Form 10-Q
period 1999-06-30
JFAX COM INC
filed 1999-09-02
CIK 1084048

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-25965


                                 JFAX.COM, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             51-0371142
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)             Identification Number)

                            10960 Wilshire Boulevard
                                   Suite 500
                         Los Angeles, California 90024
                    (Address of principal executive offices)

                                 (310) 966-1800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [ ]   No  [X]


     The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of July 31, 1999: 32,819,984 shares.

--------------------------------------------------------------------------------

                                 JFAX.COM, INC.

                      For the Quarter Ended June 30, 1999


                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)
               Condensed Consolidated Statements of Operations..................................        3
               Condensed Consolidated Balance Sheets............................................        4
               Condensed Consolidated Statements of Cash Flows..................................        5
               Notes to Condensed Consolidated Financial Statements.............................        6
     Item 2.   Management's Discussion and Analysis of  Financial
               Condition and Results of Operations..............................................        8
     Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......................       12


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings ...............................................................       13
     Item 2.   Changes in Securities and Use of Proceeds .......................................       13
     Item 3.   Defaults Upon Senior Securities .................................................       14
     Item 4.   Submission of Matters to a Vote of Security Holders ............................       14
     Item 5.   Other Information ...............................................................       14
     Item 6.   Exhibits and Reports on Form 8-K ................................................       14

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                JFAX.COM, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                      (in thousands, except share data )


                                                         Three months ended                           Six months ended
                                                               June 30,                                    June 30,
                                                    --------------------------------           --------------------------------
                                                        1999              1998                      1999              1998
                                                    --------------    --------------           ---------------     ------------
Revenue                                             $       1,647     $         784            $        3,058      $     1,275
Cost of revenue                                             1,179               683                     2,233            1,309
                                                    --------------    --------------           ---------------     ------------

         Gross profit (loss)                                  468               101                       825              (34)

Operating expenses:
         Sales and marketing                                  657               513                     1,365              885
         Research and development                             380               287                       897              549
         General and administrative                         2,039             1,106                     3,529            2,025
                                                    --------------    --------------           ---------------     ------------
         Total operating expenses                           3,076             1,906                     5,791            3,459

Operating loss                                             (2,608)           (1,805)                   (4,966)          (3,493)

Interest expense (income), net                                457                (1)                      883               (1)
                                                    --------------    --------------           ---------------     ------------
Net loss                                                   (3,065)           (1,804)                   (5,849)          (3,492)

Cumulative preferred dividends and
   accretion of discount attributable to
   preferred stock                                           (266)              ---                      (525)             ---
                                                    --------------    --------------           ---------------     ------------
Net loss attributable to
         common stockholders                        $      (3,331)    $      (1,804)           $       (6,374)     $    (3,492)
                                                    ==============    ==============           ===============     ============
Basic and diluted net loss
         per common share                           $       (0.14)    $       (0.08)           $        (0.26)     $     (0.17)
                                                    ==============    ==============           ===============     ============
Weighted average common shares used
         in determining loss per share
         Basic and diluted                             24,312,415        21,935,000                24,310,263       20,685,000
                                                    ==============    ==============           ===============     ============

     See accompanying notes to condensed consolidated financial statements

                                JFAX.COM, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

                                                                               June 30, 1999              December 31, 1998
                                                                            -------------------          -------------------
ASSETS
           Cash and cash equivalents                                        $          3,017             $          7,279
           Accounts receivable                                                           290                          241
           Prepaid expenses and other current assets                                   1,365                        1,131
           Capitalized offering costs                                                  1,035                          ---
                                                                            -------------------          -------------------

               Total current assets                                                    5,707                        8,651

           Furniture, fixtures and equipment, net                                      1,820                        1,778
           Other assets                                                                   77                           84
                                                                            -------------------          -------------------
                                                                            $          7,604             $         10,513
                                                                            ===================          ===================

LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY
           Accounts payable and accrued expenses                            $          3,426             $          1,101
           Deferred revenue                                                              324                          329
           Current portion of capital lease payable                                       93                           90
           Current portion of long-term debt                                             408                          317
           Customer deposits                                                             105                           79
                                                                            -------------------          -------------------
               Total current liabilities                                               4,356                        1,916

           Capital lease obligations                                                      94                          142
           Long-term debt                                                              6,489                        6,137
           Put warrants                                                                  ---                        6,318

           Redeemable common stock                                                     6,966                        5,246
           Mandatorily redeemable Series A preferred stock                             4,595                        4,071

               Total stockholders' deficiency                                        (14,896)                     (13,317)
                                                                            -------------------          -------------------

           Total liabilities and stockholders' deficiency                   $          7,604             $         10,513
                                                                            ===================          ===================

     See accompanying notes to condensed consolidated financial statements

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                                       Six months ended
                                                                                                           June 30
                                                                                              ---------------------------------
                                                                                                    1999              1998
                                                                                              ---------------------------------
Net cash used in operating activities                                                           $   (3,711)       $   (4,569)
                                                                                                ----------        ----------
Cash flows from investing activities-
     Purchase of furniture, fixtures and equipment                                                    (428)             (148)
                                                                                                ----------        ----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                             11             3,001
     Proceeds from issuance of notes payable                                                            91               783
     Proceeds from related parties                                                                     ---             1,000
     Repayments of loan payable and capital lease obligations                                         (225)              (29)
                                                                                                ----------        ----------
Net cash provided by (used in) financing activities                                                   (123)            4,755
                                                                                                ----------        ----------
Net increase (decrease) in cash and cash equivalents                                                (4,262)               38

Cash and cash equivalents, beginning of year                                                         7,279                23
                                                                                                ----------        ----------
Cash and cash equivalents, end of period                                                        $    3,017        $       61
                                                                                                ==========        ==========
Supplemental Cash Flow Information-
     Interest paid                                                                              $      311        $       91

     See accompanying notes to condensed consolidated financial statements

                                JFAX.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1998 as presented in the Company's Form S-1 Registration Statement filed on July 23, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - INITIAL PUBLIC OFFERING

On July 23, 1999, the Company completed its initial public offering of 8,500,000 shares of Common Stock and received proceeds of $73.9 million, net of offering costs.

NOTE 3 - REPAYMENT OF SENIOR SUBORDINATED NOTES

On July 30, 1999 the Company redeemed all of its 10% Senior Subordinated Notes due 2004. Such redemption aggregated $10,591,000 and included $85,000 in accrued interest.

In connection with this redemption, as disclosed in the Company's Form S-1, the Company will recognize a loss on early extinguishment of debt as an extraordinary item in its third quarter, approximating $4,428,000.

NOTE 4 -  REDEMPTION OF PREFERRED STOCK

On July 30, 1999 the Company notified its preferred stockholders of its intent to redeem all of its outstanding Mandatorily redeemable Series A preferred stock aggregating $6,818,000. On August 10, 1999 the Company redeemed $1,355,000 of such amount with the remaining portion to be redeemed by August 31, 1999.

NOTE 5 - PUT WARRANTS

Effective January 1, 1999, holders of a majority of the put warrants included in the accompanying December 31, 1998 Balance Sheet agreed to eliminate a fair market value put feature associated with these warrants for nominal consideration. As a result of the elimination of the put feature, the Company reclassified the put warrant liability of $6,318,000 to additional paid in capital effective January 1999.

NOTE 6 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Dividends on Preferred Stock and accretion to Preferred Stock redemption increased the net loss for determining basic and diluted net loss per share attributable to Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 1999 and June 30, 1998

  Revenue. Revenue was $1.6 million and $784,000 for the three months ended June 30, 1999 and 1998. The absolute dollar increase in revenue was primarily due to an increased number of subscriptions. Our number of subscriptions were 36,425 and 17,985 as of June 30, 1999 and 1998.

  In April 1999, we introduced free fax services principally as a promotional tool to attract customers we can target for selling our paid services. In June 1999, we introduced our free voice services for the same purpose. As of June 30, 1999, we had 121,520 subscribers for our free services.

  Cost of Revenue. Cost of revenue is primarily comprised of data and voice network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $1.2 million or 72% of revenue and $683,000 or 87% of revenue for the three months ended June 30, 1999 and 1998. The absolute dollar increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.

Operating Expenses

  Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, personnel related expenses, advertising, public relations, and promotions. Sales and marketing expenses were $657,000 or 40% of revenue and $513,000 or 65% of revenue for the three months ended June 30, 1999 and 1998. The absolute dollar increases in sales and marketing expense from period to period primarily reflect an increase in payments with respect to strategic alliances as we entered into and expanded strategic relationships with leading Internet companies, and an increase in personnel related expenses. Sales and marketing as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.

  Research and Development. Our research and development costs consist primarily of personnel related expenses. Research and development costs were $380,000 or 23% of revenue and $287,000 or 37% of revenue for the three months ended June 30, 1999 and 1998. The absolute dollar increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $2.0 million or 124% of revenue and $1.1 million or 141% of revenue for the three months ended June 30, 1999 and 1998. The absolute dollar increases in general and administrative costs from period to period were primarily due to increases in personnel, as well as increased professional fees. General and administrative costs as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  Interest Expense (Income), Net.   Our interest expense (income), net is
primarily related to capital lease obligations and long-term debt. Interest expense (income), net was $457,000 and $(970) for the three months ended June 30, 1999 and 1998. The increase in interest expense (income), net primarily resulted from the issuance in July 1998 of $10 million principal amount of subordinated debt.

Results of Operations for the Six Months Ended June 30, 1999 and June 30, 1998

  Revenue.   Revenue was $3.1 million and $1.3 million for the six months ended
June 30, 1999 and 1998. The absolute dollar increases in revenue was due primarily to increases in the number of subscriptions. Our number of subscriptions were 36,425 and 17,985 as of June 30, 1999 and 1998.

  Cost of revenue.   Cost of revenue is primarily comprised of data and voice
network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $2.2 million or 73% of revenue and $1.3 million or 103% of revenue for the six months ended June 30, 1999 and 1998. The absolute dollar increases in cost of revenue reflect the cost of building and expanding our server and networking infrastructure and customer services to accommodate the growth of our subscriber base. Cost of revenue as a percentage of revenue decreased from period to period as a result of the increases in revenue over the same periods.


Operating Expenses

  Sales and Marketing.   Our sales and marketing costs consist primarily of
payments with respect to strategic alliances, personnel related expenses, advertising, promotions, public relations, and trade shows. Sales and marketing expenses were $1.4 million or 45% of revenue and $885,000 or 69% of revenue for the six months ended June 30, 1999 and 1998. The absolute dollar increases in sales and marketing expenses primarily reflect an increase in payments with respect to strategic alliances as we entered into and expanded strategic relationships with leading Internet companies.

  Research and Development.   Our research and development costs consist
primarily of personnel related expenses. Research and development costs were $897,000 or 29% of revenue and $549,000 or 43% of revenue for the six months ended June 30, 1999 and 1998. The absolute dollar increase in research and development costs from 1998 to 1999 primarily reflects increases in personnel related expenses. Research and development costs as a percentage of revenue decreased from 1998 to 1999 as a result of increases in revenue over the same period.

  General and Administrative.   Our general and administrative costs consist
primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.5 million or 115% of revenue and $2.0 million or 159% of revenue for the six months ended June 30, 1999 and 1998. The absolute dollar increases in general and administrative costs from period to period were primarily due to increases in personnel, as well as increased professional fees. General and administrative costs as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  Interest Expense (Income), Net.   Interest expense (income), net is primarily
related to capital lease obligations and long-term debt. Interest expense (income), net was $883,000 and $ (816) for the six months ended June 30, 1999 and 1998. The increase in interest expense (income), net for 1999 resulted from the issuance in July 1998 of $10 million of senior subordinated debt.

Liquidity and Capital Resources

  Since our inception, we have financed our operations through the private placement of common stock, preferred stock and long-term debt and through equipment lease financing. At June 30, 1999, we had approximately $3.0 million in cash and cash equivalents.

  Net cash used in operating activities decreased to $3.7 million for the six months ended June 30, 1999 from $4.6 million for the same period in 1998. The decrease in net cash used in operating activities was primarily due to an increase in accounts payable of $1.7 million, a decrease in payments with respect to strategic alliances of $1.5 million, an increase in debt discount amortization of $561,000, an increase in interest payable of $252,000, offset by an increase in net loss of $2.4 million, and an increase in capitalized offering costs of $1.0 million.

  Net cash used in investing activities increased from $148,000 for the six months ended June 30, 1998 to $428,000 for the six months ended June 30, 1999 primarily due to the build-out of our network and purchases of office equipment.

  Net cash provided by (used in) financing activities decreased to $(123,000) for the six months ended June 30, 1999 from $4.8 million for the same period in 1998. The decrease in net cash provided by financing activities was primarily due to the issuance of common stock of $3.0 million, proceeds from a loan made by a related party of $1.0 million, and $783,000 in notes payable issued during the six months ended June 30, 1998. There were no comparable financings in the six months ended June 30, 1999.

  Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our network and services development, the resources we devote to the sales and marketing of our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

  In late July, 1999 the Company received net proceeds from its initial public offering totaling $73.9 million, $17.4 million of which has been or will be used to repay indebtedness and redeem preferred stock outstanding. We currently anticipate that the net proceeds of our initial public offering, after repayment of indebtedness and redemption of preferred stock, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all, or may be dilutive.

Impact of Year 2000 Issue

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using computer programs or hardware, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid Year 2000 issues.

  We are a comparatively new company, and, accordingly, the software and hardware we use to operate our business have all been purchased or developed in the last three and one half years. While this does not protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to operate our business is of recent origin. All of the software code we have internally developed to operate our business is written with four digits to define the applicable year.

  We are in the process of testing our internal information technology and non-information technology systems. We have completed the majority of testing of our internally developed systems, and are in the process of evaluating and compiling test results and determining what remaining issues need to be addressed. All of the testing we have completed has been performed by our own personnel. To date, we have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed, we believe that such software is Year 2000 compliant. However, we intend to complete more testing later in the year.

  In addition to our internally developed software, we utilize software and hardware developed by third parties both for our network as well as our internal information systems. We have tested this third-party software and hardware to determine Year 2000 compliance. In addition, we have obtained certifications from our key suppliers of hardware and networking equipment for our data centers, as well as from the providers of our Internet access and of our dedicated data transmission media, that our hardware and networking equipment are Year 2000 compliant. Additionally, we have received assurances from the providers of key software applications for our internal operations that their software is Year 2000 compliant. Based upon an initial evaluation of our broader list of software and hardware providers, we are aware that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs, and we will work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

  We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. We estimate that the costs associated with implementing our year 2000 compliance plan to be approximately $100,000. During the 2nd quarter of 1999, the expenses incurred for testing were approximately $15,000, bringing the total expenses incurred to date to $95,000. The costs incurred to date, together with our estimate of remaining costs, represent in the aggregate less than 5% of the amounts that we have budgeted for research and development and network operations. However, if we, our customers, our providers of hardware and software or other third parties with whom we do business fail to remedy any Year 2000 issues, our services could be interrupted and we could experience a material loss of revenues that could have a material adverse effect on our business, prospects, results of operations and financial condition. We consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we are unable to reasonably estimate the duration and extent of any interruption, or quantify the effect it may have on our future revenues. We have yet to develop a comprehensive contingency plan to address the issues which could result from such an event. We are prepared to develop a plan if our ongoing assessment leads us to conclude we have significant exposure based upon the likelihood of such an event.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We have indebtedness outstanding that accrues interest at fixed rates over the term of that indebtedness, and therefore we do not have interest rate risk on that debt. As of July 30, 1999 we redeemed all of our 10% senior subordinated notes due 2004 which represented a substantial portion of our long-term debt obligations.

                                   PART II.

                               OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company is not presently subject to any material legal proceedings.

ITEM 2.   Changes in Securities and Use of Proceeds

     A.  Not applicable

     B.  Not applicable

     C.  Sales of Unregistered Securities   In the six months ended June 30,
1999 we issued a total of 9,164 shares of our common stock to various employees who exercised employee options to purchase such stock at prices between $0.80 and $2.40 per share for a total purchase price of $11,592.

     D. Sales of Registered Securities and Use of Proceeds During July 1999, the Company completed its initial public offering ("the Offering") of 8,500,000 shares of its common stock. The offering date was July 23, 1999. JFAX.COM's stock is publicly traded on the NASDAQ National Market under the symbol "JFAX."

     The lead underwriters in the offering were Donaldson, Lukfin & Jenrette; BancBoston Robertson Stephens; CIBC World Markets; and DLJdirect Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-76477) which was declared effective by the SEC on July 22, 1999.

     A total of 8,500,000 shares of common stock were registered for sale by the Company under the Registration Statement for an aggregate amount of $80,750,000 (based upon the offering price of $9.50 per share). 8,500,000 shares were sold by the Company for an aggregate amount of $80,750,000 (before deduction of underwriting discounts, commissions and other expenses). Additionally, the underwriters had an option to purchase an additional 473,000 shares from the Company and 802,000 shares from certain selling stockholders to cover overallotments. None of these shares were sold in the Offering. If these shares had been sold, the aggregate amount received for the optional shares on the same basis as above would have been $4.5 million for the Company and $7.6 million for the selling stockholders.

     After deducting underwriting discounts and commissions of $5,652,500 and reasonably estimated expenses of $1,150,000 in connection with the Offering, the Company received net proceeds from the Offering of $73.9 million. As disclosed in the Registration Statement, the Company intends to use these proceeds: (1) to expand its network around the world, (2) to repay its indebtedness and redeem preferred stock, (3) to fund marketing and advertising activities and (4) for general corporate purposes.

     As of June 30, 1999, the ending date of the reporting period covered by this report on form 10-Q, the Company had not yet received or applied the net proceeds of the Offering. Application of the net proceeds from the Offering will be disclosed in future reports.

ITEM 3.   Defaults Upon Senior Securities
     Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)       Annual Meeting of Stockholders.

          The Company held its Annual Meeting of Stockholders on May 6, 1999, at 10:00 a.m. at its offices at 10960 Wilshire Blvd., Suite 500, Los Angeles, California.

(b)       Elected Directors of Registrant.

          The following persons were elected to serve as directors of the
          Company:

                   Richard S. Ressler
                   John F. Rieley
                   Jens Muller
                   Zohar Loshitzer
                   Michael P. Schulhof
                   Robert J. Cresci
                   Scott Turicchi

(c)       Items Voted Upon By Stockholders of the Registrant.

          The following matters were voted upon by the stockholders of the Company. The number of votes cast for and against are set forth below (there were no abstentions or broker non-votes):


          Nominee                    Votes For              Votes Against
          -------                    ---------              -------------

          Richard S. Ressler         20,785,721                    0

          John F. Rieley             20,785,721                    0

          Jens Muller                20,785,721                    0

          Zohar Loshitzer            20,785,721                    0

          Michael P. Schulhof        20,083,736              701,985

          Robert J. Cresci           20,785,721                    0

          Scott Turicchi             20,785,721                    0

(d)       None.


ITEM 5.   Other Information
     Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

     A.  Exhibits

         Exhibits 3.1 through 10.19 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's registration statement on Form S-1 filed on April 16, 1999 and all amendments thereto (File No. 333-76477).

     Exhibit
     Number           Description
     --------         -----------

          3.1  Certificate of Incorporation, as amended and restated.
          3.2  By-laws, as amended and restated.
          4.1  Specimen of common stock certificate.
          9.1 Securityholders' Agreement, dated as of June 30, 1998, with the investors in The June and July 1998 private placements.
         10.1  JFAX.COM Incentive Compensation Bonus Plan.
         10.2  JFAX Communications, Inc. (JFAX.COM) 1997 Stock Option Plan.
         10.3  Employment Agreement for Gary H. Hickox, dated September 2, 1998.
       10.3.1 Promissory Note issued by Gary H. Hickox to JFAX Communications, Inc. On October 7, 1998, due October 7, 2001.
         10.4  Employment Agreement for Dr. Anand Narasimhan, dated March 17,
               1997.
       10.4.1 Amended and Restated Interest Only Note issued by Anand Narasimhan to JFAX Communications, Inc. on September 17, 1997, due September 17, 1998.
         10.5  Employment Agreement for Nehemia Zucker, dated March 21, 1997.
       10.5.1 Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc. On April 11, 1997, due March 31, 2001.
         10.6 Consulting Agreement for Boardrush Media LLC, dated as of March 17, 1997.
         10.7 Put Rights, for the benefit of the investors in the June and July 1998 Private Placements
         10.8 Registration Rights Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 Private Placements.
         10.9 Registration Rights Agreement, dated as of March 17, 1997, with Orchard/JFax Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan.

       10.9.1 Letter, dated as of June 30, 1998, to Boardrush LLC, Jens Muller, John F. Rieley, Anand Narasimhan, and Nehemia Zucker from Richard
               S. Ressler Regarding the Registration Rights Agreement, dated as of March 17, 1997, Among JFAX Communications, Inc., Boardrush LLC, Jens Muller, John F. Rieley, Anand Narasimhan, and Nehemia Zucker.
        10.10 Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc. and Michael P. Schulhof.
        10.11 Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard S. Ressler regarding the Stock Option Agreement, dated as of January 24, 1997, Between JFAX Communications, Inc. and Michael P. Schulhof.
        10.12 Purchase Agreement, dated as of July 2, 1998, relating to $5 million of Preferred stock and warrants.
        10.13 Consent to Amendment of Purchase Agreement, dated as of April 16, 1999.
        10.14  Form of warrant pursuant to such Purchase Agreement.
        10.15 Master Loan and Security Agreement, dated as of March 10, 1998, by JFAX Communications, Inc. in favor of Transamerica Business Credit Corporation.
        10.16 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on April 21, 1998 due May 1, 2001.
        10.17 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on December 22, 1998 due January 1, 2002.
        10.18 Investment Agreement among JFAX Communications, Inc., Jens Muller, John F. Rieley and Boardrush LLC and Orchard/JFax Investors, L.L.C. and Richard S. Ressler, dated as of March 14, 1997 and effective as of March 17, 1997.
        10.19 Promissory Note issued by Boardrush LLC to JFAX Communications, Inc. Dated March 17, 1997 due March 17, 2004.
         27.1  Financial Data Schedule.

     B.   Reports on Form 8-K
          No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JFAX.COM, INC.
                                  (Registrant)


                                  By: /s/ NEHEMIA ZUCKER
                                      ----------------------------
                                      Nehemia Zucker
                                      Chief Financial Officer and Duly
                                      Authorized Officer of the Registrant

September 2, 1999