Form 10-Q
period 1999-09-30
JFAX COM INC
filed 1999-11-15
CIK 1084048

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]   No  [ ]


     The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of October 31, 1999: 32,855,374 shares.

--------------------------------------------------------------------------------

                                JFAX.COM, INC.

                   For the Quarter Ended September 30, 1999


                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations................  3

              Condensed Consolidated Balance Sheets..........................  4

              Condensed Consolidated Statements of Cash Flows................  5

              Notes to Condensed Consolidated Financial Statements...........  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk .... 12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................. 13

     Item 2.  Changes in Securities and Use of Proceeds ..................... 13

     Item 3.  Defaults Upon Senior Securities ............................... 14

     Item 4.  Submission of Matters to a Vote of Security Holders ........... 14

     Item 5.  Other Information ............................................. 14

     Item 6.  Exhibits and Reports on Form 8-K .............................. 14

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                  Three months ended             Nine months ended
                                                                     September 30,                 September 30,
                                                             --------------------------       --------------------------
                                                                 1999          1998              1999           1998
                                                             -----------    -----------       -----------    -----------
Revenues                                                     $     1,952    $       975       $     5,010    $     2,250
Cost of revenue                                                    1,167            916             3,400          2,225
                                                             -----------    -----------       -----------    -----------
  Gross profit                                                       785             59             1,610             25

Operating expenses:
  Sales and marketing                                              1,880          1,291             3,245          2,176
  Research and development                                           401            329             1,298            878
  General and administrative                                       1,670          1,242             5,199          3,267
                                                             -----------    -----------       -----------    -----------
  Total operating expenses                                         3,951          2,862             9,742          6,321

Operating Loss                                                    (3,166)        (2,803)           (8,132)        (6,296)

Interest income (expense), net                                       418           (433)             (465)          (433)

Increase in market value of put warrants                             ---          1,863               ---          1,863
                                                             -----------    -----------       -----------    -----------
Net loss before extraordinary item                                (2,748)        (5,099)           (8,597)        (8,592)

Extraordinary item-Loss on
  extinguishment of debt                                           4,428            ---             4,428            ---
                                                             -----------    -----------       -----------    -----------
Net Loss                                                          (7,176)        (5,099)          (13,025)        (8,592)
                                                             -----------    -----------       -----------    -----------
Premiums on preferred stock                                         (878)           ---              (878)           ---
Dividends and accretion on preferred stock                          (169)          (244)             (694)          (244)
                                                             -----------    -----------       -----------    -----------
Net loss attributable to
   common stockholders                                       $    (8,223)   $    (5,343)      $   (14,597)   $    (8,836)
                                                             ===========    ===========       ===========    ===========
Basic and diluted net loss
  per common share                                           $     (0.26)   $     (0.22)      $     (0.55)   $     (0.40)
                                                             ===========    ===========       ===========    ===========
Weighted average shares outstanding                           30,796,568     24,088,045        26,496,131     21,819,348
                                                             -----------    -----------       -----------    -----------

                                JFAX.COM, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

                                                          September 30, 1999     December 31, 1998
                                                          ------------------     -----------------
ASSETS
  Cash and cash equivalents                                          $25,019              $  7,279
  Investments in debt securities                                      19,358                   ---
  Accounts receivable                                                    374                   241
  Prepaid expenses and other current assets                            6,063                 1,131
                                                                     -------              --------
  Total current assets                                                50,814                 8,651

  Furniture, fixtures and equipment, net                               2,668                 1,778
  Long-term investments in debt securities                             9,337                   ---
  Other assets                                                           481                    84
                                                                     -------              --------
  Total assets                                                       $63,300                10,513
                                                                     =======              ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  Accounts payable and accrued expenses                              $ 2,996              $  1,101
  Deferred revenue                                                       281                   329
  Current portion of capital lease payable                               172                    90
  Current portion of long-term debt                                    1,164                   317
  Customer deposits                                                       85                    79
                                                                     -------              --------
  Total current liabilities                                            4,698                 1,916

  Capital lease obligations                                              231                   142
  Long-term debt                                                       1,679                 6,137
  Put warrants                                                           ---                 6,318
                                                                     -------              --------
  Total liabilities                                                    6,608                14,513

  Redeemable common stock                                              7,475                 5,246
  Mandatory redeemable series A preferred stock                          ---                 4,071

  Total stockholders' equity (deficiency)                             49,217               (13,317)
                                                                     -------              --------
  Total liabilities and stockholders' equity (deficiency)            $63,300              $ 10,513
                                                                     =======              ========

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                  Nine months ended
                                                                                    September 30
                                                                               ----------------------
                                                                                 1999           1998
                                                                               ----------------------
Net cash used in operating activities                                            (8,919)       (7,388)
                                                                               --------       -------
Cash flows from investing activities:
  Purchases of investments in debt securities                                   (28,695)          ---
  Purchases of furniture, fixtures and equipment                                 (1,515)         (304)
                                                                               --------       -------
Net cash used in investing activities                                           (30,210)         (304)
                                                                               --------       -------
Cash flows from financing activities:
  Common stock issued, net of capitalized offering costs                         73,823         3,000
  Exercise of stock options                                                          77             5
  Proceeds from issuance of redeemable common stock                                 ---         4,695
  Proceeds from issuance of notes payable                                            91           783
  Proceeds (repayments) of preferred stock                                       (6,818)        4,653
  Proceeds (repayments) of long-term debt                                       (10,506)        4,612
  Proceeds (repayments) of loan payable and capital lease obligations               202           (86)
                                                                               --------       -------
Net cash provided by financing activities                                        56,869        17,662
                                                                               --------       -------
Net increase in cash and cash equivalents                                        17,740         9,970

Cash and cash equivalents, beginning of year                                      7,279            23
                                                                               --------       -------
Cash and cash equivalents, end of period                                       $ 25,019       $ 9,993
                                                                               --------       -------

                                JFAX. COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1998 as presented in the Company's Form S-1 Registration Statement filed on July 23, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - INITIAL PUBLIC OFFERING

On July 23, 1999, the Company completed its initial public offering of 8,500,000 shares of Common Stock and received proceeds of $73.8 million, net of offering costs.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

At September 30, 1999 short and long term debt securities consisted of corporate instruments. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5% to 6.1% and are classified as held to maturity as the Company has the ability and intent to do so. At September 30, 1999 cost approximates fair market value.

NOTE 4 - REPAYMENT OF SENIOR SUBORDINATED NOTES

On July 30, 1999 the Company redeemed all of its 10% Senior Subordinated Notes due 2004. Such redemption aggregated $10,591,000 and included $85,000 in accrued interest.

In connection with this redemption the Company recognized an extraordinary item loss on early extinguishment of debt aggregating $4,428,000.

NOTE 5 -  REDEMPTION OF PREFERRED STOCK

In August 1999 the Company redeemed all of its outstanding mandatorily redeemable Series A preferred stock. Such amount aggregated $6,818,000 and included premiums of $878,000 and accrued dividends of $940,000.

NOTE 6 - PUT WARRANTS

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

NOTE 7 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Dividends and accretion on Preferred Stock and premiums on Preferred Stock redemption increased the net loss for determining basic and diluted net loss per share attributable to Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

NOTE 8 - LITIGATION

On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company is infringing these patents as a result of the Company's sale of enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We have reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and intend to defend the suit vigorously.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1999 and September 30, 1998

     Revenue. Revenue was $2.0 million and $975,000 for the three months ended September 30, 1999 and 1998. The increase in revenue was primarily due to an increased number of subscriptions. Our paid subscribers numbered 45,968 and 22,383 as of September 30, 1999 and 1998.

     In April 1999, we introduced free fax services principally as a promotional tool to attract customers we can target for selling our paid services. In June 1999, we introduced our free voice services for the same purpose. On September 14, we introduced our Free Fax Plus product which combines free fax and voice. As of September 30, 1999, we had 233,145 subscribers for our free services.

     Cost of Revenue. Cost of revenue is primarily comprised of data and voice network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $1.2 million or 60% of revenue and $916,000 or 94% of revenue for the three months ended September 30, 1999 and 1998. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.


Operating Expenses

     Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, advertising, personnel related expenses, public relations, and promotions. Sales and marketing expenses were $1.9 million or 96% of revenue and $1.3 million or 132% of revenue for the three months ended September 30, 1999 and 1998. The increases in sales and marketing expenses from period to period primarily reflect an increase in advertising costs associated with the launch of our $20 million advertising campaign and an increase in personnel related expenses. Sales and marketing as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.

     Research and Development. Our research and development costs consist primarily of personnel related expenses. Research and development costs were $401,000 or 21% of revenue and $329,000 or 34% of revenue for the three months ended September 30, 1999 and 1998. The increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $1.7 million or 86% of revenue and $1.2 million or 127% or revenue for the quarters ended September 30, 1999 and 1998. The increases in general and administrative costs from period to period were primarily due to increases in personnel, as well as increased professional fees. General and administrative costs as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

     Interest Income (Expense), Net. Our interest income (expense), net is primarily related to interest expense on capital lease obligations and long-term debt. Interest income (expense), net was $418,000 and $(433,000) for the three months ended September 30, 1999 and 1998. The change in interest expense (income), net primarily resulted from interest income earned on our investments in marketable securities and a decrease in interest expense due to the repayment of $10.5 million of long-term debt in July 1999.

Results of Operations for the Nine Months Ended September 30, 1999 and September 30, 1998

     Revenue. Revenue was $5.0 million and $2.3 million for the nine months ended September 30, 1999 and 1998. The increases in revenue were primarily due to increases in the number of subscriptions. Our paid subscribers numbered 45,968 and 22,383 as of September 30, 1999 and 1998.

     Cost of revenue. Cost of revenue is primarily comprised of data and voice network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $3.4 million or 68% of revenue and $2.2 million or 99% of revenue for the nine months ended September 30, 1999 and 1998. The increases in cost of revenue reflect the cost of building and expanding our server and networking infrastructure and customer services to accommodate the growth of our subscriber base. Cost of revenue as a percentage of revenue decreased from period to period as a result of the increases in revenue over the same periods.


Operating Expenses

     Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, personnel related expenses, advertising, public relations, promotions, and trade shows. Sales and marketing expenses were $3.2 million or 65% of revenue and $2.2 million or 97% of revenue in the nine months ended September 30, 1999 and 1998. The increases in sales and marketing expenses primarily reflect an increase in payments with respect to strategic alliances and increased advertising spending as we launched our $20 million advertising campaign in September 1999.

     Research and Development. Our research and development costs consist primarily of personnel related expenses. Research and development costs were $1.3 million or 26% of revenue and $878,000 or 39% of revenue for the nine months ended September 30, 1999 and 1998. The increase in research and development costs from 1998 to 1999 primarily reflects increases in personnel related expenses. Research and development costs as a percentage of revenue decreased from 1998 to 1999 as a result of increases in revenue over the same period.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $5.2 million or 104% of revenue and $3.3 million or 145% of revenue for the nine months ended September 30, 1999 and 1998. The increases in general and administrative costs from period to period were primarily due to increases in personnel, as well as increased professional fees. General and administrative costs as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

Interest Income (Expense), Net. Interest income (expense), net is primarily related to interest expense on capital lease obligations, long-term debt, and interest income earned on investments in marketable securities. Interest income (expense), net was $(465,000) and $(433,000) for the nine months ended September 30, 1999 and 1998.


Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations through the private placement of common stock, preferred stock, long-term debt, and equipment lease financing. On July 23, 1999 we completed our initial public offering, in which we sold 8,500,000 shares of common stock at a price of $9.50 per share. Proceeds from the offering, before offering expenses, were $80,750,000. As of September 30, 1999, we had approximately $25.0 million in cash and cash equivalents and $19.3 and $9.3 million in short term and long term debt securities, respectively. At September 30, 1999 short and long term debt securities consisted of corporate instruments. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months.

     Net cash used in operating activities increased to $9.0 million for the nine months ended September 30, 1999 from $7.4 million for the same period in 1998. The increase in net cash used in operating activities was primarily due to an increase in net losses of $4.4 million, an increase in prepaid marketing costs of $1.3 million and the absence of a market value put warrant charge of $1.9 million. These increases were reduced by an extraordinary loss of $4.4 million related to the debt extinguishment and an increase in accounts payable of $1.5 million.

     Net cash used in investing activities increased from $304,000 for the nine months ended September 30, 1998 to $30.2 million for the nine months ended September 30, 1999 primarily due to investments in debt securities and the build-out of our network and purchases of office equipment.

     Net cash provided by financing activities increased to $56.9 million for the nine months ended September 30, 1999 from $17.7 million for the same period in 1998. The increase in net cash provided by financing activities was primarily due to proceeds from the initial public offering of $73.8 million, of which $10.5 million was used to repay long-term debt and $6.8 million was used to redeem preferred stock.

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


Impact of Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using computer programs or hardware, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid Year 2000 issues.

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

     We are in the process of testing our internal information technology and non-information technology systems. We have completed the majority of testing of our internally developed systems, and are in the process of evaluating and compiling test results and determining what remaining issues need to be addressed. All of the testing we have completed has been performed by our own personnel. To date, we have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed, we believe that such software is Year 2000 compliant. However, we intend to retest such software prior to year end.

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

     We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. We estimate that the costs associated with implementing our year 2000 compliance plan to be approximately $110,000. During the 3rd quarter of 1999, the expenses incurred for testing were approximately $5,000, bringing the total expenses incurred to date to $100,000. The costs incurred to date represent in the aggregate less than 5% of the amounts that we have budgeted for research and development and network operations. However, if we, our customers, our providers of hardware and software or other third parties with whom we do business fail to remedy any Year 2000 issues, our services could be interrupted and we could experience a material loss of revenues that could have a material adverse effect on our business, prospects, results of operations and financial condition. We consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we are unable to reasonably estimate the duration and extent of any interruption, or quantify the effect it may have on our future revenues. We have yet to develop a comprehensive contingency plan to address the issues which could result from such an event. We are prepared to develop a plan if our ongoing assessment leads us to conclude we have significant exposure based upon the likelihood of such an event.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We had indebtedness outstanding that accrued interest at fixed rates over the term of that indebtedness, and therefore we did not have interest rate risk on that debt. As of July 30, 1999 we redeemed all of our 10% senior subordinated notes due 2004 which represented a substantial portion of our long-term debt obligations.

At September 30, 1999 short and long term debt securities consisted of corporate instruments. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5% to 6.1% and are classified as held to maturity as the company has the ability and intent to do so. At September 30, 1999 cost approximates fair market value and we believe we have no significant market rate risk.

                                   PART II.

                               OTHER INFORMATION

ITEM 1.   Legal Proceedings

On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company is infringing these patents as a result of the Company's sale of enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We have reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and intend to defend the suit vigorously.



ITEM 2.   Changes in Securities and use of  Proceeds

   A.  Not applicable

   B.  Not applicable

   C.  Sales of Unregistered Securities

       In the three months ended September 30, 1999 we (1) issued a total of 33,044 shares of our common stock to various employees who exercised employee options to purchase such stock at prices between $.80 and $1.65 per share for a total purchase price of $ 29,135 (2) issued 5,470 shares of our common stock to an employee in consideration for services to be performed under a consulting agreement.

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

   After deducting underwriting discounts and commissions of $5,652,500 and expenses of $1,274,000 in connection with the Offering, the Company received net proceeds from the Offering of $73.8 million.

   Through September 30, 1999, we have used $20.9 million of proceeds from the offering for the following purposes: (i) $17.3 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million, (ii) $1.0 million for expansion of our worldwide network, (iii) $1.5 million for funding advertising and marketing activities, and (iv) $1.1 million for funding general corporate expenses.


ITEM 3.   Defaults Upon Senior Securities
   Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
   Not applicable

ITEM 5.   Other Information
   Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

   A.  Exhibits

       Exhibits 3.1 through 10.19 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's registration statement on Form S-1 filed on April 16, 1999 and all amendments thereto (File No. 333-76477).


Exhibit
Number       Description
----------   -----------
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

B.  Reports on Form 8-K
    No reports on Form 8-K have been filed by the Company during the period covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JFAX.COM, INC.
                                      (Registrant)


                                      By: /s/ Nehemia Zucker
                                          ----------------------------------
                                                  Nehemia Zucker
                                           Chief Financial Officer and Duly
                                           Authorized Officer of the Registrant

November 12, 1999