Form 10-K405
period 1999-12-31
JFAX COM INC
filed 2000-03-30
CIK 1084048

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549

                               ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the transition period from        to

                        Commission File Number: 0-25965

                                JFAX.COM, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                  51-0371142
       (State or Other Jurisdiction of   (I.R.S. Employer
       Incorporation or Organization)  Identification Number)

                           6922 Hollywood Boulevard
                                   Suite 900
                          Hollywood, California 90028
                   (Address of principal executive offices)

                                (323) 860-9200
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $76,397,540 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2000, the registrant had 36,096,962 common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999. (Part III).

   This Report on Form 10-K includes 62 pages with the Index to Exhibits located on page 58.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
 PART I.
    Item 1.  Business...............................................     1
    Item 2.  Properties.............................................    26
    Item 3.  Legal Proceedings......................................    27
    Item 4.  Submission of Matters to a Vote of Security Holders....    27

 PART II. OTHER INFORMATION
    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters....................................    28
    Item 6.  Selected Financial Data................................    29
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    30
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk...................................................    35
    Item 8.  Financial Statements and Supplementary Data............    35
    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................    57

 PART III.
    Item 10. Directors and Executive Officers of the Registrant.....    57
    Item 11. Executive Compensation.................................    57
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.............................................    57
    Item 13. Certain Relationships and Related Transactions.........    57

 PART IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...............................................    58

                                    PART I.

Item 1. Business

                                   BUSINESS

Disclosure Regarding Forward-looking Information

   This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "intend" and "plan". Our actual results may differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in "Risk Factors" and elsewhere in this report.

   Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance of achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We assume no duty to update any of the forward-looking statement after the date of this report or to conform these statements to actual results.

Company Overview

   We are an Internet-based messaging and communications services provider to individuals and businesses throughout the world. Our services enable the user's e-mail box to function as a single repository for all e-mail, fax and voice mail and permit convenient message retrieval through e-mail or by phone. Customers can sign-up for all of our services through our web site and can promptly receive a JFAX.COM phone number.

   We provide Internet-based unified messaging services with over 56,000 paid subscriptions as of December 31, 1999. Since we started offering our services on a commercial basis in June 1996, we have expanded our network to offer our services in over 90 area codes in the United States and abroad, including area codes in 22 of the 25 most populous major metropolitan areas in the United States. We have over 15 area codes outside the United States, including area codes in London, Paris, Frankfurt, Zurich, Milan, Sydney and Tokyo. We intend to continue to increase the number of area codes and target new international locations.

Industry Background

 Growth of the Internet and Electronic Commerce

   The Internet has experienced rapid growth and has developed into a significant tool for global communications, commerce and media, enabling millions of people to share information and transact business electronically. Internet-based businesses have emerged to offer a variety of products and services over the Internet. Advances in online security and payment mechanisms have also prompted more businesses and consumers to engage in electronic commerce.

 E-Mail

   E-mail is the most widely adopted Internet application, ranging from a personal messaging tool to a strategic business tool. E-mail messages have increased in volume and functionality, and this trend is expected to continue. For example, e-mail is expected to become a major vehicle for electronic commerce transactions. The e-mail box as a locating and delivery device has become the platform for additional applications such as directory services, scheduling and document sharing. Furthermore, the e-mail box can function as a central repository to receive, send, forward, organize and prioritize voice mail, fax and e-mail messages, thus creating what is called unified messaging.

 Traditional Faxing

   The fax machine is a valuable tool for communication for businesses and individuals. Although e-mail traffic is growing rapidly, faxing continues to grow due to decreasing telephone rates and the increasing availability of software that allows faxes, including broadcast faxes, to be sent from personal computers.

 Trends in Faxing

   The transmission of faxes over the Internet has become an increasingly popular tool and provides a low cost method to send and receive faxes. In addition to Internet faxing, users are increasingly faxing documents directly from their computers, thereby growing less dependent on traditional fax machines. Recent advances in technology allow users to send and receive faxes from their computers using e-mail to transmit data over the Internet.

 Trends in Internet Messaging

   With continuing developments in modern technology, various message media are currently in the process of converging. Communication channels are becoming interchangeable as consumers can send the same message through e-mail, voice mail and fax. With the unification of these functions, consumers increasingly value messaging services that are "device-independent." Consumers appreciate the ability to send and retrieve messages in any form and in the most convenient manner, using e-mail, voice mail or fax, and accessing messages with the telephone or personal computer or through the Internet.

 Need for Cost-Effective Solutions

   Whether it is an individual avoiding the cost of maintaining a fax machine, answering machine and dedicated fax line or a large corporation attempting to cost-effectively manage expanding and increasingly sophisticated communications systems, individuals and businesses alike are making use of third parties to manage their messaging needs. In addition, businesses often find it difficult to implement state-of-the-art technology in their own infrastructure, and individuals with the expertise to maintain a sophisticated messaging system can be scarce and costly to hire, train and retain. As a result, we believe that organizations seeking to lower their costs and to reduce the amount of time and labor they invest in technological infrastructure and support systems, such as messaging systems, will look to Internet-based solutions provided by third parties to maintain competitiveness.

Our Solution

   We provide individual consumers, end-users and businesses with convenient, cost-effective and reliable Internet-based messaging and communications services.

 Individual Consumers and End-Users

   Our services are designed to provide the following key benefits to individual consumers and end-users:

  . Unified Messaging. We believe we were the first company to provide a commercially available Internet-based messaging service that enables the end-user's e-mail box to function as a single repository for all e-mail, fax and voice mail and permits convenient management of their messages through e-mail or by phone.

  . Anytime, Anywhere Accessibility. We have designed our services to allow easy access by customers seven days a week, 24 hours a day from any location. Our customers can listen to their e-mail and voice mail and manage their e-mails, faxes and voice mails from any touch-tone phone. In addition to these capabilities, our customers can listen to their voice mail and view their faxes anytime they read their e-mail.

  . Access to International Network. We have built a network allowing our customers to establish a local phone number in over 90 area codes in the United States and abroad. Additionally, our proprietary Internet-based solution enables a customer to activate service from our web site or over the phone within minutes.

  . Cost Effective Service. We believe that by using our service, customers can achieve cost savings and efficiency when compared to traditional telephone and fax communication.

  . Customization. Our services allow customers to create their own messaging solutions. They may elect to use our free services or our paid subscription services, or they may add any of our usage-based features, such as telephone access to e-mail, outbound voice, outbound faxing, broadcast voice and broadcast faxing.

  . Customer Support. We offer our customers various levels of support seven days a week, 24 hours a day.

   We believe a large percentage of our subscribers are professionals or are employed in upper management positions and that another large percentage of our subscribers are self-employed or small business owners.

 Businesses

   In addition to the benefits listed above, our service provides the following key benefits to businesses:

  . Cost Effective Service. With our service, businesses have a reduced need for personnel, traditional fax machines, phone lines or other costly hardware. In addition, we offer a simple solution priced to reflect our economies of scale.

  . Award-Winning Technology. We provide our customers with access to advanced, award-winning Internet-based messaging technologies based on open standards. In addition to being the first to market a unified messaging service, our technology has earned the 1998 CommerceNet award for Electronic Commerce Excellence in the United States Business-to-Consumer category.

  . Scaleability and Reliability. Our network of services is designed to be highly scaleable, meaning that it allows us to easily add additional locations to our network and additional users at each location. Our system is also designed with back-up components, including back-up power supplies in separate locations and multiple Internet connections, in the event of a technological failure and is designed to provide reliable service to our customers.

  . Security. Our fax services provide a type of security not available with traditional faxing since messages arrive directly into the customer's e-mail box and do not remain in view on a traditional fax machine. In addition, all of our message transmission services are merely a conduit for electronic messaging and do not store copies of transmissions in any format, electronic or otherwise.

 Our Services

   We provide a comprehensive range of Internet-based services to address the messaging and communication needs of individuals and businesses. All of our inbound services provide a unique telephone number assigned from available area codes and digitally compress and route messages to the customer's e-mail box.

   We collect approximately 95% of our fees through billing customers' credit cards provided at initiation.

   If a credit card declines to pay a customer's balance, an e-mail notice is sent to the customer. If the customer does not respond to that e-mail, a disconnection warning is sent to the customer who is then allowed up to 60 days to resolve the outstanding bill before being disconnected.

   Revenues are accrued upon billing of a customer's credit card. Uncollected credit card amounts are written off after 30 days. We write-off 100% of all amounts declined by credit cards on a monthly basis.

   Our subscription services are summarized in the following table:

SUBSCRIPTION SERVICES

 Services           Description               Attributes                                       Pricing*
 --------           -----------               ----------                                       --------
 Free Services
 Free Fax Plus      Fax/voice to e-mail       Free telephone number                            Free
                                              Unlimited number of incoming faxes/voice mails
                                              Only incoming fax/voice capability
                                              User cannot choose area code

 Paid Services
 Free Fax Plus Send Outbound faxing--User     Cannot select area code                          Setup Fee of $5.00 and
                    can
                    send faxes                for phone number                                 $2.95 per month plus
                    Broadcast fax--User can   Unlimited incoming                               additional usage-based
                    send the same fax to      faxes                                            Charges
                    numerous recipients       Annotation capability

 Business Fax       Outbound faxing--User     Can select area code for                         Setup Fee of $15.00 and
                    can
                    send faxes                phone number                                     $12.50 per phone
                    Broadcast fax--User can   Unlimited incoming                               number per month plus
                    send the same fax to      faxes                                            additional usage-based
                    numerous recipients       Annotation capability                            charges

 E-mail by Phone    Phone access--User        Access, manage and/or reply to e-mail,           Setup Fee of $15.00 plus
                    can call a toll-free      voice mail and faxes by phone                    $9.50 per month plus
                    number and access e-                                                       additional usage-based
                    mail and voice mail and                                                    charges
                    fax headers through a
                    touch tone telephone

 Personal Telecom   Combined suite of         All benefits of Business Fax and E-mail by Phone Setup fee of $15.00 plus
                    services                                                                   $12.50 per month
                                                                                               plus additional
                                                                                               usage-based charges

--------
*  These are United States dollar prices for phone numbers in most countries.

   In addition to our subscription services, we provide a number of value-added services which are available to free and paid customers of our subscription services for an incremental usage-based fee. The primary usage-based services that we offer and we expect to offer in the near future are described in the following table:

                             USAGE-BASED SERVICES

 Services                            Description                Attributes
 --------                            -----------                ----------
Current Usage-Based Services
 Outbound Fax                        User can fax document      Per minute fax rates
                                     through his/her e-mail     Paperless forwarding of received
                                     outbox                     faxes
                                     via the Internet by
                                     using the intended
                                     recipient's
                                     destination fax number
                                     followed by
                                     "@jfaxsend.com"
                                     as the e-mail
                                     destination address

 Outbound Voice                      User can send a voice      Respond to e-mails with a voice
                                     message through his/her    message
                                     e-mail
                                     outbox via the Internet
                                     by using the destination
                                     phone
                                     number "@jfaxsend.com"
                                     as the e-mail
                                     destination
                                     address

 Broadcast Faxing                    User can send the same     Powerful broadcast faxing
                                     outbound fax to multiple   capabilities
                                     recipients via the
                                     Outbound Fax service

 Broadcast Voice                     User can send the same     Powerful broadcast voice messaging
                                     voice message to           capabilities
                                     multiple
                                     recipients via the
                                     Outbound Voice service

 Telephone Access to E-mail          User can call a toll-      Access, manage and/or reply to
                                     free number and access     e-mail by phone
                                     e-mail
                                     through a touch tone
                                     telephone
Planned Services
 Follow Me Services                  Will locate user by        User will be able to assign
                                     routing incoming calls     telephone/cell phone numbers and
                                     to any phone               pager numbers at which user can be
                                     number or series of        located
                                     phone numbers. Callers
                                     will have
                                     option to leave a voice
                                     mail or to search for
                                     the user
                                                                Service will try all numbers and
                                                                track down user

 Notification                        Will keep user updated     User will be able to choose to
                                     regarding incoming         check messages immediately or do it
                                     messages.                  later
                                     User will be able to
                                     apply rules to filter
                                     which
                                     messages are received
                                     and which media is used
                                     for notification

 Cardless Calling/Conference Calling User will be able to       User will be able to make calls
                                     make outgoing calls        without having to hang up and
                                     through                    reenter calling card number
                                     JFAX.COM number by
                                     entering a pin number.
                                     User will be able to set
                                     up conference calls and
                                     speak to more than one
                                     party at a time.


   Each of the above services listed under "Current Usage-Based Services" is currently offered to our Unified Personal Telecom on per minute rates which vary depending on the location of the destination fax/phone number. Pricing for telephone access to e-mail is $0.25 per minute for access to e-mail via a toll-free telephone number.

   There can be no assurance that we will be successful in releasing of any of the planned services. The planned services are expected to be offered sometime during the second quarter of 2000. The introduction of the planned services has required a significant upgrade to our international network, which is in progress. The expansion of our network has included enhancements to our operations centers in Los Angeles, New York and London. These centers will allow enhanced data transmission over our network, including live phone conversations, which will be necessary to support the launch of our future services.

Sales and Marketing

   We intend to enhance our market position through development of, and integration with, online partners and the introduction of new communications solutions into our suite of products. In April 2000, we intend to launch a new lifecycle communication strategy focused on usage and delivering targeted upsell messages to our rapidly expanding base of free subscribers.

 Indirect Marketing

   We have recently implemented our new affiliate program, to further enable companies and individuals to sign up as JFAX.COM resellers online.

   In order to introduce our services to end-users, we have developed strategic relationships with various online and offline service providers. These service providers have pre-existing relationships with their customer bases which consist of individuals and entities that are heavy users of e-mail and phone services. Those relationships provide us with access to likely consumers for our services.

   On July 1, 1999, we entered into a new advertising and promotion agreement with Yahoo. The new agreement calls for fixed, guaranteed quarterly payments, in exchange for which we receive integration into, and exclusivity on, Yahoo's e-mail service. We also receive guaranteed user page views in Yahoo's e-mail service and certain other areas of Yahoo's network. The agreement does not require any commission payments based on customer sign-ups. The agreement expires on December 31, 2000.

 Integrated Services

   With some of our strategic relationships, we co-brand our service, allowing them to integrate their service with ours and sell a "powered by JFAX.COM" service.

 Telecommunications Companies

   We have contracted with Ameritech, Telecom New Zealand and ESAT Telecom in Ireland to offer services to their customers. These agreements represent a first step in executing a broad recruitment program targeting traditional telephone companies, competitive telephone companies, long distance providers and wireless carriers.

 Systems Integrators

   We are in the early stages of our relationship with systems integrators, by which we mean businesses that take our services and bundle them with services of other companies to be sold as a convenient package of services to the customer. We intend to build a network of systems integrators that will offer our services as part of an overall information technology solution for their corporate and government customers.

 International Marketing

   We believe that we benefit from local representatives in our international markets, since they have the cultural understanding and relationships necessary to sell our services. Our international department in Los Angeles focuses on recruiting and supporting our international marketing effort.

 Marketing Our Services to Existing Subscribers

   Our unified messaging resources allow us to execute this sales and marketing strategy efficiently. As a unified messaging company, we have access to our subscribers' e-mail and are able to customize our marketing efforts to specific customers. As a result, we have a direct, low cost channel in which to advertise our services by sending the customer a promotional fax, e-mail or voice mail message.

International Network and Operations


   We offer our services in over 90 area codes in the United States and abroad, including in 22 of the 25 most populous major metropolitan areas in the United States and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney and Tokyo. We obtain phone numbers on an as-needed basis from various local carriers throughout the United States and internationally with whom we have relationships. As of March 15,

2000, we have over 725,000 phone numbers in use by our subscribers and we have an additional 200,000 phone numbers which we have already acquired from local carriers and which are in our inventory. Our ability to continue to acquire additional quantities of phone numbers in the future will depend on our relationships with our local carriers and our ability to pay market prices for such phone numbers. We have pursued two basic types of commercial relationships in rolling out our network:

  . International Strategic Alliances. To expand our international network rapidly, we are pursuing strategic alliances with companies in a number of foreign markets. These alliances provide us with local marketing, billing, and customer support and, in some cases, co-location and phone numbers. Our agreements with our international strategic alliance resellers may provide that the reseller is granted a license as our exclusive reseller in the particular country in question. The license generally has an initial term of one-year following commercial launch and is renewable by the reseller for additional one-year renewal terms, provided that certain threshold requirements for JFAX.COM subscribers are met at the expiration of each term. The reseller agreement provides for the reseller to pay for local phone numbers and hardware, local marketing expenses, billing and local help desk support. In exchange, the reseller receives a commission based on the JFAX.COM revenues associated with the reseller.

  . Co-location. Our servers are housed in spaces owned by third parties, frequently local telephone companies, from which they are connected to a network of phone lines dedicated to JFAX.COM or connected to the Internet. We refer to this service provided by third parties as "co-location." We generally arrange independently for the connection of local phone numbers for our customers and associated trunks to the servers.

   Most servers have a direct connection to the Internet. In addition, in the event that a direct connection is not functioning or a server has no connection, each server is also connected to a dedicated network of phone lines. By virtue of that network, each server is connected to at least two of our hubs, or central servers, through which messages can be routed to the Internet. Either the local telephone company or an alternate provides us the ability to access our servers through the telephone lines for the purposes of maintenance and repair. Given the simple nature of the services provided by the co-locators, our co-location agreements are much simpler arrangements than the agreements with our strategic alliances and provide for a fixed monthly fee.

   We have entered into co-location agreements primarily with three carriers. For locations in the United States, we generally co-locate with WorldCom/MFS, which is now MCI WorldCom, or AT&T Corp. For international locations, our co-location agreements are for the most part with a U.S. subsidiary of Telecom Italia. We have certain other co-location agreements, in which we own both the lines and equipment. Our co-location agreements generally provide for fixed monthly payments and a fixed term of at least one year. Some are cancellable by us on either 60 or 90 days' notice.

   We intend to enter additional markets and to expand our operations outside the United States. International sales and our entry into additional foreign markets are subject to a number of inherent risks. For example, we face a more complex process to acquire telephone numbers outside the United States due to regulatory constraints or bureaucratic systems that differ greatly from those in the United States. In many countries, under local law, we may not acquire telephone numbers directly, but must use a local company to procure telephone numbers. This increases the importance of our international strategic alliances, but also makes it more difficult to structure foreign strategic alliances given the preferences the local companies enjoy. In addition, we must depend to a greater extent on our foreign strategic alliances for day-to-day management, including relying on those foreign strategic alliances to provide help-desk support and other services.

   Internationally, we may encounter different technology standards that require us to expend time and resources on adapting our proprietary and other technology to those foreign standards, as well as to ensuring that the technology, as so adapted, remains compatible with the rest of our network. This adaptation increases the cost of expanding abroad. Finally, in international markets, we are subject to changes in regulatory requirements and tariffs. Because we are not familiar with those international environments, and because the systems of government and regulation that exist abroad are frequently different from what we experience in the United States, it may be more difficult for us to anticipate changes and how they will affect the provision of our services. As a result, it may be more difficult for us to accommodate those changes.

Services and Information Systems

 Inbound Services

   Inbound servers accept incoming fax and voice mail messages on telephone lines from local telephone providers. The servers run on the Unix operating system, known for reliability in telecom environments, using equipment supplied by leading hardware manufacturers, and software designed and written by our programmers. After a fax transmission or a voice message is received by the server, it is compressed into a standard form, and sent to the user's e-mail address via the Internet. By using the Internet we are able to connect efficiently with third parties on a worldwide basis. Voice messages are typically compressed by a factor of 5 to 1 using the internationally-proven Global Systems for Mobile Communications technology, which results in telephone quality voice, with small file sizes. Faxes are compressed to the TIF/F format, an Internet standard for multi-page fax documents, with an average page requiring about 40 kilobytes of memory.

 Outbound Services

   The outbound system accepts e-mail messages via the Internet that are addressed to fax machines anywhere in the world, or voice messages that are addressed to telephones anywhere in the world. After a message is received by the outbound system, it determines a least cost route for transmitting the message to the final destination fax machine or telephone. The system comprises servers in a distributed network with several scheduling, prioritization and routing procedures designed and written by our programmers, to ensure that the message is delivered in a timely and cost-effective manner to the destination.

 Telephone Access Services

   Our telephone access system offers users the capability to call from any touch-tone telephone and listen to their e-mails and voice mails and manage their e-mails, faxes and voice mails. Our servers connect via the Internet to the user's e-mail servers, and retrieve all of the user's messages, permitting customers to listen to their e-mails via a text-to-speech conversion technology and manage their e-mails, faxes and voicemails by phone.

 Internet Access and Provisioning Services

   Our Internet-based provisioning systems, by which customers can initiate our services from our web site, permit us to provision phone numbers and manage account information promptly and efficiently. These systems work on a network of servers connected to a centralized database, and are built to handle high volume traffic with back-up technology in the event of a failure and the ability to add servers and users easily.

 Reliability and Capacity Issues

   While we intend to add new subscribers and expand our service offerings, future growth in our subscriber base for both free and paid services, and growth in the subscriber bases of competing companies, will increase the demand for available network infrastructure and Internet data transmission capacity. Growth in our business, and in that of our existing or future competitors, could lead to shortages in the capacity required to operate our business, or could cause capacity to become more expensive. In either case, we may be unable to acquire the necessary capacity to accommodate future growth or to acquire it on a timely basis, which could slow down or disrupt our ability to transmit customers' messages.

   Additionally, these trends will increase the demand for large quantities of telephone numbers and may lead to an inability on our part to acquire the necessary phone numbers, particularly in desirable metropolitan areas, to accommodate our future growth. If potential customers encounter difficulty obtaining phone numbers from us, or obtaining those phone numbers on a timely basis, they may turn to competitors' services. In addition, if the growth in our subscriber base or our service offerings leads to a reduction in our reliability or our perceived reliability, or results in problems for the Internet in general that are beyond our control, customers or potential customers may turn to our competitors' services including traditional faxing services. Thus, while our growth is crucial to our future success, that very same growth, when combined with that of our competitors, could lead to slow delivery times or unreliable service levels, network failures, security breaches, lack of capacity in our network, insufficient telephone numbers or a slower Internet. Any of the above could have a material adverse effect on our business, prospects, financial condition and results of operations.

Customer Support Services

   Our customer service department provides various levels of 24-hour support, seven days a week. This department provides support primarily in English, although this department also has French, Spanish and German speakers. The department handles all account issues for our subscribers, ranging from initial sales and sign-up to technical support and account administration. To provide this "one-stop shop," we have installed a technology infrastructure for our customer service representatives to leverage available data from our main enterprise database and our customer database. These databases give our customer service representatives the ability to track purchase history, payment history, caller history, contact history, and report, analyze and solve technical issues in an efficient and organized manner. We maintain a list of frequently asked questions for use by customer service representatives in responding to common queries and issues. This list of questions is updated to keep our customer service representatives abreast of new issues.

   Further, we offer Internet-based online self-help. This allows customers to resolve simple issues on their own. We have found that most customer questions come from new users, and with an online self-help guide we believe we are able to address the majority of new users' questions efficiently.

Competition

   We principally compete to provide Internet enabled e-mail users with unified messaging and related communications services. Because unified messaging is a new service that is designed to consolidate other methods of messaging (e.g., voice mail, fax and e-mail) into a single repository, we compete with worldwide providers of voice mail services and products and fax services and products. Each of these markets on a stand-alone basis is highly competitive and has numerous service and product providers.

   Although we currently have direct competitors for some of our services, we are not aware of any service provider currently offering an international unified messaging suite of services directly competitive to our own. We believe this lack of direct competition will change. For example, GTE has announced that it will begin offering in 50 United States markets a unified messaging service. To the extent our services face competition, that competition is based on price, quality, brand recognition, geography and customer support.

   Services similar to ours have been introduced free to users on an advertising supported basis. Like many other services provided over the Internet, such as news feeds and stock quotes, these services are provided free of charge to attract traffic to the service provider's website. The providers of free services attempt to recoup their expenses by selling advertising based on the traffic generated from users of free services. Examples of free services similar to ours include free voice mail products that require users to listen to taped ads before they can access their messages, and facsimile-to-email services free to users which require that users view advertisements when they retrieve their faxes. We expect that as these free services become popular, consumers will require our subscription services to provide clear incremental benefits over free services to justify paying for our services. In addition, to the extent free services of another provider are used by a potential JFAX.COM customer, it may be harder for us to persuade that potential customer to try our services. Providers of free services in addition to those listed above may enter the market and thereby reduce the perceived value of our services to our potential customers.

   Further, although to date we have not experienced competition from any of our strategic alliance resellers, there is a risk that, in the future, these companies could develop their own competitive services and begin to compete with us directly. This represents a particular risk for us as we rely to a great extent on our strategic alliances to market, and provide a potential customer base for, our services. As a result, competition from these entities would have the doubly adverse effect of both subjecting our services to competitive pressures and limiting our avenues for marketing.

   Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry. These industries include major companies which have much greater resources than we have, have been in operation for many years and have large subscriber bases. Such companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete successfully.

   We believe that our solution competes favorably with that of other current and potential providers with respect to the following:

  . range and quality of service offerings,

  . access to phone numbers in major metropolitan areas in the United States and abroad,

  . pricing and cost savings for customers,

  . customer support, and

  . brand recognition.

   However, our solution competes unfavorably at least on price with those companies who provide for free, i.e. on an advertising supported basis, one or more of the services that we provide. In addition, we compete negatively with many companies whose services compete with one or more of our services, and which have greater efficiencies of scale or easier access to capital due to their financial strength or size or their more well-established reputation. Finally, one or more of the companies offering component portions of our service may enhance their service offerings, and those service offerings might be superior to ours. If this were to occur, and the company offering those services were well-established, it would negatively impact our competitive position.

   We believe we can compete effectively in unified messaging because it is a relatively new service and, as the first company offering unified messaging in its complete form, we have a head start on our current and potential competitors with respect to these factors. However, we face strong competition in each of the component portions of our service (e.g., voice mail, fax and e-mail) from larger, financially stronger and better established competitors.

Patents and Proprietary Rights

   We rely on a combination of trademark, trade secret and copyright law and contractual agreements to protect our proprietary technology and intellectual property rights.

   We have developed substantially all of our software internally. We have entered into agreements with our software programmers that provide for our ownership of all software and intellectual property.

   We have licensed from third parties some components of our end-user software for unlimited use for one-time, up-front payments pursuant to written license agreements. Some of our license agreements provide for a modest additional payment in the event of a subsequent major upgrade.

   We have multiple pending U.S. patent applications and one Patent and Trademark Office application for proprietary aspects of the major components of our technology, but we have no issued patents. Unless and until patents are issued, no patent rights can be enforced. We have obtained U.S. copyright registrations for certain proprietary software.

   We own registrations in the United States for the service marks JFAX, JFAX.COM and our logo, as well as a European Community registration and a European Community application for registration of JFAX(R). We also own registrations and applications for registration in the United States of other service marks and slogans that we use.

   We hold the Internet domain name "jfax.com." Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as ".net" or ".org" or with a country designation. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by Internet regulatory bodies, while trademarks are enforceable under local national law. In addition, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names in all of the countries in which we conduct business, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

   Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

   On October 28, 1999, AudioFAX IP LLC filed a lawsuit against us in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we are infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We have reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and are defending the suit vigorously.

Government Regulation

   There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. For example, recent laws affecting the Internet include:

  . The Digital Millennium Copyright Act, which provides stronger copyright protection for software, music and other works on the Internet. Under this law, Internet service providers and web site operators must register with the U.S. Copyright Office to avoid liability for infringement by their subscribers.

  . Child Online Protection Act, which makes illegal the communication of material that is harmful to minors on the Internet for commercial purposes in such a manner as to be available to minors. This law also contains a section that requires web sites to obtain parental consent before collecting information from children 12 and younger.

  . Child Protection and Sexual Predator Punishment Act, which imposes stronger criminal penalties for using the Internet to solicit minors for sexual purposes and criminalizes sending obscene material to persons under the age of 16.

  . The Internet Tax Freedom Act, which provides a three-year moratorium on taxes deemed discriminatory in order to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation.

   In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property, taxation, libel, obscenity and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

   We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission, state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry.

   The FCC has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers. In that same ruling, the FCC determined that in the event of continuing disputes between carriers with respect to inter-carrier compensation, the states will be permitted by the FCC to intervene and resolve the issue. An Appeals Court has recently remanded the FCC's ruling concerning the jurisdictional issue for additional justification. The outcome of this remand, as well as the results of the FCC's continuing review of the issue of inter-carrier compensation for calls to Internet service providers, could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use and thereby decrease the demand for our services.

   The United Kingdom and the European Union have adopted legislation which has a direct impact on business conducted over the Internet and on the use of the Internet. For example, the United Kingdom Defamation Act of 1996 protects an Internet service provider, under certain circumstances, from liability for defamatory materials stored on its servers. The European Directive on the Protection of Consumers is expected to have a direct effect on the use of the Internet for commercial transactions and will create an additional layer of consumer protection legislation with respect to electronic commerce. In addition, numerous other regulatory schemes are being contemplated by governmental authorities in both the United Kingdom and the European Union. As in the United States, there is uncertainty as to the enactment and impact of foreign regulatory and legal developments. These developments may have a material and adverse impact on our business, prospects, financial condition and results of operations.

Seasonality and Backlog

   Our business is not seasonal to any significant extent. Due to sales almost exclusively by credit card, we experience no material backlog.

Research and Development

   The market for our services is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new services and enhancements of existing services. Our future success will depend, in part, upon our ability to enhance our current services, to respond effectively to technological changes, to sell additional services to our existing customer base and to introduce new services and technologies that address the increasingly sophisticated needs of our customers. We are devoting significant resources to the development of enhancements to our existing services and the migration of existing services to new software platforms. There can be no assurance that we will successfully complete the development of new services or the migration of services to new platforms or that current or future services will satisfy the needs of the market for unified messaging and communications systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete

   Our research and development expenditures were $1,829,000, $1,226,000 and $793,000 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

Employees

   As of March 15, 2000, we employed or contracted a total of 130 employees, including 4 consultants on a full or part-time basis. We have 106 full-time and 24 hourly workers. 32 of our employees are technical staff, reflecting our emphasis on the development of new technologies.

   Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.

                                 RISK FACTORS

   The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth below, there may be other factors, or factors which arise in the future, which may affect our future performance and the market prices for our securities.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business

   We have a limited operating history. We were formed in December 1995, and our services became commercially available in 1996. Because of our limited operating history, you have limited operating and financial data about us upon which to base an evaluation of our performance and an investment in our common stock or other securities. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies competing in rapidly evolving markets.

   These risks include our ability to:

  . Acquire businesses and technologies;

  . Integrate the operations of the companies that we have recently acquired;

  . Manage growing domestic and international operations;

  . Create and maintain strategic relationships;

  . Expand sales and marketing activities;

  . Expand our customer base and retain key clients;

  . Introduce new services;

  . Compete in a highly competitive market;

  . Upgrade our systems and infrastructure to handle any increases in messaging traffic;

  . Reduce service interruptions; and

  . Recruit and retain key personnel.

   If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

We Expect Our Losses and Negative Cash Flow to Continue, Which May Adversely Impact Our Business and Our Stockholders

   We have incurred substantial operating losses, net losses and negative cash flow on both an annual and quarterly basis. For the year ended December 31, 1999, we had an operating loss of $13.2 million, a net loss attributable to common shares of $19.0 million and negative cash flow from operating activities of $12.1 million. We expect to continue to incur net losses for the foreseeable future and cannot assure you that we will ever achieve profitability or generate positive cash flow.

We Expect Our Expenses to Increase, and Our Expenses May Exceed Our Revenues for a Significant Period, Which Could Delay or Prevent Altogether Our Achieving Profitability, and Harm Our Stockholders

   We expect our operating expenses and capital expenditures to increase significantly, especially in the areas of sales and marketing expenses, operating and infrastructure expenses and general and administrative expenses, as we develop and expand our business. As a result, we will need to increase our revenue significantly to become profitable. In order to grow our revenue, we need to add customers for our services and increase the usage of our services by our customers, thereby increasing the fees and usage charges that we collect. If our revenue does not increase as much as we expect or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, prospects, financial condition and results of operations.

We May Need and Be Unable to Obtain Additional Funding on Satisfactory Terms, Which Could Dilute Our Stockholders or Impose Burdensome Financial Restrictions on Our Business

   If our capital requirements or revenue vary materially from our current plans or if unforseen circumstances occur, we may require additional financing sooner than we anticipate. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operation.

Further Acquisitions Could Result In Dilution, Operating Difficulties And Other Harmful Consequences.

   We expect to acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 2000, we have completed the acquisition of one company, (SureTalk.com, Inc.) and certain assets of another company, (TimeShift, Inc.,). We are currently engaged in discussions regarding further strategic acquisitions or investments. Although these discussions are ongoing, we have not signed any definitive agreements, and cannot assure you that any of these discussions will result in actual acquisitions. To be successful, we will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies. We expect to pay for some acquisitions by issuing additional common stock, which would dilute current shareholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase operating expenses.

We Will Face Technical, Operational and Strategic Challenges That May Prevent Us from Successfully Integrating SureTalk.com, Inc. and TimeShift, Inc.

   Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of SureTalk.com, Inc. and TimeShift, Inc. into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating the operations of our subsidiaries and businesses, including:

  . potential incompatibility of business cultures;

  . perceived adverse changes in business focus;

  . potential conflicts in sponsor, advertising or strategic relationships;
    and

  . the loss of key employees and diversion of the attention of management from other ongoing business concerns.

Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

We Have Experienced Rapid Growth Which Has Placed a Strain on Resources And Our Failure To Manage Growth Could Cause Our Business To Suffer

We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 68 on December 31, 1998 to 130 on March 15, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, operational and financial resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

We May Not Be Able to Respond to the Rapid Technological Change of the Internet Messaging and Communications Industry

   The Internet messaging and communications industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing messaging and communications services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective subscribers. If we do not properly identify the feature preferences of prospective subscribers, or if we fail to deliver features which meet the standards of these subscribers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

If We Do Not Successfully Address Service Design Risks, Our Reputation Could Be Damaged And Our Business And Operating Results Could Suffer

   We must accurately forecast the features and functionality required by target subscribers. In addition, we must design and implement service enhancements that meet customer requirements in a timely and efficient manner. We may not successfully determine customer requirements and may be unable to satisfy subscriber demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if any new service we launch is not favorably received by customers and end-users, our reputation could be damaged. If we fail to accurately determine customer feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.

We May Need Additional Capital And Raising Additional Capital May Dilute Existing Shareholders

   We believe that existing capital resources will enable us to maintain current and planned operations for at least the next 12 months. However, we may be required to raise additional funds due to unforeseen circumstances. If capital requirements vary materially from those current planned, we may require additional financing sooner than anticipated. Such financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing shareholders.

We Cannot Predict Whether We Will be Successful Because Our Business Model is Unproven and Our Market is Developing

   Our business strategy is unproven, and it is too early to reliably gauge market penetration rates for our services. To date, we have not established a definite demand or a reliable cost to add a subscriber for these services. In addition, there can be no assurance that we will be successful in the offering of any additional services that we are currently planning. If the demand is lower than anticipated, or the cost to add a subscriber is higher, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Other Companies are Offering Free Services Supported by Advertising, Which May Cause Subscribers to Become Unwilling to Pay for Our Services

   Many services provided over the Internet are provided free of charge to attract traffic to the service provider's website. These free services include free voice mail, free e-mail and free facsimile-to-email services, which are being offered by other companies in competition to our services. The providers of free services attempt to recover their expenses and make a profit by selling advertising based on the traffic generated from users of free services. For example, free voice mail may require users to listen to taped ads before they can access their messages. We expect that as these free services become popular with consumers, they will require our subscription services to provide clear incremental benefits over free services to justify paying for our services. In addition, to the extent free services of another provider are used by a potential JFAX.COM customer, it may be harder for us to persuade that potential customer to try our services.

   Our Failure to Achieve or Sustain Market Acceptance at Desired Pricing Levels Could Impair Our Ability to Achieve Profitability or Positive Cash Flow

   The widespread availability of free services, including our own, may result in consumers being unwilling to pay for messaging services. Even in cases where customers are willing to pay for these services to avoid the advertising associated with free services, or to obtain the benefits of unified messaging in its complete form, we expect prices in our industry will continue to fall. Therefore we may need to reduce prices for our existing and future services. We cannot predict whether our pricing schedule will prove to be viable, whether demand for our services will materialize at the prices we would like to charge or whether we will be able to sustain adequate future pricing levels as competitors introduce competing services, including free services.

   Customers may be unwilling to pay our prices, either because they find free services to be satisfactory, or because they find other paid services to offer better value for the cost involved. The prices for our services are in some cases higher than those charged by our competitors. Our failure to achieve or sustain desired pricing levels would have a material adverse effect on our business, prospects, financial condition and results of operations.

The Recent Introduction of Free Fax Services May Harm Our Business

   In 1999 we introduced free services. We expect to generate revenues from our free service customers by selling them additional services for which charges are usage-based. We will also encourage free service customers to convert to paid subscriptions. We have a limited track record from which to predict levels of revenue to be achieved from customers who are attracted by our free services. The availability of free services may cause some of our paying customers to switch to our free services and discontinue their payments to us.

   We introduced our free services principally as a promotional tool, and partially in response to the introductions by competing companies. We expect the trend for free services will continue in our industry. There can be no assurance that the recent introduction of these competing services will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Operating Results In One or More Future Periods Are Likely to Fluctuate Significantly and May Negatively Impact Our Stock Price

   Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

  . the rate at which we are able to add subscriptions and sell additional usage-based services to both free and paid customers of our subscription services,

  . the amount and timing of expenditures to form strategic relationships, to enhance sales and marketing and to expand our infrastructure,

  . technical difficulties, system failures or network downtime,

  . delays in implementing strategic alliances, or loss of strategic alliances, and

  . economic and competitive conditions specific to our industry.

As a result, it is likely that in some future periods our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely be materially adversely affected.

If We Fail to Expand and Adapt Our Network Infrastructure, Our Business May be Harmed

   We must continue to expand and adapt our network infrastructure, both domestically and internationally, as the number of customers and the volume of messages they wish to transmit increases. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources, even if the expansion is primarily for our free service offerings. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost or at all.

   In addition, future growth in our subscriber base for both free and paid services, together with growth in the subscriber bases of other companies who have recently introduced free facsimile-to-email services and other Internet-dependent services, will increase the demand for available network infrastructure and Internet data transmission capacity. This could lead to insufficient capacity and an inability on our part to accommodate our future growth. Insufficient network capacity could lead to a reduction in our services' reliability. Since customers will not tolerate a service hampered by slow delivery times or unreliable service levels, insufficient network capacity could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Business Could Suffer if We Cannot Obtain Telephone Numbers

   Our future success will depend upon our ability to procure large quantities of telephone numbers in the United States and foreign countries. Our ability to procure telephone numbers depends on applicable regulations, the practices of telecommunications carriers that provide telephone numbers and the level of demand for new telephone numbers. Failure to obtain these numbers in a timely and cost-effective manner may prevent us from entering some foreign markets or hamper our growth in domestic markets, and may have a material adverse effect on our business, prospects, financial condition and results of operations.

   Our ability to procure large quantities of phone numbers will be particularly limited in area codes of large metropolitan areas, and we may at some point be unable to provide our customers with phone numbers in the most desirable area codes (e.g., 212 in Manhattan and 171 in London) in such areas, having to rely instead on new area codes created for these areas. We do not allow customers of our free services to choose the area code for the phone number we provide, and to some extent this makes our free services less attractive, particularly in comparison to our subscription services, or subscription services provided by others where the customer may select an area code.

   In addition, future growth in our subscriber base for both free and paid services, together with growth in the subscriber bases of providers of free fax to e-mail services, will increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary phone numbers to accommodate our future growth.

Any Failure of the Internet as a Message Transmission Medium Could Harm Our Business

   Our future success will depend upon our ability to route our customers' traffic through the Internet and through other data transmission media. For our services, other data transmission media include fiber optic or copper lines owned and operated by third parties, with portions of the capacity on these media being dedicated for our use. Our success is largely dependent upon the viability of the Internet as a medium for the transmission of documents. We also depend on the continued operation of a user's e-mail system. To date, we have transmitted a limited amount of customer traffic. There can be no assurance that these will prove to be viable communications media, that document transmission will be reliable or that capacity constraints which inhibit efficient document transmission will not develop.

   We access the Internet and other data transmission media through dedicated or shared connections to third party service providers. In many cases, we pay fixed monthly fees for Internet and other access, regardless of our usage or the volume of our customers' traffic. There can be no assurance that the current pricing structure for access to and use of these media will not change unfavorably and, if the pricing structure changes unfavorably, our business, prospects, financial condition and results of operations could be materially and adversely affected.

If the Internet Stops Growing, Our Business Will Suffer

   Our future success is substantially dependent upon continued growth in the use of the Internet in order to support the sale of our services. There can be no assurance that the number of Internet users will continue to grow. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable avenue to transmit communications for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, traffic congestion, inconsistent quality or speed of service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or lack of timely development and commercialization of performance improvements, including high-speed modems.

The Market May Not Switch to Our Services Due to Concerns About the Reliability of Internet Communications, Which May Significantly Impair Our Business and Prevent the Execution of Our Business Plan

   Our ability to route existing customers' traffic through the Internet and to sell our services to new customers may be inhibited by, among other factors, the reluctance of some customers to switch from traditional fax delivery to delivery over the Internet, and by widespread concerns over the adequacy of security in the exchange of information over the Internet. Additionally, there may be delays in any transmission over the Internet which may result in our service being regarded as less timely than a traditional fax delivery. If our existing and potential customers do not accept delivery through the Internet as a means of sending and receiving documents via fax, our business, prospects, financial condition and results of operations would be materially and adversely affected.

   In addition, we face similar risks regarding the market acceptance of the delivery of customers' voice mail messages and "real time" voice communications over the Internet. As a result, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our Business May be Constrained Because We Support a Limited Number of Operating System Platforms

   Our services can be utilized only by those users whose computers are run by Windows 3.1, Windows 95, Windows 98, Windows NT, Macintosh, and UNIX operating systems. Since there are other operating system platforms, we cannot provide our services to all potential customers for our services. To the extent other operating systems proliferate in the future, our ability to attract new customers and keep existing customers could be significantly impaired.

The Market In Which We Operate is Highly Competitive, and We May Be Unable to Compete Successfully Against New Entrants and Established Industry Competitors With Significantly Greater Financial Resources

   Competition in the converging Internet and telecommunications industries is becoming increasingly intense. We face competition for our services from, among others, voice mail providers, fax providers, paging companies, Internet service providers, e-mail providers and telephone companies.

   The recent trend of our competitors providing free services has increased these competitive pressures. We have responded to this trend by introducing our own free services. Competitive pressures may impair our ability to achieve profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if our goal is to have an exclusive relationship with a particular company.

   We compete against other companies that provide one or more of the services that we do. In addition, these competitors may add services to their offerings to provide unified messaging services comparable to ours. Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry, which could include some of our strategic alliances. These industries include major companies which have much greater resources than we do, have been in operation for many years and have large subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

We May Have Difficulty in Retaining Our Customers, Which May Prevent Our Long-Term Success

   Our sales and marketing and other costs of acquiring new subscriptions are substantial relative to the monthly fees derived from subscriptions. Accordingly, we believe that our long-term success depends largely on our ability to retain our existing customers, while continuing to attract new ones. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve customer retention. We believe that intense competition from our competitors, some of which offer free service or other enticements for new subscriptions, has caused, and may continue to cause, some of our customers to switch to our competitors' services. In addition, some new customers use the Internet only as a novelty and do not become consistent users of Internet services and, therefore, may be more likely to discontinue their service. These factors adversely affect our customer retention rates. Any decline in customer retention rates could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Messaging and Communications Industry is Undergoing Rapid Technological Changes and New Technologies May Be Superior to the Technologies We Use

   The messaging and communications industry is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. Additionally, widely accepted standards have not yet developed for the technologies we use.

   We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. In addition, these services and technologies may not be compatible or operate in a manner sufficient for us to execute our business plan, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

A System Failure or Breach of Network Security Could Delay or Interrupt Service to Our Customers

   Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss.

   Despite the implementation of security measures, our infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by our customers or other Internet users. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing our services, which may result in significant liability to us and also may deter current and potential customers from using our services. Any damage, failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Software May Have Defects and We May Encounter Development Delays

   Software-based services and equipment, such as our services, may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in our software after commercial release, or that we will not experience development delays, resulting in delays in market acceptance, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We Depend on Third Parties to Market Our Services, and the Failure by These Third Parties to Market Our Services May Hinder Our Marketing Efforts

   Currently, we rely on third parties, including e-mail providers, Internet service providers, online service providers and telecommunications companies as a means of marketing our services. We are also in the early stages of marketing our services through systems integrators. Systems integrators are businesses that bundle our services with services of other companies to be sold as a convenient package of services to the customer. In the event of any prolonged technical problems or failures experienced by these third parties or the termination of these marketing agreements, our marketing capabilities would be significantly hindered, which could have a detrimental effect on our business, prospects, financial condition or results of operations. For example, our failure to achieve technical integration with America Online's e-mail system resulted in a renegotiation of our agreement with America Online, and a suspension of our advertising on America Online in late 1998 through December 1999. This resulted in a reduction in our America Online subscribers, from over 4,000 net additions in 1998 to an approximately 1,400 net reduction in 1999.

   Many of these relationships are terminable at will or upon short notice. Furthermore, none of our relationships with these third parties includes long-term contractual commitments to continue the relationship, and many of these relationships are in the early stages of development. Because many of our strategic allies view unified messaging as important to their future, they may elect to directly compete with us in the provision of unified messaging services.

   In addition, our success in developing an international customer base depends on the formation of alliances with foreign companies and their ability to successfully market our services. In any relationship with a third party, particularly internationally, there may be difficulties in integrating or coordinating our services and systems with those of the other party. The failure to form and maintain these strategic alliances or the failure of these companies to successfully develop and sustain a market for our services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our Success Depends on Our Retention of Our Executive Officers and Our Ability to Hire and Retain Additional Key Personnel

   Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have worked together for only a short period of time. For example, our President and Chief Executive Officer and Chief Technology Officer have joined us within the past three months.

   The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Our International Operations are Exposed to Regulatory, Management, Credit Card, Currency and Other Risks That May Prevent Us From Being Successful in International Markets

   At the end of 1999, foreign telephone numbers represented a significant portion of our total telephone numbers. These foreign numbers were sold through our U.S. web site. We intend to continue to expand into international markets and to spend significant financial and managerial resources to do so. If revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results will suffer. At present, we have international operations in Australia, Canada, Finland, France, Germany, Ireland, Italy, Japan, New Zealand, the Netherlands, Switzerland and the United Kingdom. We have limited experience in international operations and may not be able to compete effectively in international markets. International sales are subject to inherent risks, including:

  . unexpected changes in regulatory requirements and tariffs,

  . a more complex process to acquire telephone numbers,

  . difficulties in staffing and managing foreign operations,

  . the possibility of subsidization of our competitors and the nationalization of business,

  . longer payment cycles, and greater difficulty in accounts receivable collection,

  . differing technology standards,

  . potentially adverse tax consequences

  . imposition of currency exchange controls, and

  . greater exposure to credit card fraud due to weaker forms of verification when compared to domestic credit card controls.

   To the extent the services we sell are priced and paid for in foreign currencies, gains and losses on the conversion into U.S. dollars of receivables and payables arising from international operations could in the future contribute to fluctuations in our results of operations. Additionally, fluctuations in exchange rates could adversely affect demand for our services and have a material adverse effect on our business, prospects, financial condition and results of operations.

The Price of Our Common Stock May Decline Due to Shares Eligible for Future
Sale

   As of March 15, 2000, we had approximately 36.1 million shares of common stock outstanding. Most of these shares are available for sale, subject to compliance with Rule 144 in certain cases. Sales of a substantial number of shares of common stock in the public market could cause the market price of our common stock to decline. In the near future, approximately 1.8 million shares will become eligible for sale under registration statements that we will file to meet our registration rights obligations in connection with recent acquisitions. Certain of our other shareholders and warrantholders have registration rights with respect to the common stock and common stock issuable under the warrants.

Anti-Takeover Provisions Could Negatively Impact Our Stockholders

   Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us. For example, we are subject to Section 203 of the Delaware General Corporation Law which would make it more difficult for another party to acquire our company without the approval of our board of directors. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any shareholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire our company even if an acquisition might be in the best interest of our stockholders.

Our Stock Price May Be Volatile or May Decline

   Our stock price and trading volumes have been highly volatile since our initial public offering on July 23, 1999. We expect that this volatility will continue in the future due to factors such as:

  . assessments of our progress in adding paid subscriptions or free customers, and comparisons of our results in these areas versus our competitors;

  . variations between our actual results and analyst and investor expectations;

  . new service or technology announcements by us or others, and regulatory or competitive developments affecting our markets;

  . investor perceptions of our company and comparable public companies;

  . conditions and trends in the communications, messaging and Internet-related industries;

  . announcements of technological innovations and acquisitions;

  . introduction of new services by us or our competitors;

  . developments with respect to intellectual property rights;

  . conditions and trends in the Internet and other technology industries;
    and

  . general market conditions.

   In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business and operating results.

We May Have Liability for Internet Content and We May Not Have Adequate Liability Insurance

   As a provider of messaging and communications services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against us, could exceed the total of our coverage limits. There is also a risk that single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our stockholders may need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and business and operating results, or could result in the imposition of criminal penalties.

Inadequate Intellectual Property Protections Could Prevent Us From Enforcing or Defending Our Proprietary Technology

   Our success depends to a significant degree upon our proprietary technology. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we may face challenges to the validity and enforceability of our proprietary rights and may not prevail in any litigation regarding those rights. Companies in the messaging industry have experienced substantial litigation regarding intellectual property. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

We May Be Found to Have Infringed the Intellectual Property Rights of Others Which Could Expose Us to Substantial Damages or Restrict Our Operations

   We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial conditions and results of operations. For example, on October 28, 1999, AudioFAX IP LLC filed a lawsuit against the company asserting infringement upon the ownership of certain United States and Canadian patents. See Part 1 Item 3 "; Legal Proceedings" for additional discussion.

Our Services May Become Subject to Burdensome Telecommunications Regulation Which Could Increase Our Costs or Restrict Our Service Offerings

   We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission, state public utility commissions and foreign governmental authorities. These regulations affect the prices we pay for transmission services, the competition we face from telecommunications services and other aspects of our market.

   As an Internet messaging services provider, we are not subject to direct regulation by the FCC. However, as Internet services and telecommunications services converge or as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings.

If Regulation of the Internet Increases, Our Business May be Adversely
Affected

   There have been various regulations and court cases relating to the liability of Internet service providers and other online service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency, obscenity, defamation and fraud. For example, federal and state statutes prohibit the online distribution of obscene materials. The law in this area is unsettled, and there may be new legislation and court decisions that expose companies such as ours to liabilities or affect their services.

   Additional laws and regulations may be adopted with respect to the Internet, covering issues such as support payments to fund Internet availability, content, user privacy, pricing, libel, obscene material, indecency, gambling, intellectual property protection and infringement and technology export and other controls. Other federal Internet-related legislation has been introduced which may limit commerce and discourse on the Internet.

   Because our services relate principally to the Internet, but convert voice and fax transmissions into e-mails, we are necessarily exposed to legal or regulatory developments affecting either Internet services or telecommunications services. Regulatory developments could cause our business, prospects, financial condition and results of operations to be materially adversely affected.

Our Failure and the Failure of Third Parties to Be Year 2000 Compliant Could Negatively Impact Our Business

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, our computer programs that have date-sensitive software and software of companies with which our network is interconnected may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. If our systems or the systems of other companies on whose services we depend or with whom our systems interconnect are not year 2000 compliant, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

   As part of our overall assessment, we shut down all non-essential systems just prior to January 1, 2000 and restored those systems on January 1, 2000. Once restored, these systems were tested and monitored throughout the first week of January 2000. All systems performed properly in the first week of January 2000 and continue to perform properly up to and after February 29, 2000.

   The year 2000 issue is discussed at greater length in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Impact of Year 2000 Issue."

We Could Be Required to Register as an Investment Company and Become Subject to Substantial Regulation That Would Interfere With Our Ability to Conduct Our Business

   As of December 31, 1999 we have significant cash on hand representing proceeds from our July 23, 1999 initial public offering. We invest such cash in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in our being treated as an "investment company" under the Investment Company Act of 1940. In addition, the Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet certain statistical tests regarding their composition of assets and sources of income even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities.

   If we are required to register as an investment company pursuant to the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, financial condition and results of operations.

Our Principal Stockholders and Management Own a Significant Percentage of Our Stock and Will Be Able to Exercise Significant Influence

   As of March 15, 2000, our executive officers and directors and principal stockholders together beneficially owned approximately 60% of our common stock, including shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders will be able to determine the composition of our board of directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Our Management has Broad Discretion in the Application of Proceeds, Which May Increase the Risk that the Proceeds Will Not Be Applied Effectively

   Our management has broad discretion in determining how to spend the proceeds of our July 23, 1999 initial public offering. Accordingly, we can spend the proceeds from the offering in ways which turn out to be ineffective or with which the stockholders may not agree.

We May Have a Contingent Liability Arising out of a Possible Violation of
Section 5 of the Securities Act of 1933 in Connection with E-mails Sent to Subscribers

   As part of a reserved share program in connection with our July 23, 1999 initial public offering, we reserved up to 300,000 shares at the initial public offering price for offering to up to 3,000 U.S. residents who were randomly selected from the pool of JFAX.COM subscribers as of June 30, 1999. On or about July 6, 1999 we sent e-mails to approximately 150,000 of our subscribers informing them of this program and briefly explaining the procedures to be followed. On or about July 9, 1999 we sent e-mails to the 3,000 subscribers who had been randomly selected, explaining the procedures in greater detail, and indicating that these subscribers would have the opportunity to purchase shares through this subscriber program. As of the applicable deadline, 181 of our subscribers had opened an account in accordance with the procedures and indicated an interest, so as to qualify for this reservation. No further subscribers were accepted in this reservation, which therefore was reduced to a maximum of 18,100 shares. We may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933 in connection with the e- mails sent to the approximately 150,000 subscribers and later to the 3,000 subscribers selected under this program. Any liability would depend upon the number of shares purchased by the recipients of such e-mails. If any such liability is asserted, we intend to contest the matter vigorously. We do not believe that any such liability would be material to our financial condition.

Item 2. PROPERTIES

   We currently lease approximately 28,000 square feet of office space for our headquarters in Hollywood, California under a lease that expires in January 2010. We lease such space from CIM/Hollywood, LLC, a limited liability company indirectly controlled by our co-chairman. Additionally we sublease approximately 26% of the space back to CIM Group, LLC, another limited liability company indirectly controlled by our co-chairman. This sublease is cancelable by either party on six months' notice. Our share of the monthly rent is approximately $36,000.

   We lease an additional 8,000 square feet of office space in Carlsbad, California under a lease which expires in August 2000, 9,000 square feet of technology development space in San Francisco, California under a lease which expires in June 2004, and 1,000 square feet of office space in New York City under a lease which expires in November 2000.

   All of our network equipment is housed either at our Los Angeles or New York leased space or at one of our 52 co-location facilities around the world.

Item 3. LEGAL PROCEEDINGS

   The description below of the litigation contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions. See "Business--Disclosure Regarding Forward-Looking Information".

   On October 28, 1999, AudioFAX IP LLC filed a lawsuit against us in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we are infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We filed an answer to the complaint on December 2, 1999. We have reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and are vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on our financial condition and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    Part II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

   The common stock is traded on the Nasdaq National Market under the symbol "JFAX." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                       High Low
                                                                       ---- ----
   Year December 31, 1999
     Third Quarter (from July 23)..................................... 9.50 4.75
     Fourth Quarter................................................... 7.68 4.06

   As of February 29, 2000 there were 105 stockholders of record of the common stock, although there are a larger number of beneficial owners.

Dividends

   We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   In the three months ended December 31, 1999 we did not issue any unregistered securities.

Sales of Registered Securities and Use of Proceeds

   During July 1999, we completed our initial public offering ("the Offering") of 8,500,000 shares of our common stock. The offering date was July 23, 1999. Our stock is publicly traded on the NASDAQ National Market under the symbol "JFAX."

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

   A total of 8,500,000 shares of common stock were registered for sale by the Company under the Registration Statement for an aggregate amount of $80,750,000 (based upon the offering price of $9.50 per share). 8,500,000 shares were sold by us for an aggregate amount of $80,750,000 (before deduction of underwriting discounts, commissions and other expenses). Additionally, the underwriters had an option to purchase an additional 473,000 shares from us and 802,000 shares from certain selling stockholders to cover overallotments. None of these shares were sold in the Offering. If these shares had been sold, the aggregate amount received for the optional shares on the same basis as above would have been $4.5 million for us and $7.6 million for the selling stockholders.

   After deducting underwriting discounts and commissions of $5,652,500 and expenses of $1,274,000 in connection with the Offering, we received net proceeds from the Offering of $73.8 million.

   Through December 31, 1999, we have used $28.3 million of proceeds from the offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.6 million and redemption of preferred stock in the amount of $6.8 million, (ii) $3.2 million for expansion of our worldwide network, (iii) $4.6 million for funding advertising and marketing activities, and (iv) $3.1 million for funding general corporate expenses.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                           Year Ended December 31,
                          -------------------------------------------------------------
                             1999         1998         1997         1996        1995
                          -----------  -----------  -----------  ----------  ----------
                               (in thousands, except share and per share data)
Statement of Operations
 Data:
Revenue.................  $     7,643  $     3,520  $       685  $      105  $      --
Cost of revenue.........        4,641        3,398          858         150           1
                          -----------  -----------  -----------  ----------  ----------
    Gross profit
     (loss).............        3,002          122         (173)        (45)         (1)
                          -----------  -----------  -----------  ----------  ----------
Operating expenses:
  Sales and marketing...        6,355        4,990        1,069         150         --
  Research and
   development                  1,829        1,226          793          61         --
  General and
   administrative.......        7,976        4,948        2,962         512          20
                          -----------  -----------  -----------  ----------  ----------
    Total operating
     expenses...........       16,160       11,164        4,824         723          20
                          -----------  -----------  -----------  ----------  ----------
    Operating loss......      (13,158)     (11,042)      (4,997)       (768)        (21)
Other income (expense)
 net....................          230        (933)          215         --          --
Loss from Joint
 Venture................          (82)         --           --          --          --
Increase in market value
 of put warrants                  --         5,256          --          --          --
Income tax expense......            2            2            2           1         --
                          -----------  -----------  -----------  ----------  ----------
  Net loss before
   extraordinary Item...  $   (13,012) $   (17,233) $    (4,784) $     (769) $      (21)
                          ===========  ===========  ===========  ==========  ==========
Extraordinary Item......        4,428          --           --          --          --
Net Loss................  $   (17,440) $   (17,233) $    (4,784) $     (769) $      (21)
                          ===========  ===========  ===========  ==========  ==========
  Net loss attributable
   to common shares.....  $  (19,012)  $  (17,728)  $   (4,784)  $     (769) $     (21)
                          ===========  ===========  ===========  ==========  ==========
Basic and diluted net
 loss per common share..  $    (0.68)  $    (0.80)  $    (0.30)  $    (0.12) $   (0.00)
                          ===========  ===========  ===========  ==========  ==========
Weighted average common
 shares used in
 determining net loss
 per share..............   28,098,994   22,181,960   15,738,334   6,406,666   5,575,000
                          ===========  ===========  ===========  ==========  ==========
                                                 December 31
                          -------------------------------------------------------------
                             1999         1998         1997         1996        1995
                          -----------  -----------  -----------  ----------  ----------
                                               (in thousands)
Balance Sheet Data:
  Cash and cash
   equivalents..........  $    12,256  $     7,279  $        23  $      656  $      --
  Short term
   investments..........       23,511          --           --          --          --
  Working capital
   (deficiency).........       36,555        6,735           58         479         (11)
  Total assets..........       58,625       10,513        2,613         896         --
  Long-term debt and put
   warrants.............        1,537       12,455          --          --          --
  Redeemable common and
   preferred stock(1)...        7,065        9,317          --          --          --
  Total stockholders'
   equity
   (deficiency).........       45,147      (13,317)       1,618         677         (11)

--------
(1) See Note 4 of the notes to our consolidated financial statements for the conditions applicable to the redeemable securities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   We were founded in 1995 to provide Internet-based messaging and communications services. We were initially conceived as a solution to facilitate the receipt of faxes and voice messages via the Internet. As of December 31, 1999, our unified messaging service had over 56,000 paid subscriptions.


   We currently derive substantially all revenues from subscription fees, activation fees and charges for usage-based services. Activation fees account for approximately 10% of total revenue. We recognize revenue for activation fees when the customer's account is activated, at which time related direct selling costs are incurred, which offset the activation fee. In the future, we expect to derive a growing proportion of our revenues from selling our subscription and usage-based services to our free subscribers. Our customers are primarily pre-billed on a month-to-month basis. Revenues are recognized as the service is performed.

   Payments made to our strategic alliance resellers are typically made on a commission basis. In our domestic alliances, we generally pay to the reseller a portion of our activation fees, a percentage of monthly service fees during the first year that the customer subscribes to the service, and a lesser percentage of monthly service fees after the first year. We also pay a percentage of customer usage fees. We record the commission expenses as the related revenues are recognized.

   For the years ended December 31, 1999, 1998, and 1997, our strategic alliances contributed 22.2%, 41.2%, 11.2% and of our net subscriber additions, respectively. The reduction in subscriptions through strategic alliances from 1998 to 1999 is due to the interruption of advertising with America Online. In 1999, in the absence of advertising, America Online did not produce net new subscribers for us, and in fact produced a net reduction of approximately 1400 subscribers. Excluding America Online, net subscriber additions through strategic alliances would have been 27.1% and 21.1% for 1999 and 1998 respectively.

   Under our renegotiated agreement with America Online, America Online is committed to deliver certain technological assistance so as to make our services more compatible with America Online's e-mail service and to deliver $920,000 in advertising owed to us as a result of payments made under our previous agreement. Following the necessary technical integrations, we expect to resume advertising with America Online and we anticipate that America Online will again contribute to our net subscriber additions.

   Revenues from subscriptions provided by our strategic alliances represented approximately 28.1% and 29% of our total revenues in 1999 and 1998, respectively. We believe that the generally increasing trend in strategic alliance contributions to net subscriber additions, and to our revenues, will continue in the future.

   We expect to increase our sales and marketing expenses. In the past, we have allocated limited resources to marketing our services, relying on our web site to generate subscriptions and our strategic alliances to market and sell our services to their customer base. We intend to increase our direct and indirect marketing efforts in order to grow our subscriber base and to generate sales from our free and paying subscribers and businesses looking to outsource their messaging requirements. These marketing efforts will require a considerable investment on our part.

   We also intend to continue to invest in the development of new services, complete the development of our services currently under development and extend and upgrade our network. In particular, we intend to invest in additional infrastructure to increase our capacity and enable us to provide additional Internet-based messaging and communications services.

   We have incurred significant losses since our inception. As of December 31, 1999, we had an accumulated deficit of approximately $40.2 million. We expect to incur substantial operating losses for the foreseeable future.

   Although we cannot guarantee the success of our business plan, we expect the increases in sales and marketing expenses and in our investments in new services and services under development, together with our free services, will improve our ability to add new subscriptions including paid subscriptions. We also expect that the increased subscriptions will result in increased revenues and, we anticipate, an increased rate of growth of revenues, which will be partially offset, or may be more than offset for some period, by the expenses incurred. There are numerous factors, however, that may materially adversely affect our business plans and the expectations noted above.

   An increasing number of companies are offering services that compete with our services, and some competitors have recently introduced free services that are similar to our services. The providers of these free services attempt to recoup their expenses by selling advertising based on the traffic generated from users of free services. We also offer some of our services on a free basis. We expect to generate revenues from free subscriptions not through advertising, but by selling to those free subscriptions usage-based services or by converting some free subscriptions to paid subscriptions for our unified messaging services. However, we cannot guarantee that we will be able to sell any usage-based services or to convert free subscriptions. In addition, there is a risk that some of our paid subscriptions will convert to free subscriptions or that they will choose to switch to the free services provided by one of our competitors. We believe that the introduction of free services, both by us and by our competitors, has occurred too recently for us to accurately gauge whether and to what degree they will negatively impact our revenues, our cost structure or our ability to add new subscriptions including paid subscriptions.

Results of Operations

 Years Ended December 31, 1999, 1998 and 1997

   The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this prospectus.

                                                             December 31,
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
Revenue....................................................  100%   100%   100%
Cost of revenue............................................   61     97    125
                                                            ----   ----   ----
    Gross profit (loss)....................................   39      3    (25)
Operating expenses:
  Sales and marketing......................................   83    142    156
  Research and development.................................   24     35    116
  General and administrative...............................  104    141    432
                                                            ----   ----   ----
    Total operating expenses...............................  211    318    704
                                                            ----   ----   ----
    Operating loss......................................... (172)  (315)  (729)
Interest expense (income), net.............................   (3)    27    (31)
Loss in joint venture......................................   (1)   --     --
Increase in market value of put warrants...................  --    (149)   --
                                                            ----   ----   ----
Loss before income taxes and extraordinary item............ (170)  (491)  (698)
Extraordinary Item-early extinguishment of debt............  (58)   --     --
                                                            ----   ----   ----
Income tax expense.........................................  --     --     --
                                                            ----   ----   ----
    Net loss............................................... (228)% (491)% (698)%
                                                            ====   ====   ====

 Revenue Items

   Revenue. Revenue was $7.6 million, $3.5 million, and $685,000 for the years ended 1999, 1998, and 1997, respectively. The increases in revenue from year to year were due primarily to increases in the number of subscriptions from both our direct marketing and our strategic alliances. Our number of subscriptions were

56,010, 27,063, and 7,125 as of December 31, 1999, 1998, and 1997,
respectively. Revenue derived from monthly fees from paid subscriptions accounted for substantially all of the revenue in the years ended December 31, 1999, 1998 and 1997.

   Cost of revenue. Cost of revenue is primarily comprised of data and voice transmission costs, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenue was $4.6 million or 61% of revenue, $3.4 million or 97% of revenue, and $858,000 or 125% of revenue for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in cost of revenue reflect the cost of building and expanding our server and networking infrastructure and customer services to accommodate the growth of our subscriber base. Cost of revenue as a percentage of revenue decreased from year to year as a result of the increases in revenue over the same periods.

 Operating Expenses

   Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, advertising, sales and marketing personnel, public relations, promotions, trade shows and business development. Sales and marketing expenses were $6.4 million or 83% of revenue, $5.0 million or 142% of revenue, and $1.1 million or 156% of revenue for the years ended December 31, 1999, 1998 and 1997 respectively. The year to year increases in sales and marketing expenses primarily reflect an increase in marketing payments as a result of entering into and expanding several key strategic relationships with leading Internet and telecommunications companies, and an increase in expenses with respect to sales and marketing personnel.

   In October 1997, we entered into an interactive marketing relationship with America Online. As of December 31, 1999, we had $920,000 in prepaid advertising costs and such amount is expected to be consumed in fiscal 2000. During 1999 and 1998, we incurred $80,000 and $1,250,000 respectively in advertising expense for advertising activity through America Online. See Note 6(a) of the notes to our consolidated financial statements.

   At year end, we were also the exclusive unified messaging provider for CompuServe and Yahoo Mail under an interactive marketing agreement and an advertising and promotion agreement, respectively. These agreements provide for us to make certain fixed and revenue share payments based on advertising amounts placed on the respective sites and customers acquired. See Note 6(b) of the notes to our consolidated financial statements.

   Amounts expensed under agreements with all on line service providers are included in sales and marketing expense. For the years ended December 31, 1999, 1998, and 1997, total amounts of these expenses were $2,220,320, $2,959,313, and $7,888 respectively. Future annual fixed payments associated with all arrangements with on line service providers for future services aggregate $3,156,278 and $658,312 for the years 2000 and 2001, respectively.

   Research and Development. Our research and development costs consist primarily of personnel related costs. Research and development costs were $1.8 million or 24% of revenue, $1.2 million or 35% of revenue, and $793,000 or 116% of revenue for the years ended December 31, 1999, 1998 and 1997, respectively. The year to year increases in research and development costs primarily reflects increases in personnel related expenses. Research and development costs as a percentage of revenue decreased from year to year as a result of increases in revenue over the same periods.

   General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional services, and occupancy costs. General and administrative costs were $8.0 million or 104% of revenues, $4.9 million or 141% of revenues, and $3.0 million or 432% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in general and administrative costs from year to year were primarily due to increases in personnel as well as increased professional fees. General and administrative costs as a percentage of revenue decreased from year to year as a result of increases in revenue over the same periods.

   Interest Income (Expense), Net. The change from 1998 to 1999 was primarily due to investment earnings from our IPO proceeds. The change from 1997 to 1998 was due to borrowings of $10.0 million in senior subordinated debt in July 1998 which was repaid in July 1999. Interest income (expense), net was $230,000, $(933,000), $215,000 for the years ended December 31, 1999, 1998 and
1997.

   Increase in Value of Put Warrants. Warrants sold by the company in July 1998 included put rights until January 1, 1999. See note 4 to the consolidated financial statements. These put rights gave the holders of the warrants the right to require us to purchase the warrants at their fair market value if we did not complete a public offering of our stock prior to July 1, 2003. In accordance with AICPA Emerging Issues Task Force (EITF) 96-13, the warrants were recorded at their fair value at the date of issuance ($1,145,000). In addition, EITF 96-13 requires that any change in the fair value of the warrants be reflected as a charge to earnings in the period of change. In 1998, expense associated with this increase in market value aggregated $5,256,000 . This item will not recur in future periods because of the expiration by agreement with the holders of the warrants of the put feature effective January 1, 1999.

   Income Taxes. As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $34.6 million available to offset income in the future. Such net operating loss carryforwards will begin expiring in the year 2004. Under the Tax Reform Act of 1986, the amounts of and benefits from such net operating loss carryforwards may be impaired or limited following changes in the ownership of our common stock.

Liquidity and Capital Resources

   In July 1999, we completed our initial public offering. 8,500,000 shares were sold by us to the public at $9.50 per share for an aggregate amount of $80,750,000 before deduction of underwriting discounts, commissions and other expenses. No overallotment shares were sold in the offering. Net proceeds to us from the IPO were approximately $73.9 million.

   In July 1998 we received net proceeds of $13.9 million through the private placement of $10,000,000 in Senior Subordinated Notes and $5,000,000 in Preferred Stock.

   Prior to the IPO and Senior Subordinated Note and Preferred Stock Offerings, we financed our operations primarily through private placements of Common Stock.

   At December 31, 1999, our primary source of liquidity consisted of $12,256,000 in cash and cash equivalents and $23,511,000 in short term investments and long term investment of. Additionally, as of December 31, 1999 we had $13,559,000. Such investments consist primarily of corporate debt securities with maturities ranging from 91 days to 18 months.

   We finance the acquisition of substantial portions of our operating technology equipment and office equipment through leasing and loan arrangements. Amounts due under these arragements were $3,129,000 and $1,686,000 at December 31, 1999 and 1998 respectively.

   Net cash used in operating activities was $12,091,000, $10,000,000, and $4,546,000 for the years ended December 31, 1999, 1998, and 1997 respectively. The principal uses of cash for all periods were to fund our net losses from operations, partially offset by increases in accounts payable, decreases in payments to strategic alliances, and increases due to non-cash put warrant charges.

   Net cash used in investing activities was $39,446,000, $543,000, and $1,579,000 for the years ended 1999, 1998, and 1997 respectively. The principal uses in 1999 were for the purchases of current and non current investments and the purchases of property and equipment. In 1998 and 1997 the principal use was for property and equipment.

   Net cash provided by financing activities was $56,514,000, $17,800,000, and $5,500,000 for the years ended 1999, 1998 and 1997 respectively. The net increase in 1999 was primarily due to the $73.9 million raised in our initial public offering, reduced by repayments of senior subordinated debt and preferred stock of of $10.6 million and $6.8 miillion respectively.

   The net increase in 1998 was primarily due to proceeds from senior subordinated debt, preferred stock, and the private placement of common stock. Net proceeds for 1997 were primarily due to proceeds from private placement of common stock of $8.1 million reduced by the issuance of notes receivable to shareholders of $2.4 million.

   Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our network and services development, the resources we devote to the sales and marketing of our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions. We currently anticipate that our existing cash balances and short and long term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities will use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all, or may be dilutive.

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

   We are a comparatively new company, and, accordingly, the software and hardware we use to operate our business have all been purchased or developed in the last five years. While this does not protect us against Year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to operate our business is of recent origin. All of the software code we have internally developed to operate our business is written with four digits to define the applicable year.

   Prior to January 1, 2000, we conducted ongoing tests of it's internal information technology and non-information technology systems. As of December 31, 1999 we completed testing internally developed systems, and the subsequent process of evaluating and compiling test results did not reveal any information that would indicate any year 2000 exposure All of the testing we have completed has been performed by our own personnel. To date, we have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed, we believe that such software is Year 2000 compliant.

   In addition to our internally developed software, we utilize software and hardware developed by third parties both for our network as well as our internal information systems. As of December 31, 1999 we tested this third-party software and hardware to determine Year 2000 compliance. In addition, we obtained certifications from our key suppliers of hardware and networking equipment for our data centers, as well as from the providers of our Internet access and of our dedicated data transmission media, that our hardware and networking equipment are Year 2000 compliant. Additionally, we have received assurances from the providers of key software applications for our internal operations that their software is Year 2000 compliant. Based upon an evaluation of our broader list of software and hardware providers, we are aware that all of these providers reviewed and implementing their own Year 2000 compliance programs, and we continue to work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

   We have not incurred any significant expenses to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. Our estimate of costs incurred to date associated with implementing our year 2000 compliance plan is approximately $100,000 which is consistent with our original estimates. The costs incurred to date represent in the aggregate less than 5% of the amounts that we have budgeted for research and development and network operations. However, if we, our customers, our providers of hardware and software or other third parties with whom we do business fail to remedy any Year 2000 issues, our services could be interrupted and we could experience a material loss of revenues that could have a material adverse effect on our business, prospects, results of operations and financial condition. We consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon whom we rely, to achieve Year 2000 compliance. Presently, we are unable to reasonably estimate the duration and extent of any interruption, or quantify the effect it may have on our future revenues.

   As part of our overall assessment, we shut down all non-essential systems just prior to January 1, 2000 and restored those systems on January 1, 2000. Once restored, these systems were tested and monitored throughout the first week of January 2000. All systems performed properly in the first week of January 2000 and continue to perform properly up to and after February 29, 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not have derivative financial instruments for hedging, speculative, or trading purposes.

   During 1999, we had indebtedness outstanding that accrued interest at fixed rates over the term of that indebtedness, and therefore we did not have interest rate risk on that debt. As of July 30, 1999 we redeemed all of our 10% senior subordinated notes due 2004 which represented a substantial portion of our long-term debt obligations.

   At December 31, 1999, investment in short and long term debt securities owned by us primarily consisted of corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5.38% to 6.63% and are classified as held to maturity as we have the ability and intent to do so. At December 31, 1999, cost approximated fair market value, and we believe we have immaterial market rate risk.

   We believe that our exposure on currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the company follows hereafter, beginning on page 41. See financial statement index at Item 14(a).

                         Independent Auditors' Report

The Board of Directors
JFAX.COM, Inc.:

   We have audited the accompanying consolidated balance sheets of JFAX.COM and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficiency), comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JFAX.COM, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California
January 28, 2000

                                 JFAX.COM, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                          1999         1998
                                                      ------------  -----------
                       Assets
Current assets:
  Cash and cash equivalents.........................  $ 12,256,487    7,278,873
  Short term investments............................    23,510,623          --
  Accounts receivable...............................       275,046      112,729
  Due from related parties..........................        95,151      128,578
  Interest receivable...............................       600,569       48,603
  Prepaid marketing costs...........................     2,725,234    1,000,000
  Other current assets..............................       784,760       81,888
                                                      ------------  -----------
    Total current assets............................    40,247,870    8,650,671
Furniture, fixtures and equipment, net..............     3,344,075    1,777,646
Long term investments...............................    13,558,615          --
Investment in Joint venture.........................       417,773          --
Other long-term assets..............................     1,057,000       84,372
                                                      ------------  -----------
                                                      $ 58,625,333   10,512,689
                                                      ============  ===========
Liabilities, Redeemable Securities and Stockholders'
                 Equity (Deficiency)

Current liabilities:
  Accounts payable and accrued expenses.............  $  1,781,088    1,100,544
  Deferred revenue..................................       438,722      328,740
  Current portion of capital lease obligations......       176,089       89,931
  Current portion of long-term debt.................     1,239,650      317,402
  Customer deposits.................................        57,267       79,286
                                                      ------------  -----------
    Total current liabilities.......................     3,692,816    1,915,903
Capital lease obligations...........................       185,762      141,783
Long-term debt......................................     1,537,357    6,137,004
Put warrants........................................           --     6,318,000
Redeemable common stock; issued and outstanding
 2,207,698 shares at December 31, 1999 and 1998,
 respectively (redemption value of $7,064,633 and
 $9,074,000 at December 31, 1999 and 1998)..........     7,064,633    5,245,975
Mandatorily redeemable Series A preferred stock.
 Authorized 1,000,000 shares; issued and outstanding
 5,000 shares at December 31, 1998 at par value of
 $1,000 (liquidation preference $5,386,915).........           --     4,070,671
Common stock subject to put option (105,000 shares
 at December 31, 1999)..............................       997,500          --
Stockholders' equity (deficiency):
  Common stock, $0.01 par value. Authorized
   100,000,000 shares; total issued and outstanding
   30,542,620 and 22,099,996 shares at December 31,
   1999 and 1998, respectively, excluding 2,207,698
   issued as redeemable at December 31, 1999 and
   1998 and 105,000 shares subject to a put option
   at December 31, 1999.............................       305,372      221,000
  Additional paid-in capital........................    88,133,250   12,273,793
  Notes receivable from stockholders................    (2,279,619)  (2,499,000)
  Unearned compensation.............................    (1,415,443)    (506,202)
  Accumulated other comprehensive income............       649,046          --
  Accumulated deficit...............................   (40,245,341) (22,806,238)
                                                      ------------  -----------
    Total stockholders' equity (deficiency).........    45,147,265  (13,316,647)
                                                      ------------  -----------
                                                      $ 58,625,333   10,512,689
                                                      ============  ===========
Commitments and Contingencies (Note 11).............
Subsequent Events (Note 14).........................

          See accompanying notes to consolidated financial statements.

                                 JFAX.COM, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                             1999          1998         1997
                                         ------------  ------------  ----------
Revenue................................  $  7,643,442     3,519,836     685,465
Cost of revenue........................     4,640,668     3,398,243     857,924
                                         ------------  ------------  ----------
    Gross profit (loss)................     3,002,774       121,593    (172,459)
Operating expenses:
  Sales and marketing..................     6,354,522     4,990,188   1,068,523
  Research and development.............     1,828,873     1,225,542     792,985
  General and administrative...........     7,976,221     4,948,402   2,962,477
                                         ------------  ------------  ----------
    Total operating expenses...........    16,159,616    11,164,132   4,823,985
                                         ------------  ------------  ----------
    Operating loss.....................   (13,156,842)  (11,042,539) (4,996,444)
Other expenses:
  Interest expense.....................    (1,348,667)   (1,353,751)        --
  Interest income......................     1,578,507       420,426     214,663
  Equity loss in joint venture.........       (82,227)          --          --
  Increase in market value of put
   warrants............................           --     (5,255,669)        --
                                         ------------  ------------  ----------
    Loss before income taxes and
     extraordinary item................   (13,009,229)  (17,231,533) (4,781,781)
                                         ------------  ------------  ----------
Income tax expense.....................         1,500         1,500       1,640
                                         ------------  ------------  ----------
    Loss before extraordinary item.....   (13,010,729)  (17,233,033) (4,783,421)
Extraordinary Item-Loss on
 extinguishment of debt................    (4,428,374)          --          --
                                         ------------  ------------  ----------
    Net Loss...........................   (17,439,103)  (17,233,033) (4,783,421)
Premium on Preferred Stock redemption..      (877,721)          --          --
Cumulative preferred dividends,
 accretion of discount attributable to
 preferred stock, and amortization of
 preferred stock issuance costs........      (694,150)     (494,523)        --
                                         ------------  ------------  ----------
    Net loss attributable to common
     shareholders......................  $(19,010,974) $(17,727,556) (4,783,421)
                                         ============  ============  ==========
Net loss per common share:
  Basic................................  $      (0.68)        (0.80)      (0.30)
  Diluted..............................  $      (0.68)        (0.80)      (0.30)
                                         ============  ============  ==========
Weighted average common shares used in
 determining loss per share:
  Basic and diluted....................    28,098,994    22,181,960  15,738,394
                                         ============  ============  ==========

          See accompanying notes to consolidated financial statements.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) AND COMPREHENSIVE
                                    INCOME

                 Years ended December 31, 1999, 1998 and 1997

                                                                  Accumulated     Notes
                     Common stock       Additional                   Other      receivable               Stockholders'
                  --------------------   paid-in    Accumulated  Comprehensive     from       Unearned      equity
                    Shares     Amount    capital      deficit       Income     stockholders Compensation (deficiency)
                  ----------  --------  ----------  -----------  ------------- ------------ ------------ -------------
Balance,
December 31,
1996............   7,565,000  $ 75,650   1,390,830     (789,784)        --             --           --   $    676,696
Exercise of
stock options...     370,000        74     120,000          --          --             --           --        120,074
Repurchase of
common stock....    (200,000)   (2,000)   (118,000)         --          --             --           --       (120,000)
Issuance of
common stock....  10,450,000   108,127   8,016,873          --          --             --           --      8,125,000
Issuance of
notes receivable
from
stockholders....         --        --          --           --          --      (2,400,000)         --     (2,400,000)
Net loss........         --        --          --    (4,783,421)        --             --           --     (4,783,421)
                  ----------  --------  ----------  -----------     -------     ----------   ----------  ------------
Balance,
December 31,
1997............  18,185,000   181,851   9,409,703   (5,573,205)        --      (2,400,000)         --      1,618,349
                  ==========  ========  ==========  ===========     =======     ==========   ==========  ============
Accretion to
common stock
redemption......         --        --     (314,000)         --          --             --           --       (314,000)
Dividends on
mandatorily
redeemable
Preferred
Stock...........         --        --     (386,915)         --          --             --           --       (386,915)
Amortization of
preferred stock
discount........         --        --     (107,608)         --          --             --           --       (107,608)
Issuance of
common stock....   3,791,250    37,912   3,061,088          --          --         (99,000)         --      3,000,000
Exercise of
stock options...     123,746     1,237      37,775          --          --             --           --         39,012
Unearned
Compensation....         --        --      573,750          --          --             --      (573,750)          --
Amortization of
unearned
compensation....         --        --          --           --          --             --        67,548        67,548
Net loss........         --        --          --   (17,233,033)                       --           --    (17,233,033)
                  ----------  --------  ----------  -----------     -------     ----------   ----------  ------------
Balance,
December 31,
1998............  22,099,996   221,000  12,273,793  (22,806,238)        --      (2,499,000)    (506,202)  (13,316,647)
                  ==========  ========  ==========  ===========     =======     ==========   ==========  ============
Accretion to
common stock
redemption......         --        --   (1,818,658)         --          --             --           --     (1,818,658)
Dividends on
mandatorily
redeemable
Preferred
Stock...........         --        --     (553,064)         --          --             --           --       (553,064)
Amortization of
preferred stock
discount........         --        --     (134,994)         --          --             --           --       (134,994)
Issuance of
common stock net
of issuance
costs...........   8,395,000    83,950  72,742,542          --          --             --           --     72,826,492
Exercise of
stock options...      47,624       422      41,126          --          --             --           --         41,548
Unearned
Compensation....         --        --    1,323,476          --          --             --    (1,323,476)          --
Amortization of
unearned
compensation....         --        --          --           --          --             --       414,235       414,235
Compensation
Expense in
exchange for
Note reduction..         --        --          --           --          --         219,381          --        219,381
Unrealized Gain
on Investment...         --        --          --           --      649,046            --           --        649,046
Retirement of
Preferred
Stock...........         --        --   (2,058,971)         --          --             --           --     (2,058,971)
Conversion of
put warrants....         --        --    6,318,000          --          --             --           --      6,318,000
Net loss........         --        --          --   (17,439,103)        --             --           --    (17,439,103)
                  ----------  --------  ----------  -----------     -------     ----------   ----------  ------------
Balance,
December 31,
1999............  30,542,620  $305,372  88,133,250  (40,245,341)    649,046     (2,279,619)  (1,415,443) $ 45,147,265
                  ==========  ========  ==========  ===========     =======     ==========   ==========  ============
                  Comprehensive
                      Loss
                  -------------
Balance,
December 31,
1996............           --
Exercise of
stock options...           --
Repurchase of
common stock....           --
Issuance of
common stock....           --
Issuance of
notes receivable
from
stockholders....           --
Net loss........    (4,783,421)
                  -------------
Balance,
December 31,
1997............    (4,783,421)
                  =============
Accretion to
common stock
redemption......           --
Dividends on
mandatorily
redeemable
Preferred
Stock...........           --
Amortization of
preferred stock
discount........           --
Issuance of
common stock....           --
Exercise of
stock options...           --
Unearned
Compensation....           --
Amortization of
unearned
compensation....           --
Net loss........   (17,233,033)
                  -------------
Balance,
December 31,
1998............   (17,233,033)
                  =============
Accretion to
common stock
redemption......           --
Dividends on
mandatorily
redeemable
Preferred
Stock...........           --
Amortization of
preferred stock
discount........           --
Issuance of
common stock net
of issuance
costs...........           --
Exercise of
stock options...           --
Unearned
Compensation....           --
Amortization of
unearned
compensation....           --
Compensation
Expense in
exchange for
Note reduction..           --
Unrealized Gain
on Investment...       649,046
Retirement of
Preferred
Stock...........           --
Conversion of
put warrants....           --
Net loss........   (17,439,103)
                  -------------
Balance,
December 31,
1999............   (16,790,057)
                  =============

         See accompanying notes to consolidated financial statements.

                                 JFAX.COM, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                              1999         1998         1997
                                          ------------  -----------  ----------
Cash flows from operating activities:
 Net loss...............................  $(17,439,103) (17,233,033) (4,783,421)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Depreciation and amortization..........       959,421      634,158     216,553
 Stock option compensation expense......           --           --      120,000
 Extraordinary item-loss on early
  extinguishment of debt................     4,428,374          --          --
 Redeemable common stock issued in lieu
  of interest...........................           --       251,999         --
 Notes issued for payment of interest
  expense...............................           --       499,665         --
 Increase in market value of put
  warrants..............................           --     5,255,669         --
 Equity in loss of joint venture........        82,227          --          --
 Amortization of note payable discount..       525,621      436,304         --
 Amortization of unearned compensation..       414,235       67,548         --
 Compensation expense in exchange for
  note reduction........................       219,381          --          --

Changes in assets and liabilities:
Decrease (increase) in:
 Accounts receivable....................      (162,317)    (101,955)     23,892
 Due from related parties...............       (33,427)    (128,578)
 Interest receivable....................      (551,966)     (43,964)     (4,639)
 Prepaid marketing costs................    (1,725,234)         --   (1,000,000)
 Other..................................      (356,921)    (152,160)     (6,100)
(Decrease) increase in:
 Accounts payable.......................       680,544      155,380     838,078
 Deferred revenue.......................       109,982      279,556      49,184
 Customer deposits......................       (22,019)      79,286         --
                                          ------------  -----------  ----------
 Net cash used in operating activities..   (12,090,506) (10,000,125) (4,546,453)

Cash flows from investing activities:
 Purchase of furniture, fixtures, and
  equipment.............................    (2,525,810)    (543,170) (1,579,409)
 Purchases of investments, net..........   (36,420,192)         --          --
 Investment in joint venture............      (500,000)         --          --
                                          ------------  -----------  ----------
 Net cash used in investing activities..   (39,446,042)    (543,170) (1,579,409)

Cash flows from financing activities:
 Proceeds from issuance of common
  stock.................................    73,824,413    3,099,000   8,125,000
 Issuance of notes receivable from
  stockholders..........................           --       (99,000) (2,400,000)
 Common stock repurchased...............           --           --     (120,000)
 Redemption of preferred stock..........    (6,817,700)         --
 Exercise of stock options..............        41,126       39,012         --
 Proceeds from issuance of mandatorily
  redeemable preferred stock and put
  warrants, net.........................           --     4,638,479         --
 Proceeds from issuance of notes
  payable...............................       703,667          --
 Repayments of notes payable............   (11,367,481)    (208,910)
 Proceeds from issuance of redeemable
  common stock, net.....................           --     4,679,976         --
 Repayments of capital lease
  obligations...........................       130,137      (48,145)        --
 Net decrease in due to related
  parties...............................           --           --     (111,787)
                                          ------------  -----------  ----------
 Net cash provided by financing
  activities............................    56,514,162   17,799,129   5,493,213
                                          ------------  -----------  ----------
 Net increase (decrease) in cash and
  cash equivalents......................     4,977,614    7,255,834    (632,649)
 Cash and cash equivalents at beginning
  of year...............................     7,278,873       23,039     655,688
                                          ------------  -----------  ----------
 Cash and cash equivalents at end of
  year..................................  $ 12,256,487    7,278,873      23,039
                                          ============  ===========  ==========
Cash paid during the year for:
 Income taxes...........................  $      1,500        1,500         721
 Interest...............................       609,945      137,148         --


   Supplemental disclosure of noncash investing and financing activities (see notes 3, 4, 9 and 11)

          See accompanying notes to consolidated financial statements.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

(1) Organization

   JFAX.COM, Inc., (the Company or JFAX) was incorporated in the state of Delaware on December 14, 1995. The Company is engaged in providing delivery of fax and voice messages via telephone and the Internet network. JFAX has strategic alliances with online network/service providers (OSPs), Internet service providers (ISPs), software and hardware producers (OEMs), and other significant online communities and international resellers.

(2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation

   The consolidated financial statements include the accounts of JFAX.COM, Inc. and its wholly owned marketing subsidiary, JFAX.COM Europe Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

 (b) Revenue Recognition

   The Company recognizes revenue as services are provided to the customer. Substantially all of the Company's revenue is collected by use of credit cards and is paid in advance. The Company provides customer support as an accommodation to purchasers of its services. These amounts are expensed as incurred. Deferred revenue represents prepayments received from customers in advance of services provided.

   The Company recognizes revenue for activation fees when the customer's account is activated at which time related direct selling costs are incurred, which offset the activation fee.

 (c) Research and Development

   Research and development costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

 (d) Prepaid Advertising Costs

   Prepaid advertising costs are recorded for amounts paid to online service providers. The Company expenses advertising cost as advertising is placed on the providers' respective sites.

 (e) Cash Equivalents

   The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

 (f) Marketable Securities

   Short term investments include highly liquid investments with original maturities in excess of three months but less than one year. The Company's noncurrent investments consist of investments with original maturities in excess of one year to 18 months. All marketable securities except an equity investment are classified as held to maturity and, accordingly, are carried at cost which approximates market value.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


   An equity investment in a foreign publicly traded company is classified as available for sale as of December 31, 1999 and had a gross unrealized gain of $649,046 which is classified as accumulated other comprehensive income. As of December 31, 1999 investments are summarized as follows:

   Debt Securities:
     Government Agencies.......................................... $  8,700,000
     Commercial Paper.............................................   12,541,200
     Corporate Bonds..............................................   21,642,623
   Equity Investment..............................................      976,046
   Money Market Accounts..........................................    5,465,856
                                                                   ------------
   Total cash and investments.....................................   49,325,725
   Less: Amounts classified as Cash and Cash Equivalents..........  (12,256,487)
   Less: Short term investments...................................  (23,510,623)
                                                                   ------------
   Long term investments.......................................... $ 13,558,615
                                                                   ============

 (g) Investment in Joint Venture

   As of December 31, 1999, the Company has a marketing related investment of 50% in JFAX Germany LLC, that is accounted for under the equity method of accounting. Under the equity method, the Company's share of the investee's earnings or loss is included in consolidated operating results and the Company's basis in its equity investment is classified in the accompanying consolidated balance sheet. To date, this investment has not materially impacted the Company's results of operations or its financial position.

 (h) Depreciation and Amortization

   Furniture, fixtures and equipment are stated at cost. Depreciation is provided on furniture and equipment using the straight-line method over a three to five year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

 (i) Income Taxes

   The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS No.
109). SFAS No. 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (j) Accounting for Stock Options

   The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for option grants to employees would be recorded on the date of the grant only if the

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997

current fair value of the underlying stock exceeds the exercise price. Effective January 1, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net loss disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro-forma disclosure provisions of SFAS No. 123 for options granted to employees.

   The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

 (k) Use of Estimates

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

 (l) Long-Lived Assets

   Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets that are to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

 (m) Fair Value of Financial Instruments

   SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999 and 1998, the carrying value of cash and cash equivalents, short and long term investments, accounts receivable, interest receivable, accounts payable, interest payable and customer deposits approximate fair value due to the short- term nature of such instruments. The carrying value of long-term debt and notes payable approximate fair value as the related interest rates approximate rates currently available to the Company.

 (n) Loss Per Share of Common Stock

   The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dividends on Preferred Stock and amortization of Preferred Stock issuance costs and mandatory redemption value increase the net loss for determining basic and diluted net loss per share attributable to Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


 (o) Reclassifications

   Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

 (p) Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS 130) and "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), respectively, (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the statement requirements did not have a material impact on the Company's consolidated financial position, results of operations or loss per share data as currently reported. With respect to SFAS 130, in 1999 the Company had one element of other comprehensive income, an unrealized gain on an available for sale investment aggregating $649,046. Prior to 1999, the Company had no elements of other comprehensive income or loss.

   With respect to SFAS 131, the Company operates in one reportable segment: unified messaging service, which provides delivery of fax and voice messages via telephone and the Internet network. The Company has a U.K. subsidiary, which operated as a marketing division for nine months in 1998 and, as such, did not generate revenue for the years ended December 31, 1999 and 1998. Thus, the Company considers that thus far it has only operated in one geographic segment. As the Company operates in one segment, additional disclosure per SFAS 131 has not been presented.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefit Plans." This statement is effective for fiscal years beginning after December 15, 1997 and restatement of disclosures for earlier periods is required. The Company adopted SFAS No. 132 in 1998.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will generally be recognized in earnings. The Company does not presently engage in hedging activities and accordingly the adoption of SFAS No. 133 will not have an impact on its results of operations and financial position.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


(3) Furniture, Fixtures and Equipment

   Furniture, fixtures and equipment, stated at cost, at December 31, 1999 and 1998 consists of the following:

                                                            1999        1998
                                                         -----------  ---------
   Computer and related equipment....................... $ 4,381,673  2,232,397
   Furniture and equipment..............................      47,779     39,729
   Capital leases--computer and related equipment.......     529,926    279,859
   Leasehold improvements...............................     235,118    116,661
                                                         -----------  ---------
                                                           5,194,496  2,668,646
   Less accumulated depreciation and amortization.......  (1,850,421)  (891,000)
                                                         -----------  ---------
                                                         $ 3,344,075  1,777,646
                                                         ===========  =========

   Included in accumulated amortization at December 31, 1999 and 1998 is $209,865 and $58,791, respectively, related to capital leases.

(4) Redeemable Securities and Stockholders' Equity (Deficiency)

 (a) Private Placement Offering

   In June 1998, the Company completed a private placement offering of Senior Subordinated Notes (Notes), Common Stock (Common Shares), and Series A Usable Redeemable Preferred Stock (Preferred Shares) with 3,125,000 detachable warrants (Warrants) for proceeds aggregating $15,000,000 before offering expenses. The private placement offering consisted of the following components:

 Notes and Common Shares

   $10,000,000 principal amount of Notes (see note 9) together with 2,101,971 Common Shares were issued for combined proceeds of $10,000,000.

   The Notes bore interest at 10% per annum of the principal amount and were due on June 30, 2004. As allowed under the terms of the note, the Company issued additional interest notes together with a proportionate number of additional Shares in lieu of interest payments for the period July through December 1998. As of December 31, 1998, the Company had issued interest notes aggregating $512,500, and as of December 31, 1999 and 1998, had issued 105,727 shares at a value of $251,999.

   The Notes and Shares were recorded at their fair values at the date of issuance of $4,955,269 and $5,044,731, respectively. The discount attributable to the Notes was being amortized to interest expense until redemption occurred, over the term of the Notes using the interest method.

   The Common Shares issued in this transaction including shares issued in connection with interest notes are subject to certain put rights by the holders at $3.20 per share upon a change of control on or before July 1, 2003. An additional fair market value put feature was eliminated upon the company's IPO in July 1999. Accordingly, the Common Shares issued in the transaction are shown as redeemable securities in the accompanying 1999 and 1998 consolidated balance sheets. The Company records to the redemption amount through a charge to additional paid-in capital.

   On July, 30, 1999 the company redeemed all of the notes. Such redemption aggregated $10,591,000 which included the $10,000,000 principal amount, $511,000 in additional interest notes, and $85,000 in accrued interest. In connection with this redemption, the company recognized an extraordinary item loss of $4,428,000.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


 Preferred Shares and Warrants

   The Company issued $5,000,000 in stated value of Preferred Shares consisting of 5,000 shares together with 3,125,000 Warrants to acquire a like number of shares of the Company's common stock, for an exercise price of $2.40 per share, for a combined purchase price of $5,000,000.

   The Preferred Shares were entitled to cumulative dividends at 15% per annum based on the stated value and accrued and unpaid dividends. Until and including the dividend payment date falling on June 30, 2005, the Company had the option of accruing dividends or paying in cash.

   From date of issuance through August 1999 the company accreted to the mandatory redemption amount through a charge to additional paid-in capital using the straight line method.

   In August 1999, the company redeemed all of the outstanding preferred shares. Such amount aggregated $6,818,000 and included premiums of $878,000 (115% of stated value plus cumulative unpaid dividends) and accrued dividends of $940,000.

   The Warrants and/or warrant shares (if converted to common stock) were subject to certain put rights by the holders, upon a change of control. The warrants were exercisable by the holders at $2.40 per share at any time until June 30, 2005 and may be "put" to the Company upon a change in control. Until December 31, 1998 these warrants could also have been "put" to the Company at fair market value in the event the Company had not completed a public offering of its stock by July 2003.

   The Warrants were recorded at their estimated fair value of $1,145,000 as of the date of issuance, as determined using a Black-Scholes model, and as of December 31, 1998 were reflected outside of stockholders' equity as a reduction of the proceeds received from the issuance of Preferred Shares in the accompanying consolidated balance sheets. The increase in fair value of these put rights above the initially determined amount of $.36 per warrant was expensed by the Company in its Statements of Operations for the year ended ended December 31, 1998 and aggregated $5,255,669.

   Effective January 1, 1999, holders of a majority of the put warrants included in the accompanying December 31, 1998 consolidated balance sheet agreed to eliminate the fair market value put feature of these warrants for nominal consideration. As a result of the elimination of the put feature, the Company reclassified the put warrant liability of $6,318,000 to additional paid in capital in 1999.

   In connection with the placement of Notes, Warrants and Preferred and Common Shares, an additional 268,750 warrants were issued to the placement agent. Such warrants carry the same exercise price and put features as those issued in connection with the preferred shares.

   Fees and expenses related to the offering aggregated $1,084,564 which were allocated based on the relative fair value of the instruments as follows:

   Notes............................................................. $  358,288
   Common Shares.....................................................    364,755
   Preferred Shares..................................................    278,852
   Warrants..........................................................     82,669
                                                                      ----------
                                                                      $1,084,564
                                                                      ==========

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997

   Capitalized offering fees and expenses allocated to the Notes and Warrants are being amortized to interest expense; offering costs attributable to Common Shares and Preferred Shares were recorded as a reduction of the proceeds received at the date of issuance.

   In addition, warrants to purchase 29,166 common shares at $2.40 per share were issued in connection with issuance of long-term notes to a financial institution and warrants to purchase 250,000 common shares at $2.40 per share were issued to America Online (see note 6).

 (b) Notes Receivable from Stockholders

   Notes receivable from stockholders were issued in connection with sales of common stock and consist of the following at December 31, 1999 and 1998:

                                                              1999      1998
                                                           ---------- ---------
Loan receivable secured by 2,925,000 shares of the
 Company's common stock held by the stockholder; interest
 accrues at 6.32% and is payable monthly, due in March
 2004. This amount will be repaid in services rendered by
 the stockholder ratably over five years.................  $2,030,619 2,250,000
Loan receivable secured by 220,000 shares of the
 Company's common stock held by the stockholder; interest
 accrues at 6.32% with all principal and accrued interest
 due in March 2001.......................................     100,000   100,000
Loan receivable secured by 150,000 shares of the
 Company's common stock held by the stockholder; interest
 accrues at 8.00% and is payable monthly, due in
 September 1999. This note is expected to be repaid in
 the second quarter of fiscal 2000 ......................  $   50,000    50,000
Loan receivable secured by 41,250 shares of the Company's
 common stock held by the stockholder; interest accrues
 at 4.25% and is payable monthly, due in October 2001....  $   99,000    99,000
                                                           ---------- ---------
                                                           $2,279,619 2,499,000
                                                           ========== =========

(5) Amounts Due to Related Parties, Principally Stockholders

   As of December 31, 1999 and 1998, there were $95,151 and $128,578, respectively of amounts due from related parties. Such amounts represent salary advances.

   As of December 31, 1999, the Company is involved in a consulting arrangement with a related party, pursuant to which the Company pays $275,000 per year, for services provided by the related party. For 1998, this consulting arrangement paid $200,000 per year.

   During 1999, 1998, and 1997, Orchard Capital, Orchard Telecom and CIM (all related parties) incurred approximately $320,000, $336,000, and $312,000, respectively, in expenses (consisting of rent, telecommunications expenses, routine office expenses and shared personnel expenses) on the Company's behalf which were repaid in full. During 1998, the Company also reimbursed the related party for expenses incurred on the Company's behalf of approximately $19,000 per month relating to a subleasing arrangement with CIM Group, LLC for office space to house our headquarters in Los Angeles, California.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


   During 1999 and 1998, the Company incurred approximately $210,000 and $117,000 in expenses (consisting of telecommunications, shared personnel and routine office expenses) on behalf of the same related parties and MAI Systems Corporation, also a related party. As of December 31, 1999 and 1998 amounts due from these related parties were approximately $80,000 and $117,000, respectively. During 1997, the Company did not incur any expenses on behalf of these entities.

   In January 1998, the Company received bridge financing from a related party. The borrowings were repaid in full in May 1998 with proceeds received from a capital stock rights offering. Interest expense related to the borrowings aggregated $57,725.

   In connection with the private placement offering in June 1998, certain related parties were directly associated with the investor groups that provided the funding to the Company.

(6) Agreements with OnLine Service Providers

   (a) America Online

   In October 1997, the Company entered into an interactive marketing relationship with AOL. In connection with this agreement, the Company issued warrants to purchase 250,000 common shares at $2.40 per share. The fair value of the warrants as of the date of issuance was de minimis. Under the agreement, the Company pays amounts to AOL based on advertising placed on the AOL site. During 1999 and 1998, the Company incurred $80,000 and $1,250,000, respectively, in advertising expense for advertising activity placed on the site. Such amount is included in sales and marketing expense in the accompanying consolidated statement of operations.

   As of December 31, 1999 and 1998, the Company had $920,000 and $1,000,000 respectively, in prepaid advertising costs included in the accompanying consolidated balance sheets. The current agreement stipulates that AOL will provide the Company with $920,000 in value of impressions on the AOL site which were previously prepaid by the Company. During 1999, the company expected to fully amortize the remaining $1,000,000 balance as of December 31, 1998, however, due to delays by AOL in completing certain functionality adjustments required for a proper integration in AOL's browser, only $80,000 of the $1,000,000 was consumed in fiscal 1999. Under an amendment to the agreement with AOL in January 2000, the required functionality changes are expected to be completed during the second quarter of fiscal 2000. Based on the AOL timetable, the company expects to amortize the remaining $920,000 during quarters two and three of fiscal 2000.

   The prepaid expense is allocated evenly between impressions on AOL's Email, Netmail and various service banners throughout the site. As the impressions are utilized, the Company expenses the associated value of these impressions in the period incurred at a predetermined value per impression.

   (b) CompuServe and Yahoo

   The Company is the exclusive unified messaging provider for CompuServe and Yahoo Mail under an interactive marketing agreement and an advertising and promotion agreement, respectively. These agreements provide for the Company to make certain fixed and revenue share payments based on advertising amounts placed on the respective sites and customers acquired.

   Specific terms of the CompuServe agreement are as follows:

     From June 1997 through June 1998, the Company's agreement with CompuServe provided for the payment of a per-sign-up commission or bounty to CompuServe for each subscriber who was directed to the JFAX.COM website via the CompuServe web site. This agreement was modified in June 1998. The modified agreement required fixed, guaranteed quarterly payments and further provided for commission payments, based on customer revenues, to the extent such revenues exceeded the amount targeted.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


     Effective February 1, 1999, the agreement was again modified. The current agreement calls for fixed, guaranteed quarterly payments through January 31, 2000, as well as a per-sign-up commission or bounty for each subscriber in excess of a targeted number of sign-ups. CompuServe agrees to produce a certain number of subscribers each quarter and cumulatively over the course of the contract. In the event that results are below target, CompuServe will provide additional advertising to compensate for the shortfall.

   Specific terms of the Yahoo agreement are as follows:

     The Company's original agreement with Yahoo was in effect from June 1, 1998 through December 1, 1998. The original agreement required fixed, guaranteed monthly payments, together with commission payments, based on customer revenues, to the extent such revenues exceeded targeted revenues. The agreement was amended effective December 1, 1998 and provided for fixed, guaranteed monthly payments through May 31, 1999 (later extended through June 30, 1999), as well as a per-sign-up bounty for each subscriber (in excess of a targeted number of sign-ups) who signed up in response to e-mail solicitations, as well as a commission payment based on the customer revenue received from all other subscribers.

     On July 1, 1999, the Company entered into a new advertising and promotion agreement with Yahoo. The new agreement calls for fixed, guaranteed quarterly payments. The agreement does not require any commission payments based on customer sign-ups. The agreement expires on December 31, 2000.

     The fixed guaranteed periodic payments are expensed as advertising services are provided and are reflected in sales and marketing expense. Additional sign-up bounty fees and commissions are expensed at the time of customer subscription and recording of customer revenue.

     Amounts expensed under agreements with all on line service providers are included in sales and marketing expense. For the years ended December 31, 1999, 1998, and 1997, total amounts expensed were $2,220,320, $2,959,313, and $7,888 respectively. Future annual fixed payments associated with all arrangements with on line service providers for future services aggregate $3,156,278 and $658,375 for the years 2000 and 2001, respectively.

   (c) Infobeat

   In July 1999 the company entered into a two year marketing agreement with Infobeat LLC ("Infobeat") a wholly owned subsidiary of Sony Music Entertainment Inc. ("Sony"). The agreement provides for Infobeat to incorporate a certain number of JFAX ad impressions, as defined, in the Infobeat e-mail service over the term of the contract and to guarantee a certain number of customer sign-ups. In consideration for the services provided by Infobeat, the company made a one year advance payment of $997,500. Subject to termination rights by both parties, the agreement stipulates additional fixed quarterly payments in year two. Concurrent with the company's payment to Infobeat, the agreement provided for Sony to purchase an equal amount of the company's common stock at the July 23, 1999 IPO date. Such shares are subject to certain lockout provisions during the first twelve months of the agreement.

   Additionally, both Infobeat and the Company have termination options at various dates during the contract. One of the early buyout provisions allows Infobeat to buy out its customer sign-up guarantees by returning to the Company, JFAX.com shares owned by Sony valued at the IPO price. As a result of such a put feature associated with the shares, the Company classified the $997,500 of common stock held by Sony outside of stockholders equity in the accompanying December 31, 1999 balance sheet.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997

(7) Income Taxes

   The income tax provision for all years presented is comprised of minimum state tax expense.

   Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
   Deferred tax assets:
     Net operating loss carryforwards................ $ 13,846,020  $ 6,863,361
     Accrued expenses................................ $     70,194      127,350
                                                      ------------  -----------
                                                      $ 13,916,214    6,990,711
     Less valuation allowance........................  (13,916,214)  (6,990,711)
                                                      ------------  -----------
     Net deferred assets............................. $        --           --
                                                      ============  ===========

   The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences and net operating loss carryforwards where it is not more likely than not the Company will receive future tax benefits. The net change in the valuation allowance for the years ended 1999, 1998 and 1997 was $6,925,503, $4,830,814 and $1,867,070,
respectively.

   As of December 31, 1999, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $34,615,000. These NOL carryforwards will expire through year 2020 for Federal NOLs and 2004 for state NOLs.

   The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating losses may be limited as a result of such an "ownership change," as defined in the Internal Revenue Code.

   Income tax expense differs from the amount computed by applying the Federal corporate income tax rate of 34% to loss before income taxes as follows (in percentages):

                                 Year ended
                                December 31,
                              ---------------------
                              1999    1998    1997
                              -----   -----   -----
   Statutory tax rate........ (34.0)% (34.0)% (34.0)%
   Change in valuation
    allowance................  39.7    41.0    40.0
   State income taxes, net...  (6.0)   (5.9)   (5.7)
   Other.....................    .3     (.1)    (.2)
                              -----   -----   -----
     Effective tax rate......   0.0%    0.1%    0.1%
                              =====   =====   =====

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


(8) Stock Option Plan

   In November 1997, the Board of Directors adopted the JFAX Communications, Inc. 1997 Stock Option Plan (the 1997 Plan). Under the 1997 Plan, 4,375,000 authorized shares of common stock are reserved for issuance of options. An additional 840,000 shares were authorized for issuance of options outside the 1997 Plan. In January, 1997 840,000 options were issued to Michael P. Schulhof, then a consultant and currently a director, for services to be provided to the Company under a consulting contract. 420,000 of these options were immediately exercisable at an exercise price of $0.70; the remaining 420,000 options vested over a two year period from the date of grant at an exercise price of $1.80. The Company recorded $120,000 in compensation expense during 1997 relating to these options as services were provided under the consulting contract. These options are treated by the Company as warrants. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's common stock on the date of grant for nonstatutory stock options. At December 31, 1999 and 1998, 690,417 and 340,690 options were exercisable under the 1997 Plan, at a weighted average exercise price of $1.39. At December 31, 1999 and 1998, 840,000 options were exercisable outside of the 1997 Plan at a weighted average exercise price of $1.26. Stock options generally expire after 10 years and vest over a three-year period. In connection with the grant of 762,000 and 846,875 options during 1999 and 1998, the Company recorded $1,323,476 and $573,750, respectively, of deferred compensation cost as these options were granted at exercise prices below the respective market values at the dates of grant. The deferred compensation cost is amortized to expense over the three year vesting period of such options using the straight line method.

   At December 31, 1999, there were 878,422 additional shares available for grant under the 1997 Plan and no additional shares available for grant outside of the 1997 Plan. The per share weighted-average fair value of stock options granted during 1999, 1997, and 1998 was $2.98, $0.22, and $1.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%, 4.6%, and 6.5% for 1999, 1998 and 1997, respectively, volatility rate of 50% for 1999, and an expected life of 5 years.

   The Company applies APB Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation cost using the intrinsic value method has been recognized for its stock option grants to employees and members of the Board of Directors in their Board capacities in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders for fiscal 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                              1999        1998        1997
                                           ----------- ----------- ----------
   Net loss attributable to common
    stockholders
     As reported.......................... $19,010,974 $17,727,556 $4,783,421
     Pro forma............................  20,686,600  17,896,556  4,868,421
   Basic loss per common share............
     As reported..........................        0.68        0.80       0.30
     Pro forma............................        0.74        0.81       0.30
   Diluted loss per common share..........
     As reported..........................        0.68        0.80       0.30
     Pro forma............................        0.74        0.81       0.30
                                           =========== =========== ==========

                                 JFAX.COM, INC.
                                 AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                        December 31, 1999, 1998 and 1997


   The following is a summary of stock option activity:

                                                                       Weighted-
                                                                        average
                                                            Number of  exercise
                                                             shares      price
                                                            ---------  ---------
   Options outstanding at December 31, 1996................       --      --
     Granted............................................... 2,291,250    0.82
     Exercised.............................................  (370,000)   0.01
                                                            ---------
   Options outstanding at December 31, 1997................ 1,921,250    0.99
     Granted...............................................   890,625    2.34
     Exercised.............................................  (123,746)   0.31
     Canceled..............................................  (277,228)   0.80
                                                            ---------
   Options outstanding at December 31, 1998................ 2,410,901    1.53
                                                            ---------    ----
     Granted............................................... 1,516,500    6.14
     Exercised.............................................   (42,208)    .96
     Cancelled.............................................   (99,943)   2.60
                                                            ---------    ----
   Options outstanding at December 31, 1999................ 3,785,250    3.37
                                                            =========    ====

   At December 31, 1999, the exercise prices of options ranged from $.70 to $8.00 with a weighted-average remaining contractual life of 8.5 years.

                                 Options outstanding          Options exercisable
                          ---------------------------------- ---------------------
                                        Weighted
                             Number      average   Weighted-    Number    Weighted
                          outstanding   remaining   average  exercisable  average
                          December 31, contractual exercise  December 31, exercise
Range of exercise prices      1999        life       price       1999      price
------------------------  ------------ ----------- --------- ------------ --------
$ 0.70-.80..............   1,062,500       7.2       $0.76      848,333    $0.75
$1.60-2.40..............   1,206,250       8.1       $2.16      682,084    $2.01
$4.28...................     754,500      10.0       $4.28          --     $ --
$8.00...................     762,000       9.6       $8.00          --     $ --
                           ---------      ----       -----    ---------    -----
                           3,785,250       8.5       $3.37    1,530,417    $1.32
                           =========      ====       =====    =========    =====

   At December 31, 1999, 1998, 1997, 1,530,417, 1,180,690, and 434,705,
options, respectively, were exercisable.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


(9) Long Term Debt

   Long term debt consists of the following:

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
Loan payable secured by certain computer equipment
 bearing interest at 15%. Monthly principal and
 interest payments of $26,086 from April 21, 1998 to
 April 2001.........................................   $  421,247     716,155
Loan payable secured by certain computer equipment
 bearing interest at 15%. Monthly principal and
 interest payments of $5,879 from December 22, 1998
 to January 1, 2001.................................      130,114     192,580
Loan payable secured by certain computer equipment
 bearing interest at rates ranging from 17.17% to
 17.74%. Monthly principal and interest payments
 range from $2,867 to $31,077 from June 30, 1999 to
 December 28, 2000..................................      676,974         --
Unsecured Loan bearing interest at 5.92%. Monthly
 principal and interest payments are $65,746 through
 January 22, 2002...................................    1,548,672         --
Senior Subordinated Notes with aggregate principal
 value of $10,000,000 bearing interest at 10% per
 annum of principal amount, with maturity date of
 June 30, 2004, less unamortized debt discount of
 $4,624,337 and debt issuance costs of $329,656 at
 December 31, 1998. The Company also satisfied
 accrued interest of $499,664 as of July 1,1998
 through the issuance of additional notes payable;
 repaid in 1999.....................................          --    5,545,671
                                                       ----------   ---------
                                                        2,777,007   6,454,406
Less current installments of long term debt.........
                                                       (1,239,650)   (317,402)
                                                       ----------   ---------
Long term debt, excluding current installments......   $1,537,357   6,137,004
                                                       ==========   =========

At December 31, 1999, annual maturities of long-term debt are as follows:

  2000............................................................... $1,239,650
  2001...............................................................  1,222,783
  2002...............................................................    314,574
                                                                      ----------
                                                                      $2,777,007
                                                                      ==========


(10) Employee Benefit Plan

   The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997

(11) Commitments and Contingencies

 (a) Leases

   The Company leases certain facilities and equipment under noncancelable capital and operating leases which expire at various dates through 2010. The Company sub-leases its corporate facilities to a related party. The sub-lease expires 2010 and requires monthly payments of $12,682 plus a pro rata share of common expenses.

   Future minimum lease payments at December 31, 1999, under agreements classified as capital and operating leases with noncancelable terms in excess of one year, are as follows:

                                                             Capital   Operating
                                                              leases    leases
                                                             --------  ---------
   Fiscal year:
     2000................................................... $206,552    440,222
     2001...................................................  138,216    433,159
     2002...................................................   66,461    433,159
     2003...................................................      --     513,974
     2004...................................................      --     513,974
     Thereafter.............................................      --   2,610,280
                                                             --------  ---------
       Total minimum lease payments.........................  411,229  4,944,768
                                                                       =========
   Amounts representing interest............................  (49,378)
                                                             --------
     Present value of net minimum lease payments............  361,851
   Less current maturities..................................  176,089
                                                             --------
     Long-term maturities................................... $185,762
                                                             ========

   Rental expense for the years ended December 31, 1999, 1998, and 1997 was $295,431, $346,515, and $224,289, respectively.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


(12) Loss Per Share

   As discussed in note 1, the Company adopted SFAS No. 128 for all periods presented. The following table illustrates the computation of basic and diluted loss per common share under the provisions of SFAS No. 128:

                                                Year ended December 31
                                          -------------------------------------
                                              1999         1998         1997
                                          ------------  -----------  ----------
   Numerator--numerator for basic and
    diluted loss per common share:
     Net loss...........................  $(17,439,103) (17,233,033) (4,783,421)
     Premium on Preferred Stock
      Redemption........................      (877,721)         --          --
     Dividends on Preferred Stock.......      (553,064)    (386,915)        --
     Accretion to Preferred Stock
      redemption........................      (141,086)    (107,608)        --
                                          ------------  -----------  ----------
   Numerator for basic and diluted loss
    per common share ...................  $(19,010,974) (17,727,556) (4,783,421)
                                          ============  ===========  ==========
   Denominator:
   Denominator for basic loss per common
    share--weighted average number of
    common shares outstanding during the
    period .............................    28,098,994   22,181,960  15,738,334
                                          ------------  -----------  ----------
   Denominator for diluted loss per
    common share........................    28,098,994   22,181,960  15,738,334
                                          ============  ===========  ==========
   Basic loss per common share..........  $       (.68)       (0.80)      (0.30)
   Diluted loss per common share........  $       (.68)       (0.80)      (0.30)
                                          ============  ===========  ==========

   The computation of diluted loss per share for the year ended December 31, 1999 excludes the effects of incremental common shares attributable to the assumed exercise of 7,458,166 outstanding common stock options and warrants because their effect would be antidilutive (see notes 4 and 8). Redeemable common shares outstanding have been included in the computation of both basic and diluted loss per share.

(13) Litigation

   On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company is infringing these patents as a result of the Company's sale of enhanced facsimile products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. The Company filed an answer to the complaint on December 2, 1999. The Company has reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and has concluded that it does not infringe these patents. As a result, the Company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

                                JFAX.COM, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                       December 31, 1999, 1998 and 1997


(14) Subsequent Events

  SureTalk.Com, Inc.

   On January 26, 2000, the company acquired all of the outstanding stock of SureTalk.Com, Inc. for $9.3 million in common stock. SureTalk.Com, Inc. was a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The acquisition will be accounted for as a purchase transaction with substantially all of the purchase price allocated to goodwill and other purchased intangibles which will be amortized over 2 to 3 years.

  TimeShift, Inc. (Unaudited)

   On March 6, 2000 the Company acquired substantially all of the assets of TimeShift, Inc. for common stock. TimeShift is a closely held internet technology company based in San Francisco, California.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this Item with respect to Directors may be found in the section captioned "Proposal 1 -- Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors,--Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act may be found in the section captioned "Compliance with Section 16(a) of the Exchange Act" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

   Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT)

   Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2000. Such information is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements.

   The following financial statements are filed as a part of this report:

     Independent Auditors' Report
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity (Deficiency)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

   All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3. Exhibits

   The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

 Exhibit
   No.   Exhibit Title
 ------- -------------
 2.1     Stock Purchase Agreement, dated as of January 15, 2000, among
         JFAX.COM, Inc., the stockholders of SureTalk.Com, Inc. listed therein, and SureTalk.Com, Inc. Such agreement contains a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the
         Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.****
 3.1     Certificate of Incorporation, as amended and restated.*
 3.1.1   Certificate Of Designation Of Series B Convertible Preferred Stock of
         JFAX.COM, Inc.
 3.2     By-laws, as amended and restated.*
 4.1     Specimen of common stock certificate.***
 9.1     Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.*
 10.1    JFAX.COM Incentive Compensation Bonus Plan.*
 10.2    JFAX Communications, Inc. (JFAX.COM) 1997 Stock Option Plan.
 10.3    Employment Agreement for Gary H. Hickox, dated September 2, 1998.*
 10.3.1  Promissory Note issued by Gary H. Hickox to JFAX Communications, Inc.
         on October 7, 1998, due October 7, 2001.**
 10.4    Employment Agreement for Dr. Anand Narasimhan, dated March 17, 1997.*
 10.4.1  Amended and Restated Interest Only Note issued by Anand Narasimhan to
         JFAX Communications, Inc. on September 17, 1997, due September 17,
         1998.**
 10.5    Employment Agreement for Nehemia Zucker, dated March 21, 1997.*
 10.5.1  Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc.
         on April 11, 1997, due March 31, 2001.**

 Exhibit
   No.   Exhibit Title
 ------- -------------
 10.6   Consulting Agreement for Boardrush Media LLC, dated as of March 17,
        1997.*
 10.7   Put Rights, for the benefit of the investors in the June and July 1998 private placements.*
 10.8   Registration Rights Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.*
 10.9   Registration Rights Agreement, dated as of March 17, 1997, with
        Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye
        Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan.*
 10.9.1 Letter, dated as of June 30, 1998, to Boardrush LLC, Jens Muller, John
        F. Rieley, Anand Narasimhan, and Nehemia Zucker from Richard S. Ressler regarding the Registration Rights Agreement, dated as of March 17,
        1997, among JFAX Communications, Inc., Boardrush LLC, Jens Muller, John
        F. Rieley, Anand Narasimhan, and Nehemia Zucker.**
 10.10  Stock Option Agreement, dated as of January 24, 1997, by and among JFAX
        Communications, Inc. and Michael P. Schulhof.**
 10.11  Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard
        S. Ressler regarding the Stock Option Agreement, dated as of January
        24, 1997, between JFAX Communications, Inc. and Michael P. Schulhof.**
 10.12  Purchase Agreement, dated as of July 2, 1998, relating to $5 million of preferred stock and warrants.**
 10.13  Consent to Amendment of Purchase Agreement, dated as of April 16,
        1999.**
 10.14  Form of warrant pursuant to such Purchase Agreement.**
 10.15  Master Loan and Security Agreement, dated as of March 10, 1998, by JFAX
        Communications, Inc. in favor of Transamerica Business Credit
        Corporation.**
 10.16  Promissory Note issued by JFAX Communications, Inc. to Transamerica
        Business Credit Corporation on April 21, 1998 due May 1, 2001.**
 10.17  Promissory Note issued by JFAX Communications, Inc. to Transamerica
        Business Credit Corporation on December 22, 1998 due January 1, 2002.**
 10.18  Investment Agreement among JFAX Communications, Inc., Jens Muller, John
        F.
        Rieley and Boardrush LLC and Orchard/JFAX Investors, LLC and Richard S.
        Ressler, dated as of March 14, 1997 and effective as of March 17,
        1997.**
 10.19  Promissory Note issued by Boardrush LLC to JFAX Communications, Inc.
        dated March 17, 1997 due March 17, 2004.**
 10.20  Employment Agreement, dated as of January 26, 2000, between JFAX.COM,
        Inc. and Steven J. Hamerslag
 10.21  Employment Agreement, dated February 17, 2000, between JFAX.COM, Inc.
        and R. Scott Turicchi
 10.22  Escrow Agreement, dated as of January 26, 2000, among City National
        Bank, JFAX.COM, Inc. and Steven J. Hamerslag
 10.23  Promissory Note, dated January 26, 2000, from Steven J. Hamerslag in favor of JFAX.COM, Inc.
 21.1   List of subsidiaries of the Company.
 23.1   Consent of KPMG LLP.
 27.1   Financial Data Schedule.

--------
   * Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
  ** Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
 *** Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on June 14, 1999, Registration No. 333-76477.
**** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.

   (b) Reports on Form 8-K during the fourth quarter of 1999: NONE

                                   SIGNATURE

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated on March 27, 2000:

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Steven J. Hamerslag         President and Chief
____________________________________  Executive Officer
        Steven J. Hamerslag           (Principal Executive
                                      Officer)

     /s/ Richard S. Ressler          Co-Chairman of the Board
____________________________________
         Richard S. Ressler


       /s/ Nehemia Zucker            Chief Financial and
____________________________________  Accounting Officer
           Nehemia Zucker             (Principal Financial and
                                      Accounting Officer)

          /s/ Jaye Muller            Co-Chairman of the Board
____________________________________
            Jaye Muller

       /s/ Zohar Loshitzer           Director
____________________________________
          Zohar Loshitzer

        /s/ John F. Rieley           Director
____________________________________
           John F. Rieley

    /s/ Michael P. Schulhof          Director
____________________________________
        Michael P. Schulhof

      /s/ R. Scott Turicchi          Director
____________________________________
         R. Scott Turicchi

                                     Director
____________________________________
          Robert J. Cresci