Form 10-K405/A
period 1999-12-31
JFAX COM INC
filed 2000-05-01
CIK 1084048

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549

                               ---------------

                                  FORM 10-K/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

   This Report on Form 10-K includes 77 pages with the Index to Exhibits located on page 75.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I.
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................    26
    Item 3.  Legal Proceedings..........................................    27
    Item 4.  Submission of Matters to a Vote of Security Holders........    27

 PART II.
    Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters........................................    28
    Item 6.  Selected Financial Data....................................    29
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    30
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    35
    Item 8.  Financial Statements and Supplementary Data................    35
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    57

 PART III.
    Item 10. Directors and Executive Officers of the Registrant.........    57
    Item 11. Executive Compensation.....................................    60
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    68
    Item 13. Certain Relationships and Related Transactions.............    70

 PART IV.
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    75

                               Explanatory Note

   This Amended Annual Report on Form 10-K/A is being filed for the sole purpose of including in this Amended Annual Report, in accordance with Instruction G(3) to Form 10-K, the items comprising the Part III information (Items 10, 11, 12, and 13). In all other respects, this Amended Annual Report on Form 10-K/A is unchanged from the 1999 Annual Report on Form 10-K.

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

   At December 31, 1999, our primary source of liquidity consisted of $12,256,000 in cash and cash equivalents and $23,511,000 in short term investments. Additionally, as of December 31, 1999 we had $13,559,000 in long term investments. Short and long term investments consist primarily of corporate debt securities with maturities ranging from 91 days to 18 months.

   We finance the acquisition of substantial portions of our operating technology equipment and office equipment through leasing and loan arrangements. Amounts due under these arrangements were $3,129,000 and $1,686,000 at December 31, 1999 and 1998 respectively.

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

   Net cash provided by financing activities was $56,514,000, $17,800,000, and $5,500,000 for the years ended 1999, 1998 and 1997 respectively. The net increase in 1999 was primarily due to the $73.9 million raised in our initial public offering, reduced by repayments of senior subordinated debt and preferred stock of $10.6 million and $6.8 million respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The names of our directors, their ages at April 15, 2000, and certain other information about them are set forth below.

                                                                       Director
    Name of Nominee    Age            Principal Occupation              Since
    ---------------    ---            --------------------             --------
 Richard S. Ressler...  41 President, Orchard Capital Corporation        1997
 Zohar Loshitzer......  42 Chief Information Officer, JFAX.COM, Inc.     1997
 John F. Rieley.......  55 Co-Founder and Vice-Chairman, JFAX.COM,       1995
                           Inc.
 Michael P. Schulhof..  57 Private Investor                              1997
 R. Scott Turicchi....  36 Executive Vice President, Corporate           1998
                           Development, JFAX.COM, Inc.
 Robert J. Cresci.....  56 Managing Director of Pecks Management         1998
                           Partners Ltd.

   There is no family relationship between any director and any of our executive officers.

   Richard S. Ressler has been our Chairman of the Board and a director since 1997. He is the managing member of Orchard/JFAX Investors, LLC, one of our principal stockholders. He was our chief executive officer from March 1997 until January 2000. Mr. Ressler is a co-founder and principal of CIM Group, LLC , a real estate investment, development and management company. He has been a principal of CIM Group since 1994. Mr. Ressler has been the Chairman of the Board of MAI Systems Corporation, a software and network computing company, since 1995. He served as MAI's chief executive officer from 1995 to 1997. Since March 2000, Mr. Ressler has been Chairman of the Board of Express One International, Inc., an ACMI (aircraft, crew, maintenance, and insurance) operator of cargo aircraft. Mr. Ressler is the founder of Orchard Capital Corporation, a firm which provides investment capital and advice to companies in which Orchard or its affiliates have made investments. Mr. Ressler has been a principal of Orchard since 1994.

   Zohar Loshitzer has been our chief information officer and a director since 1997. Since 1995, he has been a managing director of Orchard Telecom, Inc., a telecommunications consulting company. From 1987 to 1995, Mr. Loshitzer was the general manager and part owner of Life Alert, a nationwide emergency response service. Mr. Loshitzer has been a director of MAI Systems Corporation since 1998.

   John F. Rieley is a co-founder and has been a director since 1995. From December 1995 when our business was founded until March 1997, he held various offices with JFAX.COM. After March 1997 he has provided consulting services to us under an agreement between us and Boardrush Media LLC, one of our principal stockholders. He has managed, marketed and consulted on other projects in the media field, the airline industry and in public affairs.

   Michael P. Schulhof has been a director since 1997. Mr. Schulhof is a private investor in the media, communications and entertainment industry. From 1993 to 1996, he was president and chief executive officer of Sony Corporation of America. Mr. Schulhof is a trustee of Brandeis University, the Lincoln Center for the Performing Arts, New York University Medical Center and the Brookings Institution. He is a member of the Council on Foreign Relations and the Investment and Services Policy Advisory Committee to the U.S. Trade Representative. Mr. Schulhof is a director of SportsLine, USA, Inc., an Internet-based sports media company.

   R. Scott Turicchi has been a director since 1998, and recently assumed the newly-created position of Executive Vice President, Corporate Development. From 1990 to 2000, Mr. Turicchi was a Managing Director in Donaldson, Lufkin & Jenrette Securities Corporation's Investment Banking department. There, he was responsible for Corporate Finance activities including public equity offerings, high grade and high yield debt offerings, private equity placements and mergers and acquisitions advisory services.

   Robert J. Cresci has been a director since 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Quest Education Corporation, Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation, and several private companies.

Executive Officers

   The name, age and title of each of our executive officers (other than executive officers who are directors set forth above), business experience for at least the past five years and certain other information concerning each such executive officer has been furnished by the executive officer and is set forth below. Executive officers are elected by the Board of Directors following the annual meeting of our stockholders.

   Steven J. Hamerslag, 43, has been our chief executive officer and president since January 2000. Previously, since July, 1999, he had been chief executive officer of SureTalk.com, Inc., a closely held Internet-based messaging and communications company which we acquired on January 26, 2000. Prior to joining SureTalk, Mr. Hamerslag was Vice Chairman, until May 1998, and prior to that chief executive officer, until April 1996, of MTI Technology, Inc., an international provider of data storage management products and services.

   Nehemia Zucker, 43, has been our Chief Financial Officer since 1996. Prior to joining JFAX.COM in 1996, he was chief operations manager of Motorola's EMBARC division, which packages CNBC and ESPN for distribution to paging and wireless networks. From 1980 to 1996, Mr. Zucker held various positions in finance, operations and marketing at Motorola in the United States and abroad.

   Amit Kumar, 30, has been our Vice President, Engineering, since October 1999. He joined JFAX.COM in August 1997 as a senior systems analyst and served as our Director, Research and Development, from May 1998 until October 1999. Prior to joining JFAX.COM, beginning in 1995, Mr. Kumar served as a software engineer for IBM.

   Timothy Johnson, 36, has been our Vice President, Product Marketing and Business Development, since January 2000. Previously, since September 1999, he had been Vice President, Business Development, of SureTalk.com, Inc., a closely held Internet-based messaging and communications company which we acquired on January 26, 2000. Prior to joining SureTalk, since September 1997, Mr. Johnson served first as Western Regional Sales Manager, then as Director of Product Marketing and finally as Senior Director, Business Development, at Iomega Corp. Prior to September 1997, since 1988, Mr. Johnson served as Executive Vice President of Markman Carter Corporation, a manufacturer's representation firm.

   Leo D'Angelo, 37, has been our Chief Technology Officer since March 2000. Mr. D'Angelo previously held the position of founder and Chief Technology Officer at TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet which we acquired on March 1, 2000. Before founding TimeShift in 1997, Mr. D'Angelo was responsible for the design and implementation of Fidelity Investments' equity trading floor.

   Bita Klein, 40, has been our Vice President, Customer Service, since March 2000. From March 1999, until she joined JFAX.COM, Ms. Klein served as Director of Support and Services at iSearch, an Internet company providing software for career centers. Prior to that, beginning 1997, Ms. Klein served as Director of Customer Care at IMA, a customer relationship software company. Prior to IMA, Ms. Klein held various managerial and technical positions at FileNET, a software imaging company.

   Lester Morales, 38, has been our Senior Vice President, Sales, since, January 2000. Previously, since May 1998, he had been Vice President, Sales, of SureTalk.com, Inc., a closely held Internet-based messaging and communications company which we acquired on January 26, 2000. Since 1989, Mr. Morales has served as president of Capitol Communications, Inc., a telemarketing company based in Michigan. Since 1991, he has served as president of Superior Communications & Consulting Inc., a communications consulting firm.

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires our officers (as defined in Rule 16a-1(f)), directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that all filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended December 31, 1999.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table shows, as to our Chairman and former Chief Executive Officer, and each of our other four most highly compensated executive officers who were serving as executive officers during the last fiscal year, information concerning all compensation paid for services to us in all capacities during the last three fiscal years.

                                                            Long Term
                            Annual Compensation        Compensation Awards
                          -------------------------- -----------------------
                                                                  Securities
                                                     Other Annual Underlying  All Other
   Name and Principal                                Compensation  Options   Compensation
        Position          Year Salary($)   Bonus ($)     ($)         (#)         ($)
   ------------------     ---- ---------   --------- ------------ ---------- ------------
Richard S. Ressler(1).... 1999  237,500          0         0       500,000           0
  Chairman and Former     1998  200,000          0         0             0           0
  Chief Executive Officer 1997  175,000          0         0             0           0

Gary H. Hickox(2)........ 1999  220,000     71,291         0           500           0
  Former President and    1998   60,874(3)       0         0       375,000      40,542(4)
  Chief Operating Officer 1997        0          0         0             0           0

Nehemia Zucker........... 1999  150,000     43,125         0        20,500           0
  Chief Financial Officer 1998  150,000     31,250         0        12,500           0
                          1997  150,000     34,361         0       250,000      20,000(5)

Zohar Loshitzer.......... 1999  175,000     65,625         0        20,500           0
  Chief Information       1998  140,000     34,936         0        50,000           0
   Officer                1997   74,407     30,000         0       225,000           0


Anand Narasimhan(6)...... 1999  165,000     45,662         0        10,500           0
  Former Chief Technology 1998  137,453     28,673         0       112,500           0
  Officer                 1997   94,423     20,219         0        75,000      10,000(7)

--------
(1) Mr. Ressler is an employee of Orchard Capital Corporation, which provides his services to us through a consulting agreement. Mr. Ressler served as our Chief Executive Officer from March 1997 until January 2000.

(2) Mr. Hickox was our President and Chief Operating Officer from September, 1998 until January 2000.

(3) Represents compensation for the period from September 1998 to December
    1998.

(4) Consists of re-location expenses reimbursed to Mr. Hickox.

(5) Consists of re-location expenses reimbursed to Mr. Zucker.

(6) Mr. Narasimhan was our Chief Technology Officer from 1996 until March
    2000.

(7) Consists of re-location expenses reimbursed to Mr. Narasimhan.

Options Granted in Last Fiscal Year

   The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 1999 to our executive officers named in the Summary Compensation Table:


                                       Individual Grants
                                    -----------------------
                                                                            Potential
                                                                       Realizable Value at
                         Number of  % of Total                           Assumed Annual
                         Securities  Options                             Rates of Stock
                         Underlying Granted To                         Price Appreciation
                          Options   Employees    Exercise              for Option Term(1)
                          Granted   In Fiscal     Price     Expiration -------------------
          Name              #(2)     Year(3)   ($/SH)(4)(5)    Date      5%($)    10%($)
          ----           ---------- ---------- ------------ ----------   -----   ---------
Richard S. Ressler......  500,000     33.50%       8.00       7/19/09  2,515,579 6,374,970
Gary H. Hickox..........      500      0.03%       8.00       7/19/09      2,516     7,969
Nehemia Zucker..........      500      0.03%       8.00       7/19/09      2,516     7,969
                           20,000      1.34%       4.28      12/22/09     53,833   136,424
Zohar Loshitzer.........      500      0.03%       8.00       7/19/09      2,516     7,969
                           20,000      1.34%       4.28      12/22/09     53,833   136,424
Anand Narasimhan........      500      0.03%       8.00       7/19/09      2,516     7,969
                           10,000      0.67%       4.28      12/22/09     26,917    68,212

--------
(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not represent an estimate of future stock price growth.

(2) All stock options granted have ten year terms and are exercisable with respect to 33-1/3% of the shares covered thereby on the anniversary of the date of grant, with full vesting occurring three years following the date of grant. See "--Employment Contracts, Termination of Employment, and Change of Control Agreements" for provisions regarding acceleration of the vesting of options under certain circumstances.

(3) There were a total of 1,492,500 stock options and warrants granted to our employees in 1999 (including all options granted to Mr. Ressler, but excluding options granted to our outside directors).

(4) Options were granted at an exercise price equal to the market value of the Common Stock as listed on the NASDAQ.

(5) The exercise price and tax withholding obligations may be paid in cash and, subject to certain conditions or restrictions, by delivery of already-owned shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

   No options were exercised by any of our executive officers during the year ended December 31, 1999. The value of the options held at the end of the year are set forth in the following table:

                             Number of Securities      Value of Unexercised In-
                            Underlying Unexercised       The-Money Options at
                         Options at Fiscal Year-End(#)   Fiscal Year-End($)(1)
          Name             Exercisable/Unexercisable   Exercisable/Unexercisable
          ----           ----------------------------- -------------------------
Richard S. Ressler......              0/500,000                0.00/0.00
Gary H. Hickox..........        125,000/250,500             539,850/1,079,700
Nehemia Zucker..........        233,333/49,667            1,381,051/208,072
Zohar Loshitzer.........        166,667/128,833             959,800/636,646
Anand Narasimhan........         87,500/110,500             487,895/1,175,208

--------
(1) Market value of underlying securities at fiscal year end ($6.7188 per share), minus the exercise price.

Director Compensation

   Our directors who are also officers or consultants receive no separate compensation for serving as directors. Our outside directors, Messrs. Schulhof and Cresci, are themselves, or are representatives of, significant stockholders. They receive no compensation for serving as directors. They are, however, reimbursed for their expenses in attending directors' meetings and committee meetings.

   Our directors are eligible to participate in our 1997 Stock Option Plan and, in July 1999, Messrs. Cresci, Rieley, Schulhof and Turicchi were each granted 40,000 options, and Mr. Ressler was granted 500,000 options, to purchase shares of our Common Stock at an exercise price of $8.00 per share. See "Executive Compensation--1997 Stock Option Plan" for a description of the terms of our 1997 Stock Option Plan.

   The services of Mr. Ressler, formerly as Chief Executive Officer and currently as Chairman, are provided pursuant to a consulting agreement. See "Executive Compensation--Certain Transactions with Management".

   No options or warrants were exercised by any of our directors in 1999.

Employment Contracts, Termination of Employment, and Change of Control Arrangements

   We currently have employment contracts with Steven J. Hamerslag, R. Scott Turicchi, Nehemia Zucker, and Lester Morales. We also have a consulting agreement with Orchard Capital Corporation which supplies the services of Richard S. Ressler, our Chairman, and a consulting agreement with Boardrush Media LLC which supplies the services of John F. Rieley, our Vice Chairman. See "--Certain Transactions with Management."

   Mr. Hamerslag's Contract. This agreement has a four year term, and is automatically renewed for successive one year terms unless either we or Mr. Hamerslag give prior notice of termination. The agreement contains no severance obligations.

   In connection with the agreement, we issued 120 shares of our Series B Convertible Preferred Stock ("Series B Preferred Stock") to Mr. Hamerslag. Each share of our Series B Preferred Stock is convertible into 10,000 shares (for a total of 1.2 million shares) of our Common Stock, at the election of Mr. Hamerslag, but only following the expiration of our repurchase rights (hereinafter described) with respect to such share of Class B Preferred Stock and repayment by Mr. Hamerslag of the applicable portion of the promissory note (hereinafter described) delivered by Mr. Hamerslag to us in connection with the issuance to him of the Class B Preferred Stock. In exchange for his shares of Class B Preferred Stock, Mr. Hamerslag issued to us a promissory note in an amount equal to $7,125,000 ($5.9375, the market price per share for our Common Stock on the date Mr. Hamerslag commenced employment, multiplied by
1.2 million). The note is non-recourse but secured by a pledge of Mr. Hamerslag's Series B Preferred shares, accrues interest at the one-year Treasury-note rate, with interest payable annually in arrears, and matures 5 years following issuance. Mr. Hamerslag has granted us the right to repurchase all 120 shares of his Class B Preferred Stock (at a price per share equal to $5.9375 multiplied by 10,000) in the event that Mr. Hamerslag's employment terminates for any reason; provided, that this repurchase right (1) only applies to 90 shares following the first anniversary of Mr. Hamerslag's employment (or in the event of a termination by us without cause or by Mr. Hamerslag with good reason (as defined) during the first year of his employment), to 60 shares following the second anniversary of Mr. Hamerslag's employment (or in the event of a termination by us without cause or by Mr. Hamerslag with good reason during the second year of his employment), and to 30 shares following the third anniversary of Mr. Hamerslag's employment (or in the event of a termination by us without cause or by Mr. Hamerslag with good reason during the third year of his employment); (2) expires completely following the fourth anniversary of Mr. Hamerslag's employment (or in the event of a termination by us without cause or by Mr. Hamerslag with good reason during the fourth year of his employment); and (3) expires completely upon a change of control (as defined). "Good reason" is defined as a change in the reporting relationship between Mr. Hamerslag and our Board, the committees of our Board or our Chairman, or a relocation of Mr. Hamerslag. "Change of control" is defined as a single party or affiliated group not currently affiliated with us (excluding any of our employee benefit plans and excluding our Chairman,

Richard S. Ressler, or any of his affiliates), acquiring a majority of the outstanding shares of our Common Stock or substantially all of our assets.

   Under the agreement, we reimburse Mr. Hamerslag for up to $50,000 of discretionary business expenses incurred by Mr. Hamerslag per year, and Mr. Hamerslag participates in all of our benefits programs including our semi-annual incentive compensation bonus plan.

   Mr. Turicchi's Contract. This agreement has no specified term. In the event of termination by us without cause or by Mr. Turicchi following a constructive without cause termination (as defined), we will be required to pay Mr. Turicchi 12-months' severance, in the event of a termination occurring during the first year of Mr. Turicchi's employment, 6-months' severance, in the event of a termination occurring during the second year of Mr. Turicchi's employment, and 3-months' severance, in the event of a termination occurring during the third year of Mr. Turicchi's employment. A "constructive without cause termination" is defined as a relocation of Mr. Turicchi, a material change in Mr. Turicchi's duties, responsibilities, or reporting relationship directly to the Chief Executive Officer or Board of Directors, or a termination by Mr. Turicchi upon or within 12 months after occurrence of a change-in-control (as defined in our 1997 Stock Option Plan).

   In connection with the agreement, we committed to grant to Mr. Turicchi (subject to stockholder approval of an increase in the number of shares reserved for issuance under our 1997 Stock Option Plan) 850,000 options to purchase our Common Stock at an exercise price of $5.00 per share (the market price per share for our Common Stock on the date Mr. Turicchi was offered employment) in accordance with our 1997 Stock Option Plan. These options will have a term of 10 years. One-quarter (or 212,500) of the options will vest on each anniversary of the date Mr. Turicchi commenced employment with us; provided, that (i) in the event of a termination by us without cause or a "constructive without cause termination" during the first year of his employment, Mr. Turicchi will vest in all unvested options otherwise scheduled to vest on his first anniversary; (ii) in the event of a termination by us without cause or a "constructive without cause termination" during the second year of Mr. Turicchi's employment, Mr. Turicchi will vest in one-half of the unvested options otherwise scheduled to vest on his second anniversary; and
(iii) all options will vest upon a change of control (as defined). "Change of control" is defined as a single party or affiliated group, not currently affiliated with us, acquiring a majority of our outstanding shares of Common Stock.

   Under the agreement, Mr. Turicchi participates in all of our benefits programs including our semi-annual incentive compensation bonus plan.

   Mr. Morales' Contract. This agreement has no specified term. In the event of termination by us without cause or by Mr. Morales following a constructive without cause termination (as defined), we will be required to pay Mr. Morales severance for a period equal to one month for each full year of service (but in no event less than three months nor more than six months), in the case of a termination by us without cause, and for a period of six months, in the event of a constructive without cause termination. Further in the event any such termination occurs during the first year of Mr. Morales' employment, Mr. Morales will vest in unvested stock options otherwise scheduled to vest on his first anniversary. A "constructive without cause termination" is defined as a relocation of Mr. Morales or a material change in Mr. Morales' duties or responsibilities.

   Under the agreement, Mr. Morales participates in all of our benefits programs including our 1997 Stock Option Plan and our semi-annual incentive compensation bonus plan.

   Mr. Zucker's Contract. This employment agreement has no specified term and is terminable at will by either party, but provides for severance payments equal to six-months' salary in the event of a termination by us without cause. This agreement does not provide for accelerated vesting of any employee options upon termination for any reason but does provide for accelerated vesting in the event of a change in control of JFAX.COM.

1997 Stock Option Plan

   Our 1997 Stock Option Plan was adopted by the board of directors and approved by the stockholders in November 1997. A total of 4,375,000 shares of Common Stock has been reserved for issuance under the plan. As of April 15, 2000, options to purchase 3,855,548 shares of Common Stock were outstanding under the plan, and 118,770 shares had been issued upon exercise of previously granted options.

   The plan provides for grants to employees (including officers and employee directors) of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for grants of nonstatutory stock options to employees (including officers and employee directors) and consultants (including non-employee directors).

   The plan is administered by the Compensation Committee of the Board of Directors. The plan administrator may determine the terms of the options granted, including the exercise price, the number of shares subject to each option and the exercisability of the option. The plan administrator also has the full power to select the individuals to whom options will be granted and to make any combination of grants to any participants.

   Options generally have a term of 10 years. For options granted in 1999 and prior years, one-third of the options vest on the one-year anniversary of the grant date and each of the remaining one-third portions of the options vest on each annual anniversary of the grant date thereafter. For options granted after 1999, one-quarter of the options vest on the one-year anniversary of the grant date and each of the remaining one-quarter portions of the options vest on each annual anniversary of the grant date thereafter.

   The option exercise price may not be less than the higher of the par value or 100% of the fair market value of the Common Stock on the date of grant; provided, however, that nonstatutory options may be granted at exercise prices of not less than the higher of the par value or 85% of the fair market value on the date the option is granted. In the case of an incentive option granted to a person who at the time of the grant owns stock representing more than 10% of the total combined voting power of all classes of our stock, the option exercise price for each share covered stock by such option may not be less than 110% of the fair market value of share of Common Stock on the date of grant of such option.

   In the event of a sale of all or substantially all of our assets, or our merger with or into another corporation, each option will become immediately exercisable in full unless the board of directors determines that the optionee has been offered substantially identical replacement options and a comparable position at the acquiring company.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee currently consists of Messrs. Cresci, Schulhof, and Ressler. We have no interlocking relationships or other transactions involving any of our Compensation Committee members that are required to be reported pursuant to applicable Securities and Exchange Commission rules. One of our former officers, Richard S. Ressler, but no current officer, serves on the Compensation Committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

General

   The policy of the Company regarding the compensation of its executive officers is to maintain a total compensation program which would retain the services of key executives and (a) assure the availability of their skills for the benefit of the Company, (b) secure to the Company freedom from competition by such persons within reasonable and lawful limits, and (c) provide appropriate base compensation, benefits and financial incentives through bonus, severance and other employment-related programs. The Compensation Committee of the Board of Directors recommends, subject to the Board's approval, executive compensation, including the compensation of the Chairman and the Chief Executive Officer. The Compensation Committee determines and approves stock option grants for all employees, including the Chief Executive Officer. The Committee currently comprises two independent, non-employee directors, and one director whose services to the Company are provided pursuant to a consulting agreement with his employer.

Compensation Philosophy

   The Company operates in the highly competitive and rapidly changing Internet industry. The goals of the Company's compensation program are to align compensation with the Company's overall business objectives and performance, to foster teamwork and to enable the Company to attract, retain and reward employees who contribute to its long-term success. The Committee also seeks to establish compensation policies that allow the Company flexibility to respond to changes in its business environment.

Compensation Components

   Compensation for the Company's executive officers generally consists of salary, semi-annual incentive compensation bonus plan payments and stock option awards. The Committee assesses past performance and anticipated future contribution of each executive officer in establishing the total amount and mix of each element of compensation.

   Salary. The salaries of the executive officers are determined annually by the Compensation Committee based upon various subjective factors such as the executive's responsibilities, position, qualifications, years of experience and individual performance. In no such case does the Committee undertake a formal survey of analysis of compensation paid by other companies.

   Annual Incentives. The Company has also established a semi-annual incentive compensation bonus plan designed to recognize efforts required to achieve the Company's annual objectives. A management committee consisting of Richard S. Ressler, Chairman, R. Scott Turicchi, Director and Executive Vice President, Corporate Development, and Steven J. Hamerslag, President and Chief Executive Officer, currently administers the plan. This committee is exclusively responsible for determining and approving the following:

  .  financial planning and setting of corporate goals,

  .  eligibility of plan participants,

  .  bonus structure amounts, which are based on base salary, and

  .  individual assessment guidelines and goals.

   Corporate attainment of goals drives the funding of the bonus plan. If the Company meets or exceeds the semi-annual revenue and/or paid subscriptions goals set by the management committee, a fixed percentage of a targeted bonus pool is funded. The fixed percentage is either 80%, 100% or 110%, depending on the extent to which the goals are met or exceeded. Assuming that the plan is funded, the individual funding is based on a targeted bonus amount, which is set by the management committee as a percentage of the individual's salary. A percentage of the target amount is paid, which percentage is based on the extent to which the aggregate bonus pool has been funded and on an individual's attainment of his or her goals, which may be either quantitative goals or numerical goals. An individual's supervisor determines what percentage of that individual's goals have been attained, and recommends a bonus accordingly. In 1999, the total targeted bonus pool was $853,001, out of which a total of $632,392 in bonuses were paid. Each of Gary H. Hickox, Zohar Loshitzer, Nehemia Zucker, and Anand Narasimhan participated in the bonus plan in 1999 (as to the first half of the year only in the case of Messrs. Hickox and Narasimhan). These executive officers were allocated aggregate targeted bonus payments of $300,000 (representing 50% of their aggregate base salaries during the periods of participation), and received a total of $ $217,141 in bonus payments, for 1999.

   Stock Options. Stock option awards are designed to align the interests of executives with the long-term interests of the stockholders. The Compensation Committee approves option grants subject to vesting periods to retain executives and encourage sustained contributions. For options granted prior to 2000, the vesting period was usually over a three-year period or as to 100% of the grant on the third anniversary of the grant. Effective January 1, 2000, the typical vesting period was changed to a four-year period or as to 100% of the grant on the fourth anniversary of the grant. The exercise price of options is the market price on the date of grant.

Compensation of Chairman and Former Chief Executive Officer

   Mr. Ressler's services as Chairman (and formerly as Chief Executive Officer) have been provided pursuant to a consulting arrangement with Orchard Capital Corporation ("Orchard"), a company controlled by Mr. Ressler, who is also a member and the manager of Orchard/JFAX Investors, LLC, one of our principal stockholders. Under this consulting arrangement, the Company paid Orchard $200,000 per year through June 30, 1999 and $275,000 per year from July 1, 1999 though March 31, 2000, in each case payable in equal monthly payments, for the services of Mr. Ressler. These arrangements were not pursuant to a written agreement. Effective April 1, 2000, Orchard's compensation was reduced to $144,000 per year (to reflect Mr. Ressler's decreased role in the management of the Company following the hiring of Steven
J. Hamerslag as Chief Executive Officer), and Orchard's consulting arrangement was reflected in a written agreement between the Company and Orchard.

   As a director, Mr. Ressler is eligible to participate in the Company's 1997 Stock Option Plan and, in July 1999, he was granted 500,000 options to purchase shares of the Company's Common Stock at an exercise price of $8.00 per share. See "--1997 Stock Option Plan" for a description of the terms of the Company's 1997 Stock Option Plan.

   The compensation paid to Orchard pursuant to the consulting arrangement was determined by the Compensation Committee based upon various subjective factors such as Mr. Ressler's responsibilities, qualifications, years of experience, individual performance, and perceived contributions to the Company. The Committee did not undertake a formal survey of analysis of compensation paid by other companies.

   Other than reimbursement for reasonable expenses incurred in connection with the services it renders to the Company, neither Orchard nor Mr. Ressler receive any other compensation from the Company.

                                          Respectfully submitted,

                                          Robert J. Cresci
                                          Michael P. Schulhof
                                          Richard S. Ressler

Performance Graph

   The following line graph compares the cumulative total return to stockholders on our Common Stock since July 23, 1999 (the date we first became subject to the reporting requirements of the Exchange Act). The graph compares stockholder return on our Common Stock with the same cumulative total return on the TheStreet.Com E-Commerce Index and the Nasdaq Composite Index. The information contained in the Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The graph assumes that $100 was invested on July 23, 1999 in our Common Stock at the initial public offering price of $9.50 per share and in the index, and that all dividends were reinvested. No dividends have been declared or paid on the our Common Stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

                                JFAX.COM, Inc.
                        TheStreet.Com E-Commerce Index
                            Nasdaq Composite Index

 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG JFAX.COM, INC., THESTREET.COM E-
                    COMMERCE INDEX, NASDAQ COMPOSITE INDEX

            [PERFORMANCE GRAPH FOR THE PERIOD JULY 23, 1999 THROUGH
                        DECEMBER 31, 1999 APPEARS HERE]

The following table sets forth the data points used in preparing the Performance Graph:

Measurement                                 THE STREET.COM                NASDAQ
Date              JFAX.COM, INC.           E-COMMERCE INDEX           COMPOSITE INDEX
-----------       --------------           ----------------           ---------------
07/23/99             $100.00                   $100.00                    $100.00
07/31/99             $ 90.79                   $ 96.56                    $ 97.85
08/31/99             $ 72.37                   $ 89.86                    $101.59
09/30/99             $ 52.30                   $ 93.21                    $101.84
10/31/99             $ 45.72                   $105.09                    $110.01
11/30/99             $ 61.51                   $129.05                    $123.73
12/31/99             $ 70.72                   $117.55                    $150.92

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

   We were aware of the following beneficial owners of more than 5% of our Common Stock as of April 15, 2000:

                                                       Number of     Percentage
Name and Address                                         Shares      of Class(1)
----------------                                       ----------    ----------
Richard S. Ressler.................................... 13,273,073(2)   36.45%
  c/o Orchard Capital Corporation
  6922 Hollywood Boulevard, 9th Floor
  Los Angeles, CA 90028

Boardrush Media LLC...................................  4,370,250      12.10%
  972 Putney Road, Suite 299
  Brattleboro, VT 05301

Pecks Management Partners Ltd.........................  2,676,488(3)    7.32%
  One Rockefeller Plaza
  New York, NY 10020

--------
(1) At April 15, 2000, 36,107,378 shares of our Common Stock were outstanding.

(2) Consist of 12,574,515 shares of stock owned by Orchard/JFAX Investors, LLC ("Orchard Investors"), 390,244 shares of Common Stock owned by The Ressler Family Foundation (the "Foundation"), and 308,314 shares of Common Stock which Orchard Investors may purchase pursuant to warrants which are exercisable in full at this time. Mr. Ressler is the manager of Orchard Investors and a trustee of the Foundation, but has disclaimed beneficial ownership of any shares of Common Stock in which he has no pecuniary interest.

(3) Consist of:

    . 1,391,084 shares of Common Stock and 295,625 vested warrants held by Delaware State Employees Retirement Fund,

    . 382,979 shares of Common Stock and 81,250 vested warrants held by ICI American Holdings, Inc Defined Benefit Plan,

    . 257,070 shares of Common Stock and 54,375 vested warrants held by Zeneca Holdings Inc. Defined Benefit Plan, and

    . 176,565 shares of Common Stock and 37,500 vested warrants held by the JW McConnell Family Foundation.

Security Ownership of Management

   The following table sets forth the beneficial ownership of Common Stock as of April 15, 2000, by each director, by each of the executive officers named in the Summary Compensation Table, by our other current executive officers, and by all such directors and executive officers as a group.

                                                    Number of      Approximate
                                                      Shares        Percentage
Name (1)                                           Beneficially      Owned(2)
--------                                           ------------    -----------
Richard S. Ressler................................  13,273,073 (2)    36.45%
Zohar Loshitzer...................................     241,667 (4)        *
John F. Rieley....................................     175,000            *
Michael P. Schulhof...............................   1,103,104 (5)     2.99%
R. Scott Turicchi.................................     143,750 (6)        *
Robert J. Cresci..................................           0            *
Steven J. Hamerslag...............................     231,411            *
Timothy Johnson...................................       9,538            *
Lester Morales....................................      68,634            *
Leo D'Angelo......................................      30,000            *
Bita Klein........................................           0            *
Amit Kumar........................................      20,750 (7)        *
Gary H. Hickox....................................     187,083 (8)        *
Nehemia Zucker....................................     515,906 (9)     1.42%
Anand Narasimhan..................................     289,084(10)        *
All directors and named executive officers as a
 group (15 persons)...............................  16,289,000        42.70%

--------
  * Less than 1%

 (1) The address for all executive officers and directors is c/o JFAX.COM, Inc., 6922 Hollywood Blvd., Suite 900, Los Angeles, CA 90028.

 (2) At April 15, 2000, 36,107,378 shares of our Common Stock were outstanding.

 (3) Consist of 12,574,515 shares of stock owned by Orchard/JFAX Investors, LLC ("Orchard Investors"), 390,244 shares of Common Stock owned by The Ressler Family Foundation (the "Foundation"), and 308,314 shares of Common Stock which Orchard Investors may purchase pursuant to warrants which are exercisable in full at this time. Mr. Ressler is the manager of Orchard Investors and a trustee of the Foundation, but has disclaimed beneficial ownership of any shares of Common Stock in which he has no pecuniary interest.

 (4) Consist of 241,667 employee options that are exercisable within 60 days of April 15, 2000.

 (5) Consist of 263,104 shares of Common Stock and 840,000 vested warrants.

 (6) Consist of 143,750 vested warrants.

 (7) Consist of 10,333 shares of Common Stock and 10,417 employee options that are exercisable within 60 days of April 15, 2000.

 (8) Consist of 41,250 shares of Common Stock and 145,833 employee options that are exercisable within 60 days of April 15, 2000.

 (9) Consist of 261,739 shares of Common Stock and 254,167 employee options that are exercisable within 60 days of April 15, 2000.

(10) Consist of 160,959 shares of Common Stock and 128,125 employee options that are exercisable within 60 days of April 15, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

   Indebtedness of Officers, Directors and Principal Stockholders. The following directors, officers and beneficial owners of more than 5% of our Common Stock are indebted to us. Nehemia Zucker is indebted to us in the amount of $120,644. This amount represents the principal balance of a loan in the original principal amount of $100,000 that was advanced to Mr. Zucker on April 11, 1997. The loan matures on March 31, 2001 and bears interest at the rate of 6.32% per annum. However, interest is not paid periodically, but rather is accrued and added to principal each September 30 and March 31. This note is secured by a pledge of 220,000 shares of our Common Stock owned by Mr. Zucker. Anand Narasimhan, our former Chief Technology Officer, is indebted to us in the amount of $50,000. This loan was advanced to Mr. Narasimhan on September 17, 1997, matured on September 17, 1999 and bears interest at the rate of 8.0% per annum. Interest was previously deducted from Mr. Narasimhan's salary. This note is secured by a pledge of 150,000 shares of our Common Stock owned by Mr. Narasimhan. Boardrush Media LLC is indebted to us in the amount of approximately $2,030,619. The loan to Boardrush was advanced to Boardrush on March 17, 1997. The loan to Boardrush matures on March 17, 2004. However, Boardrush shall be required to repay this loan to us upon the sale by Boardrush or its affiliates of at least $6 million of our Common Stock. This loan bears interest at the rate of 6.32% per annum with interest payments offset against amounts due and owing to Boardrush under the consulting agreement described below. Gary H. Hickox, our former President and Chief Operating Officer, is indebted to us in the approximate amount of $105,288. This amount represents the principal balance of a loan in the original principal amount of $99,000 that was advanced to Mr. Hickox in October 1998 when he joined us together with accrued interest through March 31, 2000. Mr. Hickox used the proceeds of this loan to purchase 41,250 shares of our Common Stock. The loan matures on October 7, 2001 and bears interest at 4.25% per annum. However, interest is not paid periodically, but rather is accrued and payable on maturity.

   Steven J. Hamerslag is indebted to us in the amount of $7,125,000. This loan was made to Mr. Hamerslag in connection with his employment agreement and the terms of the loan are discussed above. See "--Employment Contracts, Termination of Employment, and Change of Control Arrangements."

   Consulting Agreements. We are a party to a consulting agreement with Boardrush Media LLC, a limited liability company that owns approximately 12% of our Common Stock and of which Jens Muller, a former director, is the manager and therefore the controlling person. Pursuant to this agreement, Boardrush provides the services of Mr. Muller and John F. Rieley, one of our directors and our Vice Chairman, to us for a maximum of two days each per month. We consider Mr. Muller and Mr. Rieley to be the co-founders of our company. The term of the consulting agreement runs through the earlier of the date on which the Boardrush loan is repaid in full as described above and March 17, 2004. Therefore, there can be no assurance that upon the repayment of the Boardrush loan, Messrs. Muller and Rieley will continue to provide any consulting services to us. Until March 17, 1999, we paid Boardrush $400,000 per year, payable in equal monthly payments, pursuant to the consulting agreement. From and after March 17, 1999, Boardrush's compensation under the consulting agreement consists of forgiveness of interest and principal under the loan discussed above, with principal reductions being made pro rata over the five-year period from March 17, 1999 through March 17, 2004. Pursuant to the consulting agreement, we also reimburse Boardrush for expenses it incurs on our behalf. Pursuant to the consulting agreement, for a period of three years which expired in March 2000, Boardrush, and each of Mr. Muller and Mr. Rieley, agreed not to engage in a business in direct competition with our products and services in those areas where we conduct our business.

   Richard S. Ressler's services as Chairman (and formerly as Chief Executive Officer) have been provided pursuant to a consulting arrangement with Orchard Capital Corporation ("Orchard"), a company controlled by Mr. Ressler, who is also a member and the manager of Orchard/JFAX Investors, LLC, one of our principal stockholders. Under this consulting arrangement, we paid Orchard $200,000 per year through June 30, 1999 and $275,000 per year from July 1, 1999 though March 31, 2000, in each case payable in equal monthly payments, for the services of Mr. Ressler. These arrangements were not pursuant to a written agreement. Effective April 1,

2000, Orchard's compensation was reduced to $144,000 per year (to reflect Mr. Ressler's decreased role in management following the hiring of Steven J. Hamerslag as Chief Executive Officer), and Orchard's consulting arrangement was reflected in a written agreement between us and Orchard which expires October 1, 2000.

   As a director, Mr. Ressler is eligible to participate in our 1997 Stock Option Plan and, in July 1999, he was granted 500,000 options to purchase shares of our Common Stock at an exercise price of $8.00 per share. See""-- 1997 Stock Option Plan" for a description of the terms of our 1997 Stock Option Plan.

   Other than reimbursement for reasonable expenses incurred in connection with the services it renders to us, neither Orchard nor Mr. Ressler receive any other compensation from us.

   In January 1997, we entered into a consulting agreement with Michael P. Schulhof, now a member of our board of directors. Pursuant to this agreement, Mr. Schulhof agreed to provide financial, investment and operational advice to our management team. In consideration for these services, Mr. Schulhof was granted a warrant to purchase 420,000 shares of our Common Stock at an exercise price of $0.70 per share and a second warrant to purchase 420,000 shares of our Common Stock at an exercise price of $1.80 per share. Each of these warrants is currently exercisable and expires in January 2007. The consulting agreement had a two year term and expired by its terms in January 1999.

   Shared Space and Services. We currently lease approximately 28,000 square feet of office space for our headquarters in Hollywood, California under a lease that expires in January 2010. We lease such space from CIM/Hollywood, LLC, a limited liability company indirectly controlled by our Chairman, Richard S. Ressler. Additionally we sublease approximately 26% of this space to CIM Group, LLC, another limited liability company indirectly controlled by Mr. Ressler. This sublease is cancelable by either party on six months' notice. Our share of the monthly rent is approximately $36,000 and CIM Group's share of the monthly rent is approximately $12,500.

   We also share and pro-rate the cost of certain administrative costs with other entities that are controlled by our Chairman. The other administrative costs include the costs of a shared receptionist and routine office and telephone expenses. We also make available the services of our general counsel to these other entities and charge them for the proportionate cost of the services of our general counsel that they incur. The entities involved are Orchard Capital, CIM Group, LLC and MAI Systems Corporation. These arrangements are not pursuant to written agreements and are adjusted from time to time according to the relative benefits given and received. Monthly reimbursements from Orchard Capital, CIM and MAI to us are currently approximately $20,000. This amount reflects our business activity, vis a vis the other affiliated entities, as of April 30, 2000, and could increase or decrease as we and/or these affiliated entities grow.

   Investments in JFAX.COM by Officers, Directors and Principal
Stockholders. Between December 1995, when we were founded, and March 1997, when Orchard/JFAX Investors, LLC invested in us, we issued a total of 6,910,000 shares of our Common Stock to our founders, Messrs. Muller and Rieley, in exchange for cash investments. In March 1997, we issued 5,375,000 shares of Common Stock to Boardrush in exchange for an equivalent number of Mr. Muller's then-current stock holdings, which holdings were canceled. At the same time, we issued 10,060,000 shares of Common Stock to Orchard/JFAX Investors, LLC in exchange for a cash investment of $7,750,000. In March and May 1997, we issued 220,000 shares and 150,000 shares, respectively, to Nehemia Zucker and Anand Narasimhan, upon the exercise by Messrs. Zucker and Narasimhan of employee options granted to them when they joined us in 1996 and payment by each of them of the option price of 0.02 cents per share. In connection with the investments by Boardrush, Orchard/JFAX Investors, LLC, and Messrs. Zucker and Narasimhan, we entered into a registration rights agreement with those investors as well as Messrs. Rieley and Muller. Under that registration rights agreement, the investors have the right to participate in registrations initiated by JFAX.COM, but they have no right to demand that we effect a registration. These registration rights will expire on March 17, 2007.

   In March 1998, we issued a total of 3,750,000 shares of Common Stock at $0.80 per share pursuant to a rights offering that was made available to all of our then shareholders and warrant holders on the same terms. The principal stockholders, officers and directors who participated and the number of shares purchased by each were as follows: Orchard/JFAX Investors, LLC (3,080,776 shares), Michael P. Schulhof (263,104 shares), Nehemia Zucker (41,739 shares) and Anand Narasimhan (28,459 shares). A portion of the proceeds of the rights offering was used to repay a loan to us from Orchard/JFAX Investors, LLC. That loan was in the principal amount of $1,400,000, accrued interest at a rate of 15% per annum and was repaid for an aggregate of $1,444,100.

   In June 1998, we issued $10 million of our 10% senior subordinated notes due 2004 together with 2,101,971 shares of our Common Stock to an investor group advised by Pecks Management Partners Ltd., consisting of Declaration of Trust for Defined Benefit Plans of Zeneca Holdings, Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings, Inc., Delaware State Employees' Retirement Fund and the J.W. McConnell Family Foundation. Robert J. Cresci, one of our directors, is a managing director of Pecks Management Partners, Ltd. Pursuant to the terms of the notes, which permitted us to make some payments of interest by issuing additional notes and shares of Common Stock, we subsequently issued an additional $512,500 principal amount of notes and 105,727 shares of Common Stock to that investor group. The total purchase price was $10 million.

   In July 1998, we also issued $5 million in liquidation preference of our Series A Usable Redeemable Preferred Stock and related warrants to acquire 3,125,000 shares of our Common Stock. The total purchase price was $5 million. The warrants issued in connection with the preferred stock have an exercise price of $2.40 per share and expire on July 1, 2005. Donaldson, Lufkin & Jenrette Securities Corporation acted as placement agent for the offerings of notes and preferred stock and received warrants to acquire 247,250 shares of our Common Stock and a cash payment of $870,000, as compensation for its services. Mr. Turicchi, one of our directors, is a former managing director of Donaldson, Lufkin & Jenrette Securities Corporation. The purchasers of the preferred stock and related warrants included the following entities in the following amounts:

  . Affiliates of Donaldson, Lufkin and Jenrette Securities Corporation purchased 3,500 shares and received 2,187,500 warrants;

  . Orchard/JFAX Investors, LLC purchased 500 shares and received 312,500 warrants; and

  . The investor group managed by Pecks Management Partners, Ltd. purchased 750 shares and received 468,750 warrants.

A portion of the proceeds of the notes and preferred stock offerings was used to repay a loan to us from Orchard/JFAX Investors, LLC. That loan was in the principal amount of $1,000,000, accrued interest at a rate of 15% per annum and was repaid for an aggregate of $1,013,625.

   The holders of the Common Stock and warrants issued in connection with the notes and the preferred stock offerings are entitled to registration rights pursuant to an agreement between us and those investors entered into at the time of the notes and preferred stock offerings. Under that agreement, among other things, the holders are generally entitled to demand two registrations of the Common Stock issued in connection with the notes offering or of the Common Stock issued upon exercise of the warrants. In addition, the holders are entitled to participate in registrations initiated by us. Finally, under the registration rights agreement, we have also agreed to file a registration statement on Form S-3 permitting resales of the shares of Common Stock held by such investors when we are eligible to use that form.

   In addition, the holders of the Common Stock and warrants issued in connection with the notes and preferred stock offerings are entitled to have us repurchase such shares of Common Stock issued upon exercise of the warrants in the event of a change of control of JFAX.COM. In such event, the shares of Common Stock issued at the time of the notes and preferred stock offerings are to be repurchased at $3.20 per share, the warrants to be redeemed at $1.60 per warrant and the shares issued upon exercise of warrants to be repurchased at $4.00 per share.

   We are also party to a securityholders' agreement dated June 30, 1998 with the holders of the notes and preferred stock, including those listed above, and other stockholders, including Orchard/JFAX Investors, LLC. Under that agreement, we have agreed to take all action within our power to cause the election of, and the stockholders have agreed to vote their shares of Common Stock in favor of, one designee to the board of directors selected by the initial purchasers of the notes and one designee to the board of directors selected by the initial purchasers of the preferred stock. Currently, Mr. Cresci has been elected to the board of directors as the designee of the initial purchasers of the notes and Mr. Turicchi has been elected to the board of directors as the designee of the initial purchasers of the preferred stock. Although most provisions in the securityholders' agreement have terminated, the rights of the initial purchasers of the notes to designate a director as described survive for so long as such purchasers continue to hold at least 25% of the shares of Common Stock issued in connection with the notes offering and the right of the initial purchasers of preferred stock to designate a director as described above survive for so long as such purchasers continue to hold at least 25% of the shares issued or issuable upon exercise of the related warrants.

   The senior subordinated notes were repaid in full and the Series A Usable Redeemable Preferred Stock was redeemed in full in July and August, 1999 for approximately $10,591,000 and $6,818,000, respectively, including accrued and unpaid interest of $85,000 and dividends of $940,000, respectively. Persons participating in these investments have retained their shares of our Common Stock and warrants to acquire our Common Stock.

   In October 1998, we issued 41,250 shares of our Common Stock to Mr. Hickox, our former President and Chief Operating Officer, in exchange for the proceeds of the loan discussed above.

   In connection with the warrants granted to Mr. Schulhof, we also granted to him registration rights with respect to the shares issued upon exercise of the warrants. Mr. Schulhof is entitled to participate in registrations initiated by JFAX.COM and is entitled to demand registration of the shares owned by him. Mr. Schulhof's rights to demand a registration of his shares will expire in January 2007, but there is no express termination of his right to participate in registrations effected by us.

   In January, 2000, we acquired the outstanding stock of SureTalk.Com, Inc., a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The stock was acquired directly from the shareholders of SureTalk.Com, Inc. in a stock-for-stock purchase transaction valued at approximately $9.28 million. The shareholders of SureTalk.Com, Inc. included Steven J. Hamerslag, Timothy Johnson, and Lester Morales, who joined us executive officers following the closing. At closing, Mr. Hamerslag received 231,411 shares of our Common Stock, Mr. Johnson received 9,538 shares of our Common Stock and Mr. Morales received 68,634 shares of our Common Stock, in each case in satisfaction of our obligations to them as selling SureTalk.Com shareholders. In connection with the sale, the selling stockholders of SureTalk.Com, including Messrs. Hamerslag, Johnson, and Morales, were granted registration rights with respect to the shares of our Common Stock they received in connection with the sale pursuant to an agreement between us and those stockholders entered into at the time of the closing. Under that agreement, we have agreed to file a registration statement on Form S-1 permitting resales of the shares of Common Stock held by such stockholders and to have such registration statement declared effective on or prior to June 30, 2000.

   At the time of our acquisition of SureTalk.com, Inc., SureTalk.com was a party to an administrative services agreement with Capitol Communications, Inc. pursuant to which Capitol Communications provided office space, personnel and administrative services with respect to SureTalk.com's telemarketing operation in Livonia, Michigan. Lester Morales, the former Vice President, Sales, of SureTalk.com and currently our Senior Vice President, Sales, is the president and sole stockholder of Capitol Communications. This administrative services agreement has continued in place and we currently pay approximately $12,000 per month under the agreement. We expect to make a total of approximately $70,000 in payments under this agreement through July 2000, following which the agreement will be terminated.

   In March, 2000, we acquired substantially all of the assets of TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet. A former employee of TimeShift, Inc., Leo D'Angelo, joined us as an executive officer following the closing. At closing, Mr. D'Angelo received 30,000 shares of our Common Stock as a stock-out of any claims he had to the assets of TimeShift,Inc. that were being transferred to us.

   We believe that the transactions described above were made on terms no less favorable than could have been obtained from third parties. At the time of the transactions concerned--the initial Orchard/JFAX Investors, LLC investment in our company, the June 1998 issuance of notes and Common Stock, the July 1998 issuance of preferred stock and warrants, and the January-March 2000 SureTalk.Com, Inc. and TimeShift, Inc. acquisitions--those transactions were negotiated at arms' length with previously unaffiliated parties. We intend to have all future transactions between us and our officers, directors and affiliates be approved by a majority of disinterested directors of the board of directors or one of its committees, as appropriate, in a manner consistent with Delaware law and the fiduciary duties of our directors.

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

   (b) Reports on Form 8-K during the fourth quarter of 1999: NONE

                                   SIGNATURE

   Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated on May 1, 2000:

                   Signature                                        Title
                   ---------                                        -----

           /s/ Steven J. Hamerslag              President and Chief Executive Officer
 _____________________________________________   (Principal Executive Officer)
              Steven J. Hamerslag
           /s/ Richard S. Ressler               Chairman of the Board
 _____________________________________________
               Richard S. Ressler


             /s/ Nehemia Zucker                 Chief Financial and Accounting Officer
 _____________________________________________   (Principal Financial and Accounting Officer)
                 Nehemia Zucker

             /s/ Zohar Loshitzer                Director
 _____________________________________________
                Zohar Loshitzer

              /s/ John F. Rieley                Director
 _____________________________________________
                 John F. Rieley

          /s/ Michael P. Schulhof               Director
 _____________________________________________
              Michael P. Schulhof

            /s/ R. Scott Turicchi               Director
 _____________________________________________
               R. Scott Turicchi

             /s/ Robert J. Cresci               Director
 _____________________________________________
                Robert J. Cresci