Form 10-Q
period 2000-03-31
JFAX COM INC
filed 2000-05-15
CIK 1084048

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-25965

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of May 1, 2000: 36,107,378 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 JFAX.COM, INC.

                      For the Quarter Ended March 31, 2000

                                     INDEX

                                                                                                  Page
                                                                                                  ----

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations.........................................   3

         Condensed Consolidated Balance Sheets...................................................   4

         Condensed Consolidated Statements of Cash Flows.........................................   5

         Notes to Condensed Consolidated Financial Statements....................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................  11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................  11

Item 2.  Changes in Securities and Use of Proceeds...............................................  11

Item 3.  Defaults Upon Senior Securities.........................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................  12

Item 5.  Other Information.......................................................................  12

Item 6.  Exhibits and Reports on Form 8-K........................................................  13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 JFAX.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         Three months ended
                                                              March 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Revenues............................................... $    2,865  $    1,411
Cost of revenue........................................      1,362       1,054
                                                        ----------  ----------
  Gross profit.........................................      1,503         357

Operating expenses:
  Sales and marketing..................................      2,189         708
  Research and development.............................        789         517
  General and administrative...........................      3,962       1,490
  Amortization of goodwill and other intangibles.......        661         --
                                                        ----------  ----------
    Total operating expenses...........................      7,601       2,715
                                                        ----------  ----------

Operating loss.........................................     (6,098)     (2,358)
Other income (expense), net............................        798        (426)
                                                        ----------  ----------
Net loss...............................................     (5,300)     (2,784)
Dividends and accretion on preferred stock.............        --         (258)
                                                        ----------  ----------
Net loss attributable to common stockholders........... $   (5,300) $   (3,042)
                                                        ==========  ==========
Basic and diluted net loss per common share............ $    (0.15) $    (0.13)
                                                        ==========  ==========
Weighted average shares outstanding.................... 34,687,901  24,308,111
                                                        ==========  ==========

     See accompanying notes to condensed consolidated financial statements

                                 JFAX.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                         ASSETS
                         ------
Cash and cash equivalents................................  $20,950    $12,256
Short-term investments...................................   12,166     23,511
Accounts receivable......................................      652        370
Prepaid expenses and other current assets................    3,571      4,111
                                                           -------    -------
  Total current assets...................................   37,339     40,248
Furniture, fixtures and equipment, net...................    5,597      3,344
Goodwill, net............................................    9,104        --
Other purchased intangibles, net.........................    2,475        --
Long-term investments....................................   10,858     13,559
Other assets.............................................    1,937      1,475
                                                           -------    -------
  Total assets...........................................  $67,310    $58,626
                                                           =======    =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Accounts payable and accrued expenses....................  $ 2,632    $ 1,781
Deferred revenue.........................................      462        439
Current portion of capital lease payable.................      226        176
Current portion of long-term debt........................    1,274      1,240
Customer deposits........................................       38         57
                                                           -------    -------
  Total current liabilities..............................    4,632      3,693
Capital lease obligations................................      223        186
Long-term debt...........................................    1,403      1,537
                                                           -------    -------
  Total liabilities......................................    6,258      5,416

Redeemable common stock..................................    7,065      7,065
Common stock subject to put option.......................      998        998

  Total stockholders' equity.............................   52,989     45,147
                                                           -------    -------
  Total liabilities and stockholders' equity.............  $67,310    $58,626
                                                           =======    =======

     See accompanying notes to condensed consolidated financial statements

                                 JFAX.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Three months
                                                              ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Net cash used in operating activities........................ $(3,312) $(1,550)
                                                              -------  -------
Cash flows from investing activities:
  Redemption of investments..................................  13,806      --
  Purchases of furniture, fixtures and equipment.............  (1,841)    (107)
                                                              -------  -------
Net cash provided by (used in) investing activities..........  11,965     (107)
                                                              -------  -------
Cash flows from financing activities:
  Exercise of stock options..................................      53      --
  Repayments of long-term debt...............................    (100)     (90)
  Proceeds (repayments) of capital lease obligations.........      88      (22)
                                                              -------  -------
Net cash provided by (used in) financing activities..........      41     (112)
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........   8,694   (1,769)
Cash and cash equivalents, beginning of period...............  12,256    7,279
                                                              -------  -------
Cash and cash equivalents, end of period..................... $20,950  $ 5,510
                                                              =======  =======

Non cash investing activities:

  During the three month period ended March 31, 2000 net assets as follows were acquired through the issuance of common stock:

   Current assets...................................................... $   180
   Furnitures, fixtures and, equipment.................................     889
   Goodwill and intangibles............................................  12,943
   Less: Liabilities assumed...........................................    (849)
                                                                        -------
   Fair value of common stock issued...................................  13,163
                                                                        =======

     See accompanying notes to condensed consolidated financial statements

                                JFAX. COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000
                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1999 as presented in the Company's Form 10-K, as amended on May 1, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2--USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--COMPREHENSIVE LOSS

  Comprehensive loss is comprised of net loss and unrealized gains and losses on a short term investment classified as available for sale. Comprehensive loss was $5.5 million and $2.8 million for the quarters ended March 31, 2000 and 1999, respectively.

NOTE 4--BUSINESS COMBINATIONS

  On January 26, 2000, the Company completed the acquisition of Suretalk.com, Inc. (SureTalk) The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued an aggregate of approximately 1,515,545 shares of common stock to effect the transaction. The aggregate purchase price of Suretalk, plus related costs of the acquisition, was approximately $9.28 million, and was comprised of common stock. Results of operations for SureTalk have been included in the financial results of the Company from the closing date of the transaction forward.

  In accordance with APB Opinion No. 16, all identifiable assets and liabilities were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Other purchased intangibles, net" and "Goodwill, net" in the accompanying condensed consolidated balance sheets and are amortized over their average useful lives of 2-3 years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis.

  The pro forma consolidated financial information for the three months ended March 31, 2000 and 1999, determined as if the acquisition had occurred on January 1 of each year, would have resulted in net sales of $2,892,000 and $1,455,000 , net loss of $5,825,000 and $2,880,000, and basic and diluted loss per share of $0.17 and $0.12, for each of the respective periods. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had JFAX.COM and the acquired company been combined during the specified periods.

                                JFAX.COM, INC.

                                March 31, 2000


NOTE 5--LOSS PER SHARE

  The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

  Dividends and accretion on Preferred Stock increased the net loss for determining basic and diluted net loss per share attributable to Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

NOTE 6--LITIGATION

  On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we are infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. The Company filed an answer to the complaint on December 2, 1999. The Company has reviewed the AudioFAX patents with its business and technical personnel and outside patent counsel and have concluded that it does not infringe these patents. As a result, the company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on our financial condition and results of operations.

NOTE 7--SUBSEQUENT EVENT

  On April 5, 2000, the Company entered into a letter of intent and a loan commitment letter with eFAX.com ("eFAX.com") in which:

  The Company established with eFAX.com the principal terms for a potential merger of the Company and eFAX.com as follows:

    The Company agreed to lend eFAX.com $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days and ,

    eFAX.com granted or committed to grant to the Company warrants to purchase a number of shares of eFAX.com common stock determined based on certain terms and conditions.

Prior to the execution of a definitive purchase Agreement neither eFAX.com nor the Company are required to complete the merger. In the merger, approximately
18.5 million shares of the Company's common stock will be issued to the current holders of eFAX.com's common and preferred stock. On May 5, 2000, the Company funded the first installment of its loan to eFAX.com in the amount of $750,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2000 and March 31,
1999

  Revenue. Revenue was $2.9 million and $1.4 million for the three months ended March 31, 2000 and 1999 respectively. The increase in revenue was primarily due to an increased number of subscriptions. Our paid subscribers numbered 60,588 and 31,443 as of March 31, 2000 and 1999.

  Cost of Revenue. Cost of revenue is primarily comprised of data and voice network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $1.4 million or 48% of revenue and $1.1 million or 75% of revenue for the three months ended March 31, 2000 and 1999. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.

 Operating Expenses

  Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, advertising, personnel related expenses, public relations, and promotions. Sales and marketing expenses were $2.2 million or 76% of revenue and $708,000 or 50% of revenue for the three months ended March 31, 2000 and 1999, respectively. The absolute dollar and costs as a percentage of revenue increases in sales and marketing expenses from period to period primarily reflect an increase in advertising costs associated with payments to strategic alliance partners and an increase in personnel related expenses.

  Research and Development. Our research and development costs consist primarily of personnel related expenses. Research and development costs were $789,000 or 28% of revenue and $517,000 or 37% of revenue for the three months ended March 31, 2000 and 1999. The increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $4.0 million or 138% of revenue and $1.5 million or 105% or revenue for the quarters ended March 31, 2000 and 1999. The absolute dollar and costs as a percentage of revenue increases in general and administrative from period to period were primarily due to increases in personnel, as well as increased professional fees.

  Amortization of goodwill and other intangibles. For the three months ended March 31, 2000, amortization of goodwill and other intangibles of $661,000 occurred due to the acquisition of SureTalk.com, Inc. in January 2000. There was no comparable amortization for the three months ended March 31, 1999

  Interest Income (Expense), Net. Interest income (expense), net was $798,000 and ($426,000) for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 interest income (expense), net primarily resulted from interest income earned on our cash and cash equivalents and short and long term investments generated from our July 1999 IPO. For the three months ended March 31, 1999, interest income (expense), net is primarily related to interest expense on capital lease obligations and long-term debt.

Liquidity and Capital Resources

  As of March 31, 2000, we had approximately $21.0 million in cash and cash equivalents and $12.2 and $10.9 million in short term and long term investments, respectively. Short and long term investments primarily consisted of government and corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months.

  Net cash used in operating activities increased to $3.3 million for the three months ended March 31, 2000 from $1.6 million for the same period in 1999. The increase in net cash used in operating activities was primarily due to an increase in net losses reduced by an increase in depreciation and amortization and an increase in prepaid marketing and other expenses.

  Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2000. Net cash used in investing activities was $107,000 for the three months ended March 31, 1999. The increase in net cash provided by investing activities from fiscal 1999 to 2000 was primarily due to the redemption of short and long term investments reduced by purchases of leasehold improvements and office equipment for our new headquarters in Hollywood, California, and the continuing build-out of our network.

  Net cash provided by financing activities was $41,000 for the three months ended March 31, 2000 as compared to ($112,000) for the same period in 1999. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from loans payable.

  Letter of intent and loan commitment. On April 5, 2000, we entered into a letter of intent and a loan commitment letter with eFAX.com ("eFAX.com") in which:

  We established with eFAx.com the principal terms for a potential merger of us and eFAX.com,

    We agreed to lend eFAX.com $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days, and

    eFAX.com granted or committed to grant to us warrants to purchase a number of shares of eFAX. com common stock determined based on certain terms and conditions.

Prior to the execution of a definitive purchase Agreement neither eFAX.com nor we are required to complete the merger. In the merger, approximately 18.5 million shares of our common stock will be issued to the current holders of eFAX.com's common and preferred stock. On May 5, 2000, we funded the first installment of the loan to eFAX.com in the amount of $750,000.

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

  We currently anticipate that our cash and cash equivalents and short and long term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all, or may be dilutive.

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

  As part of our overall assessment, we shut down all non-essential systems just prior to January 1, 2000 and restored those systems on January 1, 2000. Once restored, these systems were tested and monitored throughout the first week of January 2000. All systems performed properly in the first week of January 2000 and continue to perform properly up to and after April 30, 2000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

  At March 31, 2000 short and long term investments primarily consisted of government and corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5.5% to 6.6% and are classified as held to maturity as the company has the ability and intent to do so. At March 31, 2000 cost approximates fair market value and the company believes it has immaterial market rate risk.

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

ITEM 2. Changes in Securities and Use of Proceeds

  A. Not applicable

  B. Not applicable

  C. Sales of Unregistered Securities

  For the three months ended March 31, 2000 we issued a total of 27,873 shares of our common stock to various employees who exercised employee options to purchase such stock at prices between $.80 and $2.40 per share for a total purchase price of $51,348.

  In January, 2000, we acquired the outstanding stock of SureTalk.Com, Inc., a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The stock was acquired directly from the shareholders of SureTalk.Com, Inc. in a stock-for-stock purchase transaction valued at approximately $9.28 million. The shareholders received a total of 1,515,545 shares of our common stock in the transaction.

  In March, 2000, we acquired substantially all of the assets of TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet. As consideration for the transaction, various creditors and former employees received a total of 308,458 shares of our common stock as a stock-out of any claims to the assets of TimeShift,Inc. that were being transferred to us.

  In February and March 2000, we issued a total of 1,389,768 shares of our common stock to investors who had received warrants to purchase our common stock at $2.40 per share in our June 1998 preferred stock financing discussed above. These investors exercised their rights to exercise the warrants on a cashless basis, exchanging a total of 2,259,750 warrants for the total of 1,398,768 shares of our common stock

  All of the above issuances were effected in private transactions either pursuant to the exemption provided by Section 4(2) under the Securities Act or upon exercise of employee stock options pursuant to Rule 701 under the Securities Act. However, some of these issuances were covered by our registration statement on Form S-8, No. 333-31064.

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

  Through March 31, 2000, we have used $31.4 million of proceeds from the offering for the following purposes: (i) $17.3 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million, (ii) $5.0 million for expansion of our worldwide network, (iii) $5.8 million for funding advertising and marketing activities, and (iv) $3.3 million for funding general corporate expenses.

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

  3.1    Certificate of Incorporation, as amended and restated.*

  3.1.1  Certificate of Designation of Series B Convertible Preferred Stock of
          JFAX.COM, Inc.*****

  3.2    By-laws, as amended and restated.*

  4.1    Specimen of common stock certificate.***

  9.1 Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.*

 10.1    JFAX.COM Incentive Compensation Bonus Plan.*

 10.2    JFAX Communications, Inc. (JFAX.COM) 1997 Stock Option Plan.*****

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
          Schulhof.**

 Exhibit
   No.                               Exhibit Title
 -------                             -------------
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

 10.19   Promissory Note issued by Boardrush LLC to JFAX Communications, Inc.
          dated March 17, 1997 due March 17, 2004.**

 10.20   Employment Agreement, dated as of January 26, 2000, between JFAX.COM,
          Inc. and Steven J. Hamerslag*****

 10.21   Employment Agreement, dated February 17, 2000, between JFAX.COM, Inc.
          and R. Scott Turicchi*****

 10.22   Escrow Agreement, dated as of January 26, 2000, among City National
          Bank, JFAX.COM, Inc. and Steven J. Hamerslag*****

 10.23 Promissory Note, dated January 26, 2000, from Steven J. Hamerslag in favor of JFAX.COM, Inc.*****

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

 **** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.

***** Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000.

  B. Reports on Form 8-K

   Form Item                   Description                       Filing date
   ---- ----                   -----------                    -----------------
   8-K  2, 7 Acquisition of the outstanding stock of          February 10, 2000
              Suretalk.com, Inc.

   8-K     5 Letter of intent and loan commitment with            April 6, 2000
              eFAX.com

   8-KA 2, 7 Acquisition of the outstanding stock of             April 10, 2000
              Suretalk.com, Inc. with financial information

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JFAX.COM, INC.
                                          (Registrant)

                                                   /s/ Nehemia Zucker
                                          By: _________________________________
                                                       Nehemia Zucker
                                              Chief Financial Officer and Duly
                                                 Authorized Officer of the
                                                         Registrant

May 12, 2000