Form 10-Q
period 2000-06-30
JFAX COM INC
filed 2000-08-14
CIK 1084048

______________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


     The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of July 31, 2000: 36,122,600 shares.

______________________________________________________________________________

                                 JFAX.COM, INC.

                      For the Quarter Ended March 31, 2000


                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I.    FINANCIAL INFORMATION
     Item 1.    Financial Statements   (Unaudited)
                Condensed Consolidated Statements of Operations............................................    3
                Condensed Consolidated Balance Sheets......................................................    4
                Condensed Consolidated Statements of Cash Flows............................................    5
                Notes to Condensed Consolidated Financial Statements.......................................    6
     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................    9
     Item 3.    Quantitative and Qualitative Disclosures about Market Risk ................................   14



PART II.  OTHER INFORMATION
     Item 1.    Legal Proceedings .........................................................................   14
     Item 2.    Changes in Securities and Use of Proceeds .................................................   15
     Item 3.    Defaults Upon Senior Securities ...........................................................   16
     Item 4.    Submission of Matters to a Vote of Security Holders .......................................   16
     Item 5.    Other Information .........................................................................   16
     Item 6.    Exhibits and Reports on Form 8-K ..........................................................   16

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                                                         Three months ended                  Six months ended
                                                                              June 30,                           June 30,
                                                                     --------------------------           -----------------------
                                                                          2000          1999                  2000          1999
                                                                     -----------    -----------           -----------  ----------
Revenues                                                             $    3,008     $    1,647            $    5,873   $    3,058
Cost of revenue                                                           1,676          1,179                 3,037        2,233
                                                                     -----------    -----------           -----------  ----------

         Gross profit                                                     1,332            468                 2,836          825

Operating expenses:
         Sales and marketing                                              2,429            657                 4,618        1,365
         Research and development                                           564            380                 1,353          897
         General and administrative                                       3,809          2,039                 7,772        3,529
         Amortization of goodwill and other intangibles                   1,141            ---                 1,801          ---
                                                                     ----------     ----------            ----------   ----------

         Total operating expenses                                         7,943          3,076                15,544        5,791
                                                                     ----------     ----------            ----------   ----------

Operating Loss                                                           (6,611)        (2,608)              (12,708)      (4,966)

Other income (expense), net                                                 676          (457)                 1,474        (883)
                                                                     ----------     ----------            ----------   ----------

Net Loss                                                                 (5,935)        (3,065)              (11,234)      (5,849)

Dividends and accretion on preferred stock                                  ---           (266)                  ---         (525)
                                                                     ----------     ----------            ----------   ----------

Net loss attributable to
         common stockholders                                         $   (5,935)    $   (3,331)           $  (11,234)  $   (6,374)
                                                                     ==========     ==========            ==========   ==========

Basic and diluted net loss
         per common share:                                           $    (0.16)    $    (0.14)           $    (0.31)  $    (0.26)
                                                                     ==========     ==========            ==========   ==========

Weighted average shares
         outstanding                                                 36,016,213     24,312,415            35,373,365   24,310,263
                                                                     ==========     ==========            ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                                JFAX.COM, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)


                                                                                 June  30, 2000            December 31, 1999
                                                                                -----------------          ----------------
ASSETS

           Cash and cash equivalents                                            $          15,048          $         12,256
           Short-term investments                                                           7,519                    23,511
           Accounts receivable                                                                972                       370
           Note receivable                                                                  1,500                       ---
           Prepaid expenses and other current assets                                        3,160                     4,111
                                                                                -----------------          ----------------
           Total current assets                                                            28,199                    40,248

           Furniture, fixtures and equipment, net                                           5,791                     3,344
           Goodwill, net                                                                    8,301                       ---
           Other purchased intangibles, net                                                 2,138                       ---
           Long-term investments                                                           15,169                    13,559
           Other assets                                                                     1,653                     1,475

                                                                                ------------------         -----------------
           Total assets                                                         $          61,251           $        58,626
                                                                                ==================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

           Accounts payable and accrued expenses                                $           2,503           $         1,781
           Deferred revenue                                                                   316                       439
           Current portion of capital lease payable                                           236                       176
           Current portion of long-term debt                                                1,359                     1,240
           Other                                                                              417                        57
                                                                                ------------------        ------------------
           Total current liabilities                                                        4,831                     3,693

           Capital lease obligations                                                          179                       186
           Long-term debt                                                                   1,001                     1,537
                                                                                 ------------------        ------------------
           Total liabilities                                                                6,011                     5,416

           Redeemable common stock                                                          7,065                     7,065
           Common stock subject to put option                                                 998                       998

           Total stockholders' equity                                                      47,177                    45,147
                                                                                 -------------------       ------------------
           Total liabilities and stockholders' equity                            $         61,251           $        58,626
                                                                                 ===================       ==================

    See accompanying notes to condensed consolidated financial statements.

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                                                                                     Six months ended
                                                                                                          June 30
                                                                                           ------------------------------------
                                                                                               2000                   1999
                                                                                           ------------------------------------

Net cash used in operating activities                                                      $   (6,163)             $   (3,711)
                                                                                           ------------            ------------

Cash flows from investing activities:
     Redemption of investments                                                                 14,217                       0
     Investment in joint venture                                                                  (45)                      0
     Issuance of Notes receivable                                                              (2,200)                      0
     Purchases of furniture, fixtures and equipment                                            (2,743)                   (428)
                                                                                           ------------            ------------
Net cash provided by (used in) investing activities                                             9,229                    (428)
                                                                                           ------------            ------------

Cash flows from financing activities:
     Exercise of stock options                                                                     89                      11
     Proceeds from issuance of notes payable                                                      203                      91
     Repayments of loan payable and capital lease obligations                                    (567)                   (225)
                                                                                           ------------            ------------

Net cash used in financing activities                                                            (274)                   (123)
                                                                                           ------------            ------------

Net increase (decrease) in cash and cash equivalents                                            2,792                  (4,262)

Cash and cash equivalents, beginning of period                                                 12,256                   7,279
                                                                                           ------------            ------------

Cash and cash equivalents, end of period                                                   $   15,048              $    3,017
                                                                                           ============            ============

Non cash investing activities:

During the six month period ended June 30, 2000 net assets as follows were acquired though the issuance of common stock:



Current assets                                                   $     180
Furniture, fixtures, and equipment                                     585
Goodwill and intangibles                                               705
Investment in operating lease                                       12,943
Less: liabilities assumed                                             (149)
                                                                 -----------
Fair value of common stock issued                                   14,264
                                                                 ===========


     See accompanying notes to condensed consolidated financial statements.

                                JFAX. COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1999 as presented in the Company's Form 10-K, as amended on May 1, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains and losses on a short term investment classified as available for sale. Comprehensive loss was $6.2 and $3.3 million for the quarters ended June 30, 2000 and 1999, respectively.

NOTE 4 -- BUSINESS COMBINATIONS

On January 26, 2000, the Company completed the acquisition of Suretalk.com, Inc. (SureTalk) The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued an aggregate of approximately 1,515,545 shares of common stock to effect the transaction. The aggregate purchase price of Suretalk, plus related charges, was approximately $9.28 million, and was comprised of common stock. Results of operations for SureTalk have been included in the financial results of the Company from the closing date of the transaction forward.

In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill, net" and "Other purchased intangibles, net" in the accompanying condensed consolidated balance sheets and are amortized over their average useful lives of 2-3 years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired company operate was also considered in the valuation analysis.

The pro forma consolidated financial information for the three months ended June 30, 2000 and 1999, determined as if the acquisition had occurred on January 1 of each year, would have resulted in net sales of $3.0 and $1.8 million , net loss of $5.9 and $3.9 million, and basic and diluted loss per share of $0.16 and $0.15, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had JFAX.COM and the acquired company been combined during the specified periods.

The pro forma consolidated financial information for the six months ended June 30, 2000 and 1999, determined as if the acquisition had occurred on January 1 of each year, would have resulted in net sales of $5.9 and $3.3 million , net loss of $11.7 and $7.2 million, and basic and diluted loss per share of $0.32 and $0.28, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had JFAX.COM and the acquired company been combined during the specified periods.


NOTE 5 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Dividends and accretion on Preferred Stock increased the net loss for determining basic and diluted net loss per share attributable to Common Stock in the applicable periods. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

NOTE 6 - LITIGATION

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

On May 11, 2000, Inso Chicago Corporation ("Inso") filed a lawsuit against the Company in the United States District Court of for the District of Massachusetts asserting breach of contract, breach of implied covenant of good faith and fair dealing, and unfair and deceptive trade practices. The suit requests unspecified damages, treble damages due to willful unfair or deceptive acts, and injunctive relief. The lawsuit arises out of a dispute with Inso regarding amounts which Inso alleges are payable by the Company under a software license pursuant to which Inso provided certain software that, until July 16, 2000 (when the Company ceased used of the software) enabled the Company's subscribers to send faxes from the Company's web site. The total license fee due under the license agreement is $150,000 for a two-year license period commencing on or about January 1, 2000. The Company maintains that the software did not perform to warranted specifications, that Inso misrepresented the level of performance that could be expected from the software, and that the defects were not addressed by Inso. The Company withheld payment accordingly. The Company answered Inso's complaint and filed a counter-claim seeking to recover damages that resulted from Inso's misrepresentations and delivery of defective products. On June 6, 2000, the Court denied Inso's request for a preliminary injunction. The parties are currently engaged in discovery. The Company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effct on our financial condition and results of operations.


NOTE 7- PENDING ACQUISITION OF E-FAX

On July 13, 2000, the Company entered into a merger agreement (the "Merger Agreement") with eFax.com, Inc. ("EFAX"), and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of the Company ("Merger Sub"). Under the terms of the Merger Agreement, EFAX has agreed to merge with the Merger Sub ("Merger") and become a wholly owned subsidiary of the Company, in exchange for which the Company will issue a total of approximately 13.0 million shares of its common stock. As consideration for the Merger, EFAX's stockholders would receive the following:

     For each share of EFAX's common stock, par value $.01 per share ("EFAX Common Stock"), its holder would receive a fraction of a share of the Company's 2 common stock, par value $0.01 per share ("JFAX Common Stock"), determined by a conversion number calculated in accordance with the Merger Agreement (the "Conversion Number"), which Conversion Number will result in the issuance to EFAX common stockholders of a total of approximately 3.8 million shares of JFAX Common Stock.

     For each share of EFAX's Series D Convertible Preferred Stock, par value $.01 per share ("Series D Stock"), outstanding at the time of the Merger, its holder would receive 4,922.75 shares of JFAX Common Stock (collectively, if all 1,447 shares of Series D Stock are outstanding at the time of the Merger, approximately 7.1 million shares), which amount will increase between July 12, 2000 and the time of the Merger at an annualized rate of 3.5%.

     Because the consideration to be received by the EFAX preferred stockholders is a fixed amount, subject to the 3.5% annualized rate of increase, any increase or decrease in the total consideration received in the Merger will only affect the holders of EFAX Common Stock. The Conversion Number will vary depending on certain events, as described in the Merger Agreement.

     The consummation of the Merger will depend upon, in addition to other conditions, the approval of the Merger by both the holders of a majority of the outstanding shares of EFAX Common Stock and the holders of a majority of the outstanding shares of JFAX Common Stock being voted at the meeting to approve the issuance of JFAX shares in the Merger. If all of the required conditions are met, the Merger is expected to be completed in the fourth quarter of 2000.

     On June 30, 2000, EFAX and the Company entered into an Agreement of Understanding (the "Agreement of Understanding") with Integrated Global Concepts, Inc. ("IGC"). IGC has been providing EFAX with development and co-location services necessary for EFAX's operations. The Agreement of Understanding provides that at the time of the closing of the Merger, IGC will grant EFAX a license to certain software developed by IGC which EFAX uses in its operations, IGC will relinquish all claims which it may have against EFAX in connection with development services it has previously provided to EFAX and the Company will issue 2,000,000 shares of JFAX Common Stock to IGC. The Agreement of Understanding was entered into as a result of EFAX's desire to acquire a license to the software developed by IGC, to pay IGC for development work performed by IGC for which IGC claimed it had not received adequate compensation, and to ensure the provision of certain transition services.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999

  Revenue.   Revenue was $3.0 million and $1.6 million for the three months ended June 30, 2000 and 1999 respectively. The increase in revenue was primarily due to an increased number of subscriptions. Our paid subscribers numbered 64,200 and 36,400 as of June 30, 2000 and 1999.

  Cost of Revenue.   Cost of revenue is primarily comprised of data and voice
network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $1.7 million or 56% of revenue and $1.2 million or 72% of revenue for the three months ended June 30, 2000 and 1999. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.


Operating Expenses

  Sales and Marketing.   Our sales and marketing costs consist primarily of
payments with respect to strategic alliances, personnel related expenses, advertising, consulting, and public relations. Sales and marketing expenses were $2.4 million or 81% of revenue and $657,000 or 40% of revenue for the three months ended June 30, 2000 and 1999, respectively. The increases in sales and marketing expenses from period to period primarily reflect an increase in advertising costs associated with payments to strategic alliances and an increase in personnel related expenses. Sales and marketing as a percentage of revenue increased over the same period last year, primarily as a result of strategic alliance payments.

  On July 1, 1999, we entered into an advertising and promotion agreement with Yahoo! Inc. During the first two quarters of 2000, we refined our marketing and customer acquisition strategies. As part of this review, in July, 2000, Yahoo! and we concluded negotiations to replace the existing advertising and promotion agreement with a new, more limited, arrangement for non-exclusive placement on the Yahoo! web site, including in Yahoo! Mail. This agreement runs through at least October 15, 2000, and contains more favorable financial terms for us than the July 1, 1999 advertising and promotion agreement.

  Research and Development.   Our research and development costs consist
primarily of personnel related expenses. Research and development costs were $564,000 or 19% of revenue and $380,000 or 23% of revenue for the three months ended June 30, 2000 and 1999. The increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  General and Administrative.   Our general and administrative costs consist
primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.8 million or 127% of revenue and $2.0 million or 124% or revenue for the quarters ended June 30, 2000 and 1999. The cost increases as a percentage of revenue in general and administrative from period to period were primarily due to increases in the additional infrastructure required to support our overall growth and our conversion to a public company in July 1999. Included in general and amdinstrative costs is $499,000 and $138,000 in depreciation and amortization for the quarters ended June 30, 2000 and 1999.

  Amortization of goodwill and other intangibles . For the three months ended June 30, 2000, amortization of goodwill and other intangibles of $1.1 million occurred due to the acquisition of SureTalk.com, Inc. in January 2000. There was no comparable amortization for the three months ended June 30, 1999

  Interest Income (Expense), Net. Interest income (expense), net was $676,000 and ($457,000) for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 interest income (expense), net primarily resulted from interest income earned on our cash and cash equivalents and short and long term investments generated from our July 1999 IPO. For the three months ended June 30, 1999, interest income (expense), net is primarily related to interest expense on capital lease obligations and long-term debt.



Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

  Revenue.   Revenue was $5.9 million and $3.1 million for the six months ended
June 30, 2000 and 1999 respectively. The increase in revenue was primarily due to an increased number of subscriptions. Our paid subscribers numbered 64,200 and 36,400 as of June 30, 2000 and 1999.

  Cost of Revenue.   Cost of revenue is primarily comprised of data and voice
network costs, customer service, online processing fees and equipment depreciation. Cost of revenue was $3.0 million or 52% of revenue and $2.2 million or 73% of revenue for the six months ended June 30, 2000 and 1999. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of the increases in revenue over the same period last year.


Operating Expenses

  Sales and Marketing.   Our sales and marketing costs consist primarily of
payments with respect to strategic alliances, personnel related expenses, consulting, advertising, and public relations. Sales and marketing expenses were $4.6 million or 79% of revenue and $1.4 million or 45% of revenue for the six months ended June 30, 2000 and 1999, respectively. The increases in sales and marketing expenses from period to period primarily reflect an increase in advertising costs associated with payments to strategic alliances and an increase in personnel related expenses. Sales and marketing as a percentage of revenue increased over the same period last year, primarily as a result of strategic alliance payments.

  On July 1, 1999, we entered into an advertising and promotion agreement with Yahoo! Inc. During the first two quarters of 2000, we refined our marketing and customer acquisition strategies. As part of this review, in July, 2000, Yahoo! and we concluded negotiations to replace the existing advertising and promotion agreement with a new, more limited, arrangement for non-exclusive placement on the Yahoo! web site, including in Yahoo! Mail. This agreement runs through at least October 15, 2000, and contains more favorable financial terms for us than the July 1, 1999 advertising and promotion agreement.


  Research and Development.   Our research and development costs consist
primarily of personnel related expenses. Research and development costs were $1.4 million or 23% of revenue and $897,000 or 29% of revenue for the six months ended June 30, 2000 and 1999. The increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

  General and Administrative.   Our general and administrative costs consist
primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $7.8 million or 132% of revenue and $3.5 million or 115% or revenue for the six months ended June 30, 2000 and 1999. The cost increases as a percentage of revenue in general and administrative from period to period were primarily due to increases in the additional infrastructure to support our overall growth and our conversion to a public company in July 1999. Included in general and administrative costs is $811,000 and $269,000 in depreciation and amortization for the six months ended June 30, 2000 and 1999.

  Amortization of goodwill and other intangibles . For the six months ended June 30, 2000, amortization of goodwill and other intangibles of $1.8 million occurred due to the acquisition of SureTalk.com, Inc. in January 2000. There was no comparable amortization for the six months ended June 30, 1999

  Interest Income (Expense), Net. Interest income (expense), net was $1.5 million and ($883,000) for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 interest income (expense), net primarily resulted from interest income earned on our cash and cash equivalents and short and long term investments generated from our July 1999 IPO. For the six months ended June 30, 1999, interest income (expense), net is primarily related to interest expense on capital lease obligations and long-term debt.



Liquidity and Capital Resources

  As of June 30, 2000, we had funds on hand for use in our business of approximately $37.7 million. Such funds consisted of $15.0 million in cash and cash equivalents and $7.5 and $15.2 million in short term and long term investments, respectively. Short and long term investments consisted of government and corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months.

  Net cash used in operating activities increased to $6.2 million for the six months ended June 30, 2000 from $3.7 million for the same period in 1999. The increase in net cash used in operating activities was primarily due to an increase in net losses, offset by an increase in depreciation relating to our additional infrastructure and amortization of goodwill and other intangibles from the acquisition of SureTalk.com, Inc.

  Net cash provided by investing activities was $9.2 million for the six months ended June 30, 2000. Net cash used in investing activities was $428,000 for the six months ended June 30, 1999. The increase in net cash provided by investing activities from fiscal 1999 to 2000 was primarily due to the redemption of short and long term investments reduced by purchases of leasehold improvements and office equipment for our new headquarters in Hollywood, California, the continuing build-out of our network, and advances under notes receivable to EFAX.com, Inc.

  Net cash used in financing activities of $274,000 for the six months ended June 30, 2000 was comparable to $123,000 for the same period in 1999 and primarily consisted of net repayments of loans payable and capital lease obligations.


     EFAX Merger Agreement. On July 13, 2000, we entered into a merger agreement (the "Merger Agreement") with eFax.com, Inc. ("EFAX"), and JFAX.COM Merger Sub, Inc., a newly formed subsidiary ("Merger Sub"). Under the terms of the Merger Agreement, EFAX has agreed to merge with Merger Sub (the "Merger") and become our wholly owned subsidiary, in exchange for which we will issue a total of approximately 13.0 million shares of our common stock. As consideration for the Merger, EFAX's stockholders would receive the following:

     For each share of EFAX's common stock, par value $.01 per share ("EFAX Common Stock"), its holder would receive a fraction of a share of our common stock, par value $0.01 per share ("JFAX Common Stock"), determined by a conversion number calculated in accordance with the Merger Agreement (the "Conversion Number"), which Conversion Number will result in the issuance to EFAX common stockholders of a total of approximately 3.8 million shares of JFAX Common Stock.

     For each share of EFAX's Series D Convertible Preferred Stock, par value $.01 per share ("Series D Stock"), outstanding at the time of the Merger, its holder would receive 4,922.75 shares of JFAX Common Stock (collectively, if all 1,447 shares of Series D Stock are outstanding at the time of the Merger, approximately 7.1 million shares), which amount will increase between July 12, 2000 and the time of the Merger at an annualized rate of 3.5%.

     Because the consideration to be received by the EFAX preferred stockholders is a fixed amount, subject to the 3.5% annualized rate of increase, any increase or decrease in the total consideration received in the Merger will only affect the holders of EFAX Common Stock. The Conversion Number will vary depending on:

     The amount outstanding under the term loan agreement between EFAX and us (the "Term Loan Agreement") on the closing date for the Merger. Under the Term Loan Agreement, EFAX, subject to satisfying the conditions contained in the Term Loan Agreement, may borrow up to $5 million from us;

     On the closing date of the Merger, the amount of cash which EFAX has (other than cash from the sale of certain assets of EFAX), the amount of certain of EFAX's prepaid expenses and the amount of EFAX's overdue payables;

     The number, if any, of the shares of EFAX Common Stock into which the shares of Series D Stock are converted prior to the time of the Merger; and

     The timing of the Merger.

     The consummation of the Merger will depend upon the approval of the Merger by both the holders of a majority of the outstanding shares of EFAX Common Stock and the holders of a majority of the outstanding shares of JFAX Common Stock being voted at the meeting to approve the issuance of shares in the Merger. To complete the Merger, EFAX and we must also fulfill the other conditions required by the Merger Agreement. Prior to the stockholders' meetings, a registration statement on Form S-4 must be filed with the Securities and Exchange Commission and be declared effective. If all of the required conditions are met, the Merger is expected to be completed in the fourth quarter of 2000.

     On June 30, 2000, EFAX and we entered into an Agreement of Understanding (the "Agreement of Understanding") with Integrated Global Concepts, Inc. ("IGC"). IGC has been providing EFAX with development and co-location services necessary for EFAX's operations. The Agreement of Understanding provides that at the time of the closing of the Merger, IGC will grant EFAX a license to certain software developed by IGC which EFAX uses in its operations, IGC will relinquish claims which it may have against EFAX in connection with development services it has previously provided to EFAX and we will issue 2,000,000 shares of JFAX Common Stock to IGC. The Agreement of Understanding was entered into as a result of EFAX's desire to acquire a license to the software developed by IGC, to pay IGC for development work performed by IGC for which IGC claimed it had not received adequate compensation, and to ensure the provision of certain transition services.


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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000 short and long term investments primarily consisted of government and corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5.6% to 6.9% and are classified as held to maturity as we have the ability and intent to do so. At June 30, 2000 cost approximates fair market value and we believe we have immaterial market rate risk.

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

On May 11, 2000, Inso Chicago Corporation ("Inso") filed a lawsuit against us in the United States District Court of for the District of Massachusetts asserting breach of contract, breach of implied covenant of good faith and fair dealing, and unfair and deceptive trade practices. The suit requests unspecified damages, treble damages due to willful unfair or deceptive acts, and injunctive relief. The lawsuit arises out of a dispute with Inso regarding amounts which Inso alleges are payable by us under a software license pursuant to which Inso provided certain software that, until July 16, 2000 (when we ceased used of the software) enabled our subscribers to send faxes from our web site. The total license fee due under the license agreement is $150,000 for a two-year license period commencing on or about January 1, 2000. We maintain that the software did not perform to warranted specifications, that Inso misrepresented the level of performance that could be expected from the software, and that the defects were not addressed by Inso. The Company withheld payment accordingly. We answered Inso's complaint and filed a counter-claim seeking to recover damages that resulted from Inso's misrepresentations and delivery of defective products. On June 6, 2000, the Court denied Inso's request for a preliminary injunction. The parties are currently engaged in discovery. We are confident of our position in this matter and are vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on our financial condition and results of operations.

ITEM 2.   Changes in Securities and use of  Proceeds

A.  Not applicable

B.  Not applicable

C.  Not applicable

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

     Through June 30, 2000, we have used $38.4 million of proceeds from the offering for the following purposes: (i) $17.3 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million; (ii) $6.0 million for expansion of our worldwide network; (iii) $8.2 million for funding advertising and marketing activities; and (iv) $6.9 million for funding general corporate expenses.

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

 Exhibit
 -------
  No.       Exhibit Title
  ---       -------------
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

2.2         Agreement and Plan of Merger among JFAX.COM, Inc., JFAX.COM Merger Sub, Inc. and eFax.com dated
            July 13, 2000.******

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

10.20       Employment Agreement, dated as of January 26, 2000, between JFAX.COM, Inc. and Steven J.
            Hamerslag*****

10.21       Employment Agreement, dated February 17, 2000, between JFAX.COM, Inc. and R. Scott
            Turicchi*****

10.22       Escrow Agreement, dated as of January 26, 2000, among City National Bank, JFAX.COM, Inc. and
            Steven J. Hamerslag*****

10.23       Promissory Note, dated January 26, 2000, from Steven J. Hamerslag in favor of JFAX.COM,
            Inc.*****

10.24       Side Agreement among eFax.com, JFAX.COM, Inc., Wingate Capital Ltd. and Fisher Capital
            Ltd., dated July 13, 2000.******

10.25       Agreement of Understanding among eFax.com, JFAX.COM, Inc. and Integrated Global
            Concepts, Inc., dated June 30, 2000.******

10.26       Exchange Agreement, between eFax.com and the current holders of eFax.com's Series B
            Convertible Preferred Stock, dated as of July 13, 2000.******

10.27       Term Loan Agreement, between eFax.com and JFAX.COM, Inc., dated May 5, 2000. Such agreement contains a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.

10.28       First Amendment to Term Loan Agreement, between eFax.com and JFAX.COM, Inc., dated July 13,
            2000.******

10.29       Allonge to Promissory Note made by eFax.com in favor of JFAX.COM, Inc. dated July 13,
            2000.******

27.1        Financial Data Schedule.

__________
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
** Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
*** Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on June 14, 1999, Registration No. 333-76477.
**** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.

***** Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000.

****** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on July 20, 2000.

   B.  Reports on Form 8-K
       Form       Item   Description                            Filing date
       ----       ----   -----------                            -----------
       8-K        5, 7   Merger agreement with eFAX.com,        July 20, 2000
                         Inc.

       8-K        5      Agreement with Intuit, Inc.            July 27, 2000

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

                                       JFAX.COM, INC.

                                       (Registrant)


                                       By:  /s/ Nehemia Zucker

                                            Chief Financial Officer and Duly

                                            Authorized Officer of the Registrant

August 11, 2000