Form 10-Q
period 2000-09-30
JFAX COM INC
filed 2000-11-14
CIK 1084048

______________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, there were 35,887,670 shares of the Registrant's common stock, $0.01 per share, outstanding.

--------------------------------------------------------------------------------

                                JFAX.COM, INC.

                   For the Quarter Ended September 30, 2000


                                     INDEX


                                                                                   Page
                                                                                   ----
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements   (Unaudited)

              Condensed Consolidated Statements of Operations.................       3

              Condensed Consolidated Balance Sheets...........................       4

              Condensed Consolidated Statements of Cash Flows.................       5

              Notes to Condensed Consolidated Financial Statements............       6

     Item 2.  Management's Discussion and Analysis of  Financial Condition
                and Results of Operations.....................................       9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......      13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ..............................................      14

     Item 2.  Changes in Securities and Use of Proceeds ......................      14

     Item 3.  Defaults Upon Senior Securities ................................      15

     Item 4.  Submission of Matters to a Vote of  Security Holders ...........      15

     Item 5.  Other Information ..............................................      15

     Item 6.  Exhibits and Reports on Form 8-K ...............................      15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                JFAX. COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)



                                                 Three months ended                   Nine months ended
                                                    September 30,                        September 30,
                                             ----------------------------        ----------------------------
                                                  2000           1999                2000            1999
                                             -------------   ------------        -------------   ------------
Revenues                                     $       3,266   $      1,952        $       9,139   $      5,010
Cost of revenue                                      1,709          1,167                4,747          3,400
                                             -------------   ------------        -------------   ------------
    Gross profit                                     1,557            785                4,392          1,610

Operating expenses:
    Sales and marketing                              2,549          1,880                7,167          3,245
    Research and development                           767            401                2,120          1,298
    General and administrative                       3,711          1,670               11,483          5,199
    Amortization of goodwill and other
      intangibles                                    1,141             --                2,942             --
                                             -------------   ------------        -------------   ------------

    Total operating expenses                         8,168          3,951               23,712          9,742

Operating Loss                                      (6,611)        (3,166)             (19,320)        (8,132)

Other income (expense), net                            703            418                2,178           (465)
                                             -------------   ------------        -------------   ------------
Net Loss before extraordinary item                  (5,908)        (2,748)             (17,142)        (8,597)

Extraordinary item-Loss on
    extinguishment of debt                              --          4,428                   --          4,428
                                             -------------   ------------        -------------   ------------

Net Loss                                            (5,908)        (7,176)             (17,142)       (13,025)
                                             -------------   ------------        -------------   ------------

Premiums on preferred stock                             --           (878)                  --           (878)
Dividends and accretion on preferred
  stock                                                 --           (169)                  --           (694)
                                             -------------   ------------        -------------   ------------

Net loss attributable to common
  stockholders                               $      (5,908)  $     (8,223)       $     (17,142)  $    (14,597)
                                             =============   ============        =============   ============

Basic and diluted net loss per
  common share                               $       (0.16)         (0.26)               (0.48)         (0.55)
                                             =============   ============        =============   ============

Weighted average shares outstanding                 36,023         30,796               35,591         26,496
                                             =============   ============        =============   ============


                                JFAX.COM, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)


ASSETS                                            September 30, 2000           December 31, 1999
                                                  ------------------           -----------------
   Cash and cash equivalents                      $           15,057           $          12,256
   Short-term investments                                      1,780                      23,511
   Accounts receivable                                         1,369                         370
   Note receivable                                             4,000                          --
   Prepaid expenses and other current assets                   2,739                       4,111
                                                  ------------------           -----------------

   Total current assets                                       24,945                       40,248

   Furniture, fixtures and equipment, net                      6,090                        3,344
   Goodwill, net                                               7,498                           --
   Other purchased intangibles, net                            1,800                           --
   Long-term investments                                      13,650                       13,559
   Other assets                                                1,372                        1,475
                                                  ------------------           ------------------
   Total assets                                   $           55,355           $           58,626
                                                  ==================           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses          $            2,745           $            1,781
   Deferred revenue                                              347                          439
   Current portion of capital lease payable                      311                          176
   Current portion of long-term debt                           1,316                        1,240
   Other                                                         283                           57
                                                  ------------------           ------------------
   Total current liabilities                                   5,002                        3,693

   Capital lease obligations                                     229                          186
   Long-term debt                                                719                        1,537
                                                  ------------------           ------------------
   Total liabilities                                           5,950                        5,416

   Redeemable common stock                                     7,065                        7,065
   Common stock subject to put option                            998                          998

   Total stockholders' equity                                 41,342                       45,147
                                                  ------------------           ------------------

   Total liabilities and stockholders' equity     $           55,355           $           58,626
                                                  ==================           ==================

                                JFAX.COM, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                          Nine months ended
                                                                                            September 30
                                                                                  --------------------------------
                                                                                     2000                  1999
                                                                                  ----------             ---------
Net cash used in operating activities                                                 (9,887)               (8,919)
                                                                                    --------              --------
Cash flows from investing activities:
  Advances under Note receivable                                                      (4,000)                    0
  Purchases of Investments                                                                 0               (28,695)
  Redemption of investments                                                           20,926                     0
  Purchases of furniture, fixtures and equipment                                      (3,688)               (1,515)
                                                                                    --------              --------
Net cash provided by (used in) investing activities                                   13,238               (30,210)
                                                                                    --------              --------
Cash flows from financing activities
  Common stock issued, net of capitalized offering costs                                   0                73,823
  Exercise of stock options                                                               90                    77
  Repayments of preferred stock                                                            0                (6,818)
  Repayments of long term debt                                                             0               (10,506)
  Proceeds (repayments) of long term debt and capital lease obligations                 (640)                  293
                                                                                    --------              --------

Net cash provided by (used in) financing activities                                     (550)               56,869
                                                                                    --------              --------
Net increase in cash                                                                   2,801                17,740
                                                                                    ========              ========

Cash and cash equivalents, beginning of year                                          12,256                 7,279
                                                                                    ========              ========

Cash and cash equivalents, end of period                                            $ 15,057              $ 25,019
                                                                                    --------              --------


Non cash investing activities:

  During the nine month period ended September 30, 2000, net assets as follows were acquired through the issuance of common stock:
  Current assets                                                                                           $   180
  Furniture, fixtures, and equipment                                                                           585
  Goodwill and intangibles                                                                                  12,943
  Investment in operating lease                                                                                705
  Less: Liabilities assumed                                                                                   (149)
                                                                                                           -------
  Fair value of common stock issued                                                                        $14,264
                                                                                                           =======

                                JFAX. COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 1999 as presented in the Company's Form 10-K, as amended on May 1, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments classified as available for sale. Comprehensive loss was $6.1 and $7.2 million for the quarters ended September 30, 2000 and 1999, respectively, and $17.5 and $13.0 for the nine months ended September 30, 2000 as 1999, respectively.

NOTE 4 - BUSINESS COMBINATIONS

On January 26, 2000, the Company completed the acquisition of SureTalk.com, Inc. ("SureTalk"). The acquisition was recorded using the purchase method of accounting under APB Opinion No. 16. The Company issued an aggregate of 1,515,545 shares of common stock to effect the transaction. The aggregate purchase price of SureTalk, plus related charges, was approximately $9.28 million, and was comprised solely of common stock. Results of operations for SureTalk have been included in the financial results of the Company from the closing date forward.

In accordance with APB Opinion No. 16, all identifiable assets of SureTalk were assigned a portion of the cost of SureTalk (the purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Other purchased intangibles, net" and "Goodwill, net" in the accompanying condensed consolidated balance sheets and are amortized over their average useful lives of 2-3 years. Intangible assets were identified and valued by considering the Company's intended use of acquired assets, and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and SureTalk operate was also considered in the valuation analysis.

The pro forma consolidated financial information for the three months ended September 30, 2000 and 1999, determined as if the SureTalk acquisition had occurred on January 1 of each year, would have resulted in net sales of $3.3 and $2.0 million, net loss of $5.9 and $9.8 million, and basic and diluted loss per share of $0.16 and $0.30, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and SureTalk been combined during the specified periods.

The pro forma consolidated financial information for the nine months ended September 30, 2000 and 1999, determined as if the SureTalk acquisition had occurred on January 1 of each year, would have resulted in net sales of $9.2 and $5.3 million, net loss of $17.6 and $18.0 million, and basic and diluted loss per share of $0.50 and $0.64, respectively. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and SureTalk been combined during the specified periods.

NOTE 5 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.

Premiums and dividends and accretion on preferred stock increased the net loss for determining basic and diluted net loss per share attributable to common stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

NOTE 6 - LITIGATION

On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company is infringing these patents as a result of the Company's sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. The Company filed an answer to the complaint on December 2, 1999. The Company has reviewed the AudioFAX patents with its business and technical personnel and outside patent counsel and has concluded that it has not infringed these patents. As a result, the Company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.

In September 2000 the case was stayed by consent of the parties pending the reexamination by the U.S. Patent and Trademark Office of one of the patents that is the subject of the litigation.

NOTE 7 - PENDING ACQUISITION OF EFAX.COM

On July 13, 2000, the Company entered into a merger agreement (the "Merger Agreement") with eFax.com, Inc. ("EFAX"), and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of the Company (the "Merger Sub"). Under the terms of the Merger Agreement, EFAX has agreed to merge with and into the Merger Sub (the "Merger") and become a wholly owned subsidiary of the Company. As consideration for the Merger, EFAX's stockholders would receive the following:

     For each share of EFAX's common stock, par value $.01 per share ("EFAX Common Stock"), its holder would receive a fraction of a share of the Company's common stock, par value $0.01 per share ("JFAX Common Stock"), determined by a conversion number calculated in accordance with the Merger Agreement (the "Conversion Number"), which Conversion Number will result in the issuance to EFAX common stockholders of a total of approximately 4 million shares of JFAX Common Stock.

     For each share of EFAX's Series D Convertible Preferred Stock, par value $.01 per share ("Series D Stock"), outstanding at the time of the Merger, its holder would receive 4,922.75 shares of JFAX Common Stock (collectively, if all 1,421 shares of Series D Stock are outstanding at the time of the Merger, approximately 7.1 million shares), which amount will increase between July 12, 2000 and the time of the Merger at an annualized rate of 3.5%.

Because the consideration to be received by the EFAX preferred stockholders is a fixed amount, subject to the 3.5% annualized rate of increase, any increase or decrease in the total consideration received in the Merger will only affect the holders of EFAX Common Stock. The Conversion Number will vary depending on:

     The amount outstanding under the term loan agreement between EFAX and the Company (the "Term Loan Agreement") on the closing date for the Merger. Under the Term Loan Agreement entered into between the Company and EFAX on May 5, 2000, EFAX, subject to satisfying the conditions contained in the Term Loan Agreement, may borrow up to $5 million from the Company ($4.0 million was borrowed as of September 30, 2000);

     On the closing date of the Merger, the amount of cash that EFAX has (other than cash from the sale of certain assets of EFAX), the amount of certain of EFAX's prepaid expenses and the amount of EFAX's overdue payables; and

     The number, if any, of the shares of EFAX Common Stock into which the shares of Series D Stock are converted prior to the time of the Merger.

The Timing of the Merger. The consummation of the Merger will depend upon, in addition to other conditions, the approval of the Merger by both the holders of a majority of the outstanding shares of EFAX Common Stock and the holders of a majority of the outstanding shares of JFAX Common Stock. The Boards of Directors of the Company and EFAX have each called shareholders meetings to be held on November 22, 2000, at which time each entity's shareholders will consider and vote upon the Merger. If all required conditions are met, the Merger is expected to be completed in the fourth quarter of 2000.

On June 30, 2000, EFAX and the Company entered into an Agreement of Understanding (the "Agreement of Understanding") with Integrated Global Concepts, Inc. ("IGC"). IGC has been providing EFAX with development and co-location services necessary for EFAX's operations. The Agreement of Understanding provides that, at the time of the closing of the Merger, IGC will grant EFAX a license to certain software developed by IGC that EFAX uses in its operations, IGC will relinquish all claims that it may have against EFAX in connection with development services it has previously provided to EFAX, and the Company will issue 2,000,000 shares of JFAX Common Stock to IGC. The Agreement of Understanding was entered into as a result of EFAX's desire to acquire a license to the software developed by IGC, to pay IGC for development work performed by IGC for which IGC claimed it had not received adequate compensation, and to ensure the provision of certain transition services.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2000 and September 30, 1999

     Revenue. Revenue was $3.3 million and $2.0 million for the three months ended September 30, 2000 and 1999 respectively. The increase in revenue was primarily due to increased core subscribers and outbound services. Our paid subscribers numbered 70,308 and 45,968 as of September 30, 2000 and 1999, respectively.

     Cost of Revenue. Cost of revenue is comprised primarily of data and voice network costs, customer service expenses, equipment depreciation, and online processing fees. Cost of revenue was $1.7 million or 52% of revenue and $1.2 million or 60% of revenue for the three months ended September 30, 2000 and 1999, respectively. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

Operating Expenses

     Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, personnel related expenses, advertising costs, consulting fees, public relations expenses, and costs for promotions. Sales and marketing expenses were $2.5 million or 78% of revenue and $1.9 million or 96% of revenue for the three months ended September 30, 2000 and 1999, respectively. The increase in sales and marketing expenses from period to period primarily reflects an increase in online costs associated with payments to strategic alliance partners and an increase in personnel related expenses, offset by a decrease in advertising through traditional media channels. Sales and marketing as a percentage of revenue decreased over the same period last year, primarily as a result of increases in revenue over the same period last year.

     On July 1, 1999, we entered into an advertising and promotion agreement with Yahoo! Inc. During the first two quarters of 2000, we refined our marketing and customer acquisition strategies. As part of this review, in July 2000 we concluded negotiations with Yahoo! to substitute the existing advertising and promotion agreement with a new, more limited, arrangement for non-exclusive placement on the Yahoo! web site, including Yahoo! Mail. This agreement expires during the fourth quarter of fiscal 2000. Although we are currently evaluating our relationship with Yahoo!, there is no certainty we will have such a relationship in the future and any such relationship would be dependent upon reaching a mutually satisfactory arrangement with Yahoo! on issues such as cost, placement, and type of purchase.

     Research and Development Research and development costs were $767,000 or 23% of revenue and $401,000 or 21% of revenue for the three months ended September 30, 2000 and 1999, respectively. Research and development costs for the three months ended September 30, 2000 primarily consisted of personnel related expenses and $250,000 of integration costs associated with our marketing relationship with Intuit Corp. We expect to incur comparable integration costs in the fourth quarter of fiscal 2000, after which we expect such costs to cease.

     Research and development costs for the three months ended September 30, 1999 consisted primarily of personnel related costs.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.7 million or 114% of revenue and $1.7 million or 86% or revenue for the quarters ended June 30, 2000 and 1999, respectively. The cost increase as a percentage of revenue in general and administrative from period to period was due primarily to increases in personnel, as well as the increased cost of legal fees.

     Amortization of Goodwill and Other Intangibles. For the three months ended September 30, 2000, we recognized amortization of goodwill and other intangibles of $1.1 million related to the acquisition of SureTalk.com, Inc. in January 2000. There was no comparable amortization for the three months ended September 30, 1999.

     Other Income (Expense), Net. Other income (expense), net was $703,000 and $418,000 for the three months ended September 30, 2000 and 1999, respectively. Other income (expense), net resulted primarily from interest income earned on our cash and cash equivalents and short and long-term investments generated from our July 1999 initial public offering, offset by interest expense on capital lease obligations and long-term debt.

Results of Operations for the Nine Months Ended September 30, 2000 and September 30, 1999

     Revenue. Revenue was $9.1 million and $5.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in revenue was due primarily to increased core subscribers and outbound services. Our paid subscribers numbered 70,308 and 45,968 as of September 30, 2000 and 1999, respectively.

     Cost of Revenue. Cost of revenue is primarily comprised of data and voice network costs, customer service expense, online processing fees and equipment depreciation. Cost of revenue was $4.8 million or 52% of revenue and $3.4 million or 68% of revenue for the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base. Cost of revenue as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

Operating Expenses

     Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, advertising costs, personnel related expenses, consulting fees, public relations expenses, and costs for promotions. Sales and marketing expenses were $7.2 million or 78% of revenue and $3.3 million or 65% of revenue for the nine months ended September 30, 2000 and 1999, respectively. The increase in sales and marketing expenses from period to period primarily reflects an increase in payments to strategic alliance partners and an increase in personnel related expenses. Sales and marketing as a percentage of revenue increased over the same period last year, primarily as a result of strategic alliance payments.

     On July 1, 1999, we entered into an advertising and promotion agreement with Yahoo! Inc. During the first two quarters of 2000, we refined our marketing and customer acquisition strategies. As part of this review, in July 2000 we concluded negotiations with Yahoo! to substitute the existing advertising and promotion agreement with a new, more limited, arrangement for non-exclusive placement on the Yahoo! web site, including Yahoo! Mail. This agreement expires during the fourth quarter of fiscal 2000. Although we are currently evaluating our relationship with Yahoo!, there is no certainty we will have such a relationship in the future, and any such relationship would be dependent upon reaching a mutually satisfactory arrangement with Yahoo! on issues such as cost, placement, and type of purchase.

     Research and Development. Our research and development costs consist primarily of personnel related expenses. Research and development costs were $2.1 million or 23% of revenue and $1.3 million or 26% of revenue for the nine months ended September 30, 2000 and 1999, respectively. The increase in research and development costs from period to period primarily reflects increases in personnel related expenses. Research and development as a percentage of revenue decreased as a result of increases in revenue over the same period last year.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $11.5 million or 126% of revenue and $5.2 million or 104% or revenue for the quarters ended September 30, 2000 and 1999, respectively. The cost increase as a percentage of revenue in general and administrative from period to period was primarily due to increases in personnel, as well as the increased cost of legal fees.

     Amortization of Goodwill and Other Intangibles. For the nine months ended September 30, 2000, we recognized amortization of goodwill and other intangibles of $2.9 million related to the acquisition of SureTalk.com, Inc. in January 2000. There was no comparable amortization for the three months ended September 30, 1999.

     Other Income (Expense), Net. Other income (expense), net was $2.2 million and ($465,000) for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, Other income (expense), net resulted primarily from interest income earned on our cash and cash equivalents and short and long-term investments generated from our July 1999 initial public offering, offset by interest expense on capital lease obligations and long-term debt.

     For the nine months ended September 30, 1999, interest income (expense), net is primarily related to interest expense on capital lease obligations and long-term debt.

Liquidity and Capital Resources

     As of September 30, 2000, we had cash and investments on hand for use in the business of $30.5 million. Such amount was comprised of $15.0 million in cash and cash equivalents and $1.8 and $13.7 million in short-term and long-term investments, respectively. Short and long-term investments primarily consisted of government and corporate debt securities. Short-term maturities range from three months to one year and long-term maturities range from greater than one year up to 18 months.

     Net cash used in operating activities increased to $9.9 million for the nine months ended September 30, 2000 from $8.9 million for the same period in 1999. The increase in net cash used in operating activities was due primarily to an increase in net losses.

     Net cash provided by investing activities was $13.2 million for the nine months ended September 30, 2000. Net cash used in investing activities was $30.2 million for the nine months ended September 30, 1999. The increase in net cash provided by investing activities from fiscal 1999 to 2000 was primarily due to the redemption of short and long-term investments, reduced by purchases of leasehold improvements and office equipment for our new headquarters in Hollywood, California, the continuing build-out of our network, and advances under a note receivable to eFax.com.

     Net cash used in financing activities of $550,000 for the nine months ended September 30, 2000 primarily consisted of net repayments of loans payable and capital lease obligations. Net cash provided by financing activities of $56.9 million for the nine months ended September 30,

1999 consisted primarily of proceeds from our July 1999 initial public offering of $73.9 million reduced by repayments of preferred stock and long-term debt aggregating $19.8 million.

     The eFax.com Merger Agreement. On July 13, 2000, the Company entered into a merger agreement (the "Merger Agreement") with eFax.com, Inc. ("EFAX"), and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of the Company (the "Merger Sub"). Under the terms of the Merger Agreement, EFAX has agreed to merge with the Merger Sub (the "Merger") and become a wholly-owned subsidiary of the Company. As consideration for the Merger, EFAX's stockholders would receive the following:

       For each share of EFAX's common stock, par value $.01 per share ("EFAX Common Stock"), its holder would receive a fraction of a share of the Company's common stock, par value $0.01 per share ("JFAX Common Stock"), determined by a conversion number calculated in accordance with the Merger Agreement (the "Conversion Number"), which Conversion Number will result in the issuance to EFAX common stockholders of a total of approximately 4 million shares of JFAX Common Stock.

       For each share of EFAX's Series D Convertible Preferred Stock, par value $.01 per share ("Series D Stock"), outstanding at the time of the Merger, its holder would receive 4,922.75 shares of JFAX Common Stock (collectively, if all 1,421 shares of Series D Stock are outstanding at the time of the Merger, approximately 7.1 million shares), which amount will increase between July 12, 2000 and the time of the Merger at an annualized rate of 3.5%.

     Because the consideration to be received by the EFAX preferred stockholders is a fixed amount, subject to the 3.5% annualized rate of increase, any increase or decrease in the total consideration received in the Merger will only affect the holders of EFAX Common Stock. The Conversion Number will vary depending on:

     The amount outstanding under the term loan agreement between EFAX and the Company (the "Term Loan Agreement") on the closing date for the Merger. Under the Term Loan Agreement entered into between the Company and EFAX on May 5, 2000, EFAX, subject to satisfying the conditions contained in the Term Loan Agreement, may borrow up to $5 million from the Company ($4.0 million was borrowed as of September 30, 2000);

     On the closing date of the Merger, the amount of cash that EFAX has (other than cash from the sale of certain assets of EFAX), the amount of certain of EFAX's prepaid expenses and the amount of EFAX's overdue payables; and

     The number, if any, of the shares of EFAX Common Stock into which the shares of Series D Stock are converted prior to the time of the Merger.

     The Timing of the Merger. The consummation of the Merger will depend upon the approval of the Merger by both the holders of a majority of the outstanding shares of EFAX Common Stock and the holders of a majority of the outstanding shares of JFAX Common Stock being voted at the meeting to approve the Merger. The Boards of Directors of the Company and EFAX have each called shareholders meetings to be held on November 22, 2000, at which time each entity's shareholders will consider and vote upon the Merger. In addition to obtaining approval from their respective shareholders, EFAX and the Company must fulfill the other conditions required by the Merger Agreement in order to complete the Merger. If all of the required conditions are met, the Merger is expected to be completed in the fourth quarter of 2000.

     On June 30, 2000, EFAX and the Company entered into an Agreement of Understanding (the "Agreement of Understanding") with Integrated Global Concepts, Inc. ("IGC"). IGC has been providing EFAX with development and co-location services necessary for EFAX's operations. The Agreement of Understanding provides that at the time of the closing of the Merger, IGC will grant EFAX a license to certain software developed by IGC that EFAX uses in its operations, IGC will relinquish all claims which it may have against EFAX in connection with development services it has previously provided to EFAX, and the Company will issue 2,000,000 shares of JFAX Common Stock to IGC. The Agreement of Understanding was entered into as a result of EFAX's desire to acquire a license to the software developed by IGC, to pay IGC for development work performed by IGC for which IGC claimed it had not received adequate compensation, and to ensure the provision of certain transition services.

     For additional information regarding this pending merger, please refer to our Form S-4/A filed with the Securities and Exchange Commission on October 19, 2000, which filing is incorporated herein by reference.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our network and services development, the resources we devote to the sales and marketing of our services and our brand promotions, and other factors. We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

     We currently anticipate that our cash and cash equivalents and short and long-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all, or may be dilutive.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000, short and long-term investments consisted primarily of government and corporate debt securities. Short-term maturities range from three months to one year and long-term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5.8% to 6.9% per annum and are classified as held to maturity because the Company has the ability and intent to do so. At September 30, 2000, cost approximates fair market value and the Company believes it has immaterial market rate risk.

     We believe that our exposure on currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars.

                                   PART II.
                               OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we are infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. The Company filed an answer to the complaint on December 2, 1999. The Company has reviewed the AudioFAX patents with its business and technical personnel and outside patent counsel and has concluded that it has not infringed these patents. As a result, the Company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on our financial condition and results of operations.

     In September 2000 the case was stayed by consent of the parties pending the reexamination by the U.S. Patent and Trademark Office of one of the patents that is the subject of the litigation.

ITEM 2.   Changes in Securities and Use of Proceeds

     A.  Not applicable

     B.  Not applicable

     C.  Sales of Unregistered Securities

     In September, 2000 we issued 15,000 shares of common stock to an employee in consideration for services to be performed by that employee for the Company. We issued these shares in reliance upon the registration exemption contained in
Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

     D.  Sales of Registered Securities and Use of Proceeds

     During July 1999, the Company completed its initial public offering (the "Offering") of 8,500,000 shares of its common stock. The offering date was July 23, 1999. The Company's common stock is publicly traded on the NASDAQ National Market under the symbol "JCOM."

     The lead underwriters in the offering were Donaldson, Lukfin & Jenrette; BancBoston Robertson Stephens; CIBC World Markets; and DLJdirect Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-76477), which the Securities and Exchange Commission declared effective on July 22, 1999.

     The Company registered a total of 8,500,000 shares of common stock for sale under the Registration Statement for an aggregate amount of $80,750,000 (based upon the offering price of $9.50 per share). The Company sold all 8,500,000 shares for an aggregate amount of

$80,750,000 (before deduction of underwriting discounts, commissions and other expenses). Additionally, the underwriters had an option to purchase an additional 473,000 shares from the Company and 802,000 shares from certain selling stockholders to cover overallotments. None of those shares were sold in the Offering. If they had been sold, the aggregate amount received for the optional shares on the same basis as above would have been $4.5 million for the Company and $7.6 million for the selling stockholders.

     After deducting underwriting discounts and commissions of $5,652,500 and expenses of $1,274,000 in connection with the Offering, the Company received net proceeds from the Offering of $73.8 million.

     Through June 30, 2000, we have used $38.4 million of proceeds from the Offering for the following purposes: (i) $17.3 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million, (ii) $6.9 million for expansion of our worldwide network, (iii) $10.6 million for funding advertising and marketing activities,
(iv) $8.2 million for funding general corporate expenses, and $4.0 million for note receivable advances to eFax.com.

ITEM 3.   Defaults Upon Senior Securities

     Not applicable

ITEM 4.   Submission of Matters to a Vote of  Security Holders

     Not applicable

ITEM 5.   Other Information

     Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

     The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.


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

2.2 Agreement and Plan of Merger among JFAX.COM, Inc., JFAX.COM Merger Sub, Inc. and eFax.com, dated July 13, 2000.******

3.1         Certificate of Incorporation, as amended and restated.*

3.1.1 Certificate Of Designation Of Series B Convertible Preferred Stock of JFAX.COM, Inc.*****

Exhibit
-------
 No.        Exhibit Title
 ---        -------------
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

Exhibit
-------
 No.        Exhibit Title
 ---        -------------
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

10.22 Escrow Agreement, dated as of January 26, 2000, among City National Bank, JFAX.COM, Inc. and Steven J. Hamerslag*****

10.23 Promissory Note, dated January 26, 2000, from Steven J. Hamerslag in favor of JFAX.COM, Inc.*****

10.24 Side Agreement among eFax.com, JFAX.COM, Inc., Wingate Capital Ltd. and Fisher Capital Ltd., dated July 13, 2000.******

10.25 Agreement of Understanding among eFax.com, JFAX.COM, Inc. and Integrated Global Concepts, Inc., dated June 30, 2000.******

10.26 Exchange Agreement, between eFax.com and the current holders of eFax.com's Series B Convertible Preferred Stock, dated as of July 13, 2000.******

10.27 Term Loan Agreement, between eFax.com and JFAX.COM, Inc., dated May 5, 2000. Such agreement contains a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.*******

10.28 First Amendment to Term Loan Agreement, between eFax.com and JFAX.COM, Inc., dated July 13, 2000.******

10.29 Allonge to Promissory Note made by eFax.com in favor of JFAX.COM, Inc., dated July 13, 2000.******

27.1        Financial Data Schedule.

----------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
** Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
*** Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on June 14, 1999, Registration No. 333-76477.
**** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.
***** Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000.
****** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on July 20, 2000.
******* Incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on August 14, 2000.

   B.    Reports on Form 8-K

     Form        Item       Description                       Filing Date
     ----        ----       -----------                       -----------

     8-K         5, 7       Incorporation by reference of     September 13, 2000
                            certain Information from
                            Form S-4

     8-K         9          Regulation FD Disclosure          October 31, 2000

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JFAX.COM, INC.
                              (Registrant)


                              By:   /s/ Nehemia Zucker
                                ----------------------
                              Its:  Chief Financial Officer and Duly
                                    Authorized Officer of the Registrant


November 14, 2000