Form 10-K405
period 2000-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2001-04-02
CIK 1084048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to


                        Commission File Number: 0-25965


                        j2 Global Communications, Inc.
                      (formerly known as JFAX.com, Inc.)
            (Exact name of registrant as specified in its charter)


                Delaware                                  51-0371142
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                 Identification Number)


                           6922 Hollywood Boulevard
                                   Suite 800
                          Hollywood, California 90028
                   (Address of principal executive offices)


                                (323) 860-9200
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,851,622 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the registrant had 11,517,859 common shares outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000. (Part III).

     This Report on Form 10-K includes 63 pages with the Index to Exhibits located on page 2.

                               TABLE OF CONTENTS


                                                                       Page
                                                                       ----
PART I.

   Item 1.  Business                                                      3
   Item 2.  Properties                                                   22
   Item 3.  Legal Proceedings                                            23
   Item 4.  Submission of Matters to a Vote of  Security Holders         23

PART II.  OTHER INFORMATION

   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters                                         25
   Item 6.   Selected Financial Data                                     26
   Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   29
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  38
   Item 8.   Financial Statements and Supplementary Data                 38
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         58

PART III.

   Item 10.  Directors and Executive Officers of the Registrant          58
   Item 11.  Executive Compensation                                      59
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                  59
   Item 13.  Certain Relationships and Related Transactions              59

PART IV.

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                 59

PART I.

ITEM 1.  Business

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

Reverse Stock Split

     On February 8, 2001 we carried out a 1 for 4 reverse stock split. Except as noted, all share and per data are presented on a post split basis.


Company Overview

     We provide a variety of business critical communications and messaging services via our global communications/telephony/messaging network. Through three distinct sales channels - Web, Corporate, and Licensed Services - we deploy more than 4.3 million active phone numbers. Our global network is capable of providing billing, customer support, transport, value added applications and a local presence in 4 continents, 157 cities, and 14 countries. The value added applications we currently offer include Internet protocol (IP) faxing, voicemail, email by phone, conference calling, and unified communications.

     The parameters we utilize to evaluate our sales channels include number of customers, number of active phone numbers deployed, and revenues. As of December 31, 2000 we had 4.3 million phone numbers deployed in our Web channel and approximately 7,000 phone numbers deployed in our Corporate channel. We launched our Licensed Services channel in the second half of 2000 by entering into two agreements. This channel generated its first revenues in the first quarter of 2001.

     On November 29, 2000, we acquired eFax.com, an IP based faxing company, and immediately began integrating eFax and j2. The integration of all personnel and all sales and marketing programs have been completed. The integration of our network is underway and will be completed this year.

Industry Background

     Our business operates in the faxing, conference calling, and unified communications and messaging markets, each of which is summarized below:

Faxing
- ------

     Faxing continues to be a popular method to conduct business in the United States and throughout the world evidenced by the estimated 100 million fax machines in use.

     In 1999, a leading industry consultant estimated that the worldwide transmission costs of faxing were $80 billion. The total number of pages faxed in the US alone is projected to be 192 billion for 2001.

Conference Calling
- -------------------

     Conference calling is a stable market estimated to be in excess of $1 billion annually.

Unified Communications and Messaging
- ------------------------------------

     The unified communications and messaging market remains in its early stages of adoption. Different industry experts size the market from $100 to $300 million for 1999, the latest year data was available. TIA, a leading messaging and communications industry consulting firm, estimates that the unified messaging service market will double in size in 2001 and will exceed $2 billion by 2004.

Need for Cost-Effective Solutions

     Businesses and individuals are increasingly making use of third parties to manage their communication and messaging needs. Their goal is to reduce or eliminate the cost of purchasing and maintaining hardware for voice and fax and the associated dedicated phone lines. In addition, businesses find that it is difficult to incorporate state-of-the-art technology in their existing infrastructure and employ the necessary expertise to maintain and upgrade a sophisticated messaging system. In addition, the end user is looking for enhanced efficiency which makes sending and receiving messages less time consuming and provides greater flexibility to access messages.

Our Solution

     We provide an IP based, fully integrated outsourced solution designed to replace or augment individual and corporate faxing, messaging and communications systems. We utilize our network to tailor our solutions to each of our different groups of users. For example, in the Web channel, we provide all the information our customers need on our websites. The user is offered two primary services: faxing under the eFax brand and unified communications and messaging under the j2 brand. In the Corporate channel, certain information is provided on the website, but additional information is obtained via direct contact. These users are offered faxing, broadcast faxing and conference calling along with corporate administrative tools. The Licensed

Services channel does not utilize the website for customer contact but instead relies on indepth direct contact to integrate the capabilities of our network into the proper service of our licensed services customer.

Sales and Marketing

In late 2000, we organized our sales and marketing function around our three revenue channels: Web; Corporate; and Licensed Services.

Web channel

     The Web channel utilizes one-to-one marketing over the web to drive free and paying customers to our websites. Once a customer has signed up for the service, we utilize a proprietary statistical approach to lifecycle management, designed to increase the revenue derived from each subscriber. After an introductory period, free subscribers are encouraged to upgrade to a paying service. In addition, free subscribers receive advertising and promotional offers for which j2 is compensated. Free subscribers are consistently monitored to ensure they are receiving benefits from having access to our services and that we are realizing an adequate return on providing those services. Users are encouraged to utilize our additional services and to acquire additional phone numbers. New customers are acquired either for free based on word of mouth and joint marketing arrangements or under cost of acquisition arrangements. As of March 15, 2001, this channel had more than 4.3 million active phone numbers deployed.

Corporate channel

     The Corporate channel was formed in late 2000 to focus and consolidate all of our ongoing corporate sales initiatives and includes a telemarketing sales group and a direct sales force. The group focuses on selling our services to small and large businesses. This is done principally through telephone calls and individual meetings. The primary reason a client uses the j2 service is substantially reduced costs for faxing and enhanced efficiency and security. The direct sales force utilizes a proprietary template that analyzes a company's existing cost of faxing compared to the j2 alternative. The savings are often in the range of 50% to 75%. As of March 15, 2001, we had more than 750 corporate clients deploying more than 10,000 phone numbers.

Licensed Services

     Licensed Services allows third parties to access the j2 network and its related applications. The first client in this channel is Intuit. The eFax inbound and outbound faxing capabilities are offered to the QuickBooks 2001 users through both software and over the web. The next customer to deploy the j2 faxing service will be Xdrive. We are currently developing a technical solution that will allow third parties to more rapidly integrate our network capabilities for sale to their customer bases.

Global Network and Operations

     We have 61 points of presence (POPS) worldwide and a central data center in Los Angeles. We connect our POPS to our central data center via either a Virtual Private Network (VPN) or frame relay. Our network includes a billing system through which we are able to bill one time, recurring, and per minute/page usage.

     Through our network, we offer our services locally in over 140 area codes in the United States and abroad, including in 22 of the 25 most populous major metropolitan areas in the United States and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney and Tokyo. We obtain phone numbers from various local carriers throughout the United States and internationally with whom we have relationships. As of March 15, 2001, our active and inventoried phone numbers acquired from local carriers are sufficient to satisfy our expected demand for the foreseeable future. Our ability to continue to acquire additional quantities of phone numbers in the future will depend on our relationships with our local carriers and our ability to pay market prices for such phone numbers.

     Our telecommunications transport, circuit based, as well as packet based, are purchased from multiple phone companies around the world. Our multiple value added applications included on our network are primarily developed by us although some are licensed from third parties.

Customer Support Services

     Our customer service department provides various levels of support. The department handles all account issues for our subscribers, ranging from initial sales and sign-up to technical support and account administration. To provide this "one-stop shop," we have installed a technology infrastructure for our customer service representatives to leverage available data from our main enterprise database and our customer database. These databases give our customer service representatives the ability to track purchase history, payment history, caller history, contact history, and report, analyze and solve technical issues in an efficient and organized manner. We maintain a list of frequently asked questions for use by customer service representatives in responding to common queries and issues. This list of questions is updated to keep our customer service representatives abreast of new issues.

     Further, we offer Internet-based online self-help. This allows customers to resolve simple issues on their own. We have found that most customer questions come from new users, and with an online self-help guide we believe we are able to address the majority of new users' questions efficiently.

Competition

     Competition is becoming increasingly intense for each of the marketplaces we operate in. We face competition for our services from, among others, voice-mail providers, fax providers, paging companies, Internet service providers, e-mail providers and telephone companies.

     Competitive pressures may impair our ability to achieve profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if our goal is to have an exclusive relationship with a particular company.

     We compete against other companies that provide one or more of the services that we do. In addition, these competitors may add services to their offerings to provide messaging and communication services comparable to ours. Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry. These industries include major companies that have much greater resources than we do, have been in operation for many years and have large subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Patents and Proprietary Rights

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual agreements to protect our proprietary technology and intellectual property rights.

     We have developed or acquired substantially all of our software. We have entered into agreements with our software programmers that provide for our ownership of all software and intellectual property.

     We have licensed from third parties some components of our end-user software for unlimited use for one-time, up-front payments pursuant to written license agreements. Some of our license agreements provide for a modest additional payment in the event of a subsequent major upgrade.

     We have two U.S. patents and multiple pending U.S. patent applications covering components of our technology. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced. We have obtained U.S. copyright registrations for certain proprietary software.

     We own a registration in the United States for the service mark eFax(R) and have applications pending for the service mark j2(R) and the j2 logo. We also have a European Community application for registration for eFax, j2 and the j2 logo. We also own registrations and applications for registrations in the United States and internationally for various other service marks and slogans that we use.

     We hold numerous Internet domain names, including "j2.com" and "efax.com". Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as ".net" or ".org" or with a country designation. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by Internet regulatory bodies, while trademarks are enforceable under local national law. In addition, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names in all of the countries in which we conduct business, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

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

Government Regulation

  There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. For example, recent laws affecting the internet include:

     . The Digital Millennium Copyright Act, which provides stronger copyright protection for software, music and other works on the Internet. Under this law, Internet service providers and web site operators must register with the U.S. Copyright Office to avoid liability for infringement by their subscribers and must satisfy the conditions for safe harbor protection contained therein for ISPs.

     . The Child Online Protection Act ("COPA"), prohibits persons from making communications available to minors that contained material that was harmful to minors. On June 22, 2000, the Third Circuit Court of Appeals affirmed a preliminary injunction of this statute, concluding that it violated First Amendment protections in the U.S. Constitution. Appeal of this decision is presently pending before the United States Supreme Court.

     . The Children's Online Privacy Protection Act ("COPPA"), which requires certain websites and online services to implement specific procedures and generally to obtain parental consent before collecting, using, or disclosing personal information from children under 13 years of age.

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

     . The Internet Tax Freedom Act, which provides a three-year moratorium on taxes deemed discriminatory in order to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation. The current federal moratorium is scheduled to expire on October 21, 2001.

     . The EU Data Privacy Directive, which requires EU member states to enact legislation creating strong protections governing the use of personal data about individuals. One specific provision the Directive prohibits the transfer of personal data from an EU country to a non-EU country that lacks "adequate" data protection laws. Because the EU has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between EU countries and the US.

     . Various State and proposed federal anti-spam laws, which restrict the ability of parties to send unsolicited, commercial e-mail.

     In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

     We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission, state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry, and through the management of the nation's telephone numbering system. Continued regulation arising from telephone number administration may make it more difficult for us to obtain necessary numbering resources in a timely fashion.

     The FCC has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. The FCC is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use, decrease the demand for our services, and increase our costs.

     The United Kingdom and the European Union have adopted legislation which has a direct impact on business conducted over the Internet and on the use of the Internet. For example, the United Kingdom Defamation Act of 1996 protects an Internet service provider, under certain circumstances, from liability for defamatory materials stored on its servers. However, we note that in a 1999 case a London court found that an Internet Service Provider was liable for defamatory statements made by one of its subscribers. The European Directive on the Protection of Consumers is expected to have a direct effect on the use of the Internet for commercial transactions and will create an additional layer of consumer protection legislation with respect to electronic commerce. In addition, numerous other regulatory schemes are being contemplated by governmental authorities in both the United Kingdom and the European Union. As in the United States, there is uncertainty as to the enactment and impact of foreign regulatory and legal developments. For instance, in France, a court recently found that Yahoo! violated French law by failing to prohibit the sale of Nazi paraphernalia to French citizens through its .com website. These developments may have a material and adverse impact on our business, prospects, financial condition and results of operations.

Seasonality and Backlog

  Our business is not seasonal to any significant extent. Due to sales occurring primarily by credit card, we experience no material backlog.

Research and Development

     The market for our services is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new services and enhancements of existing services. Our future success will depend, in part, upon our ability to enhance our current services, to respond effectively to technological changes, to sell additional services to our existing customer base and to introduce new services and technologies that address the increasingly sophisticated needs of our customers. We are devoting significant resources to the development of enhancements to our existing services and the migration of existing services to new software platforms. There can be no assurance that we will successfully complete the development of new services or the migration of services to new platforms or that current or future services will satisfy the needs of the market for unified messaging and communications systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete.

Our research and development expenditures were $2,762,000, $1,829,000, and $1,226,000 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

Employees

  As of March 15, 2000, we employed or contracted a total of 130 employees, including 4 consultants on a full or part-time basis. We have 106 full-time and 24 hourly workers. 32 of our employees are technical staff, reflecting our emphasis on technology.

  Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.


                                 RISK FACTORS

The following discussion should be read in conjunction with the audited consolidated financial statements contained herein. In addition to the factors set forth below, there may be other factors, or factors which arise in the future which may affect our future performance and the market prices for our securities.

Our business is subject to numerous risks

     You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by companies competing in rapidly evolving markets. Among the other risks set forth in this section, these risks include our ability to:

       Integrate the network and database of eFax.com;

       Retain a significant portion of the efax.com paid customer base in light of our recent price increase to that base

       Upgrade our systems and infrastructure to handle any increases in messaging traffic;

       Reduce service interruptions; and maintain network security

       Maintain and expand our web channel base and retain key corporate clients;

       Successfully market our corporate activities;

       Derive revenues from our Licensed Services channel

       Successfully protect our intellectual property and avoid infringing on proprietary rights of others

       Obtain telephone numbers and comply with a changing regulatory environment on a cost effective basis

       Compete in a highly competitive market;

       Create and maintain strategic relationships;

       Introduce new services;

       Recruit and retain key personnel.


     If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect our losses to continue, which may adversely impact our business and our stockholders

     We have incurred substantial operating losses, net losses and cash flows used in operating activities on both an annual and quarterly basis. For the year ended December 31, 2000, we had an operating loss of $24.6 million, a net loss of $22.2 million and net cash used in operating activities of $11.9 million. Although we expect to achieve monthly positive operating cash flow in the second quarter of 2001, we will continue to incur net accounting losses for the foreseeable future due to the amortization of acquisition related goodwill and other intangibles and cannot assure you that we will ever achieve profitability.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business

     If our capital requirements or revenue vary materially from our current plans or if unforeseen circumstances occur, we may require additional financing. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Recently, a number of Internet companies have had difficulty obtaining financing. Any new financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operation.

Further acquisitions could result in dilution, operating difficulties and other harmful consequences

     We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 2000, we have completed the acquisition of two companies (SureTalk.com, Inc. and eFax.com) and certain assets of another company (TimeShift, Inc.). We will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies. We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we will be required to amortize significant amounts of goodwill and other intangible assets in connection with past and future acquisitions, which will materially increase operating expenses.

We will face technical, operational, strategic and financial challenges that may prevent us from successfully integrating eFax.com.

     Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of eFax.com into our business has been and will be a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating the operations eFax.com.

       We have already incurred direct transaction costs of over $1 million associated with the merger, which has been included as a part of the total purchase cost for accounting purposes excluding expenses related to transitioning the eFax.com operating system to the operating system of the combined company. We believe that we may incur additional charges to operations, which we cannot currently estimate, in fiscal 2001, to reflect costs associated with integrating the two companies. We may incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Our operating results will suffer as a result of the impact of amortization of goodwill and other intangibles relating to our combinations with eFax.com and SureTalk.

     We have accounted for the acquisitions of eFax.com and SureTalk using the purchase method of accounting. Under purchase accounting, we have recorded the market value of our common stock issued in connection with these acquisitions, the fair value of the options and warrants to purchase eFax.com common stock, which became options and warrants to purchase our common stock, and the amount of direct transaction costs as the cost of acquiring the businesses. We have allocated those costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology and trade names. Acquisition related goodwill and other intangibles will generally be amortized over a three to seven year period. The amount of purchase cost allocated to goodwill and other intangibles, net of accumulated amortization was $21.1 million at December 31, 2000. If total goodwill and other intangible assets were amortized in equal quarterly amounts over a three to seven year period following completion of these acquisitions, the accounting charge attributable to these items would be approximately $1.7 million per quarter and $6.8 million for fiscal 2001. As a result, purchase accounting treatment for these acquisitions will increase our net loss in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

We have experienced rapid growth that has placed a strain on resources and our failure to manage growth could cause our business to suffer

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

We may not be able to respond to technological changes of the messaging and communications industry

     The messaging and communications industry are subject to technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing messaging and communications services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective subscribers. If we do not properly identify the feature preferences of prospective subscribers, or if we fail to deliver features that meet the standards of these subscribers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

If we do not successfully address service design risks, our reputation could be damaged and our business and operating results could suffer

     We must accurately forecast the features and functionality required by target subscribers. In addition, we must design and implement service enhancements that meet customer requirements in a timely and efficient manner. We may not successfully determine customer requirements and may be unable to satisfy subscriber demands. Furthermore, we may not be able to design and implement a service incorporating desired features in a timely and efficient manner. In addition, if customers and end-users do not favorably receive any new service we launch, our reputation could be damaged. If we fail to accurately determine customer feature requirements or service enhancements or to market services containing such features or enhancements in a timely and efficient manner, our business and operating results could suffer materially.

Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow

     The widespread availability of free services, including our own, may result in consumers being unwilling to pay for messaging services. Even if customers are willing to pay for these services to avoid the advertising associated with free services, or to obtain the benefits of unified messaging in our complete form, we expect prices in our industry will continue to fall. Therefore we may need to reduce prices for our existing and future services. We cannot predict whether our pricing schedule will prove to be viable, whether demand for our services will materialize at the prices we expect to charge or whether we will be able to sustain adequate future pricing levels as competitors introduce competing services, including free services.

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

     We generate revenues from our free service customers by selling them additional services for which charges are usage-based. We also encourage free service customers to convert to paid subscriptions. We have a limited track record from which to predict levels of revenue to be achieved from customers who are attracted by our free services. The availability of free services may cause some of our paying customers to switch to our free services and discontinue their payments to us. We introduced our free services principally as a promotional tool, and partially in response to the introductions by competing companies. There can be no assurance that the recent introduction of these competing services will not have a material adverse effect on our business, prospects, financial condition and results of operations.

If we fail to expand and upgrade our network infrastructure, our business may be harmed

     We must continue to expand and adapt our network infrastructure, both domestically and internationally, as the number of customers and the volume of messages they wish to transmit increases. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost or at all. In addition, future growth in our subscriber base for both free and paid services, together with growth in the subscriber bases of other companies which have recently introduced free facsimile-to-e-mail services and other Internet-dependent services, will increase the demand for available network infrastructure and Internet data transmission capacity. This could lead to insufficient capacity and an inability on our part to accommodate our future growth. Insufficient network capacity could lead to a reduction in the reliability of our services. Since customers will not tolerate a service hampered by slow delivery times or unreliable service levels, insufficient network capacity could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The market may not switch to our services due to concerns about the reliability of Internet communications, which may significantly impair our business and prevent the execution of our business plan

     Our ability to route existing customers' traffic through the Internet and to sell our services to new customers may be inhibited by, among other factors, the reluctance of some customers to switch from traditional fax delivery to delivery over the Internet, and by widespread concerns over the adequacy of security in the exchange of information over the Internet. Additionally, there may be delays in any transmission over the Internet, which may result in our service being regarded as less timely than a traditional fax delivery. If our existing and potential customers do not accept delivery through the Internet as a means of sending and receiving documents via fax, our business, prospects, financial condition and results of operations would be materially and adversely affected.

     In addition, we face similar risks regarding the market acceptance of the delivery of customers' voice-mail messages and "real time" voice communications over the Internet. As a result, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our business may be constrained because it supports a limited number of operating system platforms

     Only those users whose computers are run by Windows 3.1, Windows 95, Windows 98, Windows 2000, Windows NT, Macintosh and UNIX operating systems can utilize our services. Since there are other operating system platforms, we cannot provide our services to all potential customers for our services. To the extent other operating systems proliferate in the future, our ability to attract new customers and keep existing customers could be significantly impaired.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors with significantly greater financial resources

     Competition is becoming increasingly intense for each of the industries we operate in. We face competition for our services from, among others, voice-mail providers, fax providers, paging companies, Internet service providers, e-mail providers and telephone companies.

     Competitive pressures may impair our ability to achieve profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if our goal is to have an exclusive relationship with a particular company.

     We compete against other companies that provide one or more of the services that we do. In addition, these competitors may add services to their offerings to provide messaging and communication services comparable to ours. Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry. These industries include major companies that have much greater resources than we do, have been in operation for many years and have large subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

We may have difficulty in retaining our customers, which may prevent our long-term success

     Our sales, marketing, and other costs to acquire new subscriptions are substantial relative to the monthly fees derived from subscriptions. Accordingly, we believe that our long-term success depends largely on our ability to retain our existing customers while continuing to attract new ones. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve customer retention. We believe that intense competition from our competitors, has caused, and may continue to cause, some of our customers to switch to our competitors' services. In addition, some new customers do not become consistent users of our services and, therefore, may be more likely to discontinue their subscription. These factors adversely affect our customer retention rates. Any decline in customer retention rates could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We depend on third parties to market our services, and the failure by these third parties to market our services may hinder our marketing efforts

       Currently, we primarily rely on third parties as part of our Licensed Services channel. The inability of these parties to successfully integrate and market our products may have an adverse effect on our operating results.

Our success depends on our retention of our executive officers and our ability to hire and retain additional key personnel

       Our success depends on the skills, experience and performance of senior management and other key personnel, many of whom have worked together for only a short period of time. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

The price of our common stock may decline due to shares eligible for future sale

       As of March 15, 2001, we had approximately 11.5 million shares of common stock outstanding (including the shares issued in connection with the recently completed eFax.com merger). Most of these shares are available for sale, subject to compliance with Rule 144 in certain cases. Sales of a substantial number of shares of common stock in the public market could cause the market price of we common stock to decline.

Anti-takeover provisions could negatively impact our stockholders

       Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us. For example, we are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

Our stock price may be volatile or may decline

       Our stock price and trading volumes have been volatile and our stock price has generally declined since our initial public offering on July 23, 1999. We expect that this volatility will continue in the future due to factors such as:

       . Assessments of our progress in adding paid subscriptions or free customers, and comparisons of our results in these areas versus our competitors;

       . Variations between our actual results and investor expectations;

       . New service or technology announcements by us or others, and regulatory or competitive developments affecting our markets;

       . Investor perceptions of us and comparable public companies;

       . Conditions and trends in the communications, messaging and Internet related industries;

       . Announcements of technological innovations and acquisitions;

       . Introduction of new services by us or our competitors;

       . Developments with respect to intellectual property rights;

       . Conditions and trends in the Internet and other technology industries; and

       .    General market conditions.

  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly communications companies. These broad market fluctuations have resulted in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business and operating results.

We may have liability for Internet content and we may not have adequate liability insurance

       As a provider of messaging and communications services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted via our services. We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, some foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. Although we carry general liability and umbrella liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. There is a risk that a single claim or multiple claims, if successfully asserted against we, could exceed the total of our coverage limits. There is also a risk that a single claim or multiple claims asserted against us may not qualify for coverage under our insurance policies as a result of coverage exclusions that are contained within these policies. Should either of these risks occur, capital contributed by our stockholders may need to be used to settle claims. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could have a material adverse effect on our reputation and business and operating results, or could result in the imposition of criminal penalties.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology

       Our success depends to a significant degree upon our proprietary technology. We rely on a combination of patents, trademark, trade secret and copyright law and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we may face challenges to the validity and enforceability of our proprietary rights and may not prevail in any litigation regarding those rights. Companies in the messaging industry have experienced substantial litigation regarding intellectual property. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others which could expose us to substantial damages or restrict our operations

       We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial conditions and results of operations. For example, on October 28, 1999, AudioFAX IP LLC filed a lawsuit against us asserting infringement upon the ownership of certain United States and Canadian patents. See "Legal Proceedings".

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

       As a messaging and communications services provider, we are not subject to direct regulation by the FCC. However, as messaging and communications services converge and as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings.

If regulation of the Internet increases, our business may be adversely affected

       There have been various regulations and court cases relating to the liability of Internet service providers and other online service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency, obscenity, defamation and fraud. For example, federal and state statutes prohibit the online distribution of obscene materials. The law in this area is unsettled, and there may be new legislation and court decisions that expose companies such as us to liabilities or affect our services.

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

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

       As of December 31, 2000, we had significant cash and cash equivalents, short term investments and long term investments representing proceeds from our July 23, 1999 initial public offering. We invest such cash in short and long term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in our being treated as an "investment company" under the Investment Company Act of 1940. In addition, the Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet certain statistical tests regarding their composition of assets and sources of income even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities.

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

Our management and board of directors own a significant percentage of our stock and will be able to exercise significant influence

       Our executive officers and directors and principal stockholders together beneficially own over one third of our common stock, excluding shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

       This report, including the information incorporated by reference, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These statements may be made directly in this report, or may be incorporated in this report by reference to other documents and may include statements regarding our projected performance. Statements in this report that are not historical facts are identified as "forward-looking statements" for the purpose of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar words or expressions. These forward-looking statements involve substantial risks and uncertainties. Some of the factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following possibilities:

       . Combining the businesses of us and eFax.com may cost more than we expect;

       . General economic conditions or conditions in securities markets may be less favorable than we currently anticipate;

       . Expected cost savings from the merger may not be fully realized or realized within the expected time frame;

       . Contingencies may arise of which we are not aware or of which we underestimated the significance;

       .    Our revenues after the merger may be lower than we expects;

       . We may lose more business or customers after the merger than we expect; or

       .    Our operating costs may be higher than we expect.

  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report or as of the date of any document incorporated by reference.

       All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 2.   Properties

  We currently lease approximately 28,000 square feet of office space for our headquarters in Hollywood, California under a lease that expires in January 2010. We lease such space from CIM Group LLC, a limited liability company controlled by our chairman. We sublease approximately 50% of the space back to CIM. Our share of the monthly rent is approximately $24,000.

  We lease an additional 6,000 square feet of office space in Santa Barbara, California under a lease which expires in July 2001 and 9,000 square feet of technology development space in San Francisco, California under a lease which expires in June 2004. We also lease office space for three employees in Carlsbad, California.

  An additional 43,000 square feet of office space in Menlo Park, California is either currently subleased or planned for a negotiated return to the lessor prior to expiration dates through January 2003.

  All of our network equipment is housed either at our Los Angeles leased space, a third party billing administrator in Chicago, Illinois.

Item 3.   Legal Proceedings

     The description below of the litigation contains forward-looking statements with respect to possible events, outcomes or results that are, and are expected to continue to be, subject to risks, uncertainties and contingencies, including but not limited to the respective risks, uncertainties and contingencies identified in such descriptions. See "Business -- Disclosure Regarding Forward-Looking Information".

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

Item 4.  Submission of Matters to a Vote of Security Holders

       On February 8, 2001 we carried out a 1 for 4 reverse stock split. All of the following share data is presented on a pre split basis

  The Company held its 2000 Annual Meeting on November 29, 2000. There were 36,137,600 shares of Company common stock entitled to be voted on October 12, 2000, the record date for the meeting. The following matters were submitted to the Company's shareholders for a vote at the Annual Meeting:

  1. To approve the issuance of shares of j2 Global common stock, par value $0.01 per share, pursuant to the terms of the Agreement and Plan of Merger, dated as of July 13, 2000, among the j2 Global, JFAX.COM Merger Sub, Inc., a wholly-owned subsidiary of j2 Global, and eFax.com, a Delaware corporation, pursuant to which JFAX.COM Merger Sub would merge with and into eFax.com and eFax.com would survive the merger as a wholly-owned subsidiary of j2 Global.

  For: 20,934,055
  Against: 106,542
  Abstain: 4,587
  Broker non-votes: 7,688,211

  2. To approve an amendment to j2 Global's certificate of incorporation to change the corporate name to j2 Global Communications, Inc. from JFAX.COM, Inc.

  For:     28,712,181
  Against: 17,307
  Abstain: 3,907

  3. To elect the following six director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

  Name:                      For:              Withheld:

  Richard S. Ressler         27,597,750        1,135,545
  John F. Rieley             27,596,650        1,136,645
  Michael P. Schulhof        27,596,715        1,136,778
  Robert J. Cresci           27,596,175        1,137,120
  Steven J. Hamerslag        27,596,049        1,137,245
  Douglas Y. Bech            27,596,495        1,136,800


  4. To ratify an amendment to j2 Global's 1997 Stock Option Plan in order to increase the number of shares of j2 Global's common stock reserved for issuance thereunder by 3,625,000 shares to an aggregate of 8,000,000 shares.

  For: 19,225,782
  Against: 1,624,627
  Abstain: 169,475
  Broker non-votes: 7,713,511

  Based on these voting results, each of the directors nominated was elected and the three other matters were approved.

Part II

Item 5.  Market For the Registrant's Common Equity and Related Stockholder
Matters

Market Information

  Our common stock is traded on the Nasdaq National Market under the symbol "JCOM." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                  HIGH       LOW
                                                  ----       ---
Year Ended December 31, 2000
  First Quarter                                   28.50     19.50
  Second Quarter                                  19.25      5.50
  Third Quarter                                   13.75      4.75
  Fourth Quarter                                   5.63      1.13
Year Ended December 31, 1999
  Third Quarter                                   35.00     19.00
  Fourth Quarter                                  30.68     16.24

As of February 28, 2001 there were 424 stockholders of record of our common stock, although there are a much larger number of beneficial owners.

Dividends

  We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On November 29, 2000, in connection with the acquisition of eFax.com, we issued 500,000 shares (on a post-split basis) of our common stock to Integrated Global Concepts, Inc. (IGC). These shares were not issued for cash but rather were issued, pursuant to an Agreement of Understanding, to IGC in return for its agreement to provide eFax.com with licenses to software and other considerations. The shares were offered and sold in a private transaction pursuant to a negotiation with single purchaser, and the issuance was exempt pursuant to Section 4(2) of the Securities Act of 1933. The shares were subsequently registered for resale by IGC pursuant to a registration statement that we filed in December 2000.

Sales of Registered Securities and Use of Proceeds

     During July 1999, we completed our initial public offering ("the Offering") of 2,125,000 shares of common stock. The offering date was July 23, 1999. Our stock is publicly traded on the NASDAQ National Market originally under the symbol "JFAX", and currently under the symbol "JCOM".

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

     A total of 2,125,000 shares of common stock were registered for sale by the Company under the Registration Statement for an aggregate amount of $80,750,000 (based upon the offering price of $38.00 per share). 2,125,000 shares were sold by us for an aggregate amount of $80,750,000 (before deduction of underwriting discounts, commissions and other expenses). Additionally, the underwriters had an option to purchase an additional 118,250 shares from us and 200,500 shares from certain selling stockholders to cover overallotments. None of these shares were sold in the Offering. If these shares had been sold, the aggregate amount received for the optional shares on the same basis as above would have been $4.5 million for us and $7.6 million for the selling stockholders.

     After deducting underwriting discounts and commissions of $5,652,500 and expenses of $1,274,000 in connection with the Offering, we received net proceeds from the Offering of $73.8 million.

     Through December 31, 2000, we have used $50.4 million of proceeds from the offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.6 million and redemption of preferred stock in the amount of $6.8 million, (ii) $7.1 million for expansion of our worldwide network, (iii) $12.3 million for funding advertising and marketing activities, and (iv) $8.7 million for funding general corporate expenses and (v) 4.9 million for advances to eFax.com.


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

                                                                       Year Ended December 31,
                                                                       -----------------------

                                                          2000       1999       1998       1997      1996
                                                          ----       ----       ----       ----      ----
Statement of Operations Data:
(in thousands, except for per share data)

Revenues                                                  13,933      7,643      3,520        685         105

Cost of revenue                                            7,312      4,641      3,398        858         150
                                                       ---------   --------   --------   --------  ----------

     Gross profit (loss)                                   6,621      3,002        122       (173)        (45)

Operating expenses:
     Sales and marketing                                   8,671      6,355      4,990      1,069         150
     Research and development                              2,762      1,829      1,226        793          61
     General and administrative                           15,387      7,975      4,948      2,962         512
     Amortization of goodwill and other intangibles        4,374          0          0          0           0
                                                       ---------   --------   --------   --------  ----------

     Total operating expenses                             31,194     16,160     11,164      4,824         723

Operating Loss                                           (24,573)   (13,158)   (11,042)    (4,997)       (768)

Other Income (expenses):
Interest and other Income                                  2,973      1,579        420        215           -
Interest and other Expense                                  (617)    (1,430)    (1,353)         -           -
Increase in market value of put warrants                       -          -     (5,256)         -           -
                                                       ---------   --------   --------   --------  ----------

     Loss before income taxes and extraordinary item     (22,217)   (13,009)   (17,231)    (4,782)       (768)

Income Tax Expense                                             2          2          2          2           1
                                                       ---------   --------   --------   --------  ----------

     Loss before extraordinary item                      (22,219)   (13,011)   (17,233)    (4,784)       (769)
                                                       =========   ========   ========   ========  ==========

Extraordinary item-Loss on
     extinguishment of debt                                    -     (4,428)         -          -           -
                                                       ---------   --------   --------   --------  ----------

Net Loss                                                 (22,219)   (17,439)   (17,233)    (4,784)       (769)
                                                       =========   ========   ========   ========  ==========

Net loss attributable to
     common stockholders                                 (22,219)   (19,011)   (17,728)    (4,784)       (769)

Net Loss per common share:

     Basic                                                 (2.44)     (2.71)     (3.20)     (1.22)      (0.48)
     Diluted                                               (2.44)     (2.71)     (3.20)     (1.27)      (0.48)

Weighted average shares outstanding                    9,121,236  7,024,748  5,545,490  3,934,583   1,601,666

                                                                  Year Ended December 31,
                                                                  -----------------------

                                                    2000          1999       1998         1997      1996
                                                    ----          ----       ----         ----      ----
Balance Sheet Data:
(in thousands)

Cash and cash equivalents                         $ 23,824     $ 12,256    $  7,279     $    23    $  656
Working capital                                     19,676       36,555       6,735          58       479
Total assets                                        65,305       58,625      10,513       2,613       896
Long term debt and put warrants                        416        1,537      12,455           -         -
Redeemable common and preferred stock (1)            7,065        7,820       9,317           -         -
Total stockholders equity (deficiency)              46,057       45,147     (13,317)      1,618       677

(1) See note 4 of the notes to the consolidated financial statements for the conditions applicable to the redeemable securities

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  We achieved the following objectives in fiscal year 2000: (i) consolidating our position within the outsourced faxing, messaging and communications markets;
(ii) refining our value added proposition and related business model; (iii) redefining the organizational structure of the Company; and (iv) implementing a return on investment discipline within our decision making process.

  The first step in this process was to acquire competitors that fit the strategic direction of our Company. Within the first four months of the year, we completed two acquisitions and announced a third. The combination of the three brought us a large customer base, proprietary technology and additional management resources. We spent several months integrating the people, technology and customer bases. The largest of these acquisitions was eFax.com acquired on November 29, 2000. The integration of all personnel and all sales and marketing programs has been completed. The integration of our network is underway and will be completed in 2001.

  Having brought these companies together, we embarked on a detailed analysis of the revenue channels driving our business. As a result of this effort, we organized our marketing and sales efforts into three distinct groups: Web; Corporate; and Licensed Services. Each of these channels has a defined business plan and has developed cost of acquisition metrics for analyzing customer/partnership deals. In addition, we have begun work to simplify the number of services offered and their related messages.

  Our core services, each of which operate in large and distinct markets, include faxing, voicemail, conference calling, and unified communications. These are services already used by business people. Therefore, the challenge becomes not one of changing behavior, but rather one of educating customers that j2 provides these services on a more cost effective basis with enhanced efficiency and security.

  The parameters we utilize to evaluate our sales channels include number of customers, number of active phone numbers deployed, and revenues. As of March 15, 2001 we had 4.3 million phone numbers deployed in our Web channel and approximately 7,000 phone numbers deployed in our Corporate channel. We launched our Licensed Services channel, in the second half of 2000 by entering into two agreements. This channel generated its first revenues in the first quarter of 2001.

  As we enter 2001, we have evolved from a startup company with the associated losses to a mid-sized business focused on profitability. We have reduced the operating cash burn in each quarter of 2000 and expect to become cash flow positive by mid-2001. The goal is to execute our business plan which is focused on providing easy to use applications that enhance the lives and businesses of our customers.

  We currently derive a substantial portion of our revenues from subscription fees, activation fees and charges for usage-based services. The balance of our subscription revenue is received from promotion or advertising to our free subscribers.

Our customers are primarily pre-billed on a month-to-month basis. Revenues are recognized as the service is performed.

Our sales and marketing expenses consisted of payments to resellers or advertisers of our services. Payments made to resellers are typically made on a cost of acquisition basis. In the case of advertising of services, we typically pay and record expense as advertising is run.

For the years ended December 31, 2000, 1999 and 1998, payments to resellers and advertisers aggregated $4,435,628, $2,220,320 and $2,959,313, respectively.

  Prior to mid fiscal year 2000, we allocated limited resources to marketing our services, relying on our web site to generate subscriptions and strategic alliances to market and sell our services to their customer bases. For the second half of fiscal 2000 and on a go forward basis, we expect our sales and marketing customer acquisition expenses to occur only after the acquisition of a paid subscriber. As a result of this, our marketing relationships with third parties will primarily consist of revenue share type of arrangements.

  Targeted acquisition of subscribers will primarily occur through our Web, Corporate, and Licensing Services channels.

  We also intend to continue to invest in the development of new services, complete the development of our services currently under development and extend and upgrade our network. In particular, we intend to invest in additional infrastructure to increase our capacity and enable us to provide additional Internet-based messaging and communications services.

  We have incurred significant losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $62 million. Although we expect to achieve monthly positive operating cash flow in the second quarter of 2001, we will continue to incur net accounting losses for the forseeable future due to the amortization of acquisition related goodwill and other intangibles and cannot assure you that we will ever achieve profitability.

  Although we cannot guarantee the success of our business plan, we expect our sales and marketing expenses, investments in new services and services under development, together with our free services, will improve our ability to add new subscribers. We also expect that the increased subscriptions will result in increased revenues and, we anticipate, an increased rate of growth of revenues, which will be partially offset, or may be more than offset for some period, by the expenses incurred. As more fully described in the "Risk Factor" section of this document, there are numerous factors, however, that may materially adversely affect our business plans and the expectations noted above.

Results of Operations

Years Ended December 31, 2000, 1999,  and 1998

  The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this prospectus.

                                                                              December 31,
                                                                             ---------------

                                                                2000                1999                 1998
                                                              ---------          ----------            --------
Revenue                                                          100%                100%                100%
Cost of revenue                                                   52                  61                  97
                                                              ---------          ----------            --------

     Gross Profit                                                 48                  39                   3

Operating expenses:
     Sales and marketing                                          62                  83                 142
     Research and development                                     21                  24                  35
     General and administrative                                  110                 104                 141
     Amortization of goodwill and other intangibles               31                   -                   -
                                                              ---------          ----------            --------

     Total operating expenses                                    224                 211                 318

Operating Loss                                                  (176)               (172)               (315)

Interest and other income                                        (21)                (21)                (12)
Interest and other expense                                         4                  19                  38
Increase in market value of put warrants                           -                   -                 149
                                                              ---------          ----------            --------

     Loss before income taxes and extraordinary item             159                (170)               (490)

Income tax expense

     Loss before extraordinary item                              159                   -                (490)

Extraordinary item                                                 -                 (58)                  -

Net Loss                                                         159                (228)               (490)
                                                             ==========         ===========           ==========

Revenue Items

  Revenue. Revenue was $13.9 million, $7.6 million, $3.5 million for the years ended 2000, 1999, and 1998 respectively. Subscription revenue from our acquisition of eFax.com was $838,000 for the period of November 29, 2000 (acquisition date) to December 31, 2000. The increases in revenue from year to year were due primarily to increases in the number of subscriptions from both our direct marketing and our strategic alliances. Our number of paid and free subscriptions were 4.3 million, 410,000, and 27,000 as of December 31, 2000, 1999, and 1998 respectively. During these years our primary source of revenue was derived from monthly fees from paid subscriptions.

  Cost of revenue. Cost of revenue is primarily comprised of data and voice transmission costs, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenue was $7.3 million or 52% of revenue, $4.6 million or 61% of revenue, $3.4 million or 97% of revenue for the years ended December 31, 2000, 1999, 1998 respectively. The increases in cost of revenue reflect the cost of building and expanding our server and networking infrastructure and customer services to accommodate the growth of our subscriber base. Cost of revenue as a percentage of revenue decreased from year to year as a result of the increases in revenue over the same periods.

Operating Expenses

  Sales and Marketing. Our sales and marketing costs consist primarily of payments with respect to strategic alliances, sales and marketing personnel, advertising, consulting, promotions, public relations, trade shows and business development. Sales and marketing expenses were $8.7 million or 62% of revenue, $6.4 million or 83% of revenue, and $5.0 million or 142% of revenue for the years ended December 31, 2000, 1999 and 1998 respectively. The year to year increases in sales and marketing expenses primarily reflect an increase in costs as a result of entering into and expanding several key strategic relationships with leading Internet and telecommunications companies, and an increase in expenses with respect to sales and marketing personnel.

   Amounts expensed under agreements with all on line service providers are included in sales and marketing expense. For the years ended December 31, 2000, 1999, and 1998, total amounts expensed were $4,435,628, $2,220,320, and
$2,959,313 respectively. As of December 31, 2000 there are no future annual fixed payments associated with any arrangements with on line service providers.

   Research and Development. Our research and development costs consist primarily of personnel related costs. Research and development costs were $2.8 million or 20% of revenue, $1.8 million or 24% of subscriber revenue, and $1.2 million or 35% of revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The year to year increases in research and development costs primarily reflects increases in personnel related expenses. Research and development costs as a percentage of revenue decreased from year to year as a result of increases in revenue over the same periods.

   General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional services, and occupancy costs. General and administrative costs were $15.4 million or 110% of revenues, $7.6 million or 99% of revenues, and $4.9 million or 139% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increases in general and administrative costs from year to year were primarily due to increases in personnel as well as increased professional fees.

    Our stock compensation expense, which is included in general and administrative, is comprised of amortization of deferred compensation of $443,000, $390,000, and $68,000 for the years ended December 31, 2000, 1999, and
1998 respectively.

Amortization of Goodwill and Other Intangibles

   Amortization of goodwill and other intangibles increased to $4.4 million in fiscal 2000 from zero in 1999 and 1998. The increase in amortization expenses during fiscal 2000 is primarily attributable to the goodwill and other intangible assets acquired through the acquisitions of the Suretalk and eFax.com.

   Interest and other Income. Our interest and other income is primarily related interest earned on marketable securities. Interest and other income was $2,973,000, $1,579,000, and $420,000 for the years ended December 31, 2000, 1999 and 1998. The increase in interest income in 2000 was due to a higher weighted average cash and marketable securities balance for the entire year, as compared to 1999.

   Interest and other expense. Our interest and other expense was $617,000, $1,431,000, and $1,354,000 for the years ended December 31, 2000, 1999 and 1998.
For fiscal 2000 interest and other expense was primarily related to interest on capital lease obligations and long-term debt, equity in the loss of a joint venture, and a permanent impairment of a corporate debt security. For fiscal 1999 and 1998 interest and other expense was primarily related to interest on capital lease obligations and long-term debt.

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

   Income Taxes. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $110 million and $31 million, respectively, available to offset income in the future. $56.8 of these operating loss carryforwards were acquired in the purchase of eFax.com. Such net operating loss carryforwards will begin expiring in the year 2015. Under the Tax Reform Act of 1986, the amounts of and benefits from such net operating loss carryforwards may be impaired or limited following changes in the ownership of our common stock.

Liquidity and Capital Resources

   In July 1999, we completed our initial public offering. 2,125,000 shares were sold by us to the public at $0.38 per share for an aggregate amount of $80,750,000 before deduction of underwriting discounts, commissions and other expenses. No overallotment shares were sold in the offering. Net proceeds to us from the IPO were approximately $73.9 million.

   In July 1998 the Company received net proceeds of $13.9 million through the private placement of $10,000,000 in Senior Subordinated Notes and $5,000,000 in Preferred Stock.

   Prior to the IPO and Senior Subordinated Note and Preferred Stock offerings, we financed our operations primarily through private placements of common stock

   At December 31, 2000, our primary source of liquidity consisted of $23,824,000 in cash and cash equivalents. Additionally, as of December 31, 2000 we had $1,963,000 in short term investments and

$2,320,000 in long term investments. Such investments consist primarily of corporate debt securities with maturities ranging from 91 days to 18 months.

  We finance a substantial portion of our operating technology equipment and office equipment through capital leasing and loan arrangements. Amounts due under these arrangements were $2,164,000 and $3,129,000 at December 31, 2000 and 1999, respectively.

  Net cash used in operating activities was $11,931,000, $12,091,000, and $10,000,000, for the years ended December 31, 2000, 1999, and 1998, respectively. The principal uses of cash for 1999 and 1998 were to fund our net losses from operations, partially offset by increases in accounts payable, and decreases in payments to strategic alliances. For fiscal 2000 uses of cash were primarily to fund out net loss, offset by depreciation charges, amortization of acquisition related goodwill and other intangibles and prepaid expenses.

  Net cash provided by investing activities was $24,421,000 for fiscal 2000. Such amount was comprised of maturities of investments, offset by purchases of property and equipment and the acquisition of eFax. Net cash used in investing activities was $39,446,000, and $543,000, for the years ended December 31, 1999, and 1998, respectively. The principal uses in 1999 were for the purchases of current and non-current investments and the purchases of property and equipment. In 1998, the principal use was for property and equipment.

  Net cash used in financing activities was $931,000 for fiscal 2000; the principal use was for net repayments of loans payable. Net cash provided by financing activities was $56,514,000, and $17,800,000, for the years ended 1999 and 1998, respectively. The net increase in 1999 was primarily due to the $73.9 million raised in our initial public offering, reduced by repayments of senior subordinated debt and preferred stock of $10.6 million and $6.8 million, respectively.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. we do not have derivative financial instruments for hedging, speculative, or trading purposes.

   During 2000 we had indebtedness under equipment financing arrangements that accrued interest at fixed rates over the term of that indebtedness, and therefore we did not have interest rate risk on that debt.

   At December 31, 2000 short and long term debt securities owned by us primarily consisted of corporate debt securities. Short term maturities range from three months to one year and long term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 5.5% to 6.9% and are classified as held to maturity as we have the ability and intent to do so. At December 31, 2000 cost approximated fair market value and we believe we have immaterial market rate risk.

   We believe that our exposure on currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars.

Item 8    Financial Statements and Supplementary Data

                         Independent Auditors' Report



The Board of Directors
j2 Global Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. (formerly JFAX.com Inc.) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying finanical statement Schedule II: Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. (formerly JFAX.com, Inc.) and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 12, 2001
                        j2 Global Communications, Inc.
                          Consolidated Balance Sheets
                          December 31, 2000 and 1999
                       (In thousands, except share data)

ASSETS                                                                                          2000                     1999
                                                                                                ----                     ----
        Cash and cash equivalents                                                        $    23,824,402          $   12,256,487
        Short-term investments                                                                 1,962,627              23,510,623
        Accounts receivable, net                                                               2,362,772                 275,046
        Due from related parties                                                                  80,159                  95,151
        Interest receivable                                                                      255,791                 600,569
        Inventory                                                                                374,510                      --
        Prepaid expenses                                                                       1,203,387                      --
        Prepaid marketing costs                                                                       --               2,725,234
        Other current assets                                                                     213,646                 784,760
                                                                                         ---------------          --------------

        Total current assets                                                                  30,277,294              40,247,870

        Furniture, fixtures and equipment, net                                                 6,214,303               3,344,075
        Goodwill, net                                                                         20,758,726                      --
        Other purchased intangibles, net                                                       2,944,643                      --
        Long-term investments                                                                  2,320,170              13,558,615
        Other assets                                                                           2,789,623               1,474,773
                                                                                         ---------------          --------------
        Total assets                                                                     $    65,304,759          $   58,625,333
                                                                                         ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

        Accounts payable and accrued expenses                                            $     5,297,030          $    1,781,088
        Deferred revenue                                                                       1,485,201                 438,722
        Current portion of capital lease payable                                                 295,138                 176,089
        Current portion of long-term debt                                                      1,284,719               1,239,650
        Accrued eFax exit costs                                                                2,105,922                      --
        Other current liabilities                                                                133,728                  57,267
                                                                                         ---------------          --------------
        Total current liabilities                                                             10,601,738               3,692,816

        Capital lease obligations                                                                167,650                 185,762
        Long-term debt                                                                           416,388               1,537,357
                                                                                         ---------------          --------------
        Total liabilities                                                                     11,185,776               5,415,935

        Redeemable common stock; issued and oustanding 551,925 shares at
        December 31, 2000 and 1999, respectively (redemption value of $7,064,033
        at December 31, 2000 and 1999)                                                         7,064,633               7,064,633

        Common stock subject to put option (26,250 shares at
        December 31, 2000 and 1999)                                                              997,500                 997,500

        Commitments and contingencies
        Subequent event (Note 15)

        Stockholders' Equity:
        Common stock, $0.01 par value. Authorized 25,000,000 shares; total issued and outstanding 10,997,402 and 7,635,655 shares at December 31,
        2000 and 1999, respectively, excluding 551,925 issued as redeemable at
        December 31, 2000 and 1999 and 26,250 shares
        subject to a put option at December 31, 2000 and 1999.                                   109,974                  76,343

        Additional paid in capital                                                           110,667,271              88,362,279
        Notes receivable from stockholders                                                      (486,821)             (2,279,619)
        Teasury Stock, at cost 62,733 shares                                                    (760,618)                     --
        Unearned compensation                                                                 (1,008,809)             (1,415,443)
        Accumulated other comprehensive income                                                        --                 649,046
        Accumulated deficit                                                                  (62,464,147)            (40,245,341)
                                                                                         ---------------          --------------

        Total stockholders' equity                                                            46,056,850              45,147,265
                                                                                         ---------------          --------------
        Total liabilities and stockholders' equity                                       $    65,304,759          $   58,625,333
                                                                                         ===============          ==============

See accompanying notes to consolidated financial statements

                        j2 Global Communications, Inc.
                     Consolidated Statements of Operations
                 Years Ended December 31, 2000, 1999, and 1998
                (in thousands, except share and per share data)

                                                              2000               1999              1998
Revenues                                                      ----               ----              ----
     Subscriber                                       $     13,593,731     $   7,643,442    $    3,519,836
     Other                                                     339,615                 0                 0
                                                      ----------------     -------------    --------------
                                                            13,933,346         7,643,442         3,519,836
Cost of revenue
     Subscriber                                              7,092,778         4,640,668         3,398,243
     Other                                                     219,343                --                --
                                                      ----------------     -------------    --------------
                                                             7,312,121         4,640,668         3,398,243

     Gross profit                                            6,621,225         3,002,774           121,593

Operating expenses:
     Sales and marketing                                     8,671,124         6,354,522         4,990,188
     Research and development                                2,761,742         1,828,873         1,225,542
     General and administrative                             15,384,594         7,976,221         4,948,402
     Amortization of goodwill and other intangibles          4,374,224                --                --
                                                      ----------------     -------------    --------------
     Total operating expenses                               31,191,684        16,159,616        11,164,132

Operating loss                                             (24,570,459)      (13,156,842)      (11,042,539)

Other Income (expenses):
Interest and other income                                    2,973,412         1,578,507           420,426
Interest and other expense                                    (617,707)       (1,430,894)       (1,353,753)
Increase in market value of put warrants                            --                --        (5,255,669)
                                                      ----------------     -------------    --------------
     Loss before income taxes and extraordinary item       (22,214,754)      (13,009,229)      (17,231,535)

Income tax expense                                               4,052             1,500             1,500

     Loss before extraordinary item                        (22,218,806)      (13,010,729)      (17,233,035)

Extraordinary item-Loss on
     extinguishment of debt                                         --        (4,428,374)               --
                                                      ----------------     -------------    --------------
Net Loss                                                   (22,218,806)      (17,439,103)      (17,233,035)
                                                      ----------------     -------------    --------------
Premiums on preferred stock redemption                              --          (877,721)               --
Cumulative preferred dividends, accretion of discount
attributable to preferred stock, and amortization
of preferred stock issuance costs                                   --          (694,150)         (494,523)
                                                      ----------------     -------------    --------------
Net loss attributable to
     common stockholders                              $    (22,218,806)    $ (19,010,974)   $  (17,727,558)
                                                      ================     =============    ==============

Basic and diluted net loss per common share           $          (2.44)            (2.71)            (3.20)
                                                      ================     =============    ==============

Weighted average shares outstanding                          9,121,236         7,024,748         5,545,490
                                                      ================     =============    ==============

See accompanying notes to consolidated financial statements.

                            JFAX COMMUNICATIONS, INC.
                                 AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)





                                                         Common stock         Additional          Treasury Stock
                                                   -----------------------     paid-in        --------------------     Accumulated
                                                     Shares       Amount       capital         Shares      Amount        deficit
                                                   ----------    --------    ------------     --------   ---------      ----------
Balance, December 31, 1997                          4,546,250      45,463      9,546,090          ---         ---      (5,573,205)
Accretion to common stock redemption                      ---         ---       (314,000)         ---         ---             ---
Dividends on mandatorily redeemable
  Preferred stock                                         ---         ---       (386,915)         ---         ---             ---
Accretion to preferred stock redemption                   ---         ---       (107,608)         ---         ---             ---
Issuance of common stock                              947,813       9,478      3,089,522          ---         ---             ---
Exercise of stock options                              30,937         309         38,703          ---         ---             ---
Unearned compensation                                     ---         ---        573,750          ---         ---             ---
Amortization of unearned compensation                     ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (17,233,033)
                                                   ----------    --------    -----------     ---------    --------    ------------
Balance, December 31, 1998                          5,524,999      55,250     12,439,542          ---         ---     (22,806,238)

Issuance of common stock (public offering)          2,098,750      20,988     72,805,504          ---         ---             ---
Exercise of stock options                              11,906         105         41,443          ---         ---             ---
Amortization of mandatorily redeemable
   preferred cost issuance                                ---     (33,857)           ---          ---         ---             ---
Dividends on mandatorily redeemable
  preferred stock                                         ---         ---       (553,064)         ---         ---             ---
Amortization of warrants                                  ---         ---       (101,137)         ---         ---             ---
Accretion to common stock redemption                      ---         ---     (1,818,658)         ---         ---             ---
Unearned compensation                                     ---         ---      1,323,476          ---         ---             ---
Amortiztion of unearned compensation                      ---         ---            ---          ---         ---             ---
Repayments of notes receivable                            ---         ---            ---          ---         ---             ---
Conversion of Put warrants                                ---         ---      6,318,000          ---         ---             ---
Retirement of preferred stock                             ---         ---     (2,058,971)         ---         ---             ---
Unrealized Gain on Investment                             ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (17,439,103)
                                                   ----------    --------    ------------    ---------    --------    ------------
Balance, December 31, 1999                          7,635,655    $ 76,343     88,362,278          ---         ---     (40,245,341)

Issuance of common stock                            2,976,078      29,761     17,564,566          ---         ---             ---
Issuance of warrants for the acquisition of eFax          ---         ---      1,558,725          ---         ---             ---
Acquisition of treasury stock                             ---         ---            ---      (62,733)   (760,618)            ---
Exercise of stock options and warrants                365,670       3,657         86,599          ---         ---             ---
Stock issued for reduction of note payable                ---         ---      3,069,162          ---         ---             ---
Unearned compensation                                  20,000         200        422,200          ---         ---             ---
Amortization of unearned compensation                     ---         ---       (396,259)         ---         ---             ---
Repayments of notes receivable                            ---         ---            ---          ---         ---             ---
Unrealized loss on investment                             ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (22,218,806)
                                                   ----------    --------    ------------    ---------   ----------   ------------
Balance, December 31, 2000                         10,997,402     109,974    110,667,271      (62,733)   (760,618)    (62,464,147)
                                                   ==========    ========    ============    =========   ==========   ============

                                                            Accumulated                  Notes
                                                               Other                   receivable
                                                           Comprehensive                  from                  Unearned
                                                              Income                  stockholders             Compensation
                                                           -------------              ------------             ------------
Balance, December 31, 1997                                          ---                (2,400,000)                    ---
Accretion to common stock redemption                                ---                       ---                     ---
Dividends on mandatorily redeemable Preferred stock                 ---                       ---                     ---
Accretion to preferred stock redemption                             ---                       ---                     ---
Issuance of common stock                                            ---                   (99,000)                    ---
Exercise of stock options                                           ---                       ---                     ---
Unearned compensation                                               ---                       ---                (573,750)
Amortization of unearned compensation                               ---                       ---                  67,548
Net loss                                                            ---                       ---                     ---
                                                           -------------             -------------         ---------------
Balance, December 31, 1998                                          ---                (2,499,000)               (506,202)

Issuance of common stock (public offering)                          ---                       ---                     ---
Exercise of stock options                                           ---                       ---                     ---
Amortization of mandatorily redeemable preferred cost
  issuance                                                          ---                       ---                     ---
Dividends on mandatorily redeemable preferred stock                 ---                       ---                     ---
Amortization of warrants                                            ---                       ---                     ---
Accretion to common stock redemption                                ---                       ---                     ---
Unearned compensation                                               ---                       ---              (1,323,476)
Amortiztion of unearned compensation                                ---                       ---                 414,235
Repayments of notes receivable                                      ---                   219,381                     ---
Conversion of Put warrants                                          ---                       ---                     ---
Retirement of preferred stock                                       ---                       ---                     ---
Unrealized Gain on Investment                                   649,046                       ---                     ---
Net loss                                                            ---                       ---                     ---
                                                           -------------            -------------         ---------------
Balance, December 31, 1999                                      649,046               (2,279,619)             (1,415,442)

Issuance of common stock                                            ---                      ---                     ---
Issuance of warrants for the acquisition of eFax                    ---                      ---                     ---
Acquisition of treasury stock                                       ---                  760,618                     ---
Exercise of stock options and warrants                              ---                      ---                     ---
Stock issued for reduction of note                                  ---                      ---                     ---
Unearned compensation                                               ---                      ---                (422,400)
Amortization of unearned compensation                               ---                      ---                 829,033
Repayments of notes receivable                                      ---                  132,179                     ---
Unrealized loss on investment                                  (649,046)                     ---                     ---
Net loss                                                            ---                      ---                     ---
                                                           -------------            -------------         ---------------
Balance, December 31, 2000                                          ---               (1,386,822)             (1,008,809)
                                                           =============            =============         ===============



                                                             Stockholders'      Accumulated
                                                                 equity         Comprehensive
                                                              (deficiency)          Loss
                                                             ---------------    ------------
Balance, December 31, 1997                                        1,618,349      (4,783,421)

Accretion to common stock redemption                               (314,000)            ---
Dividends on mandatorily redeemable Preferred stock                (386,915)            ---
Accretion to preferred stock redemption                            (107,608)            ---
Issuance of common stock                                          3,000,000             ---
Exercise of stock options                                            39,012             ---
Unearned compensation                                                   ---             ---
Amortization of unearned compensation                                67,548             ---
Net loss                                                        (17,233,033)    (17,233,033)
                                                             --------------     -----------
Balance, December 31, 1998                                      (13,316,647)    (17,233,033)
                                                             ==============     ===========

Issuance of common stock (public offering)                       72,826,492             ---
Exercise of stock options                                            41,548             ---
Amortization of mandatorily redeemable preferred cost issu          (33,857)            ---
Dividends on mandatorily redeemable preferred stock                (553,064)            ---
Amortization of warrants                                           (101,137)            ---
Accretion to common stock redemption                             (1,818,658)            ---
Unearned compensation                                                     0             ---
Amortiztion of unearned compensation                                414,235             ---
Repayments of notes receivable                                      219,381             ---
Conversion of Put warrants                                        6,318,000             ---
Retirement of preferred stock                                    (2,058,971)            ---
Unrealized Gain on Investment                                       649,046         649,046
Net loss                                                        (17,439,103)    (17,439,103)
                                                             --------------     -----------
Balance, December 31, 1999                                       45,147,265     (16,790,057)
                                                             ==============     ===========

Issuance of common stock                                         17,594,327             ---
Issuance of warrants for the acquisition of eFax                  1,558,725             ---
Acquisition of treasury stock                                           ---             ---
Exercise of stock options and warrants                               90,269             ---
Stock issued for reduction of note                                3,069,162             ---
Unearned compensation                                                   ---             ---
Amortization of unearned compensation                               432,774             ---
Repayments of notes receivable                                      132,179             ---
Unrealized loss on investment                                      (649,046)       (649,046)
Reclassification of shareholder notes                               900,001             ---
Net loss                                                        (22,218,806)    (22,218,806)
                                                             --------------     -----------
Balance, December 31, 2000                                       46,056,850     (22,867,852)
                                                             ==============     ===========


                        JFAX GLOBAL COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Yeas ended December 31, 2000, 1999 and 1998


                                                                                          2000             1999            1998
                                                                                      ------------     ------------    ------------
        Cash flows from operating activities:
                Net loss                                                              $(22,218,806)    $(17,439,103)   $(17,233,033)
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                            6,581,473          959,421         634,158
                Extraordinary item-loss on early extinguishment of debt                        ---        4,428,374             ---
                Redeemable common stock issued in lieu of interest                             ---              ---         251,999
                Notes issued for payment of interest expense                                   ---              ---         499,665
                Increase in market value of put warrants                                       ---              ---       5,255,669
                Equity in loss of joint venture                                            417,773           82,227
                Amortization of note payable discount                                          ---          525,621         436,304
                Amortization of unearned compensation                                      406,633          414,235          67,548
                Realized loss on disposal of marketable equity securities                255,000              ---             ---
                Compensation expense in exchange for note reduction                        370,000          219,381             ---

        Changes in assets and liabilities, net of effects of business combinations:
        Decrease (increase) in:
                Accounts receivable                                                       (788,357)        (162,317)       (101,955)
                Due from related parties                                                       ---           33,427        (128,578)
                Interest receivable                                                        344,778         (551,966)        (43,964)
                Inventory                                                                  284,325              ---             ---
                Prepaid marketing cost                                                   2,047,512       (1,725,234)            ---
                Other assets                                                               388,287          356,921        (152,160)
        (Decrease) increase in
                Accounts payable                                                           471,288          680,544         155,380
                Deferred revenue                                                          (252,903)         109,982         279,556
                Other current liabilities                                                 (238,221)         (22,019)         79,286
                                                                                      ------------     ------------    ------------
                Net cash used in operating activities                                  (11,931,218)     (12,090,506)    (10,000,125)

        Cash flows from investing activities:
                Purchase of furniture, fixtures, and equipment                          (3,035,905)      (2,395,673)       (543,170)
                Redemption (purchase) of investments, net                               32,311,566      (36,420,192)            ---
                Investment in joint venture                                                    ---         (500,000)            ---
                Acquisition of businesses net of cash received                          (4,854,392)             ---             ---
                                                                                      ------------     ------------    ------------
                Net cash provided by (used in) investing activities                     24,421,269      (39,315,865)       (543,170)

        Cash flows from financing activities:
                Proceeds from issuance of common stock                                         ---       73,824,413       3,099,000
                Repayments (issuance) of notes receivable from stockholders                 50,000              ---         (99,000)
                Redemption of preferred stock                                                  ---       (6,817,700)            ---
                Exercise of stock options                                                  103,763           41,126          39,012
                Proceeds from issuance of mandatory redeemable preferred
                  stock and put warrants, net                                                  ---              ---       4,638,479
                Proceeds from issuance of notes payable                                        ---          703,667       5,698,717
                Repayments of notes payable                                                    ---      (11,367,481)       (208,910)
                Repayments of loan payable                                              (1,075,900)             ---             ---
                Proceeds from issuance of redeemable common stock, net                         ---              ---       4,679,976
                Proceeds from capital lease obligations, net                                   ---              ---         (48,145)
                                                                                      ------------     ------------    ------------
                                                                                          (922,137)      56,384,025      17,799,129
                                                                                      ------------     ------------    ------------

                Net increase in cash and cash equivalents                               11,567,914        4,977,654       7,255,834
                Cash and cash equivalents at beginning of year                          12,256,487        7,278,873          23,039
                                                                                      ------------     ------------    ------------
                Cash and cash equivalents at end of year                               $23,824,402      $12,256,487     $ 7,278,873
                                                                                      ============     ============    ============
        Cash paid during the year for:
                Income taxes                                                           $     4,052      $     1,500     $     1,500
                Interest                                                               $   393,832      $   609,945     $   137,148

                Supplemental disclosure of noncash investing and financing activities (see notes 3, 4, 9, 11 and 15)


          See accompanying notes to consolidated financial statements
                        j2 GLOBAL COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998


(1) Organization

    j2 Global Communications, Inc., formerly known as JFAX.COM, Inc. and JFAX Communications, Inc. (the Company or j2), was incorporated in the state of Delaware on December 14, 1995. The Company provides a variety of business critical communications and messaging services via its global communications/telephony/messaging network. Through three distinct sales channels - Web, Corporate, and Licensed Services - the Company deploys more than
4.3 million active phone numbers. The Company's global network is capable of providing billing, customer support, transport, value added applications and a local presence in 4 continents, 157 cities, and 14 countries. The value added applications the Company currently includes Internet protocol (IP) faxing, voicemail, email by phone, conference calling, and unified messaging.


(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

    The consolidated financial statements include the accounts of j2 and its wholly owned subsidiaries; eFax.com, SureTalk.com, Inc., and JFAX.DE, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

    In January 2000 the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions." For fiscal 2000 barter revenue was an immaterial amount. The Company had no barter transactions prior to January 2000.

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

(d) Prepaid Marketing Costs

    Prepaid marketing costs are recorded for amounts paid to online service providers. The Company expenses advertising cost as advertising is placed on the providers' respective sites.

(e) Cash Equivalents

    The Company considers all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

(f) Marketable Securities

    Marketable securities include highly liquid investments with original maturities in excess of three months but less than one year. The Company's noncurrent marketable securities consist of investments with original maturities in excess of one year to 18 months. At December 31, 2000, all marketable securities are classified as held to maturity and, accordingly, are carried at cost which approximates market value.

    As of December 31, 1999, an equity investment in a foreign publicly traded company was classified as available for sale and had a gross unrealized gain of $649,046 which was classified as a separate component of stockholders' equity. During the year ended December 31, 2000, this investment was disposed of, and accordingly the previously recorded unrealized gain was reversed and the Company recorded a charge to earnings of $178,000. This charge is included in Interest and other expense in the accompanying fiscal 2000 statement of operations.

    As of December 31, 2000 and 1999 marketable securities are summarized follows:

                                                          DECEMBER 31,
                                                          ------------

                                                       2000          1999
                                                       ----          ----
Government Agencies                                  4,600,000     6,700,000
Commercial Paper                                     8,538,611    12,541,200
Corporate Bonds                                      5,117,316    21,642,623
Equity investment                                            -       976,046
Money market accounts                                9,851,272     7,465,856
                                                   -----------   -----------
Total marketable securities                         28,107,199    49,325,725
 Less:
Amounts classified as Cash and Cash Equivalents    (23,824,402)  (12,256,487)
 Less:
Current marketable securities                       (1,962,627)  (23,510,623)
                                                   -----------   -----------
Noncurrent marketable securities                     2,320,170    13,558,615
                                                   ===========   ===========

(g) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 2000, inventories are primarily comprised of finished goods.

(h) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets primarily relate to purchase transactions and are amortized on a straight-line basis over periods ranging from 2 to 7 years. As of December 31, 2000 accumulated amortization was 4.4 million. No goodwill and other intangibles existed prior to fiscal 2000. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

(i) Investment in Joint Venture

     The Company has a marketing related investment of 50% in JFAX Germany, that is accounted for under the equity method of accounting and is included in other long term assets in the accompanying consolidated balance sheets. Under the equity method, the Company's share of the investees' earnings or loss is included in consolidated operating results and the Company's basis in its equity investment is classified in the accompanying consolidated balance sheet. As of December 31, 2000 the Company's accumulated share of losses reduced the investment to zero. For the years ended December 31, 2000 and 1999, the Company's share of losses were $418,000 and $82,000 respectively and are included in Interest and other expenses in the accompanying fiscal 2000 and 1999 statements of operations.


(j) Depreciation and Amortization

    Furniture, fixtures and computer and other equipment are stated at cost. Depreciation is provided on furniture and equipment using the straight-line method over a three to five year period. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

(k) Income Taxes

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


(l) Accounting for Stock Options

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense for option grants to employees is recorded on the date of the grant only if the current fair value of the underlying stock exceeds the exercise price. Effective January 1, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro-forma net loss disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 in its consolidated financial statements and provide the pro-forma disclosure provisions of SFAS No. 123 for options granted to employees.

    The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

(m) Use of Estimates

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

(n) Long-Lived Assets

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

(o) Fair Value of Financial Instruments

    SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2000 and 1999, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximate fair value due to the short- term nature of such instruments. The carrying value of long-term debt and notes payable, approximate fair value as the related interest rates approximate rates currently available to the Company.


(p) Loss Per Share of Common Stock

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

(q) Segment Reporting

    The Company operates in one reportable segment: unified communication and messaging service, which provides delivery of fax and voice messages via telephone and the Internet network. The Company has a U.K. subsidiary, which operated as a marketing division for nine months in 1998 and, as such, did not generate revenue for the years ended December 31, 1999 and 1998, respectively. Thus, the Company considers that thus far it has only operated in one geographic segment.


(r) Reclassifications

    Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

(s) New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the J2 balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will generally be recognized in net income and gains and losses on derivatives effective as hedges are recorded as components of other comprehensive income. The Company does not presently engage in hedging activities and accordingly the adoption of SFAS No. 133 will not have an impact on its results of operations and financial position.

    In March 2000, the Financial Accounting Standards Board ("FASB") interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions
Involving Stock Compensation, an Interpretation of APB 25." Fin 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

(3) Furniture, Fixtures and Equipment

    Furniture, fixtures and equipment, stated at cost, at December 31, 2000 and 1999 consists of the following:

                                                               2000            1999
                                                           -----------      ----------
     Computer and related equipment..................      $ 8,423,267       4,381,673
     Furniture and equipment.........................          360,402          47,779
     Capital leases--computer and related equipment..          693,573         529,926

     Leasehold improvements..........................          790,076         235,118
                                                           -----------      ----------
                                                            10,267,318       5,194,496
     Less accumulated depreciation and amortization..       (4,053,015)     (1,850,421)
                                                           -----------      ----------
                                                           $ 6,214,303       3,344,075
                                                           ===========      ==========

    Included in accumulated amortization at December 31, 2000 and 1999 is $557,311 and $209,865, respectively, related to capital leases.

(4) Redeemable Securities and Stockholders' Equity (Deficiency)

(a) Private Placement Offering

    In June 1998, the Company completed a private placement offering of Senior Subordinated Notes (Notes), Common Stock (Common Shares), and Series A Usable Redeemable Preferred Stock (Preferred Shares) with 781,250 detachable warrants (Warrants) for proceeds aggregating $15,000,000 before offering expenses. The private placement offering consisted of the following components:


    Notes and Common Shares

    $10,000,000 principal amount of Notes together with 525,492 Common Shares were issued for combined proceeds of $10,000,000.

    On July, 30, 1999 the Company redeemed all of the Notes. Such redemption aggregated $10,591,000, which included the $10,000,000 principal amount, $511,000 in additional interest notes, and $85,000 in accrued interest. In connection with this redemption, the Company recognized an extraordinary loss of $4,428,000.

    The Notes bore interest at 10% per annum of the principal amount and were due on June 30, 2004. As allowed under the terms of the Notes, the Company issued additional interest notes together with a proportionate number of additional Common Shares in lieu of interest payments for the period July through December 1998. As of December 31, 1999, these 26,431 Common Shares had a value of $251,999.

    The Notes and Common Shares were recorded at their fair values at the date of issuance of $4,955,269 and $5,044,731, respectively. The discount attributable to the Notes was being amortized to interest expense, until redemption occurred, over the term of the Notes using the interest method.

    The Common Shares issued in this transaction, including shares issued in connection with the Notes, are subject to certain put rights by the holders at $12.80 per share upon a change of control on or before July 1, 2003. An additional fair market value put feature was eliminated upon the Company's IPO in July 1999. Accordingly, the Common Shares issued in the transaction are shown as redeemable securities in the accompanying 2000 and 1999 consolidated balance sheets.

    Preferred Shares and Warrants

    The Company issued $5,000,000 in stated value of Preferred Shares consisting of 5,000 shares together with 781,250 Warrants to acquire a like number of shares of the Company's common stock, for an exercise price of $9.60 per share, for a combined purchase price of $5,000,000.

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

    The Preferred Shares and Warrants and/or warrant shares (if converted to common stock) are subject to certain put rights by the holders, upon a change of control. The warrants are exercisable by the holders at $9.60 per share at any time until June 30, 2005 and may be "put" to the Company upon a change in control. Until December 31, 1998 these warrants could also have been "put" to the Company at fair market value in the event the Company had not completed a public offering of its stock by July 2003.

    The warrants were recorded at their estimated fair value of $1,145,000 as of the date of issuance, as determined using a Black-Scholes model, and as of December 31, 1998 were reflected outside of stockholders' equity as a reduction of the proceeds received from the issuance of Preferred Shares in the accompanying consolidated balance sheets. The increase in fair value of these put rights above the initially determined amount of $1.44 per warrant was expensed by the Company in its Statements of Operations for the year ended December 31, 1998 and aggregated $5,255,669.

    Effective January 1, 1999 holders of a majority of the put warrants agreed to eliminate the fair market value put feature of these warrants for nominal consideration. As a result of the elimination of the put feature, the company reclassified the put warrant liability of $6,318,000 to additional paid in capital.

    In February and March 2000, we issued a total of 347,442 shares of our common stock to investors who had received warrants to purchase our common stock at $9.60 per share in the June 1998 preferred stock financing discussed above. These investors exercised their rights to exercise the warrants on a cashless basis, exchanging a total of 564,937 warrants for the total of 347,442 shares of our common stock.

    In connection with the placement of Notes, Warrants and Preferred and Common Shares, an additional 67,187 warrants were issued to the placement agent. Such warrants carry the same exercise price and put features as those issued in connection with the preferred shares.

    Fees and expenses related to the offering aggregated $1,084,564 which were allocated based on the relative fair value of the instruments as follows:

  Notes                                                          $  358,288
  Common Shares                                                     364,755
  Preferred Shares                                                  278,852
  Warrants                                                           82,669
                                                                 ----------
                                                                 $1,084,564
                                                                 ==========

    Capitalized offering fees and expenses allocated to the Notes and Warrants were amortized to interest expense; offering costs attributable to Common Shares and Preferred Shares were recorded as a reduction of the proceeds received at the date of issuance.

    In addition, warrants to purchase 7,291 common shares at $9.60 per share were issued in connection with issuance of long-term notes to a financial institution and warrants to purchase 62,500 common shares at $9.60 per share were issued to America Online (see note 6).

(b) Notes Receivable from Stockholders

    Notes receivable from stockholders were issued in connection with sales of common stock and consist of the following at December 31, 2000 and 1999:

                                                                                   2000              1999
                                                                                ----------         ---------
     Loan receivable secured by 731,250 shares of the Company's common stock; interest accrues at 6.32% and is payable monthly,
due in December 2002.                                                           $        -         $2,030,619

     Loans receivable secured by 307,908 shares of the Company's common stock held by the stockholders, interest rates ranging from 6% to 7% with maturity dates of principal and interest ranging from December 2000 to
September 2001.                                                                    287,821                  -

     Loan receivable secured by 55,000 shares of the Company's common stock held by the stockholder; interest accrues at 6.32% with all
principal and accrued interest due in March 2001                                   100,000            100,000

     Loan receivable secured by 37,500 shares of the Company's common stock held by the stockholder; interest accrues at 8.00% and is
payable monthly, Repaid in May 2000.                                                     -         $   50,000

     Loan receivable secured by 10,312 shares of the Company's common stock held by the stockholder; interest accrues at 4.25% and is
payable monthly, due in October 2001.                                           $   99,000         $   99,000
                                                                                ----------         ----------
                                                                                $  486,821         $2,279,619
                                                                                ==========         ==========

(5) Amounts Due to Related Parties, Principally Stockholders

    As of December 31, 2000 and 1999, there were $80,159 and $95,151, respectively, of amounts due from related parties. Such amounts primarily represent rent, telecommunications expenses, routine office expenses and shared personnel expenses for fiscal 2000 and salary advances for fiscal 1999.

    For the years ended December 31, 2000, 1999, and 1998, the Company was involved in a consulting arrangement with its chairman, pursuant to which, the Company paid $189,000, $275,000, and 200,000, per year respectively, for the services provided.

    In 1999 and 1998, Orchard Capital, Orchard Telecom and CIM (all related parties) incurred approximately $320,000, and $336,000, respectively, in expenses (consisting of rent, telecommunications expenses, routine office expenses and shared personnel expenses) on the Company's behalf which were repaid in full. During 1998, the Company also reimbursed expenses incurred on the Company's behalf of approximately $19,000 per month relating to a subleasing arrangement with CIM Group, LLC for the office space of our former headquarters in Los Angeles, California.

    During 2000, CIM, a related party, subleased 26% of the Company's headquarters. Amounts incurred under the sublease were $139,508. During 1999 and 1998, the Company incurred approximately $316,373, $210,454 and $117,000 in expenses (consisting of telecommunications, shared personnel and routine office expenses) on behalf of Orchard Capital, Orchard Telecom,

CIM, and MAI Systems Corporation, also a related party.

     In connection with the private placement offering in June 1998, certain related parties were directly associated with the investor groups that provided the funding to the Company.

(6)  Agreements with OnLine Service Providers

     Amounts expensed under agreements with on line service providers are included in sales and marketing expense. For the years ended December 31, 2000, 1999, and 1998, total amounts expensed were $4,435,628, $2,220,320, and
$2,959,313, respectively. As of December 2000, agreements with all significant online service providers had expired.

     Expenses are typically allocated through impressions and various service banners throughout a particular site. As the impressions were utilized, the Company expensed the associated value of these impressions in the period incurred. Additional sign-up bounty fees and commissions were expensed at the time of customer subscription and recording of customer revenue.

(c)  Infobeat

     In July 1999 the Company entered into a two year marketing agreement with Infobeat LLC ("Infobeat"). The agreement provided for Infobeat to incorporate a certain number of J2 ad impressions, as defined, in the Infobeat e-mail service over the term of the contract. In consideration for the services provided by Infobeat, the Company made a one year advance payment of $997,500. Concurrent with the Company's payment to Infobeat, the agreement provided for InfoBeat's parent to purchase an equal amount of the Company's common stock at the July 23, 1999 IPO date.

     Additionally, both Infobeat and the Company have termination options at various dates during the contract, as defined. One of the early buyout provisions allows Infobeat's consideration to the Company to include remaining parent shares with credit for such shares at the IPO price. As a result of this a put feature associated with the shares, the Company classified the $997,500 of the common stock outside of stockholders equity in the accompanying December 31, 2000 and 1999 balance sheets.

(7)  Income Taxes

The income tax provision for all years presented is comprised of state minimum tax expense. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of deferred income taxes are as follows:



                                                                                   December 31,
                                                                   -------------------------------------------------
                                                                       2000               1999              1998
Deferred tax assets:
         Net operating loss carryforwards.........                   41,021,880       $ 13,846,020       $ 6,863,361
         Tax credit carryforwards.................                      643,000                 --                --
         Accrued expenses.........................                    1,231,504       $     70,194           127,350
         Other....................................                      172,832                 --                --
                                                                   ------------       ------------       -----------
                                                                     43,069,216       $ 13,916,214         6,990,711
         Less valuation allowance.................                  (43,069,216)       (13,916,214)       (6,990,711)
                                                                   ------------       ------------       -----------
         Net deferred assets......................                 $        --        $         --                --
                                                                   ============       ============       ===========

     The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences and net operating loss carryforwards where it is not more likely than not the Company will receive future tax benefits. The net change in the valuation allowance for the years ended 2000, 1999 and 1998 was $29,153,102, $6,925,503, and $4,830,814 and
respectively.

     As of December 31, 2000, the Company has Federal and state net operating losses (NOL) carryforwards including amounts acquired in the 2000 acquisitions of SureTalk and eFax, of approximately $110 million and $31 million, respectively. These NOL carryforwards will expire through year 2020 for Federal NOLs and 2010 for state NOLs. In addition, the Company has Federal and state research and development tax credits of $355,000 and $288,000, respectively, which expire through year 2020 for Federal and indefinitely for state purposes.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating losses may be limited as a result of such an "ownership change," as defined in the Internal Revenue Code. The net operated loss carryforwards attributable to the Suretalk and eFax subsidiaries before their acquisition by the Company may be further limited according to these provisions.

     Income tax expense differs from the amount computed by applying the Federal corporate income tax rate of 34% to loss before income taxes as follows (in percentages):

                                                                  Year ended December 31
                                                             2000                1999          1998
Statutory tax rate............................            (34.0)%              (34.0)%       (34.0)%
Change in valuation allowance.................             30.5%                39.7          41.0
State income taxes, net.......................             (6.0%)                (6.)         (5.9)
Goodwill......................................              5.6%                  --            --
Other.........................................              3.9%                  .3           (1.)
                                                          ------               ------        ------
  Effective tax rate..........................              0.0%                  0.%          0.1%
                                                          ======               ======        ======

(8)   Stock Option Plan

   In November 1997, the Board of Directors adopted the JFAX Communications, Inc. 1997 Stock Option Plan (the 1997 Plan). Under the 1997 Plan, 2,000,000 authorized shares of common stock are reserved for issuance of options. An additional 210,000 shares were authorized for issuance of options outside the 1997 Plan. These options are treated by the Company as warrants. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's common stock on the date of grant for nonstatutory stock options. At December 31, 2000 and 1999, 298,990 and 85,173 options were exercisable under the 1997 Plan, at a weighted average exercise price of $23.87 and $5.56 respectively. Stock options generally expire after 10 years and vest over a three-four year period. In connection with the grant of 190,500 and 211,719 options during 1999 and 1998 respectively, the Company recorded $1,323,476 and $573,750 of deferred compensation cost as these options were granted at exercise prices below the respective market values at the dates of grant. The deferred compensation cost is amortized to expense over the three year vesting period of such options using the straight line method.

   At December 31, 2000, there were 534,679 additional shares available for grant under the 1997 Plan. The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 were $3.00, $14.82, and $4.70, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%, 5.5%, and 4.6% for 2000, 1999 and 1998, respectively, volatility rate of 50%, and an expected life of 5 years.

The Company applies APB Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders for fiscal 2000, 1999, and 1998, would have been increased to the pro forma amounts indicated below:

                                        2000          1999          1998
                                     -----------   -----------   -----------
Net loss attributable to
  common stockholders
     As reported..................   $22,218,806   $19,010,974   $17,727,556
     Pro forma....................   $24,775,958   $20,686,600   $17,896,556
Basic loss per common share
     As reported..................          2.44          2.71          3.20
     Pro forma....................          2.72          2.96          3.24
Diluted loss per common share
     As reported..................          2.44          2.71          3.20
     Pro forma....................          2.72          2.96          3.24

   The following is a summary of stock option activity:

                                                                           Number              Weighted-average
                                                                          of shares             exercise price
                                                                          ---------             --------------
Options outstanding at December 31, 1997                                    480,313                    3.96
     Granted                                                                222,656                    9.36
     Exercised                                                              (30,937)                   1.24
     Canceled                                                               (69,307)                   3.20
                                                                          ---------
Options outstanding at December 31, 1998                                    602,725                    6.12
                                                                          ---------
     Granted                                                                379,125                   24.56
     Exercised                                                              (10,552)                   3.84
     Canceled                                                               (24,986)                  10.40
                                                                          ---------
Options outstanding at December 31, 1999                                    946,312                   13.48
                                                                          ---------
     Granted                                                              1,214,601                   18.66
     Exercised                                                              (13,379)                   6.64
     Canceled                                                              (682,213)                   9.93
                                                                          ---------
Options outstanding at December 31, 2000                                  1,465,321                   19.49
                                                                          =========

   At December 31, 2000, the exercise prices of all options ranged from $2.80 to $302.63 with a weighted-average remaining contractual life of 8.4 years.


                                          Options Outstanding                Options Exercisable
                                --------------------------------------     ------------------------
                                                 Weighed
                                  Number         Average      Weighed        Number        Weighed
                                Outstanding     Remaining     Average      Exercisable     Average
                                December 31,   Contractual    Exercise     December 31,    Exercise
Range of exercise prices           2000           Life         Price          2000           Price
- ------------------------        ------------   -----------    --------     ------------    --------
$  2.80-$  3.20                    234,573         6.2         $  3.02        234,573       $  3.02
$  4.51-$  6.40                     69,498         9.2         $  5.15          9,394       $  5.56
$  6.88-$  9.60                    768,087         8.9         $  7.94        142,305       $  7.70
$ 17.12-$ 24.44                    107,373         8.9         $ 17.20         36,810       $ 17.26
$ 32.00-$ 44.17                    192,547         8.5         $ 32.94         67,899       $ 33.44
$ 58.27-$ 60.15                      1,339         7.1         $ 58.28            673       $ 58.29
$ 90.23-$121.71                     62,810         8.8         $102.11          6,954       $114.11
$177.63                             14,963         8.6         $177.63          3,637       $177.63
$281.95-$302.63                     14,131         8.3         $287.38          6,745       $288.35
                                 ---------         ---         -------        -------       -------
                                 1,465,321         8.4         $ 19.49        508,990       $ 16.08

   At December 31, 2000, 1999, and 1998, 508,990, 382,604, 295,172 options respectively, were exercisable.

(9)   Long Term Debt

Long term debt consists of the following:

                                                                                        December 31,
                                                                               -----------------------------
                                                                                    2000            1999
                                                                                    ----            ----
Loan payable secured by certain computer equipment bearing interest at
15%. Monthly principal and interest payments of $26,086 from April 21,
1998 to April 2001.............................................................     154,141          421,247

Loan payable secured by certain computer equipment bearing interest at
15%. Monthly principal and interest payments of $5,879 from December
22, 1998 to December 2001......................................................      75,809          130,114

Loan payable secured by certain computer equipment bearing interest at rates ranging from 17.17 % to 17.74%. Monthly principal and interest
payments range from  $2,867 to $31,077 from May 2002 to March 2003.............     645,263          676,974

Unsecured loan payable bearing interest at 5.92%. Monthly principal and
interest payments are $65,746 from July 23, 1999 to January 22, 2002...........     825,894        1,548,672
                                                                                 ----------        ---------
                                                                                  1,701,107        2,777,007

Less current installments of long term debt....................................  (1,284,719)      (1,239,650)
                                                                                 ----------        ---------
      Long term debt, excluding current installments...........................     416,388        1,537,357
                                                                                 ==========        =========

At December 31, 2000, annual maturities of long-term debt are as follows:

    2001................................................................................        $ 1,284,719
    2002................................................................................            388,492
    2003................................................................................             27,896
                                                                                                -----------
                                                                                                $ 1,701,107
                                                                                                ===========

(10) Employee Benefit Plan

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employees' contributions at the discretion of the Company's Board of Directors. To date, the Company has not matched employee contributions to the 401(k) savings plan.

(11) Commitments and Contingencies

(a)  Leases

     The Company leases certain facilities and equipment under noncancelable capital and operating leases which expire at various dates through 2010. The Company sub-leases a portion of its corporate facilities to a related party. The sub-lease expires 2010 and requires monthly payments of approximately $24,000 plus a pro rata share of common expenses.

     Future minimum lease payments at December 31, 2000, under agreements classified as capital and operating leases with noncancelable terms in excess of one year, are as follows:

                                                                    Capital leases  Operating leases
                                                                    --------------- ----------------
      Fiscal year:
               2001                                                        $326,051          440,282
               2002                                                         172,610          303,395
               2003                                                           5,684          347,280
               2004                                                                          347,280
               2005                                                                          347,280
               Thereafter                                                                  1,416,422
                                                                                           ---------
                        Total minimum lease payments                        504,345        3,201,939
                                                                                           ---------
     Amounts representing interest                                          (41,557)
                                                                           --------
                        Present value of net minimum lease payments         462,788
     Less current maturities                                                295,138
                                                                           --------
                        Long-term maturities                               $167,650
                                                                           ========

Rental expense was for the years ended December 31, 2000, 1999, and 1998 was $561,125, $295,431, and $346,515, respectively.

(12) Loss Per Share

     As discussed in note 1, the Company adopted SFAS No. 128 for all periods presented. The following table illustrates the computation of basic and diluted loss per common share under the provisions of SFAS No. 128:

                                            Year ended December 31
                                            ----------------------
                                        2000          1999         1998
                                        ----          ----         ----

Numerator--numerator for basic and
   diluted loss per common share:
   Net loss                        $(22,218,806)  (17,439,103) (17,233,033)
   Premiums on Preferred Stock               --      (877,721)          --
   Dividends on Preferred Stock              --      (553,064)    (386,915)
   Accretion to Preferred Stock
       redemption                            --      (141,086)    (107,608)
                                     ----------   -----------  -----------


Numerator for basic and diluted
 loss per common share             $(22,218,806)  (19,010,974) (17,727,558)
                                     ==========   ===========  ===========

Denominator:

Denominator for basic loss per
 common share--weighted average
 number of common shares
 outstanding during the period        9,121,236     7,024,748    5,545,490
                                     ----------   -----------  -----------


Denominator for diluted loss per
 common share                         9,121,236     7,024,748    5,545,490
                                     ==========   ===========  ===========
Basic and diluted loss per
 common share                             (2.44)        (2.71)       (3.20)
                                     ==========   ===========  ===========

     The computation of diluted loss per share for each of the years in the three-year period ended December 31, 2000 excludes the effects of incremental common shares attributable to the assumed exercise of outstanding common stock options and warrants because their effect would be antidilutive. Redeemable common shares outstanding have been included in the computation of both basic and diluted loss per share.


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

(14) Business acquisitions

SureTalk.com, Inc.

     On January 26, 2000, the Company acquired all of the outstanding stock of SureTalk.com, Inc. for $12 million in common stock, valued at the average closing price at the acquisition date. SureTalk.com, Inc. was a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The acquisition will be accounted for as a purchase transaction with substantially all of the purchase price allocated to goodwill and other purchased intangibles which will be amortized over 2 to 3 years.

TimeShift, Inc.

     On March 6, 2000 the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in common stock, valued at the average closing price at the acquisition date. TimeShift was a closely held Internet technology company based in San Francisco, California.

eFax.com

     On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc.for $8.2 million including $5.8 million in common stock, valued at the average closing price at the acquisition date, $0.8 million in acquisition costs, and $1.6 million in common stock warrants, valued at their fair value at the acquisition date. eFax.com was a leading provider of unified messaging and communications services. The acquisition was accounted under the purchase method of accounting and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets which are being amortized on a straight line basis over seven years.

     The operations of the above acquired companies are included is in the results of operations and cash flows of the Company from the date of acquisition forward. The following unaudited pro forma information has been prepared assuming that the sale of SureTalk and eFax.com had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the TimeShift transaction is immaterial for all periods presented and therefore is not included in the pro forma information.

                                   Pro forma
                        For the years ended December 31,

(in thousands, except per share data)        2000       1999
                                           -------    -------
(unaudited)
Revenue                                     23,117     12,631
Loss from operations                       (24,773)   (52,145)
Net Loss                                   (22,422)   (57,732)
Basic and diluted loss per share             (1.95)     (5.48)

In connection with the acquisition of eFax.com, the company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntary terminate eFax employees, and for other activities of eFax with j2. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

                                                                   Balance
                             Original                            Remaining at
(thousands)                    Costs          Utilized         December 31, 2000
- --------------------------------------------------------------------------------
eFax duplicate
 phone operations             1,204            134              1,070
eFax duplicate information
 systems                        675             25                600
Workforce reductions            380            300                 80
Occupancy costs                 386             30                356
                              -----            ---              -----
                              2,645            539              2,106
                              =====            ===              =====

The integration of all personnel was completed in March 2001. The integration of our network is underway and will be completed in fiscal 2001.

Certain aspects of the integration plan will be refined as actual cost information is incurred. Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of eFax.com if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be (1) incurred as a reduction of net income if the ultimate amount of the liability exceeds the estimate or (2) recorded as a reduction of goodwill if the ultimate amount of the liability is below the estimate.

(15) Subsequent Event

     On February 8, 2001 the Company's stockholders approved a 1 for 4 reverse stock split.

(16) Quarterly Results (unaudited)

     The following tables contain selected unaudited statement of operations information for each quarter of 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                        Year Ended December 31, 2000
                              ------------------------------------------------
                                  Fourth      Third       Second      First
                                 Quarter     Quarter     Quarter     Quarter
                              ------------ ----------- ----------- -----------
                                   (in thousands, except per share data)
Net sales                          4,794        3,266       3,008       2,865
Gross profit                       2,229        1,557       1,332       1,503
Net loss                           5,076        5,908       5,935       5,300
Basic and diluted loss
 per share(1)                        .51          .64         .66         .61
Shares used in computation
 of basic and diluted loss
 per share                     9,860,475    9,005,894   9,004,053   8,671,975

                                        Year Ended December 31, 1999
                              ------------------------------------------------
                                  Fourth      Third       Second      First
                                 Quarter     Quarter     Quarter     Quarter
                              ------------ ----------- ----------- -----------
                                   (in thousands, except per share data)
Net sales                          2,633        1,952       1,647       1,411
Gross profit                       1,393          785         468         357
Net loss                           4,415        8,223       3,331       3,042
Basic and diluted loss
 per share(1)                        .54         1.07         .55         .50
Shares used in computation
 of basic and diluted loss
 per share                     8,213,828    7,699,142   6,078,103   6,077,027

(1) The sum of quarterly per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    None.

                                   PART III

Item 10. Directors And Executive Officers Of The Registrant

     Information required by this Item with respect to Directors may be found in the section captioned "Proposal 1 -- Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2001. Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors, --Executive Officers" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in June 2001. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act may be found in the section captioned "Compliance with
Section 16(a) of the Exchange Act" appearing in the definitive

Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2001. Such information is incorporated herein by reference.

Item 11. Executive Compensation

     Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2001. Such information is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2001. Such information is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 2001. Such information is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) 1. Financial Statements.

The following financial statements are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

Exhibit
- -------
No.        Exhibit Title
- ---
2.1 Agreement and Plan of Merger, dated as of July 13, 2000, among eFax.com, JFAX.COM, Inc. and JFAX.COM Merger Sub, Inc.******
2.2 Stock Purchase Agreement, dated as of January 15, 2000, among JFAX.COM, Inc., the stockholders of SureTalk.Com, Inc. listed therein, and SureTalk.Com, Inc.****

           With respect to exhibits 2.1 and 2.2, such agreements contain a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.

3.1        Certificate of Incorporation, as amended and restated.*
3.1.1 Certificate of Designation of Series B Convertible Preferred Stock of JFAX.com, Inc.*****
3.1.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation.*******
3.2        By-laws, as amended and restated.*
4.1        Specimen of common stock certificate.***
9.1 Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.*
10.1       JFAX Communications, Inc. (JFAX.COM) 1997 Stock Option Plan.*****
10.2 Promissory Note issued by Gary H. Hickox to JFAX Communications, Inc. on October 7, 1998, due October 7, 2001.**
10.3 Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation regarding consulting services provided to j2.
10.4       Employment Agreement for Nehemia Zucker, dated March 21,
           1997.*
10.4.1 Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc. on April 11, 1997, due March 31, 2001.**
10.5       Consulting Agreement for Boardrush Media LLC, dated as of March 17,
           1997.*
10.6 Put Rights, for the benefit of the investors in the June and July 1998 private placements.*
10.7 Registration Rights Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.*
10.8 Registration Rights Agreement, dated as of March 17, 1997, with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan.*
10.8.1 Letter, dated as of June 30, 1998, to Boardrush LLC, Jens Muller, John F. Rieley, Anand Narasimhan, and Nehemia Zucker from Richard S. Ressler regarding the Registration Rights Agreement, dated as of March 17, 1997, among JFAX Communications, Inc., Boardrush LLC, Jens Muller, John F. Rieley, Anand Narasimhan, and Nehemia Zucker.**
10.9 Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc. and Michael P. Schulhof.**
10.10 Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard S. Ressler regarding the Stock Option Agreement, dated as of January 24, 1997, between JFAX Communications, Inc. and Michael P. Schulhof.**
10.11 Purchase Agreement, dated as of July 2, 1998, relating to $5 million of preferred stock and warrants.**
10.12      Consent to Amendment of Purchase Agreement, dated as of April 16,
           1999.**
10.13      Form of warrant pursuant to such Purchase Agreement.**
10.14 Master Loan and Security Agreement, dated as of March 10, 1998, by JFAX Communications, Inc. in favor of Transamerica Business Credit Corporation.**
10.15 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on April 21, 1998 due May 1, 2001.**

10.16 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on December 22, 1998 due January 1, 2002.**
10.17 Amended and Restated Promissory Note issued by Boardrush LLC to JFAX Communications, Inc. dated January 1, 2000 due December 31, 2002.
10.18 Modification Agreement between Boardrush Media, LLC and J2 Global regarding consulting services.
10.19 Employment Agreement, dated as of January 26, 2000, between JFAX.COM, Inc. and Steven J. Hamerslag.*****
10.20 Employment Agreement, dated February 17, 2000, between JFAX.COM, Inc. and R. Scott Turicchi.*****
10.21 Escrow Agreement, dated as of January 26, 2000, among City National Bank, JFAX.COM, Inc. and Steven J. Hamerslag.*****
10.22 Promissory Note, dated January 26, 2000, from and Steven J. Hamerslag in favor of JFAX.COM, Inc.*****
10.23      Letter Agreement dated December 31, 2000 between j2 Global and
           Steven Hamerslag regarding, among other things, termination of employment agreement and promissory note.
21.1       List of subsidiaries of the Company.
23.1       Consent of KPMG LLP.

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

**** Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.

***** Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000.

****** Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission on August 28, 2000, Registration No. 333-44676.

******* Incorporated by reference to the Company's Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.

(b) Reports on Form 8-K during the fourth quarter of 2000:

Form    Item      Description                          Filing Date
- ----    ----      -----------                          -----------
 8K     9         Regulation FD disclosure             October 31, 2000

 8K     2.7       Acquisition of eFax.com              December 7, 2000

 8K     5.7       Announcement of special meeting of
                  stockholders to vote on reverse
                  stock split                          December 27, 2000

    Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated on April 2, 2001:

              Signature                                 Title
           ---------------              --------------------------------------

      /s/ Richard S. Ressler
      _______________________           Chairman of the Board and a Director
         Richard S. Ressler


      /s/ Nehemia Zucker
      _______________________           Chief Financial Officer
           Nehemia Zucker               (Principal Financial Officer)


      /s/ Greggory Kalvin
      _______________________           Vice President Finance
          Greggory Kalvin               (Principal Accounting Officer)

      /s/ John F. Rieley
      _______________________           Director
           John F. Rieley


      /s/ Michael P. Schulhof
      _______________________           Director
        Michael P. Schulhof


      /s/ Robert J. Cresci
      _______________________           Director
          Robert J. Cresci


      /s/ Douglas Y. Bech
      _______________________           Director
         Douglas Y. Bech


      /s/ Steven J. Hamerslag
      _______________________           Director
        Steven J. Hamerslag
                j2 Global Communications, Inc. and Subsidiaries
                Schedule II: Valuation and Qualifying Accounts
                                (in thousands)

                                       Balance at     Additions:                                          Balance at
                                       Beginning      Charged to                                             End
                                           of         Costs and      Deductions:    Reclassifications         of
Description                              Period        Expenses      Write-offs       and other (a)         Period
- --------------------------------------------------------------------------------------------------------------------
Year Ended
December 31, 2000:

Allowance for Doubtful Accounts        $        -     $      178     $      (34)    $             403     $      547

Year Ended
December 31, 1999:

Allowance for Doubtful Accounts        $        -     $        -     $        -     $               -     $        -

Year Ended
December 31, 1998:

Allowance for Doubtful Accounts        $        -     $        -     $        -     $               -     $        -

(a) Amount due to acquisition of eFax.com and related accounts receivable