Form 10-K405/A
period 2000-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2001-04-30
CIK 1084048

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                  FORM 10-K/A


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

                               Explanatory Note

     This Amended Annual Report on Form 10-K/A is being filed for the sole purpose of including in this Amended Annual Report, in accordance with Instruction G(3) to Form 10-K, the items comprising the Part III information (Items 10, 11, 12, and 13). In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the 2000 Annual Report on Form 10-K.

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

Faxing
------

     Faxing continues to be a popular method to conduct business in the United States and throughout the world evidenced by the estimated 100 million fax machines in use.

     In 1999, a leading industry consultant estimated that the worldwide transmission costs of faxing were $80 billion. The total number of pages faxed in the US alone is projected to be 192 billion for 2001.

Conference Calling
-------------------

     Conference calling is a stable market estimated to be in excess of $1 billion annually.

Unified Communications and Messaging
------------------------------------

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

     All of our network equipment is housed either at our Los Angeles leased space or at a third party billing administrator in Chicago, Illinois.

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

                                                  HIGH       LOW
                                                  ----       ---
Year Ended December 31, 2000
  First Quarter                                   28.50     19.50
  Second Quarter                                  19.25      5.50
  Third Quarter                                   13.75      4.75
  Fourth Quarter                                   5.63      1.13
Year Ended December 31, 1999
  Third Quarter                                   38.00     19.00
  Fourth Quarter                                  30.72     16.24

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

                                                                       Year Ended December 31,
                                                                       -----------------------

                                                          2000       1999       1998       1997      1996
                                                          ----       ----       ----       ----      ----
Statement of Operations Data:
(in thousands, except for per share data)

Revenues                                                  13,933      7,643      3,520        685         105

Cost of revenue                                            7,312      4,641      3,398        858         150
                                                       ---------   --------   --------   --------  ----------

     Gross profit (loss)                                   6,621      3,002        122       (173)        (45)

Operating expenses:
     Sales and marketing                                   8,671      6,355      4,990      1,069         150
     Research and development                              2,762      1,829      1,226        793          61
     General and administrative                           15,387      7,975      4,948      2,962         512
     Amortization of goodwill and other intangibles        4,374          0          0          0           0
                                                       ---------   --------   --------   --------  ----------

     Total operating expenses                             31,194     16,160     11,164      4,824         723

Operating Loss                                           (24,573)   (13,158)   (11,042)    (4,997)       (768)

Other Income (expenses):
Interest and other Income                                  2,973      1,579        420        215           -
Interest and other Expense                                  (617)    (1,430)    (1,353)         -           -
Increase in market value of put warrants                       -          -     (5,256)         -           -
                                                       ---------   --------   --------   --------  ----------

     Loss before income taxes and extraordinary item     (22,217)   (13,009)   (17,231)    (4,782)       (768)

Income Tax Expense                                             2          2          2          2           1
                                                       ---------   --------   --------   --------  ----------

     Loss before extraordinary item                      (22,219)   (13,011)   (17,233)    (4,784)       (769)
                                                       =========   ========   ========   ========  ==========

Extraordinary item-Loss on
     extinguishment of debt                                    -     (4,428)         -          -           -
                                                       ---------   --------   --------   --------  ----------

Net Loss                                                 (22,219)   (17,439)   (17,233)    (4,784)       (769)
                                                       =========   ========   ========   ========  ==========

Net loss attributable to
     common stockholders                                 (22,219)   (19,011)   (17,728)    (4,784)       (769)

Net Loss per common share:

     Basic                                                 (2.44)     (2.71)     (3.20)     (1.22)      (0.48)
     Diluted                                               (2.44)     (2.71)     (3.20)     (1.22)      (0.48)

Weighted average shares outstanding                    9,121,236  7,024,748  5,545,490  3,934,583   1,601,666

                                                                  Year Ended December 31,
                                                                  -----------------------

                                                    2000          1999       1998         1997      1996
                                                    ----          ----       ----         ----      ----
Balance Sheet Data:
(in thousands)

Cash and cash equivalents                         $ 23,824     $ 12,256    $  7,279     $    23    $  656
Working capital                                     19,676       36,555       6,735          58       479
Total assets                                        65,305       58,625      10,513       2,613       896
Long term debt and put warrants                        416        1,537      12,455           -         -
Redeemable common and preferred stock (1)            7,065        7,820       9,317           -         -
Total stockholders equity (deficiency)              46,057       45,147     (13,317)      1,618       677

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

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $4.4 million in fiscal 2000 from zero in 1999 and 1998. The increase in amortization expenses during fiscal 2000 is primarily attributable to the goodwill and other intangible assets acquired through the acquisitions of the Suretalk and eFax.com.

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

     Net cash used in financing activities was $922,000 for fiscal 2000; the principal use was for net repayments of loans payable. Net cash provided by financing activities was $56,514,000, and $17,800,000, for the years ended 1999 and 1998, respectively. The net increase in 1999 was primarily due to the $73.9 million raised in our initial public offering, reduced by repayments of senior subordinated debt and preferred stock of $10.6 million and $6.8 million, respectively.

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

                        j2 Global Communications, Inc.

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss)





                                                         Common stock         Additional          Treasury Stock
                                                   -----------------------     paid-in        --------------------     Accumulated
                                                     Shares       Amount       capital         Shares      Amount        deficit
                                                   ----------    --------    ------------     --------   ---------      ----------
Balance, December 31, 1997                          4,546,250      45,463      9,546,090          ---         ---      (5,573,205)
Accretion to common stock redemption                      ---         ---       (314,000)         ---         ---             ---
Dividends on mandatorily redeemable
  Preferred stock                                         ---         ---       (386,915)         ---         ---             ---
Accretion to preferred stock redemption                   ---         ---       (107,608)         ---         ---             ---
Issuance of common stock                              947,813       9,478      3,089,522          ---         ---             ---
Exercise of stock options                              30,937         309         38,703          ---         ---             ---
Unearned compensation                                     ---         ---        573,750          ---         ---             ---
Amortization of unearned compensation                     ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (17,233,033)
                                                   ----------    --------    -----------     ---------    --------    ------------
Balance, December 31, 1998                          5,524,999      55,250     12,439,542          ---         ---     (22,806,238)

Issuance of common stock (public offering)          2,098,750      20,988     72,805,504          ---         ---             ---
Exercise of stock options                              11,906         105         41,443          ---         ---             ---
Dividends on mandatorily redeemable
  preferred stock                                         ---         ---       (553,064)         ---         ---             ---
Amortization of preferred stock discount                  ---         ---       (134,994)         ---         ---             ---
Accretion to common stock redemption                      ---         ---     (1,818,658)         ---         ---             ---
Unearned compensation                                     ---         ---      1,323,476          ---         ---             ---
Amortiztion of unearned compensation                      ---         ---            ---          ---         ---             ---
Repayments of notes receivable                            ---         ---            ---          ---         ---             ---
Conversion of Put warrants                                ---         ---      6,318,000          ---         ---             ---
Retirement of preferred stock                             ---         ---     (2,058,971)         ---         ---             ---
Unrealized Gain on Investment                             ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (17,439,103)
                                                   ----------    --------    ------------    ---------    --------    ------------
Balance, December 31, 1999                          7,635,655    $ 76,343     88,362,278          ---         ---     (40,245,341)

Issuance of common stock                            2,976,078      29,761     17,564,566          ---         ---             ---
Issuance of warrants for the acquisition of eFax          ---         ---      1,558,725          ---         ---             ---
Acquisition of treasury stock                             ---         ---            ---      (62,733)   (760,618)            ---
Exercise of stock options and warrants                365,670       3,657         86,599          ---         ---             ---
Stock issued for reduction of note payable                ---         ---      3,069,162          ---         ---             ---
Unearned compensation                                  20,000         200        422,200          ---         ---             ---
Amortization of unearned compensation                     ---         ---       (396,259)         ---         ---             ---
Repayments of notes receivable                            ---         ---            ---          ---         ---             ---
Unrealized loss on investment                             ---         ---            ---          ---         ---             ---
Net loss                                                  ---         ---            ---          ---         ---     (22,218,806)
                                                   ----------    --------    ------------    ---------   ----------   ------------
Balance, December 31, 2000                         10,997,402     109,974    110,667,271      (62,733)   (760,618)    (62,464,147)
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
                                                           =============            =============         ===============



                                                             Stockholders'      Comprehensive
                                                                 equity            Income
                                                              (deficiency)         (Loss)
                                                             ---------------    -------------
Balance, December 31, 1997                                        1,618,349             ---

Accretion to common stock redemption                               (314,000)            ---
Dividends on mandatorily redeemable Preferred stock                (386,915)            ---
Accretion to preferred stock redemption                            (107,608)            ---
Issuance of common stock                                          3,000,000             ---
Exercise of stock options                                            39,012             ---
Unearned compensation                                                   ---             ---
Amortization of unearned compensation                                67,548             ---
Net loss                                                        (17,233,033)    (17,233,033)
                                                             --------------     -----------
Balance, December 31, 1998                                      (13,316,647)    (17,233,033)
                                                             ==============     ===========

Issuance of common stock (public offering)                       72,826,492             ---
Exercise of stock options                                            41,548             ---
Amortization of mandatorily redeemable preferred cost issu          (33,857)            ---
Dividends on mandatorily redeemable preferred stock                (553,064)            ---
Amortization of warrants                                           (101,137)            ---
Accretion to common stock redemption                             (1,818,658)            ---
Unearned compensation                                                     0             ---
Amortiztion of unearned compensation                                414,235             ---
Repayments of notes receivable                                      219,381             ---
Conversion of Put warrants                                        6,318,000             ---
Retirement of preferred stock                                    (2,058,971)            ---
Unrealized Gain on Investment                                       649,046         649,046
Net loss                                                        (17,439,103)    (17,439,103)
                                                             --------------     -----------
Balance, December 31, 1999                                       45,147,265     (16,790,057)
                                                             ==============     ===========

Issuance of common stock                                         17,594,327             ---
Issuance of warrants for the acquisition of eFax                  1,558,725             ---
Acquisition of treasury stock                                           ---             ---
Exercise of stock options and warrants                               90,269             ---
Stock issued for reduction of note                                3,069,162             ---
Unearned compensation                                                   ---             ---
Amortization of unearned compensation                               432,774             ---
Repayments of notes receivable                                      132,179             ---
Unrealized loss on investment                                      (649,046)       (649,046)
Reclassification of shareholder notes                               900,001             ---
Net loss                                                        (22,218,806)    (22,218,806)
                                                             --------------     -----------
Balance, December 31, 2000                                       46,056,850     (22,867,852)
                                                             ==============     ===========


                        j2 Global Communications, Inc.
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

    In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions
Involving Stock Compensation, an Interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

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
                                                 Weighed
                                  Number         Average      Weighed        Number        Weighed
                                Outstanding     Remaining     Average      Exercisable     Average
                                December 31,   Contractual    Exercise     December 31,    Exercise
Range of exercise prices           2000           Life         Price          2000           Price
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

                                                                   Balance
                             Original                            Remaining at
(thousands)                    Costs          Utilized         December 31, 2000
--------------------------------------------------------------------------------
eFax duplicate
 phone operations             1,204            134              1,070
eFax duplicate information
 systems                        675             75                600
Workforce reductions            380            300                 80
Occupancy costs                 386             30                356
                              -----            ---              -----
                              2,645            539              2,106
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

                                        Year Ended December 31, 2000
                              ------------------------------------------------
                                  Fourth      Third       Second      First
                                 Quarter     Quarter     Quarter     Quarter
                              ------------ ----------- ----------- -----------
                                   (in thousands, except per share data)
Net sales                          4,794        3,266       3,008       2,865
Gross profit                       2,229        1,557       1,332       1,503
Net loss                           5,076        5,908       5,935       5,300
Basic and diluted loss
 per share(1)                        .51          .66         .66         .61
Shares used in computation
 of basic and diluted loss
 per share                     9,860,475    9,005,894   9,004,053   8,671,975

                                        Year Ended December 31, 1999
                              ------------------------------------------------
                                  Fourth      Third       Second      First
                                 Quarter     Quarter     Quarter     Quarter
                              ------------ ----------- ----------- -----------
                                   (in thousands, except per share data)
Net sales                          2,633        1,952       1,647       1,411
Gross profit                       1,393          785         468         357
Net loss                           4,415        8,223       3,331       3,042
Basic and diluted loss
 per share(1)                        .54         1.07         .55         .50
Shares used in computation
 of basic and diluted loss
 per share                     8,213,828    7,699,142   6,078,103   6,077,027

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    None.

                                   PART III

Item 10. Directors And Executive Officers Of The Registrant

Directors

     The names of our directors, their ages at April 16, 2001, and certain other information about them are set forth below:

                                                                                                 Director
                                                                                                 --------
Name                    Age                           Principal Occupation                        Since
----                    ---                           --------------------                        -----
Richard S. Ressler         43      President, Orchard Capital Corporation                          1997
John F. Rieley             58      Co-Founder, j2 Global Communications, Inc.                      1995
Michael P. Schulhof        58      Private Investor                                                1997
Robert J. Cresci           57      Managing Director of Pecks Management Partners Ltd.             1998
Steven J. Hamerslag        44      Managing Partner of Fortuna Ventures                            2000
Douglas Y. Bech            55      Chairman and CEO of Raintree Resorts International, Inc.        2000

There is no family relationship between any director of the Company and any executive officers of the Company.

     Richard S. Ressler has been Chairman of the Board and a director since 1997. He is the managing member of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. He was the chief executive officer of the Company from March 1997 until January 2000. Mr. Ressler is a co-founder and principal of CIM Group, LLC, a real estate investment, development and management company. He has been a principal of CIM Group since 1994. Mr. Ressler has been the Chairman of the Board of MAI Systems Corporation, a software and network computing company, since 1995. He served as MAI's chief executive officer from 1995 to 1997. Since March 2000, Mr. Ressler has been Chairman of the Board of Express One International, Inc., an ACMI (aircraft, crew, maintenance and insurance) operator of cargo aircraft. Mr. Ressler is the founder and president of Orchard Capital Corporation, a firm that provides investment capital and advice to companies in which Orchard Capital or its affiliates have made investments. Mr. Ressler has been a principal of Orchard Capital since 1994.

     John F. Rieley is a co-founder and has been a director of the Company since 1995. From December 1995 when the Company was founded until March 1997, he held various offices with the Company. After March 1997, he has provided consulting services to the Company under an agreement between the Company and Boardrush Media LLC, one of the Company's principal stockholders. He has managed, marketed and consulted on other projects in the media field, the airline industry and in public affairs.

     Michael P. Schulhof has been a director of the Company since 1997. Mr. Schulhof is a private investor in the media, communications and entertainment industry. From 1993 to 1996, he was president and chief executive officer of Sony Corporation of America. Mr. Schulhof is a trustee of Brandeis University, the Lincoln Center for the Performing Arts, New York University Medical Center and the Brookings Institution. He is a member of the Council on Foreign Relations and the Investment and Services Policy Advisory Committee to the U.S. Trade Representative. Mr. Schulhof is a director of SportsLine, USA, Inc., an Internet-based sports media company.

     Robert J. Cresci has been a director of the Company since 1998. Mr. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., E-Stamp Corporation, and several private companies.

     Steven J. Hamerslag has been a director of the Company since November 2000, and served as j2's Chief Executive Officer and President from January 2000 through December 2000. Since January 2001, Mr. Hamerslag has been managing partner of Fortuna Ventures, an early stage technology investment firm. Previously, since July 1999, he had been chief executive officer of SureTalk.com, Inc., a closely held Internet-based messaging and communications company that the Company acquired on January 26, 2000. Prior to joining SureTalk, Mr. Hamerslag was vice chairman, until May 1998, and prior to that chief executive officer, until April 1996, of MTI Technology, Inc., an international provider of data storage management products and services.

     Douglas Y. Bech has served as a director of the Company since November 2000. From August 1988 through November 2000 he served as a director of eFax.com. Since August 1997, Mr. Bech has served as chairman and chief executive officer of Raintree Resorts International, Inc., a company that owns and operates luxury vacation ownership resorts. Mr. Bech was a founding partner, and since August 1994 has served as a managing director, of Raintree Capital LLC, a merchant banking firm. In addition, from October 1994 to October 1997, Mr. Bech was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a law firm. Mr. Bech holds a B.A. in Political Science from Baylor University and a J.D. from The University of Texas Law School. Mr. Bech is a director of Frontier Oil Corporation, Pride Companies, L.P. and several private companies.

Executive Officers

     The name, age and title of each of the Company's executive officers (other than executive officers who are nominees for director), business experience for at least the past five years and certain other information concerning each executive officer have been furnished by the executive officer and are included below. Executive officers are elected by the Company's board of directors following the annual meeting of our stockholders.

     Nehemia Zucker, 44, has been the Company's Chief Financial Officer since 1996 and since December 2000 has also managed the Company's Web Channel. Prior to joining the Company in 1996, he was chief operations manager of Motorola's EMBARC division, which packages CNBC and ESPN for distribution to paging and wireless networks. From 1980 to 1996, Mr. Zucker held various positions in finance, operations and marketing at Motorola in the United States and abroad.

     Leo D'Angelo, 38, has been the Company's Chief Technology Officer since March 2000. Mr. D'Angelo previously held the position of founder and chief technology officer at TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet. The Company acquired the assets of TimeShift on March 1, 2000. Before founding TimeShift in 1997, Mr. D'Angelo was responsible for the design and implementation of Fidelity Investments' equity trading floor.

     R. Scott Turicchi, 37, has been the Company's Executive Vice President, Corporate Development since March 2000 and since December 2000 has also managed the Company's Corporate Channel. He also served as a director of the Company from 1998 through 2000. From 1990 to 2000, Mr. Turicchi was a managing director in Donaldson, Lufkin & Jenrette Securities Corporation's investment banking department. At DLJ, he was responsible for corporate finance activities, including public equity offerings, high grade and high yield debt offerings, private equity placements and mergers and acquisitions advisory services.

     Bita Klein, 41, has been the Company's Vice President, Customer Service since March 2000. From March 1999 until she joined the Company, Ms. Klein served as director of support and services at iSearch, an Internet company providing software for career centers. Prior to that, beginning 1997, Ms. Klein served as director of customer care at IMA, a customer relationship software company. Prior to IMA, Ms. Klein held various managerial and technical positions at FileNET, a software imaging company.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers (as defined in Rule 16a-1(f)), directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% stockholders were complied with during the fiscal year ended December 31, 2000.

Item 11. Executive Compensation

Summary Compensation Table

     The following table shows, as to the Company's Chairman and former Chief Executive Officer, and each of the Company's other four most highly compensated executive officers who were serving as executive officers during the last fiscal year, information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.

                                                                                             Long Term
                                                                                           Compensation
                                                                                           ------------
                                                                                 Securities
                                                    Annual Compensation          Underlying           All Other
                                                    -------------------
Name and Principal Position            Year       Salary($)       Bonus($)       Options(#)        Compensation($)
---------------------------            ----       ---------       --------       ----------        ---------------
Richard S. Ressler/(1)/                   2000        176,750             0            12,500                      0
     Chairman and Former                  1999        237,500             0           125,000                      0
     Chief Executive Officer              1998        200,000             0                 0                      0

Steven J. Hamerslag/(2)/                  2000        181,731             0      600,000/(3)/                      0
     Former President and                 1999              0             0                 0                      0
     Chief Executive Officer              1998              0             0                 0                      0

Nehemia Zucker                            2000        172,019        35,000            17,792                      0
     Chief Financial Officer              1999        150,000        43,125             5,125                      0
                                          1998        150,000        31,250             3,125                      0

Leo D'Angelo                              2000        140,577             0            30,000                      0
     Chief Technology Officer             1999              0             0                 0                      0
                                          1998              0             0                 0                      0

R. Scott Turicchi                         2000        181,731             0           212,500                      0
     Executive VP, Corp Dev               1999              0             0                 0                      0
                                          1998              0             0                 0                      0

________________

(1) Mr. Ressler is an employee of Orchard Capital Corporation, which provides his services to the Company through a consulting agreement. Mr. Ressler served as the Company's Chief Executive Officer from March 1997 until January 2000.

(2) Mr. Hamerslag resigned as President and Chief Executive Officer effective December 31, 2000.

(3) Consisted of options to acquire to acquire 300,000 shares of j2 Global common stock and 300,000 shares issuable upon conversion of 120 shares of the Company Series B Convertible Preferred Stock. These options and shares were canceled effective December 31, 2000 in connection with Mr. Hamerslag's resignation as President and Chief Executive Officer.

Options Granted in Last Fiscal Year

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended December 31, 2000 to the Company's executive officers named in the Summary Compensation Table, to all current executive officers as a group, to all current directors who are not executive officers as a group and to all other employees as a group:

                                                                 Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential
                                                                                                Realizable Value at
                            Number of       % of Total                                             Assumed Annual
                            Securities       Options                                               Rates of Stock
                            Underlying       Granted              Exercise                       Price Appreciation
                              Options      To Employees            Price                        for Option Term /(1)/
                           Granted (#)     In Fiscal year          ($/SH)       Expiration     ------------------------
                              /(2)/            /(3)/              /(4)(5)/         Date          5% ($)       10% ($)
                           -----------     --------------         --------      ----------     ----------   -----------
Richard S. Ressler               12,500         1.1%                6.88        7/12/10           54,085        137,062

Steven J. Hamerslag        300,000/(7)/        25.5%                8.24        7/12/05        1,554,628      3,939,731

Nehemia Zucker                   17,792         1.5%                8.24        4/14/10           92,200        233,652

Leo D'Angelo                     30,000         2.5%                8.24        4/14/10          155,463        393,973

R. Scott Turicchi               212,500        18.1%                8.24        7/12/10        1,101,194      2,790,643

                                                                   Total Grants
-----------------------------------------------------------------------------------------------------------------------
                                                                                                     Potential
                                                                                                Realizable Value at
                            Number of       % of Total                                             Assumed Annual
                            Securities       Options                                               Rates of Stock
                            Underlying       Granted              Exercise                       Price Appreciation
                              Options      To Employees            Price                        for Option Term /(1)/
                           Granted (#)     In Fiscal year          ($/SH)       Expiration     ------------------------
                              /(2)/            /(3)/              /(4)(5)/         Date          5% ($)       10% ($)
                           -----------     --------------         --------      ----------     ----------   -----------
All current                      12,500         1.1%                6.88        7/12/10            54,085       137,062
 executive officers              62,792         5.3%                8.24        4/14/10           325,394       824,612
 as a group (5                  212,500        18.1%                8.24        7/12/10         1,101,194     2,790,643
 officers)

 All current                    300,000        25.5%                8.24        7/12/10         1,554,628     3,939,731
  directors who are              37,500                             6.88        7/12/10           162,255       411,186
  not executive
  officers as a
  group (4
  directors)

All other employees             295,469        25.1%                8.24        4/14/10         1,531,147     3,880,228
 as a group                      51,125         4.3%                6.88        7/12/10           221,207       560,583
                                 25,000         2.1%                7.12        7/12/10           111,943       283,686
                                 45,000         3.8%                6.00        9/28/10           169,802       430,310
                                 10,000         0.8%                4.75        9/28/10            29,872        75,703
                           162,715/(6)/        13.8%               /(6)/          /(6)/         9,036,304    16,427,432

________________

(1) Potential realizable value is based on the assumption that the Company's common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the SEC and do not represent an estimate of future stock price growth.

(2) All stock options granted have 10-year terms and are exercisable with respect to 25% of the shares covered thereby on the anniversary of the date of grant, with full vesting occurring four years following the date of grant. See "--Employment Contracts, Termination of Employment and Change of Control Agreements" for provisions regarding acceleration of the vesting of options.

(3) There were stock options and warrants granted to the Company employees in 2000 to acquire a total of 1,177,101 shares of j2 Global common stock, including all options granted to Messrs. Ressler and Hamerslag, but excluding options granted to our other directors.

(4) Options were granted at an exercise price equal to the market value of the Company's common stock as listed on The Nasdaq National Market.

(5) The exercise price and tax withholding obligations may be paid in cash and, subject to certain conditions or restrictions, by delivery of already-owned shares.

(6) These options were issued at the closing of the eFax.com acquisition in exchange for eFax.com options outstanding at that date. Their exercise prices range from $4.51 to $302.63 and their expiration dates range from 4/25/06 to 7/24/10.

(7) These options were canceled effective December 31, 2000 in connection with Mr. Hamerslag's resignation as President and Chief Executive Officer.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values


     No options were exercised by any of the Company's executive officers during the year ended December 31, 2000. The value of the options held at the end of the year are set forth in the following table:

Name                                      Number of Securities Underlying        Value of Unexercised
---
                                           Unexercised Options at Fiscal        In-The-Money Options at
                                                    Year-End (#)               Fiscal Year-End ($) /(1)/
                                             Exercisable/Unexercisable         Exercisable/Unexercisable
                                          -------------------------------      -------------------------
Richard S. Ressler                                          41,667 / 95,833                          0 / 0
Steven J. Hamerslag                                                   0 / 0                          0 / 0
Nehemia Zucker                                              66,292 / 22,250                          0 / 0
Leo D'Angelo                                                     0 / 30,000                          0 / 0
R. Scott Turicchi                                           3,333 / 219,167                          0 / 0

________________
(1) Market value of underlying securities at fiscal year-end ($1.12 per share), minus the exercise price.

Director Compensation

     Directors of the Company who are also officers or consultants of the Company receive no separate compensation for serving as directors. The Company's outside directors, Messrs. Schulhof, Cresci, Hamerslag and Bech are themselves, or are representatives of, significant stockholders. Mr. Bech was designated a director by eFax.com at the closing of our acquisition of eFax.com in November 2000. None of them receive fees for serving as directors. They are, however, reimbursed for their expenses in attending directors' meetings and committee meetings.

     The Company's directors are eligible to participate in the Company's 1997 Stock Option Plan. In July 2000, Messrs. Cresci, Rieley, Schulhof and Ressler (and Zohar Loshitzer, who was a director through November 2000) were each granted 12,500 options to purchase shares of j2 Global common stock at an exercise price of $6.88 per share. See "--Executive Compensation--1997 Stock Option Plan" for a description of the terms of the Company's 1997 Stock Option Plan.

     The services of Mr. Ressler, formerly as Chief Executive Officer and currently as Chairman, are provided to the Company pursuant to a consulting agreement. See "--Executive Compensation--Certain Transactions."

     No options or warrants were exercised by any of the Company's directors in 2000.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

     The Company currently has employment contracts with R. Scott Turicchi and Nehemia Zucker. Prior to his resignation in December 2000, Steven J. Hamerslag, the Company's former President and Chief Executive Officer, provided services under an employment contract. The Company also has a consulting agreement with Orchard Capital Corporation, which supplies the services of Richard S. Ressler, the Company's Chairman, and a consulting agreement with Boardrush Media LLC, which supplies the services of John F. Rieley, a director and co-founder and Jens Muller, a former director and a co-founder. See "--Certain Transactions."

     Mr. Turicchi's Contract. This agreement has no specified term. If the Company terminates Mr. Turicchi without cause or Mr. Turicchi resigns following a constructive without cause termination, the Company will be required to pay Mr. Turicchi 12 months' severance, in the event of a termination occurring during the first year of Mr. Turicchi's employment, six months' severance, in the event of a termination occurring during the second year of Mr. Turicchi's employment, and three months' severance, in the event of a termination occurring during the third year of Mr. Turicchi's employment. A "constructive without cause termination" is defined as a relocation of Mr. Turicchi, a material change in Mr. Turicchi's duties, responsibilities or reporting relationship directly to the Chief Executive Officer or board of directors, or a termination by Mr. Turicchi upon or within 12 months after the occurrence of a change-in-control, as defined in the Company's 1997 Stock Option Plan.

     In connection with the agreement, the Company committed to grant to Mr. Turicchi, subject to an increase in the number of shares reserved for issuance under the Company's 1997 Stock Option Plan, options to purchase 212,500 shares of j2 Global common stock in accordance with the Company's 1997 Stock Option Plan. The Company granted these options to Mr. Turicchi on July 12, 2000 at an exercise price of $8.24 per share. These options have a term of 10 years. Options to acquire one-quarter, or 53,125, of the shares of j2 Global common stock vest on each anniversary of the date Mr. Turicchi commenced employment with the Company, subject to the following:

     In the event of a termination by the Company without cause or a "constructive without cause termination" during the first year of his employment, Mr. Turicchi will vest in all unvested options otherwise scheduled to vest on his first anniversary;

     In the event of a termination by the Company without cause or a "constructive without cause termination" during the second year of Mr. Turicchi's employment, Mr. Turicchi will vest in one-half of the unvested options otherwise scheduled to vest on his second anniversary; and

     All options will vest upon a change of control.

"Change of control" is defined as a single party or affiliated group, not currently affiliated with the Company, acquiring a majority of the Company's outstanding shares of common stock.

     Under the agreement, Mr. Turicchi participates in all of the Company's benefits programs including the Company's semi-annual incentive compensation bonus plan.

     Mr. Zucker's Contract. This employment agreement has no specified term and is terminable at will by either party, but provides for severance payments equal to six months' salary in the event of a termination by the Company without cause. This agreement does not provide for accelerated vesting of any employee options upon termination for any reason, but does provide for accelerated vesting in the event of a change in control of the Company.

     Mr. Hamerslag's Contract. Upon joining the Company as President and Chief Executive Officer in January 2000, Mr. Hamerslag entered into an employment agreement with the Company. This agreement had a four-year term, and was automatically renewed for successive one-year terms unless either the Company or Mr. Hamerslag gave prior notice of termination. The agreement contained no severance obligations. In connection with the agreement, the Company issued 120 shares of the Company Series B Convertible Preferred Stock to Mr. Hamerslag. Each share of the Company Series B Convertible Preferred Stock was convertible into 2,500 shares (for a total of 300,000 shares) of j2 Global common stock, at the election of Mr. Hamerslag, but only following the expiration of the Company's repurchase rights, which are described below, with respect to each share of Series B Convertible Preferred Stock and repayment by Mr. Hamerslag of the applicable portion of the promissory note, which is described below. As consideration for the shares of Series B Convertible Preferred Stock, Mr. Hamerslag issued to the Company a promissory note for $7,125,000, or $23.75, the market price per share for the Company's common stock on the date Mr. Hamerslag commenced employment, multiplied by 300,000. The note was non-recourse, but was secured by a pledge of Mr. Hamerslag's shares of Series B Convertible Preferred Stock, accrued interest at the one-year Treasury-note rate, with interest payable annually in arrears, and matured five years following issuance. Mr. Hamerslag granted the Company the right to repurchase his Series B Convertible Preferred Stock at a price per share equal to $59,375 in the event that Mr. Hamerslag's employment terminated for any reason. This repurchase right:

     Applied to all 120 shares prior to the first anniversary of Mr. Hamerslag's employment by the Company;

     Only applied to 90 shares following the first anniversary of Mr. Hamerslag's employment or in the event of a termination by the Company without cause or by Mr. Hamerslag with good reason during the first year of his employment, to 60 shares following the second anniversary of Mr. Hamerslag's employment or in the event of a termination by us without cause or by 53 Mr. Hamerslag with good reason during the second year of his employment, and to 30 shares following the third anniversary of Mr. Hamerslag's employment or in the event of a termination by us without cause or by Mr. Hamerslag with good reason during the third year of his employment;

     Expired completely following the fourth anniversary of Mr. Hamerslag's employment or in the event of a termination by us without cause or by Mr. Hamerslag with good reason during the fourth year of his employment; and

     Expired completely upon a change of control.

"Good reason" was defined as a change in the reporting relationship between Mr. Hamerslag and the Company's board or directors, the committees of the Company's board of directors or the Company's Chairman, or a re-location of Mr. Hamerslag. "Change of control" was defined as a single party or affiliated group not currently affiliated with the Company, excluding any of the Company's employee benefit plans and excluding the Company's Chairman, Richard S. Ressler, or any of his affiliates, acquiring a majority of the outstanding shares of the Company's common stock or substantially all of the Company's assets.

     On July 12, 2000, the Company granted to Mr. Hamerslag, subject to an increase in the number of shares reserved for issuance under the Company's 1997 Stock Option Plan, options to purchase 300,000 shares of j2 Global common stock at an exercise price of $8.24 per share in accordance with the 1997 Stock Option Plan. These options had a term of five years. Options to acquire one-quarter, or 75,000, of the shares of j2 Global common stock vested on January 30, 2001 and on each anniversary thereafter, subject to the following:

     In the event of a termination by the Company without cause or by Mr. Hamerslag with "good reason" during the first year of his employment, Mr. Hamerslag would vest in all unvested options otherwise scheduled to vest on his first anniversary;

     In the event of a termination by the Company without cause or by Mr. Hamerslag with "good reason" during the second year of his employment, Mr. Hamerslag would vest in all unvested options otherwise scheduled to vest on his second anniversary;

     In the event of a termination by the Company without cause or by Mr. Hamerslag with "good reason" during the third year of his employment, Mr. Hamerslag would vest in all unvested options otherwise scheduled to vest on his third anniversary;

     In the event of a termination by the Company without cause or by Mr. Hamerslag with "good reason" during the fourth year of his employment, Mr. Hamerslag would vest in all unvested options otherwise scheduled to vest on his fourth anniversary; and

     All options would vest upon a change of control.

     Under the agreement, the Company reimbursed Mr. Hamerslag for up to $50,000 of discretionary business expenses incurred by Mr. Hamerslag per year, and Mr. Hamerslag participated in all of the Company's benefits programs, including the Company's semi-annual incentive compensation bonus plan.

     In connection with his resignation in December, 2000, Mr. Hamerslag and the Company entered into an agreement whereby the employment agreement was terminated, Mr. Hamerslag transferred to the Company for cancellation all 120 shares of his Series B Convertible Preferred Stock and the $7,125,000 promissory note made by Mr. Hamerslag in favor of the Company (including all principal thereof and accrued interest thereon) was cancelled.

1997 Stock Option Plan

     The Company's 1997 Stock Option Plan was adopted by the board of directors and approved by the stockholders in November 1997. A total of 2,000,000 shares of j2 Global common stock have been reserved for issuance under the plan. As of the April 16, 2001, options to purchase 1,440,697 shares of common stock were outstanding under the plan, and 36,285 shares had been issued upon exercise of previously granted options.

     The plan provides for grants to employees, including officers and employee directors, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for grants of nonstatutory stock options to employees, including officers and employee directors, and consultants, who may be non-employee directors.

     The plan is administered by the compensation committee of the Company's board of directors. The plan administrator may determine the terms of the options granted, including the exercise price, the number of shares subject to each option and the exercisability of the option. The plan administrator also has the full power to select the individuals to whom options will be granted and to make any combination of grants to any participants.

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

     The option exercise price may not be less than the higher of the par value or 100% of the fair market value of j2 Global common stock on the date of grant; provided, however, that nonstatutory options may be granted at exercise prices of not less than the higher of the par value or 85% of the fair market value on the date the option is granted. In the case of an incentive option granted to a person who at the time of the grant owns stock representing more than 10% of the total combined voting power of all classes of the Company stock, the option exercise price for each share of common stock covered by such option may not be less than 110% of the fair market value of a share of j2 Global common stock on the date of grant of such option.

     In the event of a sale of all or substantially all of the Company's assets, or the Company's merger with or into another corporation, each option will become immediately exercisable in full unless the board of directors determines that the optionee has been offered substantially identical replacement options and a comparable position at the acquiring company.

Compensation Committee Interlocks and Insider Participation

     The Company compensation committee currently consists of Messrs. Cresci, Schulhof and Ressler. The Company has no interlocking relationships or other transactions involving any of its compensation committee members that are required to be reported pursuant to applicable SEC rules. One of the Company's former officers, Richard S. Ressler, but no current officer, serves on the compensation committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

     General. The policy of the Company regarding the compensation of its executive officers is to maintain a total compensation program which will retain and motivate executives and:

 . Secure to the Company freedom from competition by such persons within reasonable and lawful limits; and

 . Provide appropriate base compensation, benefits and financial incentives through bonus and other employment-related programs.

     The compensation committee of the Company's board of directors recommends, subject to the board's approval, executive compensation. The compensation committee determines and approves stock option grants for all employees. The committee currently comprises two independent, non-employee directors, and one non-employee director of the Company that also provides services to j2 pursuant to a consulting agreement with his employer.

     Compensation Philosophy. The goals of the Company's compensation program are to align compensation with the Company's overall business objectives and performance, to foster teamwork and to enable the Company to attract, retain and reward employees who contribute to its long term success. The committee also seeks to establish compensation policies that allow the Company flexibility to respond to changes in its business environment.

     Compensation Components. Compensation for the Company's executives generally consists of salary, participation in a profit sharing plan, and stock option awards. The committee assesses past performance and anticipated future contribution of each executive officer in establishing the total amount and mix of each element of compensation.

     Salary. The salaries of the executive officers are determined annually by the compensation committee based upon various subjective factors such as the executive's responsibilities, position, qualifications, years of experience and individual performance. Salaries are also reviewed annually to ensure they are comparable to those paid by similar companies in the geographic area.

     Profit Sharing Plan. The Company has also established a profit sharing plan for its executives and eligible managers designed to encourage and reward management for improving the profitability of the Company. Our Compensation Committee currently administers this plan. Payments under this plan are based on the Company's Adjusted Profitability.

     For purposes of this plan, "Adjusted Profitability" means the Company's net income, plus goodwill, and minus certain non-cash income. Adjusted Profitability is measured beginning with the first month that it is greater than zero (there are no offsets for prior months). Under this plan, which is effective only for 2001, the Company will contribute $250,000 to a profit sharing pool if the Adjusted Profitability for 2001 is at least $1 million, and will contribute an additional $250,000 for each additional $1 million of Adjusted Profitability for 2001 beyond the first $1 million. The total amount that can be contributed to this pool is capped at $1 million.

     In order to allow all of the Company's employees to participate in the Company's success, 10% of this pool is shifted into the Recognition and Reward Plan that is funded by the Company with a percentage of non-executive salaries for distribution to employees generally (other than those directly participating in the profit sharing plan) based on extraordinary individual or team performance. The balance of the profit sharing pool will be distributed among executives and eligible management as determined by the compensation committee in its sole discretion.

     Stock Options. Stock option awards are designed to align the interests of executives with the long-term interests of the stockholders. The compensation committee approves option grants subject to vesting periods to retain executives and encourage sustained contributions. For options granted prior to 2000, the vesting period was usually over a three-year period or as to 100% of the grant on the third anniversary of the grant. Effective January 1, 2000, the typical vesting period was changed to a four-year period or as to 100% of the grant on the fourth anniversary of the grant. The exercise price of options is generally the market price on the date of grant.

     Compensation of Chairman and Former Chief Executive Officer. Mr. Ressler's services as Chairman, and formerly as Chief Executive Officer, have been provided pursuant to a consulting arrangement with Orchard Capital Corporation, a company controlled by Mr. Ressler, who is also a member and the manager of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. Under this consulting arrangement, the Company paid Orchard Capital $200,000 per year through June 30, 1999 and $275,000 per year from July 1, 1999 though March 31, 2000, in each case payable in equal monthly payments, for the services of Mr. Ressler. These arrangements were not pursuant to a written agreement. Effective April 1, 2000, Orchard Capital's compensation was reduced to $144,000 per year, and Orchard Capital's revised consulting arrangement was reflected in a new written agreement between the Company and Orchard Capital.

     As a director, Mr. Ressler is eligible to participate in the Company's 1997 Stock Option Plan. In July 2000, he was granted an option to purchase 12,500 shares of j2 Global common stock at an exercise price of $6.88 per share. See "- -1997 Stock Option Plan" for a description of the terms of the Company's 1997 Stock Option Plan.

     The compensation paid to Orchard Capital pursuant to the consulting arrangement was determined by the compensation committee based upon various subjective factors such as Mr. Ressler's responsibilities, qualifications, years of experience, individual performance and perceived contributions to the Company. The committee did not undertake a formal survey of analysis of compensation paid by other companies.

     Other than reimbursement for reasonable expenses incurred in connection with the services Orchard Capital renders to the Company, neither Orchard Capital nor Mr. Ressler receives any other compensation from the Company.

                         Respectfully submitted,


                         Robert J. Cresci
                         Michael P. Schulhof
                         Richard S. Ressler

Performance Graph

     The following line graph compares the cumulative total return to stockholders on j2 Global common stock since July 23, 1999, the date the Company first became subject to the reporting requirements of the Securities Exchange Act of 1934. The graph compares stockholder return on j2 Global common stock with the same cumulative total return on the Nasdaq Telecommunications Index and an index of companies we selected. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing. The graph assumes that $100 was invested on July 23, 1999 in j2 Global common stock at the initial public offering price of $38 per share and in the indexes, and that all dividends were reinvested. No dividends have been declared or paid on j2 Global common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns.

     Companies in the peer group index include Deltathree Inc., Easylink Services Corporation (formerly Mail.com, Inc.), I-Link Corporation, iBasis Inc., PTEK Holdings, Inc., TeraGlobal Communications Corp., and Tumbleweed Communications Corp. We believe that the peer group index provides a representative group of companies in the unified communications industry.

  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG j2 GLOBAL COMMUNICATIONS, INC.,
             PEER GROUP INDEX AND NASDAQ TELECOMMUNICATIONS INDEX

[PERFORMANCE GRAPH APPEARS HERE]

The following table lists the data points used in preparing the performance graph:

    Measurement Date          j2 GLOBAL               PEER GROUP                 NASDAQ
    ----------------
                         COMMUNICATIONS, INC.       COMPOSITE INDEX      TELECOMMUNICATIONS INDEX
                         --------------------       ---------------      ------------------------
        07/23/99                   $100.00                 $100.00                  $100.00
        07/31/99                   $ 90.79                 $ 89.14                  $ 96.08
        08/31/99                   $ 72.37                 $ 74.37                  $ 93.75
        09/30/99                   $ 52.30                 $ 78.46                  $ 93.86
        10/31/99                   $ 45.72                 $ 75.82                  $111.40
        11/30/99                   $ 61.51                 $104.81                  $123.36
        12/31/99                   $ 70.72                 $124.32                  $152.54
        01/31/00                   $ 63.16                 $149.76                  $148.34
        02/29/00                   $ 55.92                 $178.02                  $171.43
        03/31/00                   $ 52.63                 $165.71                  $165.55
        04/30/00                   $ 27.63                 $ 69.34                  $133.78
        05/31/00                   $ 15.79                 $ 56.31                  $113.39
        06/30/00                   $ 16.78                 $ 94.77                  $139.80
        07/31/00                   $ 26.97                 $ 68.93                  $120.39
        08/31/00                   $ 15.13                 $ 80.58                  $124.92
        09/30/00                   $ 13.82                 $ 65.35                  $109.66
        10/31/00                   $ 10.20                 $ 28.79                  $ 93.76
        11/30/00                   $  6.58                 $ 20.22                  $ 69.61
        12/31/00                   $  2.96                 $ 19.59                  $ 69.62
        01/31/01                   $  8.22                 $ 17.44                  $ 83.50
        02/28/01                   $  7.07                 $ 11.91                  $ 59.26
        03/31/01                   $  6.09                 $  9.11                  $ 49.29

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners

     We were aware of the following beneficial owners of more than 5% of j2 Global common stock as of April 16, 2000:

Name and Address                                             Number of Shares        Percentage of Class
----------------                                             ----------------        -------------------
Richard S. Ressler                                                3,403,686/(1)/                    29.2%
  c/o Orchard Capital Corporation
  6922 Hollywood Boulevard, 9th Floor
  Los Angeles, CA 90028

Citadel Limited Partnership                                       1,141,282/(2)/                     9.9%
  225 W. Washington
  9/th/  Floor
  Chicago, Illinois 60606

Boardrush Media LLC                                                 732,830                          6.4%
  972 Putney Road, Suite 299
  Brattleboro, VT 05301

Pecks Management Partners Ltd.                                      669,122/(3)/                     5.8%
  One Rockefeller Plaza
  New York, NY 10020

___________________

(1) Consists of 3,187,379 shares of stock owned by Orchard/JFAX Investors, LLC, 97,561 shares of j2 Global common stock owned by The Ressler Family Foundation, 77,079 shares of stock which Orchard/JFAX Investors may purchase pursuant to warrants which are exercisable in full at this time, and options owned by Mr. Ressler to acquire 41,667 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001. Mr. Ressler is the manager of Orchard/JFAX Investors and a trustee of The Ressler Family Foundation, but has disclaimed beneficial ownership of any shares of stock in which he has no pecuniary interest.

(2) Citadel Limited Partnership is part of a group having shared voting and dispositive power of 1,141,282 shares of the Company's common stock). These shares of common stock are owned by two members of the group: Fisher Capital Ltd., which owns 742,223 shares of common stock and Wingate Capital Ltd. which owns 399,059 shares of common stock. Fisher Capital Ltd. also has the right to acquire 426,724 shares of common stock, issuable upon exercise of warrants to purchase common stock at an exercise price of $0.04 per share, and the right to acquire 12,968 shares of common stock, issuable upon exercise of warrants to purchase common stock at an exercise price of $209.76 per share. Wingate Capital Ltd. also has the right to acquire 229,526 shares of common stock, issuable upon exercise of warrants to purchase common stock at an exercise price of $0.04 per share, and the right to acquire 6,983 shares of common stock, issuable upon exercise of warrants to purchase common stock at an exercise price of $209.76 per share. Notwithstanding the preceding, neither Wingate Capital Ltd. nor Fisher Capital Ltd. is permitted to exercise warrants to purchase common stock if after giving effect to the exercise it (together with its affiliates) (i) would beneficially own 10.00% or more of the common stock following the exercise or (ii) would have acquired, through exercise of warrants or otherwise, during the 60-day period ending on and including the exercise date (the "60-Day Period") a number of shares of common stock that, when added to the number of shares of common stock beneficially owned by it (together which its affiliates) at the beginning of the 60-Day Period, is in excess of 10.00% of the outstanding shares of common stock following the exercise.


(3) Consists of:

               .    347,771 shares of common stock and vested warrants to
          acquire 73,906 shares of j2 Global common stock held by Delaware State Employees Retirement Fund ;

               .    95,745 shares of common stock and vested warrants to acquire
          20,313 shares of j2 Global common stock held by ICI American Holdings, Inc. Defined Benefit Plan;

               .    64,268 shares of common stock and vested warrants to acquire
          13,594 shares of j2 Global common stock held by Zeneca Holdings Inc. Defined Benefit Plan; and

               .    44,141 shares of common stock and vested warrants to acquire
          9,375 shares of j2 Global common stock held by the JW McConnell Family Foundation.

Security Ownership of Management

     The following table sets forth the beneficial ownership of j2 Global common stock as of April 16, 2001, by each director, by each of the executive officers named in the Summary Compensation Table under, and by all such directors and executive officers as a group.

Name/(1)/                                                         Number of Shares         Approximate
                                                              Beneficially Owned/(2)/      Percentage
----------------------------------------------------------    ----------------------       -----------
Richard S. Ressler........................................        3,403,686/(3)/              29.2%
John F. Rieley............................................           43,750                     *
Michael P. Schulhof.......................................          275,776/(4)/               2.4%
R. Scott Turicchi.........................................           93,896/(5)/                *
Robert J. Cresci..........................................            3,333/(6)/                *
Steven J. Hamerslag.......................................          129,404                    1.1%
Douglas Y. Bech...........................................           17,820                     *
Leo D'Angelo..............................................           15,000/(7)/                *
Bita Klein................................................            3,750/(8)/                *
Nehemia Zucker............................................          131,727/(9)/               1.1%
 All directors, director nominees and named executive             4,076,475                   34.3%
   officers as a group (10 persons).......................

_____________
* Less than 1%

(1) The address for all executive officers, directors and director nominees is c/o the Company, Inc., 6922 Hollywood Blvd., Suite 800, Los Angeles, CA 90028.

(2) At April 16, 2001, 11,517,692 shares of j2 Global common stock were outstanding.

(3) Consists of 3,187,379 shares of j2 Global common stock owned by Orchard/JFAX Investors, LLC, 97,561 shares of j2 Global common stock owned by The Ressler Family Foundation, 77,079 shares of j2 Global common stock which Orchard/JFAX Investors may purchase pursuant to warrants which are exercisable in full at this time, and options owned by Mr. Ressler to acquire 41,667 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001. See "--Executive Compensation--Certain Transactions." Mr. Ressler is the manager of Orchard/JFAX Investors and a trustee of The Ressler Family Foundation, but has disclaimed beneficial ownership of any shares of j2 Global common stock in which he has no pecuniary interest.

(4) Consists of 65,776 shares of j2 Global common stock and vested warrants to acquire 210,000 shares of j2 Global common stock.

(5) Consists of 500 shares of j2 Global common stock, vested warrants to acquire 35,938 shares of j2 Global common stock and options to acquire 56,458 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001.

(6) Consists of options to acquire 3,333 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001.

(7) Consists of 7,500 shares of j2 Global common stock and options to acquire 7,500 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001.

(8) Consists of options to acquire 3,750 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001

(9) Consists of 65,435 shares of j2 Global common stock and options to acquire 66,292 shares of j2 Global common stock that are exercisable within 60 days of April 16, 2001.

Item 13. Certain Relationships And Related Transactions

Certain Transactions

     Indebtedness of Officers and Directors. The following directors, officers and beneficial owners of more than 5% of the Company's common stock are indebted to the Company:

          Nehemia Zucker is indebted to the Company in the amount of $[120,644]. This amount represents the principal balance of a loan in the original principal amount of $100,000 that was advanced to Mr. Zucker on April 11, 1997. The loan matures on March 31, 2002 and bears interest at the rate of 6.32% per annum. However, interest is not paid periodically, but rather is accrued and added to principal each September 30 and March 31. This note is secured by a pledge of 55,000 shares of j2 Global common stock owned by Mr. Zucker.

     Boardrush Media LLC is indebted to the Company in the amount of approximately $1,050,000. The loan to Boardrush was advanced to Boardrush on March 17, 1997 and the principal amount of the loan was originally $2,250,000. The loan to Boardrush matures on December 31, 2002. This loan bears interest at the rate of 6.32% per annum with interest payments offset against amounts due and owing to Boardrush under the consulting agreement described below.

     Consulting Agreements. The Company is a party to a consulting agreement with Boardrush Media LLC, a limited liability company that owns approximately 6.4& of the Company's common stock and of which Jens Muller, a former director, is the manager and therefore the controlling person. Pursuant to this agreement, Boardrush provides the services of Mr. Muller and John F. Rieley, one of the Company's directors, to the Company for a maximum of two days each per month. The Company considers Messrs. Muller and Rieley to be the co-founders of the Company. The term of the consulting agreement runs through the earlier of the date on which the Boardrush loan is repaid in full as described above and December 31, 2002. Therefore, there can be no assurance that upon the repayment of the Boardrush loan, Messrs. Muller and Rieley will continue to provide any consulting services to the Company. Until March 17, 1999, the Company paid Boardrush $400,000 per year, payable in equal monthly payments, pursuant to the consulting agreement. From and after March 17, 1999, Boardrush's compensation under the consulting agreement consists of forgiveness of interest and principal under the loan discussed above, with principal reductions being made pro rata over the five-year period from March 17, 1999 through March 17, 2004. The consulting agreement originally expired, and the Boardrush loan originally matured, on March 17, 2004. In July 2000, the Company entered into a modification agreement that amended the terms of the consulting agreement and loan. Terms of the amendments are as follows:

     The term of the loan was shortened so that the maturity date is now December 31, 2002 instead of March 17, 2004;

     The term of the consulting agreement was shortened so that the term now expires on December 31, 2002 instead of March 17, 2004; however, the amount and schedule of the deemed principal reductions on the loan payable under the consulting agreement have remained unchanged, i.e., $37,500 per month;

     The deemed principal reductions under the consulting agreement, by the terms of the modification agreement, are not earned until the maturity date of the loan;

     Boardrush was given the right to repay the loan at any time either in cash or in j2 Global common stock valued at the then current market price; and

     In the event that, at any time prior to December 31, 2002, Boardrush prepays approximately $760,000 of the loan either in cash or j2 Global common stock, then (a) the requirement that Boardrush repay the loan with the proceeds of any sale of j2 Global common stock after it has received in excess of $6 million in such proceeds would expire and (b) Boardrush's pledge of 731,250 shares of j2 Global common stock would be extinguished.

     On July 27, 2000, Boardrush prepaid $760,000 of the loan by delivering to the Company approximately 62,500 shares of j2 Global common stock, valued at $12.125 per share. This caused the events described in clauses (a) and (b) of the immediately preceding bullet point to occur. Pursuant to the consulting agreement, the Company also reimburses Boardrush for expenses it incurs on the Company's behalf.

     Richard S. Ressler's services as Chairman, and formerly as Chief Executive Officer, have been provided pursuant to a consulting arrangement with Orchard Capital Corporation, a company controlled by Mr. Ressler. Mr. Ressler is also a member and the manager of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. Under this consulting arrangement, the Company paid Orchard Capital $200,000 per year through June 30, 1999 and $275,000 per year from July 1, 1999 though March 31, 2000, in each case payable in equal monthly payments, for the services of Mr. Ressler. These arrangements were not pursuant to a written agreement. Effective April 1, 2000, Orchard Capital's compensation was reduced to $144,000 per year to reflect Mr. Ressler's decreased role in management following the hiring of Steven J. Hamerslag as Chief Executive Officer. Orchard Capital's revised consulting arrangement was reflected in a new written agreement between the Company and Orchard Capital. This agreement runs for consecutive 6 month terms and is terminable by either party by written notice delivered at least 30 days prior to commencement of the next 6 month term.

     As a director, Mr. Ressler is eligible to participate in the Company's 1997 Stock Option Plan. In July 2000, he was granted options to purchase 12,500 shares of j2 Global common stock at an exercise price of $6.88 per share. See "- -1997 Stock Option Plan" for a description of the terms of the Company's 1997 Stock Option Plan.

     Other than reimbursement for reasonable expenses incurred in connection with the services it renders to the Company, neither Orchard Capital nor Mr. Ressler receives any other compensation from the Company.

     Shared Space and Services. The Company currently leases approximately 28,000 square feet of office space for the Company's headquarters in Hollywood, California under a lease that expires in January 2010. The Company leases the space from CIM/Hollywood, LLC, a limited liability company indirectly controlled by the Company's Chairman, Richard S. Ressler. Additionally, the Company subleases approximately one-half of this space to CIM Group, LLC, an entity indirectly controlled by Mr. Ressler. This sublease expires on February 1, 2002, but is renewable for a one-year extension at CIM Group's option. The Company's share of the monthly rent is approximately $24,000.

     the Company also shares and prorates certain administrative costs with other entities that are controlled by the Company's Chairman. The other administrative costs include the costs of a shared receptionist and routine office and telephone expenses.

     Investments in the Company by Officers, Directors and Principal Stockholders. Between December 1995, when the Company was founded, and March 1997, when Orchard/JFAX Investors, LLC invested in the Company, the Company issued a total of 1,727,500 shares of j2 Global common stock to the Company's founders, Messrs. Muller and Rieley, in exchange for cash investments. In March 1997, the Company issued 1,343,750 shares of j2 Global common stock to Boardrush in exchange for an equivalent number of Mr. Muller's then-current stock holdings, which holdings were canceled. At the same time, the Company issued 2,515,000 shares of j2 Global common stock to Orchard/JFAX Investors, LLC in exchange for a cash investment of $7,750,000. In March 1997, the Company issued 55,000 shares to Nehemia Zucker upon the exercise by Mr. Zucker of employee options granted to him when he joined the Company in 1996 and payment by him of the option price of $0.0008 per share. In connection with the investments by Boardrush, Orchard/JFAX Investors, LLC and Mr. Zucker, the Company entered into a registration rights agreement with those investors as well as Messrs. Rieley and Muller. Under that registration rights agreement, the investors have the right to participate in registrations initiated by the Company, but they have no right to demand that the Company effect a registration. These registration rights will expire on March 17, 2007.

     In March 1998, the Company issued 846,405 shares of j2 Global common stock at $3.20 per share pursuant to a rights offering that was made available to all of the Company's then stockholders and warrant holders on the same terms. The principal stockholders, officers and directors who participated and the number of shares purchased by each were as follows: Orchard/JFAX Investors, LLC, 770,194 shares; Michael P. Schulhof, 65,776 shares; and Nehemia Zucker, 10,435 shares. A portion of the proceeds of the rights offering was used to repay a loan to the Company from Orchard/JFAX Investors. That loan was in the principal amount of $1,400,000, accrued interest at a rate of 15% per annum and was repaid for an aggregate of $1,444,100.

     In June 1998, the Company's issued $10 million of its 10% senior subordinated notes due 2004 together with 525,493 shares of j2 Global common stock to an investor group advised by Pecks Management Partners Ltd., consisting of Declaration of Trust for Defined Benefit Plans of Zeneca Holdings, Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings, Inc., Delaware State Employees' Retirement Fund and the J.W. McConnell Family Foundation. Robert J. Cresci, one of the Company's directors, is a managing director of Pecks Management Partners, Ltd. Pursuant to the terms of the notes, which permitted the Company to make some payments of interest by issuing additional notes and shares of j2 Global common stock, the Company subsequently issued an additional $512,500 principal amount of notes and 26,432 shares of j2 Global common stock to that investor group. The total purchase price was $10 million.

     In July 1998, the Company also issued $5 million in liquidation preference of its Series A Usable Redeemable Preferred Stock and related warrants to acquire 781,250 shares of j2 Global common stock. The total purchase price was $5 million. The warrants issued in connection with the preferred stock have an exercise price of $9.60 per share and expire on July 1, 2005. Donaldson, Lufkin & Jenrette Securities Corporation acted as placement agent for the offerings of notes and preferred stock and received warrants to acquire 61,813 shares of j2 Global common stock and a cash payment of $870,000, as compensation for its services. Mr. Turicchi, the Company's Executive Vice President, Corporate Development, is a former managing director of Donaldson, Lufkin & Jenrette Securities Corporation. The purchasers of the preferred stock and related warrants included the following entities in the following amounts:

     Affiliates of Donaldson, Lufkin and Jenrette Securities Corporation purchased 875 shares and received warrants to acquire 546,875 shares of j2 Global common stock;

     Orchard/JFAX Investors, LLC purchased 500 shares and received warrants to acquire 78,125 shares of j2 Global common stock; and

     The investor group managed by Pecks Management Partners, Ltd. purchased 188 shares and received warrants to acquire 117,438 shares of j2 Global common stock.

     A portion of the proceeds of the notes and preferred stock offerings was used to repay a loan to the Company from Orchard/JFAX Investors. That loan was in the principal amount of $1,000,000, accrued interest at a rate of 15% per annum and was repaid for an aggregate of $1,013,625.

     The holders of j2 Global common stock and warrants issued in connection with the notes and the preferred stock offerings are entitled to registration rights pursuant to an agreement between the Company and those investors entered into at the time of the notes and preferred stock offerings. Under that agreement, among other things, the holders are generally entitled to demand two registrations of the Company's common stock issued in connection with the notes offering or of the Company's common stock issued upon exercise of the warrants. In addition, the holders are entitled to participate in registrations initiated by the Company. Finally, under the registration rights agreement, the Company has also agreed to file a registration statement on Form S-3 permitting resales of the shares of j2 Global common stock held by such investors.

     In addition, the holders of the Company's common stock and warrants issued in connection with the notes and preferred stock offerings are entitled to have the Company repurchase such shares of j2 Global common stock issued upon exercise of the warrants in the event of a change of control of the Company. In such event, the shares of the Company's common stock issued at the time of the notes and preferred stock offerings are to be repurchased at $12.80 per share, the warrants to be redeemed at $6.40 per underlying share and the shares issued upon exercise of warrants to be repurchased at $16.00 per share.

     The Company is also party to a securityholders' agreement, dated June 30, 1998, with the holders of the notes and preferred stock, including those listed above, and other stockholders, including Orchard/JFAX Investors. Under that agreement, the Company has agreed to take all action within its power to cause the election of, and the stockholders have agreed to vote their shares of j2 Global common stock in favor of, one designee to the board of directors selected by the initial purchasers of the notes and one designee to the board of directors selected by the initial purchasers of the preferred stock. Currently, Mr. Cresci has been elected to the board of directors as the designee of the initial purchasers of the notes and Mr. Turicchi has been elected to the board of directors as the designee of the initial purchasers of the preferred stock. Although most provisions in the securityholders' agreement have terminated, the rights of the initial purchasers of the notes to designate a director as described survive for so long as such purchasers continue to hold at least 25% of the shares of j2 Global common stock issued in connection with the notes offering and the right of the initial purchasers of preferred stock to designate a director as described above survive for so long as such purchasers continue to hold at least 25% of the shares issued or issuable upon exercise of the related warrants.

     The senior subordinated notes were repaid in full and the Series A Usable Redeemable Preferred Stock was redeemed in full in July and August 1999 for approximately $10,591,000 and $6,818,000, respectively, including accrued and unpaid interest of $85,000 and dividends of $940,000, respectively. Persons participating in these investments have retained their shares of j2 Global common stock and warrants to acquire j2 Global common stock.

     In connection with the warrants granted to Mr. Schulhof, the Company also granted to him registration rights with respect to the shares issued upon exercise of the warrants. Mr. Schulhof is entitled to participate in registrations initiated by the Company and is entitled to demand registration of the shares owned by him. Mr. Schulhof's rights to demand a registration of his shares will expire in January 2007, but there is no express termination of his right to participate in registrations effected by the Company.

     In January 2000, the Company acquired the outstanding stock of SureTalk.com, Inc., a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The stock was acquired directly from the shareholders of SureTalk.com, Inc. in a stock-for-stock purchase transaction valued at approximately $9.28 million. The shareholders of SureTalk.com included Steven J. Hamerslag, Timothy Johnson and Lester Morales, who joined the Company as employees following the closing. Mr. Morales is no longer an employee of the Company. At closing, Mr. Hamerslag received 57,853 shares of j2 Global common stock, Mr. Johnson received 2,385 shares of j2 Global common stock and Mr. Morales received 17,159 shares of j2 Global common stock, in each case in satisfaction of the Company's obligations to them as selling SureTalk.com shareholders. In connection with the sale, the selling stockholders of SureTalk.com, including Messrs. Hamerslag, Johnson and Morales, were granted registration rights with respect to the shares of j2 Global common stock they received in connection with the sale pursuant to an agreement between the Company and those stockholders entered into at the time of the closing. Under that agreement, the Company agreed to file a registration statement on Form S-1 permitting resales of the shares of j2 Global common stock held by such stockholders and to have the registration statement declared effective no later than June 30, 2000. This SEC declared the registration statement effective on May 19, 2000.

     At the time of the Company's acquisition of SureTalk.com, SureTalk.com was a party to an administrative services agreement with Capitol Communications, Inc. pursuant to which Capitol Communications provided office space, personnel and administrative services with respect to SureTalk.com's telemarketing operation in Livonia, Michigan. Lester Morales, the former vice president, sales, of SureTalk.com and the Company's Senior Vice President, Sales through July 2000, is the president and sole stockholder of Capitol Communications. This administrative services agreement continued in place and the Company paid approximately $70,000 under this agreement through its termination in July 2000.

     In March 2000, the Company acquired substantially all of the assets of TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet. A former employee of TimeShift, Leo D'Angelo, joined the Company as an executive officer following the closing. At closing, Mr. D'Angelo received 7,500 shares of j2 Global common stock as a stock-out of any claims he had to the assets of TimeShift, Inc. that were being transferred to the Company.

     The Company believes that the transactions described above were made on terms no less favorable than could have been obtained from third parties. At the time of the transactions concerned--the initial Orchard/JFAX Investors, LLC investment in the Company, the June 1998 issuance of notes and j2 Global common stock, the July 1998 issuance of preferred stock and warrants and the January and March 2000 SureTalk.com and TimeShift acquisitions--those transactions were negotiated at arms' length with previously unaffiliated parties. The Company intends to have all future transactions between the Company and its officers, directors and affiliates be approved by a majority of disinterested directors of the board of directors or one of its committees, as appropriate, in a manner consistent with Delaware law and the fiduciary duties of the Company's directors.

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

Exhibit
-------
No.        Exhibit Title
---
2.1 Agreement and Plan of Merger, dated as of July 13, 2000, among eFax.com, JFAX.COM, Inc. and JFAX.COM Merger Sub, Inc.******
2.2 Stock Purchase Agreement, dated as of January 15, 2000, among JFAX.COM, Inc., the stockholders of SureTalk.Com, Inc. listed therein, and SureTalk.Com, Inc.****

           With respect to exhibits 2.1 and 2.2, such agreements contain a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.

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

Form    Item      Description                          Filing Date
----    ----      -----------                          -----------
 8K     9         Regulation FD disclosure             October 31, 2000

 8K     2.7       Acquisition of eFax.com              December 7, 2000

 8K     5.7       Announcement of special meeting of
                  stockholders to vote on reverse
                  stock split                          December 27, 2000

    Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities indicated on April 30, 2001:

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

                                       Balance at     Additions:                                          Balance at
                                       Beginning      Charged to                                             End
                                           of         Costs and      Deductions:    Reclassifications         of
Description                              Period        Expenses      Write-offs       and other (a)         Period
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