Form 10-Q
period 2001-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2001-05-15
CIK 1084048

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 0-25965


                        j2 Global Communications, Inc.
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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 2001, there were 11,513,744 shares of the Registrant's common stock, $0.01 per share, outstanding.

--------------------------------------------------------------------------------
                        j2 Global Communications, Inc.
                     For the Quarter Ended March 31, 2001


                                     INDEX

                                                                                  Page
                                                                                  ----
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements   (Unaudited)

              Condensed Consolidated Statements of Operations...............        3

              Condensed Consolidated Balance Sheets.........................        4

              Condensed Consolidated Statements of Cash Flows...............        5

              Notes to Condensed Consolidated Financial Statements..........        6

     Item 2.  Management's Discussion and Analysis of  Financial

              Condition and Results of Operations...........................        9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....       11

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................       12

     Item 2.  Changes in Securities and Use of Proceeds.....................       12

     Item 3.  Defaults Upon Senior Securities...............................       13

     Item 4.  Submission of Matters to a Vote of  Security Holders..........       13

     Item 5.  Other Information.............................................       13

     Item 6.  Exhibits and Reports on Form 8-K..............................       13

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        j2 Global Communications, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                            2001         2000
                                                        -----------   ----------
Revenues
    Subscriber                                          $     6,169   $    2,865
    Hardware                                                    742           --
    Other                                                       301           --
                                                        -----------   ----------
    Total revenues                                            7,212        2,865

Cost of revenue
    Subscriber                                                3,055        1,362
    Hardware                                                    450           --
                                                        -----------   ----------
    Total cost of revenue                                     3,505        1,362
                                                        -----------   ----------
    Gross profit                                              3,707        1,503

Operating expenses:
    Sales and marketing                                       1,184        2,189
    Research and development                                    534          789
    General and administrative                                3,716        3,962
    Amortization of goodwill and other intangibles            1,736          661
                                                        -----------   ----------
    Total operating expenses                                  7,170        7,601

Operating loss                                               (3,463)      (6,098)
                                                        -----------   ----------

Other income, net                                               423          798
                                                        -----------   ----------

Net loss                                                     (3,040)      (5,300)
                                                        ===========   ==========

Basic and diluted net loss per common share             $     (0.26)  $    (0.61)
                                                        ===========   ==========

Weighted average shares outstanding                      11,513,744    8,671,975
                                                        ===========   ==========

                        j2 Global Communications, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

Assets                                                          March 31, 2001          December 31, 2000
                                                                --------------          -----------------
ASSETS

        Cash and cash equivalents                               $       24,230          $          23,824
        Short-term investments                                             455                      1,963
        Accounts receivable                                              2,251                      2,443
        Prepaid expenses and other                                       1,825                      2,047
                                                                --------------          -----------------

        Total current assets                                            28,761                     30,277

        Furniture, fixtures and equipment, net                           6,208                      6,214
        Goodwill, net                                                   19,352                     20,759
        Other purchased intangibles, net                                 2,554                      2,945
        Long-term investments                                            1,000                      2,320
        Other assets                                                     2,569                      2,790
                                                                --------------          -----------------
        Total assets                                            $       60,444          $          65,305
                                                                ==============          =================

LIABILITIES AND STOCKHOLDERS' EQUITY

        Accounts payable and accrued expenses                   $        4,344          $           5,298
        Accrued exit costs                                               1,393                      2,106
        Deferred revenue                                                 1,182                      1,485
        Current portion of capital lease obligations                       263                        295
        Current portion of long-term debt                                1,114                      1,285
        Other                                                              583                        132
                                                                --------------          -----------------
        Total current liabilities                                        8,879                     10,601

        Capital lease obligations                                          105                        168
        Long-term debt                                                     269                        416
                                                                --------------          -----------------
        Total liabilities                                                9,253                     11,185

        Redeemable common stock                                          7,065                      7,065
        Common stock subject to put option                                 998                        998

        Total stockholder's equity                                      43,128                     46,057
                                                                --------------          -----------------
        Total liabilities and stockholders' equity              $       60,444          $          65,305
                                                                --------------          -----------------

                        j2 Global Communications, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                  Three months ended
                                                                       March 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
Net cash used in operating activites                              (1,341)       (3,312)
                                                                --------      --------
Cash flows from investing activities:
   Redemption of investments, net                                  2,828        13,806
   Purchases of furniture, fixtures and equipment                   (668)       (1,841)
                                                                --------      --------
Net cash provided by investing activities                          2,160        11,965
                                                                --------      --------

Cash flows from financing activities:
   Exercise of stock options                                           0            53
   Repayments of loans payable                                      (318)         (100)
   Proceeds (repayments) of capital lease obligations, net           (95)           88
                                                                --------      --------
Net cash provided by (used in) financing activities                 (413)           41
                                                                --------      --------
Net increase in cash and cash equivalents                            406         8,694
Cash and cash equivalents, beginning of year                      23,824        12,256
                                                                --------      --------
Cash and cash equivalents, end of period                        $ 24,230      $ 20,950
                                                                ========      ========

                        j2 Global Communications, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 2000 as presented in the Company's Form 10-K, as amended on April 30, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains and losses on a short-term investment classified as available for sale. Comprehensive loss was $3.0 and $5.5 million for the quarters ended March 31, 2001 and 2000, respectively.

NOTE 4 - BUSINESS COMBINATIONS

SureTalk.com, Inc.
-------------------

On January 26, 2000, the Company acquired all of the outstanding stock of SureTalk.com, Inc. for $12 million in common stock, valued at the average closing price at the acquisition date. SureTalk.com, Inc. was a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The acquisition was accounted for as a purchase transaction with substantially all of the purchase price allocated to goodwill and other purchased intangibles which are being amortized over 2 to 3 years.

TimeShift, Inc.
----------------

On March 6, 2000 the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in common stock, valued at the average closing price at the acquisition date. TimeShift was a closely held Internet technology company based in San Francisco, California.

eFax.com
---------

On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc. for $8.2 million, including $5.8 million in common stock, valued at the average closing price at the acquisition date, $0.8 million in acquisition costs, and $1.6 million in common stock warrants, valued at their fair value at the acquisition date. eFax.com was a leading provider of unified messaging and communications services. The acquisition was accounted under the purchase method of accounting and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets that are being amortized on a straight line basis over seven years.

The pro forma consolidated financial information for the three months ended March 31, 2000 determined as if the above acquisitions had occurred on January 1, 2000 would have resulted in net sales of $5.1 million, net loss of $5.5 million, loss from operations of $6.3 million, and basic and diluted loss per share of $0.50. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the TimeShift transaction is immaterial for all periods presented and therefore is not included in the pro forma information.

NOTE 5 - INTEGRATION COSTS

In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntary terminate eFax employees, and combine/integrate other activities of eFax with j2 Global. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:


                                        efax duplicate        efax duplicate       Workforce    Occupancy
(thousands)                            phone operations    information systems    reductions      Costs      Total
                                       -----------------   --------------------   -----------   ----------   ------
Balance November 29, 2000
  (eFax.com acquisition date)          $          1,204                    675           380          386    2,645

Utilized-fiscal 2000                               (134)                   (75)         (300)         (30)    (539)
                                                  -----                   ----          ----         ----    -----

Balance December 31, 2000                         1,070                    600            80          356    2,106

Adjustments-three months
    ended March 31, 2001                              -                   (300)          300            -        -

Utilized-three months ended
    March 31, 2001                                 (276)                     -          (309)        (128)    (713)
                                                  -----                   ----          ----         ----    -----

Balance March 31, 2001                 $            794                    300            71          228    1,393

Certain aspects of the integration plan will be refined as actual costs are incurred. Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of eFax.com if the adjustment is determined within the purchase price allocation period. Adjustments that are determined after the end of the purchase price allocation period will be (1) incurred as a reduction of net income if the ultimate amount of the liability exceeds the estimate or (2) recorded as a reduction of goodwill if the ultimate amount of the liability is below the estimate.

NOTE 6 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive. [font change here]

NOTE 7 - LITIGATION

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

NOTE 8 - REVERSE STOCK SPLIT

  On February 8, 2001 we carried out a 1 for 4 reverse stock split. Except as otherwise indicated, all share and per data are presented on a post split basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2001 and March 31,
2000

     Revenue. Subscriber revenue was $6.2 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively. The increase in revenue was primarily due to an increased number of subscriptions principally through our acquisition of eFax.com in November 2000 and a price increase to eFax subscribers effective February 2001. Total subscribers at March 31, 2001 were 4.5 million. This compares to pro forma total subscribers, inclusive of eFax.com, of 2.9 million at March 31, 2000.

     Hardware and other revenues aggregated $742,000 and $301,000 respectively for the three months ended March 31, 2001. We had no comparable revenues for the three months ended March 31, 2000. Hardware revenues result from sales of consumable products to users of existing eFax.com licensed fax machines. On February 15, 2001 we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with such party for future consumable sales. As a result, hardware sales and cost of sales are not expected to recur in future periods. Instead, we will receive royalty payments which are expected to result in immaterial revenues in the second quarter of fiscal 2001 and thereafter.

     Other revenues consist primarily of royalties from certain licensing arrangements related to eFax hardware products.

     Cost of Revenue. Subscriber cost of revenue is comprised primarily of data and voice network costs, customer service expenses, equipment depreciation, and online processing fees. Subscriber cost of revenue was $ 3.1 million, or 50% of revenue, and $1.4 million, or 48% of revenue, for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base.

     Cost of revenue from hardware sales, which, as discussed in the "Revenue" section of MD&A above, are not expected in future periods, were $450,000 or 61% of hardware sales for the three months ended March 31, 2001. There were no comparable sales for the three months ended March 31, 2000.

Operating Expenses

     Sales and Marketing. Our sales and marketing costs for the three months ended March 31, 2001 consisted primarily of personnel related expenses, advertising costs, consulting fees, public relations expenses, and costs for promotions. For the three months ended March 31, 2000 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, personnel related expenses, advertising costs, consulting fees, public relations expenses, and costs for promotions. Sales and marketing expenses were $1.2 million, or 19% of subscriber revenue, and $2.2 million, or 76% of subscriber revenue, for the three months ended March 31, 2001 and 2000, respectively. Sales and marketing costs decreased for the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to the reduction of fixed payments for advertising in favor of transactions requiring payment only upon acquisition of paid subscribers.

     Prior to mid fiscal year 2000, we allocated limited resources to marketing our services, relying on our web sites to generate subscriptions and strategic alliances to market and sell our services to their customer bases. For the second half of fiscal 2000, and on a go forward basis, we expect our sales and marketing customer acquisition expenses to occur only after the acquisition of a paid subscriber. As a result of this, our marketing relationships with third parties will primarily consist of revenue share arrangements.

     Research and Development. Research and development costs were $534,000, or 7% of revenue, and $789,000, or 28% of revenue, for the three months ended March 31, 2001 and 2000, respectively. Research and development costs for the three months ended March 31, 2001 and 2000 primarily consisted of personnel related expenses. Expenses for fiscal 2000 were higher than 2001 primarily due to additional consulting expenses. The percentage of revenue decline from fiscal 2000 to 2001 was primarily due to increases in revenues over these comparable periods.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.7 million, or 52% of revenue, and $4.0 million, or 138% or revenue, for the quarters ended March 31, 2001 and 2000, respectively. The percentage of revenue decline in the first quarter of 2001 versus 2000 was principally due to increases in revenues over these comparable periods.

     Amortization of Goodwill and Other Intangibles. For the three months ended March 31, 2001 and 2000, amortization of goodwill and other intangibles aggregated $1.7 million and $661,000, respectively. The increase was primarily due to the acquisition of eFax.com in November 2000.

     Other Income, Net. Other income, net, was $423,000 and $798,000 for the three months ended March 31, 2001 and 2000, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on capital lease obligations and long-term debt. Amounts for the first quarter of 2000 were higher than 2001 primarily due to the carrying of higher cash and investment balances.

Liquidity and Capital Resources

     As of March 31, 2001, we had $24.2 million in cash and cash equivalents and $455,000 and $1.0 million in short-term and long-term investments, respectively. Short and long-term investments consisted of government and corporate debt securities. Short-term maturities range from three months to one year and long-term maturities range from beyond one year up to 18 months.

     Net cash used in operating activities decreased to $1.3 million for the three months ended March 31, 2001 from $3.3 million for the same period in 2000. The decrease in net cash used in operating activities was due primarily to a decrease in net loss and an increase in depreciation and amortization offset by a decrease in accounts payable and accrued expenses.

     Net cash provided by investing activities was $2.2 million and 12.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash provided by investing activities from fiscal 2000 to 2001 was primarily due to decreases in the redemption of short and long-term investments and purchases of property, plant and equipment.

     Net cash used in financing activities of $406,000 for the three months ended March 31, 2001 consisted of repayments of long-term debt and capital lease obligations. Net cash provided by financing activities of $41,000 for the three months ended March 31, 2000 consisted of repayments of long-term debt and capital lease obligations offset by the exercise of employee stock options.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our network and services development, the resources we devote to the sales and marketing of our services and our brand promotions, and other factors. We have experienced increases in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001, short and long-term investments consisted primarily of government and corporate debt securities. Short-term maturities range from three months to one year and long-term maturities range from beyond one year up to 18 months. Such securities bear interest at fixed rates ranging from 4.9% to 6.9% per annum and are classified as held to maturity because the Company has the ability and intent to do so. At March 31, 2001, cost approximates fair market value and the Company believes it has immaterial market rate risk.

     We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars.

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

ITEM 2.   Changes in Securities and Use of Proceeds

     A. Material Modifications to Constituent Instruments Defining Shareholder Rights

     On February 8, 2001, we amended our Amended and Restated Certificate of Incorporation to implemented a 4 for 1 reverse stock split. Pursuant to this Amendment, each issued and outstanding share of our Common Stock was automatically converted into 0.25 shares of our Common Stock, with resulting fractional shares being exchanged for a cash amount based on the average of the closing bid and closing ask prices of our Common Stock on The Nasdaq National Market immediately prior to the reverse split.

     B.  Not applicable

     C.  Not applicable

     D.  Sales of Registered Securities and Use of Proceeds

     During July 1999, the Company completed its initial public offering (the "Offering") of 8,500,000 shares of its common stock. The offering date was July 23, 1999. The Company'scommon stock is publicly traded on the NASDAQ National Market under the symbol "JCOM."

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

     Through March 31, 2001, we have used $51.7 million of proceeds from the Offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.6 million and redemption of preferred stock in the amount of $6.8 million, (ii) $7.2 million for expansion of our worldwide network, (iii) $13.5 million for funding advertising and marketing activities,
(iv) $8.7 million for funding general corporate expenses, and (v) $4.9 million for note receivable advances to eFax.com.

ITEM 3.   Defaults Upon Senior Securities

   Not applicable

ITEM 4.   Submission of Matters to a Vote of  Security Holders

     On February 8, 2001 we implemented a 1 for 4 reverse stock split. All share data presented in this Item 4 are presented on a pre-split basis.

     On February 6, 2001 we held a Special Meeting of Shareholders. There were 46,071,438 shares of our common stock entitled to be voted on January 16, 2001, the record date for the meeting. The only matter submitted to our shareholders for a vote at the Special Meeting was a proposal to amend our Amended and Restated Certificate of Incorporation to effect a one-for-four reverse stock split. The results of the election were as follows:

         For                        Against               Withheld
  35,469,616 (77.0%)            44,435 (0.09%)           1,183 (0%)

Based on these voting results, the matter was approved and, as stated above, the reverse stock split was implemented on February 8, 2001.

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

Exhibit
-------

No.      Exhibit Title
---      -------------

2.1 Agreement and Plan of Merger, dated as of July 13, 2000, among eFax.com, JFAX.COM, Inc. and JFAX.COM Merger Sub, Inc.(6)

2.2 Stock Purchase Agreement, dated as of January 15, 2000, among JFAX.COM, Inc., the stockholders of SureTalk.Com, Inc. listed therein, and SureTalk.Com, Inc.(4)

         With respect to exhibits 2.1 and 2.2, such agreements contain a listing of schedules or similar attachments. Pursuant to the applicable instruction, such schedules or attachments are not filed herewith. However, the Registrant agrees to furnish supplementally to the Commission upon request a copy of any omitted schedule or attachment.

3.1      Certificate of Incorporation, as amended and restated.(1)

3.1.1 Certificate of Designation of Series B Convertible Preferred Stock of JFAX.com, Inc.(5)

3.1.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation.(7)

3.2      By-laws, as amended and restated.(1)

4.1      Specimen of common stock certificate.

9.1 Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.(1)

10.1     JFAX Communications, Inc. (JFAX.COM) 1997 Stock Option Plan.(5)

10.2 Promissory Note issued by Gary H. Hickox to JFAX Communications, Inc. on October 7, 1998, due October 7, 2001.(2)

10.3 Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation regarding consulting services provided to j2.(8)

10.4     Employment Agreement for Nehemia Zucker, dated March 21, 1997.(1)

10.4.1 Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc. on April 11, 1997, due March 31, 2001.(2)

10.5     Consulting Agreement for Boardrush Media LLC, dated as of March 17,
         1997.(1)

10.6 Put Rights, for the benefit of the investors in the June and July 1998 private placements.(1)

10.7 Registration Rights Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements.(1)

10.8 Registration Rights Agreement, dated as of March 17, 1997, with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan.(1)

10.8.1   Letter, dated as of June 30, 1998, to Boardrush LLC, Jens Muller, John
         F. Rieley, Anand Narasimhan, and Nehemia Zucker from Richard S. Ressler regarding the Registration Rights Agreement, dated as of March 17, 1997, among JFAX Communications, Inc., Boardrush LLC, Jens Muller, John
         F. Rieley, Anand Narasimhan, and Nehemia Zucker.(2)

10.9 Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc. and Michael P. Schulhof.(2)

10.10    Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard
         S. Ressler regarding the Stock Option Agreement, dated as of January 24, 1997, between JFAX Communications, Inc. and Michael P. Schulhof.(2)

10.11 Purchase Agreement, dated as of July 2, 1998, relating to $5 million of preferred stock and warrants.(2)

10.12    Consent to Amendment of Purchase Agreement, dated as of April 16,
         1999.(2)

10.13    Form of warrant pursuant to such Purchase Agreement.(2)

10.14 Master Loan and Security Agreement, dated as of March 10, 1998, by JFAX Communications, Inc. in favor of Transamerica Business Credit Corporation.(2)

10.15 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on April 21, 1998 due May 1, 2001.(2)

10.16 Promissory Note issued by JFAX Communications, Inc. to Transamerica Business Credit Corporation on December 22, 1998 due January 1, 2002.(2)

10.17 Amended and Restated Promissory Note issued by Boardrush LLC to JFAX Communications, Inc. dated January 1, 2000 due December 31, 2002.(8)

10.18 Modification Agreement between Boardrush Media, LLC and J2 Global regarding consulting services.(8)

10.19 Employment Agreement, dated as of January 26, 2000, between JFAX.COM Inc. and Steven J. Hamerslag.(5)

10.20 Employment Agreement, dated February 17, 2000, between JFAX.COM, Inc. and R. Scott Turicchi.(5)

10.21 Escrow Agreement, dated as of January 26, 2000, among City National Bank, JFAX.COM, Inc. and Steven J. Hamerslag.(5)

10.22 Promissory Note, dated January 26, 2000, from and Steven J. Hamerslag in favor of JFAX.COM, Inc.(5)

10.23 Letter Agreement dated December 31, 2000 between j2 Global and Steven Hamerslag regarding, among other things, termination of employment agreement and promissory note.(8)

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.

(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.

(3) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on June 14, 1999, Registration No. 333-76477.

(4) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on February 10, 2000.

(5) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000.

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission on August 28, 2000, Registration No. 333-44676.

(7)   Incorporated by reference to the Company's Registration Statement on

Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.

(8) Incorporated by reference to the Company's Report on Form 10-K/A filed with the Commission on April 30, 2001.


B.  Reports on Form 8-K

    Form           Item      Description                       Filing Date
    ----           ----      -----------                       -----------

    8-K            7, 9      Regulation FD Disclosure          January 22, 2001

    8-K            7, 9      Regulation FD Disclosure          February 12, 2001

    8K/A           2, 7      Acquisition of the outstanding    February 12, 2001
                             stock of eFax.com, Inc. with
                             financial information


                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      j2 Global Communications, Inc.
                                      (Registrant)

                                      By:   /s/ Nehemia Zucker
                                         ---------------------------------
                                      Its:  Chief Financial Officer and Duly
                                            Authorized Officer of the Registrant

May 14, 2001