Form 10-Q
period 2001-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2001-08-13
CIK 1084048

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of July 31, 2001, there were 11,261,822 shares of the Registrant's common stock, $0.01 per share, outstanding.

--------------------------------------------------------------------------------

                        j2 Global Communications, Inc.

                        j2 Global Communications, Inc.

                      For the Quarter Ended June 30, 2001


                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Statements of Operations...............   3

              Condensed Consolidated Balance Sheets.........................   4

              Condensed Consolidated Statements of Cash Flows...............   5

              Notes to Condensed Consolidated Financial Statements..........   6

     Item 2.  Management's Discussion and Analysis of  Financial
              Condition and Results of Operations...........................   9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  14

     Item 2.  Changes in Securities and Use of Proceeds.....................  14

     Item 3.  Defaults Upon Senior Securities...............................  15

     Item 4.  Submission of Matters to a Vote of  Security Holders..........  15

     Item 5.  Other Information.............................................  16

     Item 6.  Exhibits and Reports on Form 8-K..............................  16

                                    PART I

                             FINANClAL INFORMATION


ITEM I. Financial Statements

                        j2 Global Communications, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
              (In thousands, except share and per share amounts)

                                                    Three months ended             Six months ended
                                                         June 30,                      June 30,
                                               ------------------------------  -----------------------------
                                                  2001               2000        2001               2000
                                               -----------       ------------  -----------      ------------
Revenues
     Subscriber                                $     7,537       $      3,008  $    13,706      $      5,873
     Hardware                                          ---               ----          742               ---
     Other                                             326               ----          627               ---
                                               -----------       ------------  -----------      ------------
     Total revenue                                   7,863              3,008       15,075             5,873

Cost of revenue
     Subscriber                                      3,063              1,676        6,118             3,037
     Other                                             ---                ---          450               ---
                                               -----------       ------------  -----------      ------------
     Total cost of revenue                           3,063              1,676        6,568             3,037

     Gross profit                                    4,800              1,332        8,507             2,836

Operating expenses
     Sales and marketing                             1,003              2,429        2,187             4,618
     Research and development                          647                564        1,181             1,353
     General and administrative                      3,502              3,809        7,219             7,772
     Amortization of goodwill and other
        intangibles                                  1,734              1,141        3,470             1,801
                                               -----------       ------------  -----------      ------------
     Total operating expenses                        6,886              7,943       14,057            15,544
                                               -----------       ------------  -----------      ------------

Operating loss                                      (2,086)            (6,611)      (5,550)          (12,708)

Other income, net                                      377                676          801             1,474
                                               -----------       ------------  -----------      ------------
   Net loss                                         (1,709)            (5,935)      (4,749)          (11,234)
                                               ===========       ============ ============     =============
Basic and diluted net loss per common
   share                                             (0.15)             (0.66)       (0.41)            (1.27)
                                               ===========       ============ ============     =============

Weighted average shares outstanding             11,483,292          9,004,053   11,498,434         8,843,341
                                               -----------       ------------  -----------      ------------

                        j2 Global Communications, INC.
                     Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                (in thousands)


                                                                               June 30, 2001       December 31,2000
                                                                               -------------       ----------------
ASSETS

     Cash and cash equivalents                                                 $      22,036       $         23,824
     Short-term investments                                                            1,994                  1,963
     Accounts receivable, net                                                          2,620                  2,443
     Prepaid expenses and other                                                        1,792                  2,047
                                                                               -------------       ----------------
     Total current assets                                                             28,442                 30,277

     Furniture, fixtures and equipment, net                                            6,099                  6,214
     Goodwill, net                                                                    18,166                 20,759
     Other purchased intangibles, net                                                  2,163                  2,945
     Long-term investments                                                               ---                  2,320
     Other assets                                                                      2,182                  2,790

                                                                               -------------       ----------------
     Total assets                                                              $      57,052       $         65,305
                                                                               =============       ================

   LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                                     $       4,052       $          5,298
     Accrued exit costs                                                                1,142                  2,106
     Deferred revenue                                                                  1,101                  1,485
     Current portion of capital lease payable                                            609                    295
     Current portion of long-term debt                                                   844                  1,285
     Other                                                                               433                    132
                                                                               -------------       ----------------
     Total current liabilities                                                         8,181                 10,601

     Capital lease obligations                                                           ---                    168
     Long-term debt                                                                      180                    416
                                                                               -------------       ----------------
     Total liabilities                                                                 8,361                 11,185

     Redeemable common stock                                                             ---                  7,065
     Comman stock subject to put option                                                  998                    998

     Total stockholders' equity                                                       47,693                 46,057
                                                                               -------------       ----------------
     Total liabilities and stockholders' equity                                $      57,052       $         65,305
                                                                               =============       ================

                        j2 Global Communications, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (in thousands)

                                                                          Six months ended
                                                                               June 30,
                                                                   --------------------------------
                                                                            2001               2000
                                                                   --------------------------------
Net cash used in operating activities                              $      (1,364)            (6,163)
                                                                   -------------        -----------
Cash flows from investing activities:
     Redemption of investments, net                                        2,289             14,217
     Investment in joint venture                                               -                (45)
     Issuance of notes receivable                                              -             (2,200)
     Purchases of furniture, fixtures and equipment                         (946)            (2,743)
                                                                   -------------        -----------
Net cash provided by investing activities                                  1,343              9,229
                                                                   -------------        -----------
Cash flows from financing activities:
     Exercise of stock options                                                 -                 89
     Proceeds (repayments) of loans payable, net                            (676)               204
     Repayments of capital lease obligations, net                           (180)              (567)
     Purchase of redeemable common stock                                    (911)                 -
                                                                   -------------        -----------
Net cash used in financing activities                                     (1,767)              (274)
                                                                   -------------        -----------
Net increase (decrease) in cash and cash equivalents                      (1,788)             2,792
Cash and cash equivalents, beginning of year                              23,824             12,256
                                                                   -------------        -----------
Cash and cash equivalents, end of period                           $      22,036             15,048
                                                                   =============        ===========

                        j2 Global Communications, Inc.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 2000 as presented in the Company's Form 10-K, as amended on April 30, 2001. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains and losses on a short-term investments classified as available for sale. Comprehensive loss was $1.7 and $6.2 million for the quarters ended June 30, 2001 and 2000, respectively, and $4.7 million and $11.7 million for the six months ended June 30, 2001 and 2000, respectively.

NOTE 4 - BUSINESS COMBINATIONS

SureTalk.com, Inc.
------------------

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

 eFax.com
 --------

On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc. for $8.2 million, including $5.8 million in common stock, valued at the average closing price at the acquisition date; $0.8 million in acquisition costs; and $1.6 million in common stock warrants, valued at their fair value at the acquisition date. eFax.com was a leading provider of unified messaging and communications services. The acquisition was accounted under the purchase method of accounting and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets that are being amortized on a straight line basis over seven years.

The operations of the above acquired companies are included in the results of operations and cash flows of the Company from the date of acquisition forward.

The pro forma consolidated financial information for the three and six months ended June 30, 200O determined as if the SureTalk and eFax acquisitions had occurred on January 1, 2000 would have resulted in net sales of $5.7 million and $10.8 million, net loss of $5.8 million and $11.2 million, loss from operations of $6.5 million and $12.7 million, and basic and diluted loss per share of $0.50 and $0.98 respectively. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the TimeShift transaction is immaterial for all periods presented and therefore is not included in the pro forma information.

NOTE 5 - INTEGRATION COSTS

In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntary terminate eFax employees, and for other activities of eFax with j2 Global. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

                                             efax duplicate       efax duplicate        Workforce      Occupancy
(thousands)                                 phone operations    information systems     reductions       Costs          Total
                                            ----------------    -------------------     ----------     ----------       -----
Balance November 29, 2000
     (efax.com acquisition date)        $              1,204                    675            380            386       2,645

Utilized - fiscal 2000                                  (134)                   (75)          (300)           (30)       (539)
                                                       -----                   ----           ----           ----       -----

Balance December 31, 2000                              1,070                    600             80            356       2,106

Adjustments - three months
     ended March 31, 2001                                  -                   (300)           300              -           -

Utilized - three months ended
     March 31, 2001                                     (276)                     -           (309)          (128)       (713)
                                                       -----                   ----           ----           ----       -----

Balance March 31, 2001                                   794                    300             71            228       1,393

Utilized three months ended
     June 30, 2001                                      (198)                   (30)           (23)             0        (251)
                                                       -----                   ----           ----           ----       -----

Balance June 30, 2001                   $                596                    270             48            228       1,142

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

NOTE 6 - LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the effect of 889,470 common stock equivalents, because their effect would be anti-dilutive.

NOTE 7 - LITIGATION

On October 28, 1999, AudioFAX IP LLC filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company is infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. The Company filed an answer to the complaint on December 2, 1999. Discovery began in early 2000 and no trial date has been set.

The case was stayed pursuant to a consent order submitted by both parties in September 2000 pending the re-examination by the U.S. Patent and Trademark Office of one of the patents in suit and is still stayed. Audiofax IP, LLC has indicated that the re-examination proceeding will soon be completed. Therefore, the stay will be lifted and discovery will resume.

The Company has reviewed the AudioFAX patents with its business and technical personnel and outside patent counsel and has concluded that the Company does not infringe these patents. As a result, the Company is confident of its position in this matter and is vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on the Company's financial condition and results of operations.


NOTE 8 - REVERSE STOCK SPLIT

     On February 8, 2001 the Company carried out a 1 for 4 reverse stock split. All share and per data are presented on a post split basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2001 and June 30, 2000

     Revenue. Subscriber revenue was $7.5 million and $3.0 million for the three months ended June 30, 2001 and 2000, respectively. The increase in revenue was primarily due to an increased number of subscriptions, principally through our acquisition of eFax.com in November 2000, and a price increase to eFax subscribers effective February 2001. Total subscribers at June 30, 2001 were 4.5 million. This compares to pro forma total subscribers, inclusive of eFax.com, of
3.2 million at June 30, 2000.


     For the three months ended June 30, 2001 other revenues consist primarily of royalties from certain licensing arrangements related to sales of consumable products to users of existing eFax.com licensed fax machines. Because the eFax.com acquisition took place in November 2000, there were no comparable revenues for the three months ended June 30, 2000.

     Cost of Revenue. Subscriber cost of revenue is comprised primarily of data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Subscriber cost of revenue was $3.1 million, or 41% of subscriber revenue, and $1.7 million, or 56% subscriber of revenue, for the three months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base.


Operating Expenses

     Sales and Marketing. Our sales and marketing costs for the three months ended June 30, 2001 consisted primarily of personnel, advertising costs, and consulting fees. For the three months ended June 30, 2000 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, personnel related expenses, consulting, advertising, and public relations. Sales and marketing expenses were $1.0 million, or 13% of subscriber revenue, and $2.4 million, or 81% of subscriber revenue, for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing costs decreased for the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to the reduction of fixed payments for advertising in favor of transactions requiring payment only upon acquisition of paid subscribers.

     Beginning in the second half of fiscal 2000, and continuing through today, our marketing strategy has focused primarily on "cost of acquisition" transactions, on which we paid customer acquistion expenses only after obtaining a paid customer. Prior to that time, our marketing strategy focused primarily on online advertising which required us to pay the advertiser regardless of customer acquistion.

     Research and Development Research and development costs were $647,000, or 8% of total revenue, and $564,000, or 19% of total revenue, for the three months ended June 30, 2001 and 2000, respectively. Research and development costs for the three months ended June 30, 2001 and 2000 primarily consisted of personnel related expenses. The percentage of revenue decline from fiscal 2000 to 2001 was primarily due to increases in revenues over these comparable periods.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.5 million, or 45% of total revenue, and $3.8 million, or 127% or total revenue, for the quarters ended June 30, 2001 and 2000, respectively. The percentage of revenue decline in the second quarter of 2001 versus 2000 was principally due to increases in revenues over these comparable periods.

     Amortization of Goodwill and Other Intangibles. For the three months ended June 30, 2001 and 2000, amortization of goodwill and other intangibles aggregated $1.7 million and $1.1 million, respectively. The increase in fiscal 2001 was due to the acquisition of eFax.com in November 2000.

     Other Income, net. Other income, net, was $377,000 and $676,000 for the three months ended June 30, 2001 and 2000, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on capital lease obligations and long-term debt. Amounts for the first quarter of 2000 were higher than 2001 primarily due to the carrying of higher cash and investment balances.

Results of Operations for the Six Months Ended June 30, 2001 and June 30, 2000

     Revenue. Subscriber revenue was $13.7 million and $5.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in revenue was primarily due to an increased number of subscriptions, principally through our acquisition of eFax.com in November 2000, and a price increase to eFax.com subscribers effective February 2001. Total subscribers at June 30, 2001 were 4.5 million. This compares to pro forma total subscribers, inclusive of eFax.com, of
3.2 million at June 30, 2000.

     Hardware and other revenues aggregated $1.4 million for the six months ended June 30, 2001. We had no comparable revenues for the six months ended June 30, 2000. Hardware revenues resulted from sales of consumable products to users of existing eFax.com licensed fax machines. Other revenues consisted primarily of royalties from certain licensing arrangements related to eFax hardware products. On February 15, 2001, we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with that party for future consumable sales. As a result, hardware sales and cost of sales are not expected to recur subsequent to the first quarter of fiscal 2001 . Instead, we will receive royalty payments which are expected to result in immaterial revenues for fiscal 2001.

     Cost of Revenue. Subscriber cost of revenue is comprised primarily of data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Subscriber cost of revenue was $6.1 million, or 45% of subscriber revenue, and $3.0 million, or 52% of subscriber revenue, for the six months ended June 30, 2001 and 2000, respectively. The increase in cost of revenue reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base.

     Cost of revenue from hardware sales, which, as discussed in the "Revenue" section of MD&A above, are not expected subsequent to the first quarter of fiscal 2001, was $450,000 or 61% of hardware sales, for the six months ended June 30, 2001. There were no comparable cost of revenues for the six months ended June 30, 2000.

Operating Expenses

     Sales and Marketing. Our sales and marketing costs for the six months ended June 30, 2001 consisted primarily of personnel related expenses, advertising costs, and consulting fees. For the six months ended June 30, 2000 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, personnel related expenses, consulting, advertising, and public relations. Sales and marketing expenses were

$2.2 million, or 16% of subscriber revenue, and $4.6 million, or 79% of subscriber revenue, for the six months ended June 30, 2001 and 2000, respectively. Sales and marketing costs decreased for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to the reduction of fixed payments for advertising in favor of transactions requiring payment only upon acquisition of paid subscribers.

     Beginning in the second half of fiscal 2000, and continuing through today, our marketing strategy has focused primarily on "cost of acquisition" transactions, on which we paid customer acquisition expenses only after obtaining a paid customer. Prior to that time, our marketing strategy focused primarily on online advertising which required us to pay the advertiser regardless of customer acquisition.

     Research and Development Research and development costs were $1.2 million, or 8% of total revenue, and $1.4 million, or 23% of total revenue, for the six months ended June 30, 2001 and 2000, respectively. Research and development costs for the six months ended June 30, 2001 and 2000 primarily consisted of personnel related expenses. The percentage of revenue decline from fiscal 2000 to 2001 was primarily due to increases in revenues over these comparable periods.

     General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $7.2 million, or 48% of total revenue, and $7.8 million, or 132% of total revenue, for the six months ended June 30, 2001 and 2000, respectively. The percentage of revenue decline for the six months ended June 30, 2001 versus 2000 was principally due to increases in revenues over these comparable periods.

     Amortization of Goodwill and Other Intangibles. For the six months ended June 30, 2001 and 2000, amortization of goodwill and other intangibles aggregated $3.5 million and $1.8 million respectively. The increase was due to the acquisition of eFax.com in November 2000.

     Other Income, Net. Other income, net, was $801,000 and $1.5million for the six months ended June 30, 2001 and 2000, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on capital lease obligations and long-term debt. Amounts for the six months ended June 30, 2000 were higher than the comparable period for fiscal 2001 primarily due to the carrying of higher cash and investment balances.


Liquidity and Capital Resources

     As of June 30, 2001, we had $22.0 million in cash and cash equivalents and $2.0 million in short-term investments. Short-term investments consisted of government and corporate debt securities. Short-term maturities range from three months to one year.

     Net cash used in operating activities decreased to $1.4 million for the six months ended June 30, 2001 from $6.2 million for the same period in 2000. The decrease in net cash used in operating activities was due primarily to a decrease in net loss and an increase in depreciation and amortization offset by a decrease in accounts payable and accrued expenses.

     Net cash provided by investing activities was $1.3 million and $9.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in net cash provided by investing activities from fiscal 2000 to 2001 was primarily due to decreases in the redemption of short and long-term investments and purchases of property, plant and equipment, and the issuance of notes receivable.

     Net cash used in financing activities of $1.8 million for the six months ended June 30, 2001 consisted of repayments of long-term debt and capital lease obligations and the purchase of redeemable common stock. Net cash used in financing activities of $274,000 for the six months ended June 30, 2000 consisted of repayments of long-term debt and capital lease obligations offset by the exercise of employee stock options.

      We have approved a program to purchase up to $2 million of our securities, through a series of market or off market transactions, during the period ending December 31, 2001. Pursuant to this program, on June 20, 2001, we closed an off market transaction to repurchase, 251,922 shares of our redeemable common stock, and 117,188 outstanding warrants for $911,024 in cash. Prior to repurchase, these common shares were classified in our balance sheet at their redeemable security value of $3,224,598 due to certain put features available to the holders.

      The fair value paid for these shares, and the difference between their fair value and their carrying value was recorded as treasury stock and additional paid in capital, respectively, in our stockholders' equity section in the accompanying June 30, 2001 balance sheet. The fair value paid for the warrants was an immaterial amount and was recorded as additional paid in capital in our stockholders' equity section in the accompanying June 30, 2001 balance sheet.

      On June 28, 2001 the remaining 300,003 redeemable common shares were privately sold by the holder. In connection with the sale, the put feature associated with the securities was eliminated, and as such, we have reclassified the carrying value of these shares of $3,840,035 to stockholders equity in the accompanying June 30, 2001 balance sheet.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our network and development of our services, the resources we devote to the sales and marketing of our services and our brand promotions, and other factors. We have experienced a substantial increase in our capital expenditures and operating lease arrangements since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

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


Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      We are required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require that we perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

      And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

      As of the date of adoption, we expect to have unamortized goodwill in the amount of $15.4 million, unamortized identifiable intangible assets in the amount of $1.4 million, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.2 million and $2.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, short-term investments consisted of corporate debt securities. Short-term maturities range from three months to one year. Such securities bear interest at fixed rates ranging from 3.8% to 4.7% per annum and are classified as held to maturity because the we have the ability and intent to do so. At June 30, 2001, cost approximates fair market value and we believe we have immaterial market rate risk due to the short-term nature of our investments

We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars.


PART II.
                               OTHER INFORMATION

ITEM 1. Legal Proceedings

      On October 28, 1999, AudioFAX IP LLC filed a lawsuit against us in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we are infringing these patents as a result of our sale of enhanced facsimile services. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We filed an answer to the complaint on December 2, 1999. Discovery began in early 2000 and no trial date has been set.

      The case was stayed pursuant to a consent order submitted by both parties in September 2000 pending the re-examination by the U.S. Patent and Trademark Office of one of the patents in suit and is still stayed. Audiofax IP, LLC has indicated that the re-examination proceeding will soon be completed. Therefore, the stay will be lifted and discovery will resume.

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

     Through June 30, 2001, we have used $53.5 million of proceeds from the Offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million, (ii) $7.5 million for expansion of our worldwide network, (iii) $14.5 million for funding advertising and marketing activities,
(iv) $9.2 million for funding general corporate expenses, and (v) $4.9 million for note receivable advances to eFax.com.

ITEM 3. Defaults Upon Senior Securities

     Not applicable

ITEM 4. Submission of Matters to a Vote of  Security Holders

The Company held its 2001 Annual Meeting on June 26, 2001. There were 11,517,692 shares of Company common stock entitled to be voted on May 16, 2001, the record date for the meeting. The following matters were submitted to the Company's shareholders for a vote at the Annual Meeting:

     1. To elect the following five director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

           Nominee                  For          Withheld
           -------                  ---          --------
           Richard S. Ressler       7,481,999    7,818
           John F. Rieley           7,481,999    7,818
           Michael P. Schulhof      7,481,765    8,052
           Robert J. Cresci         7,481,765    8,052
           Douglas Y. Bech          7,481,732    8,085

     2.   To approve the Company's 2001 Employee Stock Purchase Plan.

               For          Against      Abstain
               ---          -------      -------

               7,355,904    129,186      4,727

     3. To ratify the appointment of KPMG LLP as the Company's Independent Auditors for Fiscal 2001.

               For          Against      Abstain
               ---          -------      -------

               7,481,886    5,337        2,594

Based on these voting results, each of the directors nominated was elected and the three other matters were approved.

ITEM 5. Other Information

     Not applicable


ITEM 6. Exhibits and Reports on Form 8-K

     A.   Exhibits.

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
No.            Exhibit Title
---            -----------

10.1           Employment Agreement for Scott Jarus, dated June 20, 2001.

10.2 Promissory Note Secured by Deed of Trust, issued by Scott Jarus and Rebecca Jarus to j2 Global Communications, Inc. on July 19, 2001.

10.3 Deed of Trust granted by Scott Jarus and Rebecca Jarus to j2 Global Communications on July 19, 2001.

10.4 Redemption Agreement dated June 20, 2001 among j2 Global Communications, Inc. and the Shareholders referred to therein.

     B.   Reports on Form 8-K

          Form    Item        Description                    Filing Date
          ----    ----        -----------                    -----------

          8-K     5, 7        Regulation FD Disclosure       April 23, 2001



                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   j2 Global Communications, Inc.
                                   (Registrant)

                                   By: /s/ Nehemia Zucker
                                      ----------------------------------
                                   Its: Chief Financial Officer and Duly
                                        Authorized Officer of the Registrant
August 13, 2001