Form 10-Q
period 2001-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2001-11-14
CIK 1084048

---------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

     As of October 31, 2001, there were 11,121,379 shares of the Registrant's common stock, $0.01 per share, outstanding.

--------------------------------------------------------------------------------
                         j2 Global Communications, Inc.

                    For the Quarter Ended September 30, 2001


                                     INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)
           Condensed Consolidated Statements of Operations.................   3
           Condensed Consolidated Balance Sheets...........................   4
           Condensed Consolidated Statements of Cash Flows.................   5
           Notes to Condensed Consolidated Financial Statements............   6
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  10
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....  15

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ..............................................  16
  Item 2.  Changes in Securities and Use of Proceeds ......................  16
  Item 3.  Defaults Upon Senior Securities ................................  17
  Item 4.  Submission of Matters to a Vote of Security Holders ............  17
  Item 5.  Other Information ..............................................  17
  Item 6.  Exhibits and Reports on Form 8-K ...............................  17


                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        j2 Global Communications, Inc.
                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                             Three months ended           Nine months ended
                                                                September 30,               September 30,
                                                         -------------------------    -------------------------
                                                             2001          2000           2001          2000
                                                         -----------    ----------    -----------    ----------
Revenues:
     Subscriber                                          $     8,329    $    3,266    $    22,034    $    9,139
     Hardware                                                     --            --            742            --
     Other                                                       268            --            896            --
                                                         -----------    ----------    -----------    ----------
     Total                                                     8,597         3,266         23,672         9,139

Cost of revenue
     Subscriber                                                3,387         1,709          9,504         4,747
     Other                                                        --            --            450            --
                                                         -----------    ----------    -----------    ----------
     Total cost of revenue                                     3,387         1,709          9,954         4,747

     Gross profit                                              5,210         1,557         13,718         4,392

Operating expenses:
     Sales and marketing                                       1,125         2,549          3,313         7,167
     Research and development                                    709           767          1,890         2,120
     General and administrative                                3,381         3,711         10,600        11,483
     Amortization of goodwill and other intangibles            1,727         1,141          5,197         2,942
                                                         -----------    ----------    -----------    ----------

     Total operating expenses                                  6,942         8,168         21,000        23,712

Operating Loss                                                (1,732)       (6,611)        (7,282)      (19,320)

Other income, net                                                275           703          1,076         2,178
                                                         -----------    ----------    -----------    ----------

Net Loss                                                      (1,457)       (5,908)        (6,206)      (17,142)
                                                         ===========    ==========    ===========    ==========

Basic and diluted net loss per common share              $     (0.13)   $    (0.66)   $     (0.54)   $    (1.92)
                                                         ===========    ==========    ===========    ==========

Weighted average shares outstanding                       11,239,198     9,005,895     11,412,078     8,897,921
                                                         -----------    ----------    -----------    ----------

                        j2 Global Communications, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                (in thousands)

ASSETS                                              September 30, 2001     December 31, 2000
                                                    ------------------     -----------------
     Cash and cash equivalents                      $           22,816     $          23,824
     Short-term investments                                          0                 1,983
     Accounts receivable, net                                    2,865                 2,443
     Prepaid expenses and other                                  2,273                 2,047
                                                    ------------------     -----------------
     Total current assets                                       27,954                30,277

     Furniture, fixtures and equipment, net                      5,629                 6,214
     Goodwill, net                                              16,857                20,759
     Other purchased intangibles, net                            1,771                 2,945
     Long-term investments                                           0                 2,320
     Other assets                                                1,835                 2,790
                                                    ------------------     -----------------
     Total assets                                   $           54,046     $          65,305
                                                    ==================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses          $            3,440     $           5,298
     Accrued exit costs                                          1,098                 2,106
     Deferred revenue                                            1,117                 1,485
     Current portion of capital lease payable                      390                   295
     Current portion of long-term debt                             674                 1,285
     Other                                                         282                   132
                                                    ------------------     -----------------
     Total current liabilities                                   7,001                10,601

     Capital lease obligations                                       0                   168
     Long-term debt                                                 87                   416
                                                    ------------------     -----------------
     Total liabilities                                           7,088                11,185

     Redeemable common stock                                         0                 7,065
     Common stock subject to put option                            998                   998

     Total stockholders' equity                                 45,960                46,057
                                                    ------------------     -----------------
     Total liabilities and stockholders' equity     $           54,046     $          65,305
                                                    ==================     =================

                        j2 Global Communications, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                          Nine months ended
                                                             September 30,
                                                        ----------------------
                                                          2001          2000
                                                        ---------    ---------
Net cash used in operating activities                   $  (1,028)      (9,887)
                                                        ---------    ---------
Cash flows from investing activities:
  Redemption of investments, net                            4,344       20,926
  Advances under note receivable                             (500)      (4,000)
  Purchases of furniture, fixtures and equipment           (1,179)      (3,688)
                                                        ---------    ---------
Net cash provided by investing activities                   2,665       13,238
                                                        ---------    ---------

Cash flows from financing activities:
  Exercise of stock options                                     -           90
  Repayments of loans payable and capital
   lease obligations, net                                  (1,341)        (640)
  Repurchase of common stock                               (1,304)           -
                                                        ---------    ---------
Net cash used in financing activities                      (2,645)        (550)
                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents       (1,008)       2,801
Cash and cash equivalents, beginning of year               23,824       12,256
                                                        ---------    ---------
Cash and cash equivalents, end of period                $  22,816       15,057
                                                        ---------    ---------


                         j2 Global Communications, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 2000 as presented in the Company's Form 10-K, as amended on April 30, 2001. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized losses on a short-term investment classified as available for sale for fiscal 2000, and net loss only for fiscal 2001. Comprehensive loss was $1.5 and $6.1 million for the quarters ended September 30, 2001 and 2000, respectively, and $6.2 and $17.5 million for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 4 - BUSINESS COMBINATIONS

SureTalk.com, Inc.
-----------------

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

TimeShift, Inc.
--------------

On March 6, 2000 the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in common stock, valued at the average closing price at the acquisition date. TimeShift was a closely held Internet technology company based in San Francisco, California.

eFax.com
--------

On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc. for $8.2 million, including $5.8 million in common stock, valued at the average closing price at the acquisition date, $0.8 million in acquisition costs, and $1.6 million in common stock warrants, valued at their fair value at the acquisition date. eFax.com was a leading provider of unified messaging and communications services. The acquisition was accounted for under the purchase method of accounting and, accordingly, eFax.com's assets and liabilities were recorded based upon their fair values on the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets that are being amortized on a straight-line basis over seven years from the date of acquisition.

The operations of the above-acquired companies are included in the results of operations and cash flows of the Company from the date of acquisition forward.

The pro forma consolidated financial information for the Company for the three and nine months ended September 30, 2000 determined as if the SureTalk and eFax acquisitions had occurred on January 1, 2000 would have resulted in net sales of $6.0 million and $16.8 million, net loss of $5.6 million and $16.8 million, loss from operations of $6.3 million and $19.0 million, and basic and diluted loss per share of $0.48 and $1.47 respectively. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the TimeShift transaction is immaterial for all periods presented and therefore is not included in the pro forma information presented.

NOTE 5 - INTEGRATION COSTS

In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntary terminate eFax employees, and for other activities of eFax with j2 Global. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit to the Company, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

                                 e-fax duplicate     e-fax duplicate     Workforce       Occupancy
                                 phone operations  information systems   reductions        Costs        Total
                                 ----------------  -------------------  -----------      ---------      -----
(thousands)

Balance November 29, 2000
 (efax.com acquisition date)       $     1,204               675              380            386         2,645
Utilized--fiscal 2000                     (134)              (75)            (300)           (30)         (539)
                                   -----------            ------           ------         ------        ------
Balance December 31, 2000                1,070               600               60            358         2,106
Adjustments--three months
 ended March 31, 2001                       --              (300)             300             --            --
Utilized--three months ended
 March 31, 2001                           (276)               --             (309)          (126)         (713)
                                   -----------            ------           ------         ------        ------
Balance March 31, 2001                     794               300               71            228         1,393
Utilized--three months ended
 June 30, 2001                            (198)              (30)             (23)             0          (251)
                                   -----------            ------           ------         ------        ------
Balance June 30, 2001                      596               270               46            228         1,142
Adjustments--three months
 ended September 30, 2001                                   (270)             (48)           318            --
Utilized--three months ended
 September 30, 2001                        (44)               --               --             --           (44)
                                   -----------            ------           ------         ------        ------
Balance September 30, 2001                 552                 0                0            546         1,098

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

Based on our most current information available, except for certain unsettled amounts related to terminations of certain phone operations contracts and a lease, all duplicate costs payments ceased at the end of the third quarter of fiscal 2001.

NOTE 6 - LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. For the three and nine month periods ended September 30, 2001, diluted net loss per share excludes the effect of options and warrants to purchase approximately 890,000 and 812,000 shares, respectively, because their effect would be antidilutive. Additionally, for the three and nine month periods ended September 30, 2000, diluted net loss per share excludes the effect of options and warrants to purchase approximately 380,000 and 491,000 shares, respectively, because their effect would also be antidilutive.

NOTE 7 - STOCK REPURCHASE TRANSACTIONS

   In June 2001, the Company announced that is Board of Directors had approved a stock repurchase program pursuant to which, through December 31, 2001, the Company is authorized to repurchase up to $2 million of the Company's common stock through one or more open market or off market purchases. During the third quarter of fiscal 2001 we purchased $393,000 of common stock through a series of open market purchases under the program. As of October 31, 2001, the Company has purchased an aggregate of $1.3 million in common stock under the program, leaving $700,000 available for additional repurchases through December 31, 2001. The Company is not required to effect additional repurchases under the program, but may do so as it deems appropriate and in the best interests of the Company and its shareholders.

   On June 20, 2001, also pursuant to the stock repurchase plan, we repurchased, 251,922 shares (of 551,925 shares outstanding) of our redeemable common stock and 117,188 outstanding warrants, for an aggregate value of $911,024. Prior to repurchase, these common shares were classified at their redeemable security value of $3,224,598 in our balance sheet due to certain put features available to the holders.

   The fair value paid for the shares and the difference between such fair value and the carrying value of the shares was recorded as treasury stock and additional paid in capital, respectively, in our stockholders equity section in the accompanying balance sheet. The fair value paid for the warrants when issued was an immaterial amount and was recorded as additional paid in capital in our stockholders equity section in the accompanying balance sheet.

   On June 28, 2001 the remaining 300,003 redeemable common shares were privately sold by the holder. In connection with the sale, the put feature associated with the securities was eliminated, and as such, we have reclassified the carrying value of these shares of $3,840,035 to stockholders equity in the accompanying balance sheet.

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

   The case was stayed pursuant to a consent order submitted by both parties in September 2000 pending the re-examination by the U.S. Patent and Trademark Office. The re-examination concluded in September 2001 and the stay was lifted and discovery resumed.

   We have reviewed the AudioFAX patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and are vigorously defending the suit. However, the outcome of complex litigation is uncertain and cannot be predicted with certainty at this time. Any unanticipated adverse result could have a material adverse effect on our financial condition and results of operations

NOTE 9 - REVERSE STOCK SPLIT

  On February 8, 2001 we carried out a 1 for 4 reverse stock split. All historical share and per data are presented on a post split basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2001 and 2000

  Revenue.   Subscriber revenue was $8.6 million and $3.3 million for the three months ended September 30, 2001 and 2000, respectively. The increase in revenue was primarily due to an increased number of subscriptions principally through our acquisition of eFax.com in November 2000 and a price increase to eFax subscribers effective February 2001. Total subscribers at September 30, 2001 were 4.5 million. This compares to pro forma total subscribers, inclusive of eFax.com, of 3.5 million at September 30, 2000.

      For the three months ended September 30, 2001 other revenues consist primarily of royalties from certain licensing arrangements related to sales of consumable products to users of existing eFax.com licensed fax machines. Due to the eFax.com acquisition date of November 2000, there were no comparable revenues for the three months ended September 30, 2000.

  Cost of Revenue.   Subscriber cost of revenue is comprised primarily of data
and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Subscriber cost of revenue was $3.4 million, or 41% of subscriber revenue, and $1.7 million, or 52% subscriber of revenue, for the three months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue in absolute dollars reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base. The decrease in cost of revenues as a percentage of sales is primarily due to our higher absorption of fixed capacity costs in fiscal 2001 versus 2000.

Operating Expenses

  Sales and Marketing.   Our sales and marketing costs for the three months
ended September 30, 2001 consisted primarily of personnel related expenses, advertising costs, and consulting fees. For the three months ended September 30, 2000 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, personnel related expenses, consulting, advertising, and public relations. Sales and marketing expenses were $1.1 million, or 14% of subscriber revenue, and $2.5 million, or 78% of subscriber revenue, for the three months ended September 30, 2001 and 2000, respectively. Sales and marketing costs decreased for the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to the reduction of fixed payments for advertising in favor of transactions requiring payment only upon acquisition of paid subscribers.

  Prior to mid fiscal year 2000, we allocated limited resources to marketing our services, relying on our web sites to generate subscriptions and strategic alliances to market and sell our services to their customer bases. For the second half of fiscal 2000, and on a go forward basis, we expect our sales and marketing customer acquisition expenses to primarily occur only upon the acquisition of a paid subscriber. As a result, our marketing relationships with third parties are expected to primarily consist of revenue share arrangements.

  Research and Development   Research and development costs were $709,000, or 8%
of total revenue, and $767,000, or 23% of total revenue, for the three months ended September 30, 2001 and 2000, respectively. Research and development costs for the three months ended September 30, 2001 and 2000 primarily consisted of personnel related expenses. The decline as a percentage of revenue from fiscal 2000 to 2001 was primarily due to increases in revenues over these comparable periods.

  General and Administrative.   Our general and administrative costs consist
primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.4 million, or 39% of total revenue, and $3.7 million, or 114% or total revenue, for the quarters ended September 30, 2001 and 2000, respectively. The percentage of revenue decline in the second quarter of 2001 versus 2000 was principally due to increases in revenues over these comparable periods.

  Amortization of Goodwill and Other Intangibles.   For the three months ended
September 30, 2001 and 2000, amortization of goodwill and other intangibles aggregated $1.7 million and $1.1 million, respectively. The increase in fiscal 2001 was due to the acquisition of eFax.com in November 2000.

  Other Income, net. Other income, net, was $275,000 and $703,000 for the three months ended September 30, 2001 and 2000, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on capital lease obligations and long-term debt. Amounts for the third quarter of 2000 were higher than 2001 primarily due to the carrying of higher cash and investment balances and higher interest rates.

Results of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000

  Revenue.   Subscriber revenue was $23.7 million and $9.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in revenue was primarily due to an increased number of subscriptions principally through our acquisition of eFax.com in November 2000 and a price increase to eFax subscribers effective February 2001. Total subscribers at September 30, 2001 were 4.5 million. This compares to pro forma total subscribers, inclusive of eFax.com, of 3.5 million at September 30, 2000.

      Hardware and other revenues aggregated $1.4 million for the nine months ended September 30, 2001. We had no comparable revenues for the nine months ended September 30, 2000. Hardware revenues result from sales of consumable products to users of existing eFax.com licensed fax machines. Other revenues consist primarily of royalties from certain licensing arrangements related to eFax hardware products. On February 15, 2001 we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with such party for future consumable sales. As a result, hardware sales and cost of sales are not expected to recur subsequent to the first quarter of fiscal 2001. Instead, we expect to receive royalty payments which are anticipated to result in immaterial revenues for fiscal 2001.

      Cost of Revenue.   Subscriber cost of revenue is comprised primarily of
data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Subscriber cost of revenue was $10.0 million, or 42% of subscriber revenue, and $4.7 million, or 52% of subscriber revenue, for the nine months ended September 30, 2001 and 2000, respectively. The increase in cost of revenue in absolute dollars reflects the cost of building and expanding our server and networking infrastructure and customer service capabilities to accommodate growth of our subscriber base. The decrease in cost of revenues as a percentage of sales is primarily due to our higher absorption of fixed capacity costs in fiscal 2001 versus 2000.

  Cost of revenue from hardware sales, which, as discussed in the "Revenue" section of MD&A above, are not expected following the first quarter of fiscal 2001, was $450,000 or 61% of hardware sales for the nine months ended September 30, 2001. There were no comparable sales for the nine months ended September 30, 2000.

Operating Expenses

  Sales and Marketing.   Our sales and marketing costs for the nine months ended
September 30, 2001 consisted primarily of personnel related expenses, advertising costs, and consulting fees. For the nine months ended September 30, 2000 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, personnel related expenses, consulting, advertising, and public relations. Sales and marketing expenses were $3.3 million, or 14% of subscriber revenue, and $7.2 million, or 78% of subscriber revenue, for the nine months ended September 30, 2001 and 2000, respectively. Sales and marketing costs decreased for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to the reduction of fixed payments for advertising in favor of transactions requiring payment only upon acquisition of paid subscribers.

  Prior to mid fiscal year 2000, we allocated limited resources to marketing our services, relying on our web sites to generate subscriptions and strategic alliances to market and sell our services to their customer bases. For the second half of fiscal 2000, and on a go forward basis, we expect our sales and marketing customer acquisition expenses to occur only upon the acquisition of a paid subscriber. As a result of this, we expect our marketing relationships with third parties to principally consist of revenue share arrangements.

  Research and Development.   Research and development costs were $1.9 million,
or 8% of total revenue, and $2.1 million, or 23% of total revenue, for the nine months ended September 30, 2001 and 2000, respectively. Research and development costs for the nine months ended September 30, 2001 and 2000 primarily consisted of personnel related expenses. The decline as a percentage of revenue from fiscal 2000 to 2001 was primarily due to increases in revenues over these comparable periods.

  General and Administrative.   Our general and administrative costs consist
primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $10.6 million, or 45% of total revenue, and $11.5 million, or 126% of total revenue, for the nine months ended September 30, 2001 and 2000, respectively. The decline as a percentage of revenue for the nine months ended September 30, 2001 versus 2000 was principally due to increases in revenues over these comparable periods.

  Amortization of Goodwill and Other Intangibles.   For the nine months ended
September 30, 2001 and 2000, amortization of goodwill and other intangibles aggregated $5.2 million and $2.9 million, respectively. This increase was due to the acquisition of eFax.com in November 2000.

  Other Income, Net. Other income, net, was $1.1 million and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on capital lease obligations and long-term debt. Amounts for the nine months ended September 30, 2000 were higher than the comparable period for fiscal 2001 primarily due to the carrying of higher cash and investment balances and higher interest rates.

Liquidity and Capital Resources

  As of September 30, 2001 we had $22.8 million in cash and cash equivalents.

  Net cash used in operating activities decreased to $1.0 million for the nine months ended September 30, 2001 from $9.9 million for the same period in 2000. The decrease in net cash used in operating activities was due primarily to a decrease in net loss and an increase in depreciation and amortization offset by a decrease in accounts payable and accrued expenses.

  Net cash provided by investing activities was $2.7 million and $13.2 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net cash provided by investing activities from fiscal 2000 to 2001 was primarily due to decreases in the redemption of short and long-term investments, purchases of property, plant and equipment, and advances under notes receivable.

  Net cash used in financing activities of $2.6 million for the nine months ended September 30, 2001 consisted of repayments of long-term debt and capital lease obligations, and the purchases of redeemable and open market common stock. Net cash used in financing activities of $550,000 for the nine months ended September 30, 2000 consisted of repayments of long-term debt and capital lease obligations offset by the exercise of employee stock options.

Stock Repurchase Program Transactions

   In June 2001, the Company announced that is Board of Directors had approved stock repurchase program pursuant to which, through December 31, 2001, the Company is authorized to repurchase up to $2 million of the Company's common stock through one or more open market or off market purchases. During the third quarter of fiscal 2001 we purchased $393,000 of common stock through a series of open market purchases under the program. As of October 31, 2001, the Company has purchased an aggregate of $1.3 million in common stock under the program, leaving $700,000 available for additional repurchases through December 31, 2001. The Company is not required to effect additional repurchases under the program, but may do so as it deems appropriate and in the best interests of the Company and its shareholders.

   On June 20, 2001, also pursuant to the stock repurchase plan, we repurchased, 251,922 shares (of 551,925 shares outstanding) of our redeemable common stock and 117,188 outstanding warrants, for an aggregate value of $911,024. Prior to repurchase, these common shares were classified at their redeemable security value of $3,224,598 in our balance sheet due to certain put features available to the holders.

   The fair value paid for the shares and the difference between such fair value and the carrying value of the shares was recorded as treasury stock and additional paid in capital, respectively, in our stockholders equity section in the accompanying balance sheet. The fair value paid for the warrants when issued was an immaterial amount and was recorded as additional paid in capital in our stockholders equity section in the accompanying balance sheet.

   On June 28, 2001 the remaining 300,003 redeemable common shares were privately sold by the holder. In connection with the sale, the put feature associated with the securities was eliminated, and as such, we have reclassified the carrying value of these shares of $3,840,035 to stockholders equity in the accompanying balance sheet.

Capital Requirements

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

  We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all, or may be dilutive.

Recently Issued Accounting Pronouncements

   In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

   Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

   As of the date of adoption, we expect to have unamortized goodwill in the amount of $15.4 million, unamortized identifiable intangible assets in the amount of $1.4 million, and no unamortized negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.2 million and $4.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   For fiscal 2001 our policy for business combinations completed prior to July 1, 2001 is to periodically evaluate whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, we would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable. For the portion of goodwill deemed not recoverable, we would record a charge, in the period identified, between the difference of the carrying amount and the estimated undiscounted value of future operating cash flows.

   In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

   The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Caution Concerning Forward-Looking Statements

   The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects,"intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to (and expressly disclaims any such obligation to) update or alter our forward-looking statements whether as a result of such changes, new information, future events of otherwise.

   Our risk factors included in our annual report on Form 10-K, as amended April 30, 2001 and those identified in our other filings with the SEC could also cause actual results to differ from those contained in the forward looking statements.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

   At September 30, 2001, all of our investments were classified as cash equivalents and as such we believe we have immaterial market rate risk.

   We believe that our exposure to currency exchange fluctuation risk is insignificant because our transactions with international vendors and customers are generally denominated in US dollars, and those not denominated in US dollars are immaterial in amount.

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

   The case was stayed pursuant to a consent order submitted by both parties in September 2000 pending the re-examination by the U.S. Patent and Trademark Office. The re-examination concluded in September 2001 and the stay was lifted and discovery resumed.

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

     Through September 30, 2001, we have used $57.0 million of proceeds from the Offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.5 million and redemption of preferred stock in the amount of $6.8 million, (ii) $8.7 million for expansion of our worldwide network, (iii) $15.1 million for funding advertising and marketing activities,
(iv) $10.9 million for funding general corporate expenses, and (v) $4.9 million for note receivable advances to eFax.com.

ITEM 3.   Defaults Upon Senior Securities

   Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

   Not applicable

ITEM 5.   Other Information

   Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

   A.  Exhibits.

       Not applicable

   B.  Reports on Form 8-K

       Form     Item      Description                            Filing Date
       ----   --------    -----------                            -----------
       8-K      5, 7      Announcement of stock repurchase       July 2, 2001
                          program and closing of off-market
                          transaction

       8-K      5, 7      Regulation FD Disclosure regarding     July 24, 2001
                          second quarter fiscal 2001 financial
                          results

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

                              By:   /s/ Nehemia Zucker
                                  ----------------------
                              Its: Chief Financial Officer and Duly
                                   Authorized Officer of the Registrant

                              By:   /s/ Greggory Kalvin
                                  ----------------------
                              Its: Vice President, Finance
                                   (Principal Accounting Officer)


November 13, 2001