Form 10-K405
period 2001-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2002-04-01
CIK 1084048

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to

                        Commission File Number: 0-25965

                               -----------------

                        j2 GLOBAL COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                 51-0371142
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of       Identification Number)
                  Incorporation or
                    Organization)

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

                         Common Stock, $0.01 par value
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 01, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $31,635,833 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on that date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 1, 2002, the Registrant had 10,727,722 common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) Proxy Statement for the 2002 Annual Meeting of Stockholders--Part III Items 10, 11, 12 and 13.

   This Report on Form 10-K includes 75 pages with the Index to Exhibits located on page 52.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I.

Item 1.  Business.............................................................................   3

Item 2.  Properties...........................................................................  18

Item 3.  Legal Proceedings....................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders..................................  19

PART II. OTHER INFORMATION

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............  20

Item 6.  Selected Consolidated Financial Data.................................................  21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  27

Item 8.  Financial Statements and Supplementary Data..........................................  28

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  50

PART III.

Item 10. Directors and Executive Officers of the Registrant...................................  51

Item 11. Executive Compensation...............................................................  51

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  51

Item 13. Certain Relationships and Related Transactions.......................................  51

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  52

                                    PART I.

Item 1.  Business

  Disclosure Regarding Forward-looking Information


   This Report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "intend" and "plan". Our actual results may differ materially from those discussed in these statements. Factors that could contribute to such differences include those discussed in the "Risk Factors" section of this Report.

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

Company Overview

   j2 Global Communications, Inc. ("j2 Global", "Our" or "We") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions, Web initiated conference calling, document management solutions and unified messaging services. We market our services principally under the brand names "eFax" and "jConnect".

   We deliver our services through our global telephony/IP network, which spans more than 600 cities in 18 countries across 5 continents (including four capital cities in Latin America where we are in the process of launching service).

   We generate a substantial portion of our revenue from subscribers that pay through subscription and usage fees. We also generate revenue from advertising to non-paid subscribers. Our advertising supported subscribers also serve as a significant source of new paid subscribers.

   Our sales organization is organized into three distinct channels: Web, Corporate and Licensed Services. The Web channel, which today represents the majority of our revenue, markets eFax and jConnect branded services primarily to individuals and small businesses through a combination of Internet-based advertising and third-party sales relationships. The Corporate channel, which we introduced in 2000 and expect to represent an increasing percentage of our revenue, markets our services to midsize and large businesses, as well as government agencies, through a growing in-house sales force. Our Licensed Services channel seeks to integrate our services and network capabilities into third party product offerings and to license our intellectual property.

   We hold patents covering important aspects of our core inbound messaging services. Through our Licensed Services channel we have initiated a patent licensing program in an effort to generate additional revenue and make our technology available for use by others in the industry. During 2002 we began taking our document handling software solutions to the market under a variety of brand names, including "Messenger Plus" and "Papermaster".

   For the year ended December 31, 2001, our Web, Corporate and Licensed Services channel revenues represented 75%, 19% and 6% of our revenue, respectively. For fiscal years 2000 and 1999, substantially all of our revenue was generated from our Web channel. In the future, we expect the Corporate channel to represent a growing proportion of our revenues.

   As of March 1, 2002, our Web and Corporate channels had more than 4 million and 22,000 telephone numbers deployed, respectively.

   We operate in the fax, voicemail, conference calling, document management and unified messaging industries.

Our Solutions

   Businesses and individuals are increasingly making use of third parties to manage their communication and messaging needs. Their goal is to reduce or eliminate the cost of purchasing and maintaining hardware for fax and voice and the associated dedicated phone lines. In addition, businesses find that it is difficult to incorporate state-of-the-art technology in their existing infrastructure and employ the necessary expertise to maintain and upgrade a sophisticated messaging system. End users are looking for ways to make sending and receiving messages less time consuming and more flexible.

   We currently offer a fully integrated solution designed to replace or augment individual and corporate messaging and communications services. We tailor and brand our solutions to each of our different groups of users for more cost effective fax, voicemail, conference calling, document management and unified messaging functionality. Our paid services allow a subscriber to select a phone number from more than 600 cities around the world and toll-free numbers are available as well.

   We offer the following suite of products and services:

  Faxing

   Our faxing service provides a user both the ability to receive faxes as an easy to open e-mail attachment in their existing e-mail box and to send faxes directly from a PC or e-mail account, or from our Web sites.

  Voicemail

   Our voicemail service provides a user both the ability to receive voicemails as an easy to open e-mail attachment in their existing e-mail box and to send voicemails directly from an e-mail account or from our Web sites.

  Conference calling

   Our conference calling service, which is currently a bundled offering, enables the initiation and management of conference calls via the Web.

  Document Management

   Our document management solutions offerings include (1) a service that allows registered users to email Web pages, screenshots and other documents as easy-to-open email attachments, (2) an application for the PC designed to automate the process of organizing, archiving and retrieving digital versions of files and (3) a full featured Internet gateway, designed to deliver documents and data as faxes and alphanumeric pages from email, the Web and directly from Windows(TM) applications.

  Unified Messaging

   Our unified messaging service allows a subscriber to utilize their e-mail box as a single repository to bundle our fax, voicemail and conference calling features.

   We consistently evaluate our branding and product features and offerings in order to make them as attractive as possible to our current and prospective customers. For example, in the future we may offer a stand-alone conference calling product or enhanced voicemail, or may more closely integrate our document delivery and document management products.

Sales and Marketing

   We market our products and services through three distinct sales channels:
Web, Corporate and Licensed Services.

  Web channel

   The Web channel uses Internet-based advertising and third party sales relationships to drive customers to our Web sites www.j2.com and www.efax.com. New paid customers are acquired based on word-of-mouth, upselling advertiser supported subscribers to paid services and under cost-of-acquisition arrangements. Advertiser supported subscribers, who receive a service with limited functionality, are acquired based on word-of-mouth and under cost-of-acquisition arrangements.

   We generate activation, recurring monthly and usage fees from our paid subscribers, and advertising revenue from our advertising supported subscribers. Our advertising supported subscribers also serve as a significant source of new paid subscribers. Once a customer has signed up for an advertising supported service, we use a lifecycle management process to encourage them to upgrade to a paid service.

  Corporate channel

   Our Corporate sales channel, which we formed in late 2000, sells our services to midsize and large businesses and to government agencies. We recently expanded our Corporate channel sales force and expect this channel over time to represent a growing percentage of our revenue. The Corporate channel consists of a direct sales force whose members are assigned to particular geographic territories, as well as a telemarketing sales group that fields telephone inquiries for corporate services.

   j2 Global's corporate services can reduce costs for faxing and enhance efficiency and security. Our sales force uses a proprietary template to analyze a prospective customer's existing cost of faxing compared to the j2 Global alternative. As of March 1, 2002, we had more than 800 corporate clients using more than 22,000 telephone numbers.

  Licensed Services channel

   Our Licensed Services channel seeks to integrate our services and network capabilities into third party product offerings and to license our intellectual property. Service and network integration transactions can take long periods of time to complete, and we cannot predict when they will occur. In February 2002 we initiated a patent licensing program through this sales channel in an effort to generate additional revenue and to offer others in our industry the benefits of our intellectual property.

Global Network and Operations

   We have 68 points of presence (POPS) worldwide and a central data center in Los Angeles. We connect our POPS to our central data center via either a Virtual Private Network (VPN) or frame relay. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 600 cities in 18 countries on 5 continents. Our network covers all major metropolitan areas in the United States, including New York, Los Angeles and Chicago, and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney and Tokyo. We are currently in the process of expanding our network to four capital cities in Latin America.

   We obtain telephone numbers from various local carriers throughout the United States and internationally. As of March 2002, our active and inventoried telephone numbers are sufficient to satisfy our expected demand for the foreseeable future. Our ability to continue to acquire additional quantities of phone numbers in the future will depend on our relationships with our local carriers, our ability to pay market prices for such phone numbers and the regulatory environment.

Customer Support Services

   Our customer service department provides support to our customers through a combination of online self-help, email messages and telephone calls. Our Internet-based online self-help allows customers to resolve simple issues on their own through knowledge-based tools, eliminating the need to speak to our customer service representatives. We provide email support 7 days per week, 24 hours per day, and telephone support 15 hours per day on weekdays. Dedicated telephone support is provided for Corporate customers.

Competition

   Competition in the outsourced value-added messaging and communication space is intense. We face competition from, among others, voice-mail providers, fax providers, paging companies, Internet service providers, e-mail providers and telephone companies.

   We compete against other companies that provide one or more of the services that we do. In addition, these competitors may add services to their offerings to provide messaging and communication services comparable to ours. Future competition could come from a variety of companies in the messaging and communications space. Included in this space are major companies that have much greater resources than we do, have been in operation for many years and have large subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Patents and Proprietary Rights

   We rely on a combination of patent, trademark, trade secret and copyright law and contractual agreements to protect our proprietary technology and intellectual property rights.

   We have five U.S. patents and multiple pending U.S. and foreign patent applications covering components of our technology. Patents are sought for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced. Our trade secrets are protected through formal procedures that include employee agreements and confidentiality agreements with other entities. We have obtained U.S. copyright registrations for certain proprietary software.

   We own and use a number of trademarks in connection with our products and services, including eFax, jConnect, j2 and the j2 logo, Hotsend, Papermaster, Protofax, Email-By-Phone, Documagix, JFAX and the JFAX logo, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries, including applications for the mark j2 and the j2 logo.

   We hold numerous Internet domain names, including "efax.com", "j2.com" and "j2global.com". Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as ".net", ".org", or ".biz" or with a country designation. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by non-governmental Internet regulatory bodies, while trademarks are enforceable under localized national law. However, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to continue to establish additional top-level domains, appoint additional domain name registrars and/or modify the requirements for holding domain names in all of the countries in which we conduct business, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

   We have developed substantially all of our software internally, and have entered into agreements with our software programmers that provide for our ownership of all software and intellectual property. We have licensed from third parties some components of our software for unlimited use for one-time, up-front payments pursuant to written license agreements. Some of our license agreements provide for a modest additional payment in the event of a subsequent major upgrade.

   Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

Government Regulation

   There is currently only a small body of laws and regulations directly applicable to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. For example, recent laws affecting the Internet include:

  . The Digital Millennium Copyright Act, which provides stronger copyright protection for software, music and other works on the Internet. Under this law, Internet service providers ("ISP(s)") and Web site operators must register with the U.S. Copyright Office to avoid liability for infringement by their subscribers and must satisfy the conditions for safe harbor protection contained therein for ISPs.

  . The Child Online Protection Act ("COPA"), which prohibits persons from making harmful communications available to minors. On June 22, 2000, the Third Circuit Court of Appeals affirmed a preliminary injunction of this statute, concluding that it violated First Amendment protections in the U.S. Constitution. Appeal of this decision is presently pending before the United States Supreme Court.

  . The Children's Online Privacy Protection Act ("COPPA"), which requires certain Web sites and online services to implement specific procedures and generally to obtain parental consent before collecting, using, or disclosing personal information from children under 13 years of age.

  . Child Protection and Sexual Predator Punishment Act, which imposes stronger criminal penalties for using the Internet to solicit minors for sexual purposes and criminalizes sending obscene material to persons under the age of 16.

  . The Internet Tax Nondiscrimination Act, which provides a moratorium on taxes deemed discriminatory in order to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation. The current federal moratorium is scheduled to expire on November 1, 2003.

  . The EU Data Privacy Directive, which requires EU member states to enact legislation creating strong protections governing the use of personal data about individuals. One specific provision of the Directive prohibits the transfer of personal data from an EU country to a non-EU country that lacks "adequate" data protection laws. Because the EU has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between EU countries and the US.

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

   We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications Commission ("FCC"), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are not subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. The FCC has recently initiated several proceedings to examine the regulatory framework for the delivery of broadband services. While it is impossible to predict the outcome, the FCC's inquiry may affect the regulatory requirements for the transmission of services such as those we provide. The FCC is also reviewing the system for inter-carrier compensation that may affect the prices we pay for transmission and switching services, while continued regulation of competition in the telecommunications industry may have an indirect affect on our services.

   Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources in a timely fashion. For instance, the FCC has recently decided to allow states to petition for authority to adopt specialized area codes, including area codes that would only contain unified messaging service providers. We intend to seek reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents.

   The FCC has also ruled that calls to ISPs are jurisdictionally interstate and that ISPs should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on ISPs. The FCC is examining inter-carrier compensation for calls to ISPs, which could affect ISPs' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use, decrease the demand for our services, and increase our costs.

   The European Union has adopted legislation which has a direct impact on business conducted over the Internet and on the use of the Internet. For example, the United Kingdom Defamation Act of 1996 protects an ISP, under certain circumstances, from liability for defamatory materials stored on its servers. However, we note that in a 1999 case a London court found that an ISP was liable for defamatory statements made by one of its subscribers. The European Directive on the Protection of Consumers is expected to have a direct effect on the use of the Internet for commercial transactions and will create an additional layer of consumer protection legislation with respect to electronic commerce. In addition, numerous other regulatory schemes are being contemplated by governmental authorities in both the United Kingdom and the European Union. As in the United States, there is uncertainty as to the enactment and impact of foreign regulatory and legal developments. For instance, in France, a court recently found that Yahoo! violated French law by failing to prohibit the sale of Nazi paraphernalia to French citizens through its.com Web site. However, a U.S. Federal District Court subsequently held that French law does not trump free expression rights. These developments may have a material and adverse impact on our business, prospects, financial condition and results of operations.

Seasonality and Backlog

   Our Web channel business is not seasonal to any significant extent, except as is generally the case for most businesses during extended holiday periods. Although we have limited operating history, we have experienced and expect to continue to experience some seasonality with respect to our Corporate channel.

   We experience no material backlog.

Research and Development

   The market for our services is evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, upon our ability to enhance our current services, to respond effectively to technological changes, to sell additional services to our existing customer base and to introduce new services and technologies that address the increasingly sophisticated needs of our customers. We are devoting significant resources to the development of enhancements to our existing services and to introduce new services. There can be no assurance that we will successfully complete the development of new services or features or that current or future services will satisfy the needs of the market for outsourced messaging, communications and document management solutions. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our services or technologies noncompetitive or obsolete.

   Our research and development expenditures were $2,535,000, $2,762,000 and $1,829,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

Employees

   As of March 1, 2002, we employed or contracted a total of 134 employees, including 6 consultants on a full or part-time basis. We have 90 full-time salaried personnel and 38 full-time hourly workers. 45 of our employees are technical staff, reflecting our emphasis on technology.

   Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Reverse Stock Split

   On February 8, 2001 we carried out a one for four reverse stock split. Except as noted, all share and per data are presented on a post split basis.

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

Our business is subject to numerous risks

   You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by companies competing in rapidly evolving markets. Among the other risks set forth in this section, these risks include our ability to:

  . Maintain, expand and market and our Web and Corporate channel customer bases;

  .   Successfully maintain our advertising and outbound usage revenues;

  . Obtain large quantities of non-paying customers on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

  . Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

  . On a cost effective basis, retain our current base of telephone numbers and obtain additional telephone numbers in such quantities and geographic areas as are necessary to satisfy the demand for our services;

  . Successfully protect our intellectual property and avoid infringing the proprietary rights of others;

  .   Maintain acceptable levels of service quality and availability;

  . Compete with other similar providers with regard to price, service and functionality;

  . Maintain the security of customer information and transmissions through our network;

  . Introduce new services and achieve acceptable levels of return on investment for those new services; and

  .   Recruit and retain key personnel.

   If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure could have a material adverse effect on our business, prospects, financial condition and results of operations.

Customers may be unwilling to pay our prices, either because they find satisfactory free services or because they believe other paid services provide a better value.

   The prices for our paid services are in some cases higher than those charged by our competitors. We may need to reduce prices for our paid services. We cannot predict whether we will be able to sustain adequate pricing levels as competitors introduce competing services, including free services. Our failure to sustain desired pricing levels would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may have difficulty in retaining our customers, which may prevent our long-term success

   Our sales, marketing and other costs to acquire new customers have historically been substantial relative to the monthly fees derived from subscriptions. Accordingly, we believe that our long-term success depends largely on our ability to retain our existing customers while continuing to attract new ones at attractive costs. We continue to invest significant resources in our systems and network infrastructure and customer support capabilities to provide satisfactory levels of service quality and customer service. We cannot be certain that these expenditures will be sufficient to maintain customer retention. We believe that competition from companies providing similar services has caused, and may continue to cause, some of our customers to switch to competitors' services. In addition, some new customers do not become consistent users of our services and, therefore, may be more likely to discontinue their subscription. These factors adversely affect our customer retention rates. Any decline in customer retention rates could have a material adverse effect on our business, prospects, financial condition and results of operations.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors with significantly greater financial resources

   Competition in the converging Internet and telecommunications industries is becoming increasingly intense for each of the industries we operate in. We face competition for our services from, among others, voice-mail providers, fax providers, paging companies, Internet service providers, email providers and telephone companies.

   Competitive pressures may impair our ability to maintain profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if our goal is to have an exclusive relationship with a particular company.

   We compete against other companies that provide one or more of the services that we do. In addition, these competitors may add services to their offerings to provide messaging and communication services comparable to ours. Future competition could come from a variety of companies in the Internet, telecommunications and traditional faxing industries. These industries include major companies that have much greater resources than we do, have been in operation for many years and have large subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Our business could suffer if we cannot obtain telephone numbers, or if we are prohibited from obtaining local numbers

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

   Our ability to procure large quantities of phone numbers will be particularly limited in area codes of large metropolitan areas, and we may at some point be unable to provide our customers with phone numbers in the most desirable area codes (e.g., 212 in Manhattan and 171 in London) in such areas, having to rely instead on new area codes created for these areas. We do not allow customers of our non-paid services to choose the area code for the phone number we provide, and to some extent this makes our non-paid services less attractive, particularly in comparison to our subscription services, or subscription services provided by others where the customer may select an area code.

   The Federal Communications Commission ("FCC") recently adopted an order which could also impede our ability to obtain telephone numbers in existing area codes. The order permits states to apply to the FCC for authority to implement specialized area codes which would segregate services such as the ones we provide, along with other services the FCC perceives as being geographically insensitive, into unique area codes. We have petitioned the FCC for reconsideration of this decision. The outcome of this petition may materially affect our operations if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers.

   In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of free fax to e-mail services, will increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary phone numbers to accommodate our future growth.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations

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

Our operating results may suffer as a result of purchase accounting treatment, the impact of the possible future impairment of goodwill relating to our combination with eFax.com and SureTalk.

   Under U.S. generally accepted accounting principles, we have accounted for acquisitions of eFax.com and SureTalk.com using the purchase method of accounting. Under purchase accounting, we calculated the purchase price for these companies by recording the market value of our common stock issued in connection with these transactions, the fair value of the options and warrants which became options and warrants of the acquired company, and the amount of direct transaction costs of the transaction. We allocated the cost of each transaction to the individual assets acquired and liabilities assumed of such business.

   Based on recent accounting pronouncements, beginning in the first quarter of 2002 and continuing on a periodic basis (generally at least once a year), we are required to determine if the goodwill on our books is impaired. The amount of purchase cost allocated to goodwill was $15.8 million at December 31, 2001. Should our future periodic evaluations of goodwill result in an impairment, we may experience a material loss in the related period of impairment which would increase our net loss and could have a material and adverse effect on the market value of our common stock.

   Prior to these recent accounting pronouncements which are more fully described in footnote 2 paragraph (r) of Item 8 "Financial Statements and Supplementary Data" of this Report, we periodically evaluated whether changes had occurred that would have required revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances had arisen, we would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable. For the portion of goodwill deemed not recoverable, we would record a charge, in the period identified, between the difference of the carrying amount and the estimated undiscounted value of future operating cash flows.

Our services may become subject to burdensome telecommunications regulation, which could increase our costs or restrict our service offerings

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

If we fail to expand and upgrade our systems and network infrastructure, our business may be harmed

   We must continue to expand and adapt our network infrastructure as the number of customers and the volume of messages they transmit or receive increases. The expansion and adaptation of our systems and network infrastructure may require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost or at all.

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

A system failure or breach of system or network security could delay or interrupt service to our customers

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

Our business may be constrained because it supports a limited number of operating system platforms

   Only those users whose computers are run by Windows 3.1, Windows 95, Windows 98, Windows NT, Windows 2000, Macintosh and UNIX operating systems can utilize our services. Since there are other operating system platforms, we cannot provide our services to all potential customers for our services. To the extent other operating systems proliferate in the future, our ability to attract new customers and keep existing customers could be significantly impaired.

Future acquisitions could result in dilution, operating difficulties and other harmful consequences

   We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. Since January 2000, we have completed the acquisition of two companies (SureTalk.com, Inc. and eFax.com) and certain assets of another company (TimeShift, Inc.). We will need to identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. We cannot assure you that we will be able to do this successfully. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies. We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders. We may also use cash to make acquisitions. It may be necessary for us to raise additional funds through public or private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms. In addition, we will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisition which may materially increase operating expense if an impairment issue is identified.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business

   If our capital requirements, cost structure or revenue vary materially from our current plans, or if unforeseen circumstances occur, we may require additional financing. This may not be available on a timely basis, in sufficient amounts or on terms we find acceptable. Any new financing may also dilute existing stockholders. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operation.

We may not be able to respond to technological changes in the messaging, communications and document management industries

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

The price of our common stock may decline due to shares eligible for future sale

   As of March 1, 2002, we had approximately 10.8 million shares of common stock outstanding. Most of these shares are available for sale, subject to compliance with Rule 144 in certain cases. Sales of a substantial number of shares of common stock in the public market could cause the market price of we common stock to decline.

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

Our stock price may be volatile or may decline

   Our stock price and trading volumes have been volatile and our stock price has generally declined since our initial public offering on July 23, 1999. We expect that this volatility will continue in the future due to factors such as:

  . Assessments of our progress in adding subscribers, and comparisons of our results in these areas versus our competitors;

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

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business

   As of December 31, 2001, we had cash and cash equivalents of $19.1 million, principally representing proceeds remaining from our July 23, 1999 initial public offering. We invest such cash in short and long term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in our being treated as an "investment company" under the Investment Company Act of 1940. In addition, the Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet certain statistical tests regarding their composition of assets and sources of income even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities.

   If we were required to register as an investment company pursuant to the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, financial condition and results of operations.

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

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price or adversely affect our business.

   On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as j2 Global. These attacks have and may continue to lead to armed hostilities or may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Item 2.  Properties

   We currently lease approximately 28,000 square feet of office space for our headquarters in Hollywood, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. We sublease approximately 50% of this space back to another company, which is also indirectly controlled by our Chairman. This sublease expires in 2002.

   We lease an additional 6,000 square feet of office space in Santa Barbara, California under a lease which expires in August 2002.

   All of our network equipment is housed either at our Los Angeles leased space or at one of our 68 co-location facilities around the world.

Item 3.  Legal Proceedings

   We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

   On October 28, 1999, AudioFAX IP LLC filed a lawsuit against us in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that we were infringing these patents as a result of our sale of enhanced facsimile services. The suit requested unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief.

   After reviewing the AudioFAX patents with our business and technical personnel and outside patent counsel, we concluded that we do not infringe these patents. However, due to present plans to offer future services that may fall within the scope of the AudioFAX patents, in November 2001 we purchased a non-exclusive, perpetual license to the technology covered by these patents and the lawsuit was dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

   We held a Special Meeting of Shareholders on December 20, 2001. There were 11,103,379 shares of our common stock entitled to be voted on November 19, 2001, the record date for the meeting. The following matters were submitted to our shareholders for a vote at the Special Meeting:

      1. To approve a proposal to amend ARTICLE Four of our Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 200 million to 50 million.

   The total votes for this proposal were as follows:

   For: 8,226,974
   Against: 20,057
   Abstain: 2,938

      2. To approve a proposal to amend Section 3.2 of our Second Amended and Restated 1997 Stock Option Plan (the "Plan") to increase the number of options and restricted stock available for issuance under the Plan from 2 million to 2.5 million.

   The total votes for this proposal were as follows:

   For: 7,749,196
   Against: 494,623
   Abstain: 6,150

   Based on these voting results, the two matters were approved.

                                    Part II

Item 5.  Market For the Registrant's Common Equity and Related Stockholder
Matters

Market Information

   Our common stock is traded on the Nasdaq National Market under the symbol "JCOM". The following table sets forth the high and low closing sale prices for our common stock for the periods indicated, as reported by the Nasdaq National Market, and reflects our February 2001 one for four reverse stock split:

                                                 High   Low
                                                ------ ------
                   Year Ended December 31, 2001
                      First Quarter............ $ 3.13 $ 1.25
                      Second Quarter...........   4.15   2.05
                      Third Quarter............   4.35   2.54
                      Fourth Quarter...........   4.95   2.40
                   Year Ended December 31, 2000
                      First Quarter............ $28.50 $19.50
                      Second Quarter...........  19.25   5.50
                      Third Quarter............  13.75   4.75
                      Fourth Quarter...........   5.63   1.13

Holders

   We had 401 registered stockholders as of December 31, 2001, although there were a much larger number of beneficial owners.

Dividends

   We have never declared or paid cash dividends on our common stock. We intend to retain earnings to finance future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   We did not issue any unregistered securities during the fourth quarter of 2001.

Sales of Registered Securities and Use of Proceeds

   We completed our initial public offering (the "Offering") of 2,125,000 shares of common stock on July 23, 1999. Our stock is publicly traded on the NASDAQ National Market under the symbol "JCOM".

   The lead underwriters in the offering were Donaldson, Lukfin & Jenrette; BancBoston Robertson Stephens; CIBC World Markets; and DLJdirect Inc. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-76477), which was declared effective by the SEC on July 22, 1999.

   We registered for sale under the Registration Statement a total of 2,125,000 shares of common stock for an aggregate amount of $80,750,000 (based upon the offering price of $38.00 per share). We sold all 2,125,000 shares for an aggregate amount of $80,750,000. After deducting underwriting discounts and commissions of $5,652,500 and expenses of $1,274,000 in connection with the Offering, we received net proceeds from the Offering of $73.8 million.

   Through December 31, 2001, we have used $62.6 million of proceeds from the Offering for the following purposes: (i) $17.4 million for repayment of long-term debt in the amount of $10.6 million and redemption of preferred stock in the amount of $6.8 million, (ii) $8.7 million for expansion of our worldwide network, (iii) $15.1 million for funding advertising and marketing activities, (iv) $10.9 million for funding general corporate expenses, (v) $4.9 million for advances under a note receivable from eFax.com prior to our acquisition of eFax, and (vi) equity repurchases of $5.6 million.

   Subsequent to December 31, 2001, we expect to utilize the remaining $11.2 million of the proceeds from the Offering as part of our general working capital.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results.

                                                                               Years Ended December 31,
                                                                       (In thousands, except per share amounts)
                                                             -----------------------------------------------------------
                                                                2001         2000        1999        1998        1997
                                                             -----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
Revenues.................................................... $    33,253  $   13,933  $    7,643  $    3,520  $      685
Cost of revenue.............................................      13,412       7,312       4,641       3,398         858
                                                             -----------  ----------  ----------  ----------  ----------
    Gross profit (loss).....................................      19,841       6,621       3,002         122        (173)
Operating expenses:
    Sales and marketing.....................................       4,585       8,671       6,355       4,990       1,069
    Research and development................................       2,535       2,762       1,829       1,226         793
    General and administrative..............................      13,921      15,385       7,976       4,948       2,962
    Amortization of goodwill and other intangibles..........       6,924       4,374          --          --          --
    Impairment of acquisition related intangibles, net of
     other one-time items...................................         597          --          --          --          --
                                                             -----------  ----------  ----------  ----------  ----------
    Total operating expenses................................      28,562      31,192      16,160      11,164       4,824
Operating loss..............................................      (8,721)    (24,571)    (13,158)    (11,043)     (4,997)
Interest and other income...................................       1,045       2,973       1,579         420         215
Interest and other expense..................................        (155)       (617)     (1,430)     (1,353)         --
Increase in market value of put warrants....................          --          --          --      (5,256)         --
                                                             -----------  ----------  ----------  ----------  ----------
    Loss before income taxes and extraordinary item.........      (7,831)    (22,215)    (13,009)    (17,231)     (4,782)
Income tax expense..........................................           4           4           2           2           2
                                                             -----------  ----------  ----------  ----------  ----------
    Loss before extraordinary item..........................      (7,835)    (22,219)    (13,011)    (17,233)     (4,784)
Extraordinary item-Loss on extinguishment of debt...........          --          --      (4,428)         --          --
                                                             -----------  ----------  ----------  ----------  ----------
Net loss....................................................      (7,835)    (22,219)    (17,439)    (17,233)     (4,784)
Premiums on preferred stock redemption......................          --          --        (878)         --          --
Cumulative preferred dividends, accretion of discount
 attributable to preferred stock, and amortization of
 preferred stock issuance costs.............................          --          --        (694)       (495)         --
                                                             -----------  ----------  ----------  ----------  ----------
Net loss attributable to common stockholders................ $    (7,835) $  (22,219) $  (19,011) $  (17,727) $   (4,784)
                                                             ===========  ==========  ==========  ==========  ==========
Net loss per common share:
    Basic................................................... $     (0.69) $    (2.44) $    (2.71) $    (3.20) $    (1.22)
    Diluted................................................. $     (0.69) $    (2.44) $    (2.71) $    (3.20) $    (1.22)
Weighted average shares outstanding.........................  11,279,647   9,121,236   7,024,748   5,545,490   3,934,583

                                                  Years Ended December 31,
                                          (In thousands, except per share amounts)
                                          ----------------------------------------
                                           2001    2000    1999     1998     1997
                                          ------- ------- ------- --------  ------
Balance Sheet Data:
Cash and cash equivalents................ $19,087 $23,824 $12,256 $  7,279  $   23
Working capital..........................  16,112  19,676  36,555    6,735      58
Total assets.............................  49,056  65,305  58,625   10,513   2,613
Long term debt and put warrants..........      28     416   1,537   12,455      --
Redeemable common and preferred stock (1)      --   7,065   7,820    9,317      --
Total stockholders equity (deficiency)... $41,140 $46,057 $45,147 $(13,317) $1,618

--------
(1) See note 4 of the notes to the consolidated financial statements for the conditions applicable to the redeemable securities

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and in the section in this Report entitled "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2002.

Overview

   j2 Global Communications, Inc. ("j2 Global", "Our" or "We") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail services, Web initiated conference calling services, document management solutions and unified messaging services. We market our services principally under the brand names "eFax" and "jConnect".

   We deliver our services through our global telephony/IP network, which spans more than 600 cities in 18 countries across 5 continents (including four capital cities in Latin America where we are in the process of launching service).

   We organize our marketing and sales efforts into three distinct channels:
Web, Corporate and Licensed Services. Each of these channels has a defined business plan and has developed cost of acquisition metrics for analyzing potential transactions.

   Our core services, each of which operates in large and distinct markets, include faxing, voicemail, conference calling, unified communications and document management. These are services already used by business people. Therefore, the challenge becomes not one of changing behavior, but rather one of educating prospective customers that we offer a more secure, efficient and cost-effective solution.

   We generate a substantial portion of our revenue from subscribers that pay through subscription and usage fees. We also generate revenue from advertising to non-paid subscribers. Our advertising supported subscribers also serve as a significant source of new paid subscribers.

   For the year ended December 31, 2001, our Web, Corporate and Licensed Services channel revenues represented 75%, 19% and 6% of our revenues, respectively. During fiscal years ended 2000 and 1999, substantially all of our revenue was generated from our Web channel. In the future, we expect the Corporate channel to represent a growing proportion of our revenues.

   As of March 1, 2002, our Web and Corporate channels had more than 4 million and 22,000 telephone numbers deployed, respectively.

   Our sales and marketing expenses primarily consist of personnel costs and payments to third parties for customer acquisitions. Prior to mid fiscal year 2000, we relied heavily on marketing and advertising relationships that required substantial payments without regard to number of customers acquired. For the second half of fiscal 2000 forward, our sales and marketing and customer acquisition expenses primarily occur only after the acquisition of a paid subscriber. As a result, our marketing relationships with third parties primarily consist of revenue share type of arrangements.

   We intend to continue to invest in the development of new services and features and extend and upgrade our network as necessary to satisfy existing and expected future demand for our solutions.

   As we enter 2002, our goal is to continue to execute our business plan, which is focused on providing easy to use applications that enhance the lives and businesses of our customers. Although we cannot guarantee the success of our business plan, we expect our sales and marketing expenses and investments in new services and services under development to improve our ability to add new customers, including paid subscribers. We expect that increased paid and advertising supported subscribers will result in increased revenue. We anticipate this increased revenue to be partially offset by additional expenses incurred, and for some periods additional expenses may more than offset this increased revenue.

   While we currently believe the expectations set forth in this Report are achievable, we are subject to several risks, any of which could cause these expectations to not be achieved. See the "Risk Factors" section of this Report for a description of these risks.

Discussion of Critical Accounting Policies

   In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Revenue recognition. Our revenue substantially consists of monthly recurring and usage based subscription fees. In accordance with GAAP and with Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

   Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

  . significant underperformance relative to expected historical or projected future operating results;

  . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period; and

  .   our market capitalization relative to net book value.

   When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $23.8 million as of December 31, 2001.

   In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $15.8 million of goodwill. We had recorded approximately $5.4 million of goodwill amortization during 2001 and would have recorded the same amount during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

   We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

   The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                                                                                  Years Ended
                                                                               December 31, 2001
                                                                               ----------------
                                                                               2001  2000  1999
                                                                               ----  ----  ----
Revenue....................................................................... 100%   100%  100%
Cost of revenue...............................................................  40     52    61
                                                                               ---   ----  ----
   Gross Profit...............................................................  60     48    39
Operating expenses:
   Sales and marketing........................................................  14     62    83
   Research and development...................................................   8     20    24
   General and administrative.................................................  42    110   104
   Amortization of goodwill and other intangibles.............................  21     31    --
   Impairment of acquisition related intangibles, net of other one time items.   2     --    --
                                                                               ---   ----  ----
   Total operating expenses...................................................  86    224   211
Operating Loss................................................................ (26)  (176) (172)
Interest and other income.....................................................  (3)   (21)  (21)
Interest and other expense....................................................  --      4    19
Increase in market value of put warrants......................................  --     --    --
                                                                               ---   ----  ----
   Loss before income taxes and extraordinary item............................ (24)  (159) (170)
Income tax expense............................................................  --     --    --
                                                                               ---   ----  ----
   Loss before extraordinary item............................................. (24)  (159) (170)
Extraordinary item............................................................  --     --   (58)
                                                                               ---   ----  ----
Net Loss...................................................................... (24)  (159) (228)
                                                                               ===   ====  ====

Revenue Items

   Revenue. Revenue was $33.3 million, $13.9 million and $7.6 million for the years ended 2001, 2000 and 1999, respectively. The increase in revenue from 2000 to 2001 was due primarily to an increased number of subscriptions principally through our acquisition of eFax.com in November 2000, as well as a price increase to eFax subscribers effective February 2001. The increase in revenue from 1999 to 2000 was due primarily to increases in the number of subscriptions from direct marketing and strategic alliances. Our number of subscriptions (both paid and free) were greater than 4 million as of December 31, 2001 and 2000 and greater than 400,000 as of December 31, 1999. For these years our primary source of revenue was derived from monthly fees from paid subscriptions.

   For the year ended December 31, 2001, our Web, Corporate and Licensed Services channel revenue represented 75%, 19% and 6% of our revenue, respectively. During fiscal years ended 2000 and 1999, substantially all of our revenue was generated from our Web channel.

   Cost of revenue. Cost of revenue is primarily comprised of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenue was $13.4 million or 40% of revenue, $7.3 million or 52% of revenue and $4.6 million or 61% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The increases in cost of revenue reflect the cost of building and expanding our server and networking infrastructure and customer services to accommodate the growth of our subscriber base. Cost of revenue as a percentage of revenue decreased from year to year as a result of the increases in revenue over the same periods, relative to the fixed costs to support that revenue.

Operating Expenses

   Sales and Marketing. For 2001 our sales and marketing costs consisted primarily of payments to sales and marketing personnel, advertising, consulting, promotions, public relations, trade shows and business development. For 2000 and 1999 our sales and marketing costs consisted primarily of payments with respect to strategic alliances, sales and marketing personnel, advertising, consulting, promotions, public relations, trade shows and business development. Sales and marketing expenses were $4.6 million or 14% of revenue, $8.7 million or 62% of revenue and $6.4 million or 83% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

   The increase from 1999 to 2000 in sales and marketing expenses primarily reflects an increase in marketing payments as a result of strategic relationships with leading Internet and telecommunications companies, and an increase in expenses with respect to sales and marketing personnel. The decrease from 2000 to 2001 resulted primarily from our reevaluation of our return on investment with respect to online advertising arrangements requiring fixed payments. Prior to mid fiscal year 2000, we relied heavily on marketing and advertising relationships that required substantial payments without regard to number of customers acquired. For the second half of fiscal 2000 and on a go forward basis, we expect our sales and marketing customer acquisition expenses to substantially occur only after the acquisition of a paid subscriber. As a result, our marketing relationships with third parties will primarily consist of revenue share type of arrangements.

   Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the years ended December 31, 2001, 2000 and 1999, total amounts expensed were zero, $4,435,628 and $2,220,320 respectively. As of December 31, 2001 there are no future annual fixed payments associated with any arrangements with online service providers.

   Research and Development. Our research and development costs consist primarily of personnel related costs. Research and development costs were $2.5 million or 8% of revenue, $2.8 million or 20% and $1.8 million or 24% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Research and development costs primarily reflect personnel related expenses. Research and development costs as a percentage of revenue decreased from year to year as a result of increases in revenue over the same periods. The increase from 1999 to 2000 was due to the building up of our personnel to support our growing business.

   General and Administrative. Our general and administrative costs consist primarily of personnel related expenses, professional services and occupancy costs. General and administrative costs were $13.9 million or 42% of revenue, $15.4 million or 110% of revenue and $8.0 million or 104% of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in general and administrative costs from 1999 to 2000 were primarily due to increases in personnel as well as increased professional fees. The decrease in general and administrative costs from 2000 to 2001 were primarily due to higher fiscal 2000 expenses relating to an equity investment in an unconsolidated subsidiary, realized loss on sale of an investment and stock based compensation expense. Our core general and administrative costs remained consistent from 2000 to 2001.

   Our stock compensation expense, which is included in general and administrative, is comprised of amortization of deferred compensation of $236,000, $443,000 and $390,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $6.9 million in 2001, from $4.4 million in 2000 and zero in 1999. The increase in amortization expense during fiscal 2001 is attributable to our acquisition of eFax.com in November of 2000. The increase in amortization expenses from 1999 to 2000 is attributable to acquisitions of SureTalk.com and TimeShift, Inc. in the first quarter of 2000.

   Impairment of Acquisition Related Intangibles, Net of Other One Time Items. On March 6, 2000, we acquired substantially all of the assets of TimeShift, Inc, a closely-held Internet technology company based in San Francisco, California for $1.1 million in common stock, valued at the average closing price at the acquisition date.

   A substantial portion of the allocation of TimeShift's assets was classified as an intangible asset related to a favorable operating lease. During the fourth quarter of fiscal 2001 we determined that that this asset was permanently impaired due to continuing weakness in the San Francisco commercial real estate market. As a result, in that quarter we wrote off the remaining asset value of $752,000.

   Additionally, we had two other one time claim items related to the TimeShift, Inc. acquisition, netting to $155,000 of income.

   Interest and Other Income. Our interest and other income is primarily related interest earned on cash and cash equivalents and marketable securities. Interest and other income was $1,045,000, $2,973,000 and $1,579,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Interest and Other Expense. Our interest and other expense was $155,000, $618,000 and $1,431,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For fiscal years 2001 and 1999, interest and other expense was primarily related to interest on capital lease obligations and long-term debt. For fiscal 2000, interest and other expense was primarily related to interest on capital lease obligations and long-term debt, equity in the loss of a joint venture and a permanent impairment of a corporate debt security.

   Income Taxes. As of December 31, 2001, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $115 million and $43 million, respectively. These NOL carryforwards will expire through year 2021 for Federal NOLs and 2011 for state NOLs. In addition, the Company has Federal and state research and development tax credits of $711,000 and $822,000 respectively, which will expire through year 2021 for federal purposes and indefinitely for state purposes.

Liquidity and Capital Resources

   At December 31, 2001, our primary source of liquidity consisted of $19.1 in cash and cash equivalents.

   Net cash provided by (used in) operating activities was $1,679,000, $(11,931,000) and $(12,091,000), for the years ended December 31, 2001, 2000 and 1999, respectively. For 2001 the net cash provided primarily resulted from our net loss from operations, offset by depreciation charges, amortization of acquisition related goodwill and other intangibles and noncash compensation and impairment charges. For 2000, the principal uses of cash were to fund our net loss from operations, offset by depreciation charges, amortization of acquisition related goodwill and other intangibles and prepaid expenses. The principal uses of cash for 1999 were to fund our net loss from operations, partially offset by increases in accounts payable and decreases in payments to strategic alliances.

   Net cash provided by (used in) investing activities was $645,000, $24,421,000 and $(39,316,000), for the years ended December 31, 2001, 2000 and
1999, respectively. The principal sources in 2001 were for redemptions of investments, offset by purchases of furniture, fixtures and equipment, and intangible assets. Net cash provided by investing activities in 2000 was due to maturities of investments offset by purchases of property and equipment and the acquisition of eFax.com. The principal uses in 1999 were for purchases of current and non-current investments, and the purchases of furniture, fixtures and equipment.

   Net cash (used in) provided by financing activities was $(7,062,000), $(922,000) and $56,514,000, for the years ended 2001, 2000 and 1999, respectively. Net cash used in 2001 was due to repurchases of common stock and repayments of loans payable. Net cash used in 2000 was primarily due to repayments of loan and capital leases payable. The net increase in 1999 was primarily due to the $73.9 million raised in our initial public offering, reduced by repayments of senior subordinated debt and preferred stock of $10.6 million and $6.8 million, respectively.

   We finance a portion of our operating technology equipment and office equipment through capital leasing and loan arrangements. Amounts due under these arrangements were $682,000 and $2,164,000 at December 31, 2001 and 2000, respectively.

   We currently anticipate that our existing cash balances and short and long term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

   The following table summarizes the Company's obligations and commitments as of December 31, 2001:

                        Payments Due by Period (in thousands)
                        -------------------------------------
Contractual Cash Obligations Total  Less Than 1 Year 1-3 Years 4-5 Years After 5 Years
---------------------------- ------ ---------------- --------- --------- -------------
      Long-Term Debt........ $  428      $  400       $   28     $ --       $   --
      Capital Leases........    254         254           --       --           --
      Operating Leases......  3,935       1,102        1,039      714        1,080
                             ------      ------       ------     ----       ------
                             $4,617      $1,756       $1,067     $714       $1,080
                             ======      ======       ======     ====       ======

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

   We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are generally denominated in US dollars. However, we invest our cash primarily in high grade, short-term, interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

   We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 8.  Financial Statements and Supplementary Data

                         Independent Auditors' Report

The Board of Directors
j2 Global Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  KPMG LLP
Los Angeles, California
February 15, 2002
                        j2 Global Communications, Inc.

                          Consolidated Balance Sheets
                          December 31, 2001 and 2000

                                                                                   2001          2000
                                    ASSETS                                     ------------  ------------
Cash and cash equivalents..................................................... $ 19,087,053  $ 23,824,402
Short-term investments........................................................           --     1,962,627
Accounts receivable,
  net of allowances of $1,104,000 and $1,112,000, respectively................    3,615,099     2,362,772
Prepaid expenses..............................................................      471,413     1,203,387
Other current assets..........................................................      826,539       924,106
                                                                               ------------  ------------
   Total current assets.......................................................   24,000,104    30,277,294
Furniture, fixtures and equipment, net........................................    6,066,012     6,214,303
Goodwill, net.................................................................   15,778,099    20,758,726
Other purchased intangibles, net..............................................    1,967,859     2,944,643
Long-term investments.........................................................           --     2,320,170
Other assets..................................................................    1,244,127     2,789,623
                                                                               ------------  ------------
   Total assets............................................................... $ 49,056,201  $ 65,304,759
                                                                               ============  ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses......................................... $  4,877,198  $  5,297,030
Deferred revenue..............................................................    1,406,122     1,485,201
Current portion of capital lease payable......................................      253,854       295,138
Current portion of long-term debt.............................................      400,587     1,284,719
Accrued exit costs............................................................      898,472     2,105,922
Other.........................................................................       52,000       133,728
                                                                               ------------  ------------
   Total current liabilities..................................................    7,888,233    10,601,738
Capital lease obligations.....................................................           --       167,650
Long-term debt................................................................       27,896       416,388
                                                                               ------------  ------------
   Total liabilities..........................................................    7,916,129    11,185,776
Redeemable common stock; issued and outstanding 551,924 shares at December
  31, 2000 (redemption value of $7,064,633 at December 31, 2000)..............           --     7,064,633

Common stock subject to put option (26,250 shares at December 31, 2000).......           --       997,500

Stockholders' Equity:
Common stock, $0.01 par value. Authorized 200,000,000 shares at December
  31, 2001 and 2000; total issued and outstanding 10,732,783 and 10,997,402 shares at December 31, 2001 and 2000, respectively, excluding 551,924 issued as redeemable at December 31, 2000 and 26,250 shares subject to a put option
  at December 31, 2000........................................................      115,807       109,974

Additional paid in capital....................................................  115,331,548   110,667,271
Notes receivable from stockholders............................................     (287,096)     (486,821)
Treasury Stock, at cost.......................................................   (3,721,534)     (760,618)
Unearned compensation.........................................................           --    (1,008,809)
Accumulated Deficit...........................................................  (70,298,653)  (62,464,147)
                                                                               ------------  ------------
Net stockholders' equity......................................................   41,140,072    46,056,850
                                                                               ------------  ------------
Total liabilities and stockholders' equity.................................... $ 49,056,201  $ 65,304,759
                                                                               ============  ============

                        j2 Global Communications, Inc.

                     Consolidated Statements of Operations
                 Years Ended December 31, 2001, 2000 and 1999

                                                                       2001          2000          1999
                                                                    -----------  ------------  ------------
Revenue:
   Subscriber...................................................... $31,286,462  $ 13,593,731  $  7,643,442
   Other...........................................................   1,966,201       339,615            --
                                                                    -----------  ------------  ------------
                                                                     33,252,663    13,933,346     7,643,442
Cost of revenue:
   Subscriber......................................................  12,961,846     7,092,778     4,640,668
   Other...........................................................     450,000       219,343            --
                                                                    -----------  ------------  ------------
                                                                     13,411,846     7,312,121     4,640,668

   Gross profit....................................................  19,840,817     6,621,225     3,002,774

Operating expenses:
   Sales and marketing.............................................   4,584,795     8,671,124     6,354,522
   Research and development........................................   2,534,958     2,761,742     1,828,873
   General and administrative......................................  13,921,518    15,384,594     7,976,221
   Amortization of goodwill and other intangibles..................   6,924,314     4,374,224           ---
   Impairment of acquisition related intangibles, net of other one
     time items....................................................     596,824            --            --
                                                                    -----------  ------------  ------------
   Total operating expenses........................................  28,562,409    31,191,684    16,159,616

Operating loss.....................................................  (8,721,592)  (24,570,459)  (13,156,842)

Other income (expenses):
   Interest and other income.......................................   1,045,492     2,973,412     1,578,507
   Interest and other expense......................................    (154,706)     (617,707)   (1,430,894)
                                                                    -----------  ------------  ------------

   Loss before income taxes and extraordinary item.................  (7,830,806)  (22,214,754)  (13,009,229)

Income tax expense.................................................       4,000         4,052         1,500

   Loss before extraordinary item..................................  (7,834,806)  (22,218,806)  (13,010,729)
Extraordinary item--Loss on extinguishment of debt.................          --            --    (4,428,374)
                                                                    -----------  ------------  ------------

Net loss...........................................................  (7,834,806)  (22,218,806)  (17,439,103)
                                                                    -----------  ------------  ------------

Premiums on preferred stock redemption.............................          --            --      (877,721)
Cumulative preferred dividends, accretion of discount attributable to preferred stock, and amortization of preferred stock issuance
  costs............................................................          --            --      (694,150)
                                                                    -----------  ------------  ------------

Net loss attributable to common stockholders....................... $(7,834,806) $(22,218,806) $(19,010,974)
                                                                    ===========  ============  ============

Basic and diluted net loss per common share........................ $     (0.69) $      (2.44) $      (2.71)
                                                                    ===========  ============  ============

Weighted average shares outstanding................................  11,279,647     9,121,236     7,024,748
                                                                    ===========  ============  ============

                        j2 Global Communications, Inc.
         Consolidated Statements of Stockholders' Equity (Deficiency)
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                                     Accumulated     Notes
                                   Common Stock      Additional     Treasury Stock                      Other      Receivable
                                -------------------   Paid-in     ------------------  Accumulated   Comprehensive     from
                                  Shares    Amount    Capital     Shares    Amount      Deficit        Income     Stockholders
                                ---------- -------- ------------  -------  ---------  ------------  ------------- ------------
Balance, December 31, 1998.....  5,524,999 $ 55,250 $ 12,439,542       --  $      --  $(22,806,238)   $      --   $(2,499,000)
                                ========== ======== ============  =======  =========  ============  ============= ===========
Issuance of common stock
 (public offering).............  2,098,750   20,988   72,805,504       --         --            --           --            --
Exercise of stock options......     11,906      105       41,443       --         --            --           --            --
Amortization of costs of
 mandatorily redeemable
 preferred stock...............         --       --           --       --         --            --           --            --
Dividends on mandatorily
 redeemable preferred stock....         --       --     (553,064)      --         --            --           --            --
Amortization of warrants.......         --       --           --       --         --            --           --            --
Amortization of preferred
 stock discount................         --       --     (134,994)      --         --            --           --            --
Accretion to common stock
 redemption....................         --       --   (1,818,658)      --         --            --           --            --
Unearned compensation..........         --       --    1,323,476       --         --            --           --            --
Amortization of unearned
 compensation..................         --       --           --       --         --            --           --            --
Repayments of notes receivable.         --       --           --       --         --            --           --       219,381
Conversion of put warrants.....         --       --    6,318,000       --         --            --           --            --
Retirement of preferred stock..         --       --   (2,058,971)      --         --            --           --            --
Unrealized gain on investment..         --       --           --       --         --            --      649,046            --
Net loss.......................         --       --           --       --         --   (17,439,103)          --            --
                                ---------- -------- ------------  -------  ---------  ------------    ---------   -----------
Balance, December 31, 1999.....  7,635,655 $ 76,343 $ 88,362,278       --  $      --  $(40,245,341)   $ 649,046   $(2,279,619)
                                ========== ======== ============  =======  =========  ============    =========   ===========
Issuance of common stock.......  2,976,077   29,774   17,564,566       --         --            --           --            --
Issuance of warrants for the
 acquisition of eFax.com.......         --       --    1,558,725       --         --            --           --            --
Acquisition of treasury stock..         --       --           --  (62,733)  (706,618)           --           --       760,618
Exercise of stock options and
 warrants......................    365,670    3,657       86,599       --         --            --           --            --
Stock issued for reduction of
 note payable..................         --       --    3,069,162       --         --            --           --            --
Unearned compensation..........     20,000      200      422,200       --         --            --           --            --
Amortization of unearned
 compensation..................         --       --     (396,259)      --         --            --           --            --
Repayments of notes receivable.         --       --           --       --         --            --           --       132,179
Unrealized loss on investment..         --       --           --       --         --            --     (649,046)           --
Reclassification of shareholder
 notes.........................         --       --           --       --         --            --           --       900,001
Net loss.......................         --       --           --       --         --   (22,218,806)          --            --
                                ---------- -------- ------------  -------  ---------  ------------    ---------   -----------
Balance, December 31, 2000..... 10,997,402 $109,974 $110,667,271   62,733  $(706,618) $(62,464,147)   $      --   $  (486,821)
                                ========== ======== ============  =======  =========  ============  ============= ===========


                                  Unearned   Stockholders' Comprehensive
                                Compensation    Equity     Income (Loss)
                                ------------ ------------- -------------
Balance, December 31, 1998..... $  (506,202) $(13,316,647) $(17,233,033)
                                ===========  ============  ============
Issuance of common stock
 (public offering).............          --    72,826,492            --
Exercise of stock options......          --        41,548            --
Amortization of costs of
 mandatorily redeemable
 preferred stock...............          --       (33,857)           --
Dividends on mandatorily
 redeemable preferred stock....          --      (553,064)           --
Amortization of warrants.......          --      (101,137)           --
Amortization of preferred
 stock discount................          --            --            --
Accretion to common stock
 redemption....................          --    (1,818,658)           --
Unearned compensation..........  (1,323,476)           --            --
Amortization of unearned
 compensation..................     414,236       414,235            --
Repayments of notes receivable.          --       219,381            --
Conversion of put warrants.....          --     6,318,000            --
Retirement of preferred stock..          --    (2,058,971)           --
Unrealized gain on investment..          --       649,046       649,046
Net loss.......................          --   (17,439,103)  (17,439,103)
                                -----------  ------------  ------------
Balance, December 31, 1999..... $(1,415,442) $ 45,147,265  $(16,790,057)
                                ===========  ============  ============
Issuance of common stock.......          --    17,594,327            --
Issuance of warrants for the
 acquisition of eFax.com.......          --     1,558,725            --
Acquisition of treasury stock..          --            --            --
Exercise of stock options and
 warrants......................          --        90,269            --
Stock issued for reduction of
 note payable..................          --     3,069,162            --
Unearned compensation..........    (422,400)           --            --
Amortization of unearned
 compensation..................     829,033       432,774            --
Repayments of notes receivable.          --       132,179            --
Unrealized loss on investment..          --      (649,046)     (649,046)
Reclassification of shareholder
 notes.........................          --       900,001            --
Net loss.......................          --   (22,218,806)  (22,218,806)
                                -----------  ------------  ------------
Balance, December 31, 2000..... $(1,008,809) $ 46,056,850  $(22,867,852)
                                ===========  ============  ============

                        j2 Global Communications, Inc.
         Consolidated Statements of Stockholders' Equity (Deficiency)
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                                  Accumulated     Notes
                                 Common Stock    Additional      Treasury Stock                      Other      Receivable
                              ------------------  Paid-in     --------------------  Accumulated  Comprehensive     from
                                Shares   Amount   Capital      Shares     Amount      Deficit       Income     Stockholders
                              ---------- ------- -----------  --------  ----------  -----------  ------------- ------------
Issuance of common stock.....      5,061      51       5,761        --          --           --       --               --
Unearned compensation........         --      --    (772,636)       --          --           --       --               --
Amortization of unearned
 compensation................         --      --          --        --          --           --       --               --
Sale of redeemable common
 stock.......................    300,003   3,000   3,837,035        --          --           --       --               --
Conversion of redeemable
 stock to treasury...........    251,922   2,519   3,222,079  (251,922)   (911,024)          --       --               --
Repurchase of common stock...         --      --          --  (149,826)   (485,480)          --       --               --
Issuance of shares under
 employee stock purchase
 plan........................         --      --          --     8,839      24,484           --       --               --
Purchase of common shares
 and outstanding warrants....         --      --  (2,625,200) (397,224) (1,588,896)          --       --               --
Repayments of notes
 receivable..................         --      --          --        --          --           --       --           24,370
Valuation reserve on notes
 receivable..................         --      --          --        --          --           --       --          175,355
Conversion of puttable shares     26,250     263     997,237        --          --           --       --               --
Net loss.....................         --      --          --        --          --   (7,834,806)      --               --
                              ---------- ------- -----------  --------  ----------  -----------  -------------   --------
Balance, December 31, 2001... 11,580,638 115,807 115,331,548   852,866  (3,721,534) (70,298,653)      --         (287,096)
                              ========== ======= ===========  ========  ==========  ===========  =============   ========


                                Unearned   Stockholders' Comprehensive
                              Compensation    Equity     Income (Loss)
                              ------------ ------------- -------------
Issuance of common stock.....        --          5,812            --
Unearned compensation........   772,636             --            --
Amortization of unearned
 compensation................   236,173        236,173            --
Sale of redeemable common
 stock.......................        --      3,840,035            --
Conversion of redeemable
 stock to treasury...........        --      2,313,574            --
Repurchase of common stock...        --       (485,480)           --
Issuance of shares under
 employee stock purchase
 plan........................        --         24,484            --
Purchase of common shares
 and outstanding warrants....        --     (4,214,096)           --
Repayments of notes
 receivable..................        --         24,370            --
Valuation reserve on notes
 receivable..................        --        175,355            --
Conversion of puttable shares        --        997,500            --
Net loss.....................        --     (7,834,806)   (7,834,806)
                                -------     ----------    ----------
Balance, December 31, 2001...        --     41,140,072    (7,834,806)
                                =======     ==========    ==========

                        j2 Global Communications, Inc.

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                2001          2000          1999
                                                                             -----------  ------------  ------------
Cash flows from operating activities:
    Net loss................................................................ $(7,834,506) $(22,218,806) $(17,439,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................................   9,457,966     6,581,473       959,421
    Extraordinary item-loss on early extinguishment of debt.................          --            --     4,428,374
    Equity in loss of joint venture.........................................          --       417,773        82,227
    Amortization of notes payable discount..................................          --            --       525,621
    Amortization of unearned compensation...................................     236,173       406,633       414,235
    Realized loss on disposal of marketable equity securities...............          --       255,000            --
    Compensation expense in exchange for note reduction.....................     380,769       370,000       219,381
    Impairment of intangible assets.........................................     752,000            --            --
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
    Accounts receivable.....................................................  (1,229,349)     (788,357)     (162,317)
    Interest receivable.....................................................     125,600       344,778      (551,966)
    Prepaid expenses........................................................   1,112,113     2,047,512    (1,725,234)
    Other assets............................................................     466,910       672,612       356,921
(Decrease) increase in:
    Accounts payable........................................................    (419,832)      471,289       680,544
    Deferred revenue........................................................     (79,079)     (252,903)      109,982
    Accrued exit costs......................................................  (1,207,450)           --            --
    Other current liabilities...............................................     (81,728)     (238,221)       11,408
                                                                             -----------  ------------  ------------
    Net cash provided by (used in) operating activities..................... $ 1,679,597  $(11,931,217) $(12,090,546)
Cash flows from investing activities:
    Purchase of furniture, fixtures, and equipment..........................  (2,717,404)   (3,035,905)   (2,395,673)
    Purchase of intangible asset............................................    (600,000)           --            --
    Redemption (purchase) of investments, net...............................   4,282,797    32,311,566   (36,420,192)
    Investment in joint venture.............................................          --            --      (500,000)
    Acquisition of businesses net of cash received..........................          --    (4,854,392)           --
    Advance of note receivable..............................................    (500,800)           --            --
    Other...................................................................     180,323            --            --
                                                                             -----------  ------------  ------------
    Net cash provided by (used in) investing activities..................... $   644,916  $ 24,421,269  $(39,315,865)
Cash flows from financing activities:
    Proceeds from issuance of common stock..................................          --            --    73,824,413
    Issuance of notes receivable from stockholders..........................          --        50,000            --
    Redemption of preferred stock...........................................          --            --    (6,817,700)
    Exercise of stock options...............................................       5,812       103,763        41,126
    Proceeds from issuance of notes payable.................................          --            --       703,667
    Repayment of notes and capital lease obligations payable................          --            --   (11,367,481)
    Repayment of loans payable..............................................  (1,481,558)   (1,075,900)           --
    Repurchase of common stock..............................................  (5,586,116)           --            --
                                                                             -----------  ------------  ------------
    Net cash provided by (used in) financing activities..................... $(7,061,862) $   (922,137) $ 56,384,025
                                                                             -----------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents.................... $(4,737,349) $ 11,567,915  $  4,977,654
    Cash and cash equivalents at beginning of year..........................  23,824,402    12,256,487     7,278,873
                                                                             -----------  ------------  ------------
    Cash and cash equivalents at end of year................................ $19,087,053  $ 23,824,402  $ 12,256,487
                                                                             ===========  ============  ============
Cash paid during the year for:
    Income taxes............................................................ $     4,000  $      4,052  $      1,500
    Interest................................................................ $   154,706  $    393,832  $    609,945

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999

(1)  Organization

   j2 Global Communications, Inc. ("j2 Global" or the "Company") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. The Company's services are delivered through the Company's global telephony/IP network, which spans more than 600 cities in 18 countries across 5 continents (including four capital cities in Latin America where we are in the process of launching service).

   The Company offers faxing and voicemail services, Web initiated conference calling services, document management solutions and unified messaging services. Through three distinct sales channels--Web; Corporate; and Licensed Services--the Company has more than 4 million active phone numbers. The Company markets its services principally under the brand names "eFax" and "jConnect".

(2)  Summary of Significant Accounting Policies

(a)  Principles of Consolidation

   The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries; eFax.com, Inc., SureTalk.com, Inc., JFAX.DE, Inc., Documagix, Inc. and ProtoDyne, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(b)  Revenue recognition

   Our revenue substantially consists of monthly recurring and usage based subscription fees, which are primarily paid in advance by credit card. In accordance with GAAP and with Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

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

(d)  Cash Equivalents

   The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

 (e) Marketable Securities

   Marketable securities include highly liquid investments with original maturities in excess of three months but less than one year. The Company's noncurrent marketable securities consist of investments with original maturities in excess of one year to 18 months. All marketable securities except an equity investment are classified as held to maturity and, accordingly, are carried at cost, which approximates market value.

   As of December 31, 1999, an equity investment in a foreign publicly traded company was classified as available for sale and had a gross unrealized gain of $649,046 which is classified as a separate component of stockholders' equity. For the year ended December 31, 2000, the entire unrealized gain was reversed and the Company recorded a realized loss of $178,000. Such loss is included in interest and other expense in the accompanying fiscal 2000 statement of operations. As of December 31, 2001 and 2000 marketable securities are summarized follows:

                                                   Years Ended December 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
  Government Agencies............................ $  7,300,000  $  4,600,000
  Commercial Paper...............................           --     8,538,611
  Corporate Bonds................................      301,535     5,117,316
  Money Market Accounts.......................... $ 11,485,518  $  9,851,272
                                                  ------------  ------------
  Total Marketable Securities....................   19,087,053    28,107,199
   Less:
  Amounts classified as Cash and Cash Equivalents  (19,087,053)  (23,824,402)
   Less:
  Current Marketable Securities..................           --    (1,962,627)
                                                  ------------  ------------
  Noncurrent Marketable Securities............... $         --  $  2,320,170
                                                  ============  ============

 (f) Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 2000, inventories are primarily comprised of finished goods

 (g) Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over periods to be benefited, ranging from 2 to 7 years. As of December 31, 2001 and 2000 accumulated amortization was $ 6.9 million and $4.4 million, respectively. No goodwill existed prior to fiscal 2000.

   Other intangible assets include primarily the eFax brand name and patent license fees, which are amortized on a straight-line basis over 7 to 10 years.

   Prior to the recent accounting pronouncements of SFAS numbers 141 and 142 as more fully described in section (q) "New Accounting Pronouncements" in this footnote, the Company periodically evaluated whether changes had occurred that would have required revision of the remaining estimated useful life of the assigned goodwill or render the goodwill impaired. If such circumstances had arisen, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is impaired. For the portion of goodwill deemed not impaired, the Company would record a charge, in the period identified, between the difference of the carrying amount and the estimated undiscounted value of future operating cash flows.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

(h)  Furniture, Fixtures and Equipment

   Furniture, fixtures and equipment are stated at cost. Equipment under capital lease are stated at the present value of the minimum lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Equipment under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

(i)  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly.

(j)  Accounting for Stock Options

   The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

   The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

(k)  Use of Estimates

   The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and revenues and expenses, and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l)  Impairment of Long-Lived Assets

   The Company accounts for long lived assets in accordance with the provision of SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be disposed of." This statement requires that long-lived assets and certain unidentifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets that are to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)  Fair Value of Financial Instruments

   SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2001 and 2000, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximate fair value due to the short- term nature of such instruments. The carrying value of long-term debt and notes payable, approximate fair value as the related interest rates approximate rates currently available to the Company.

(n)  Loss Per Share of Common Stock

   The Company has adopted SFAS No. 128, "Earnings Per Share". Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dividends on Preferred Stock and amortization of Preferred Stock issuance costs and mandatory redemption value increase the net loss for determining basic and diluted net loss per share attributable to Common Stock. Diluted net loss per share excludes the effect of common stock equivalents, because their effect would be anti-dilutive.

(o)  Reclassifications

   Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

(p)  Segment Reporting

   The Company operates in one reportable segment: unified messaging and communications services and document management solutions, which provide delivery of fax and voice messages via the telephone and Internet networks. The Company's services are distributed over the Internet and thus the Company considers that it operates in one geographic segment.

(q)  New Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No.
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

   The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

   Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

   In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

   As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of $15.8 million and unamortized identifiable intangible assets of $2.0 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $5.4 million and $3.0 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company was required to adopt SFAS No. 144 on January 1, 2002.

(r)  Statements of Cash Flows

   Supplemental disclosure of noncash investing and financing activities is included in notes 4, 6, 8, and 14.

(3)  Furniture, Fixtures and Equipment

   Furniture, fixtures and equipment, stated at cost, at December 31, 2001 and 2000 consisted of the following:

                                                      2001         2000
                                                   -----------  -----------
    Computer and related equipment................ $10,787,127  $10,243,451
    Furniture and equipment.......................     360,402    1,485,181
    Capital leases--computer and related equipment   1,019,994      693,573
    Leasehold improvements........................     817,198    1,091,551
                                                   -----------  -----------
                                                    12,984,721   13,513,756
    Less accumulated depreciation and amortization  (6,918,711)  (7,299,453)
                                                   -----------  -----------
                                                   $ 6,066,012  $ 6,214,303
                                                   ===========  ===========

   Included in accumulated amortization at December 31, 2001 and 2000 is $853,279 and $557,311, respectively, related to capital leases. Amortization expense related to capital leases aggregated $124,876, $176,642 and $121,072 for the years ended December 31, 2001, 2000 and 1999 respectively.

(4)  Redeemable Securities and Stockholders' Equity

(a)  Private Placement Offering

   In June 1998, the Company completed a private placement offering of Senior Subordinated Notes ("Notes"), Common Stock (Common Shares) and Series A Usable Redeemable Preferred Stock ("Preferred Shares") with 3,125,000 detachable warrants ("Warrants") for proceeds aggregating $15,000,000 before offering expenses. The Offering consisted of the following components:

  .  Notes and Common Shares

   $10,000,000 principal amount of Notes together with 551,925 puttable Common Shares were issued for combined proceeds of $10,000,000. The Notes bore interest at 10% per annum and were due on June 30, 2004. In accordance with the Notes, the Company issued additional interest notes together with a proportionate number of additional Common Shares in lieu of interest payments for the period July through December 1998. The Common Shares issued in this transaction, including shares issued in connection with interest notes, were subject to certain put rights by the holders at $12.80 per share upon a change of control on or before July 1, 2003. Accordingly, the Common Shares issued in the transaction are shown as redeemable securities in the accompanying 2000 consolidated balance sheet. The Company accreted to the redemption
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES amount (fair market value) of the Common Shares through a charge to additional paid-in capital using the straight line method. The Notes and Common Shares were recorded at their fair values at the date of issuance of $4,955,269 and $5,044,731, respectively. The discount attributable to the Notes was amortized to interest expense over the term of the Notes using the interest method.

   On July 30, 1999, the Company redeemed all of the Notes for $10,591,000, which included the $10,000,000 principal amount, $511,000 in additional interest notes and $85,000 in accrued interest. In connection with this redemption, the Company recognized an extraordinary item loss of $4,428,000.

   During June 2001, the Company closed an off-market purchase of 251,922 of the puttable Common Shares for $919,024 in cash (redeemable security value of $3,224,598). The fair value paid for these Common Shares, and the difference between their fair value and their carrying value, were recorded as treasury stock and additional paid in capital, respectively, in the stockholders' equity section in the accompanying 2001 consolidated balance sheet.

   Also during June 2001, the holder of the remaining 300,003 puttable Common Shares sold those Shares to a third party unaffiliated with the Company. In connection with this sale, the put feature associated with these Common Shares was eliminated and, as such, the Company has reclassified the carrying value of these shares of $3,840,035 to stockholders equity in the accompanying 2001 balance sheet.

   As of December 31, 2001, none of the Notes or puttable Common Shares were outstanding.

  .  Preferred Shares and Warrants

   The Company issued 5,000 Preferred Shares having a stated value of $5,000,000, together with Warrants to acquire 781,250 shares of the Company's Common Stock for an exercise price of $9.60 per share, for combined proceeds of $5,000,000. The Preferred Shares were entitled to cumulative dividends at 15% per annum based on the stated value and accrued and unpaid dividends. Until and including the dividend payment date falling on June 30, 2005, the Company had the option of accruing dividends or paying in cash. The Warrants ("preferred share warrants") are subject to certain "put" rights by the holders upon a change of control of the Company. The preferred share warrants are exercisable by the holders at $9.60 per share at any time until June 30, 2005. From date of issuance through August 1999 the Company accreted to the mandatory redemption amount through a charge to additional paid-in capital using the straight line method.

   In connection with the placement of Notes, Warrants and Preferred and Common Shares, an additional 67,187 warrants were issued to the placement agent ("placement agent warrants"). Such warrants carry the same exercise price and put features as the preferred share warrants

   Effective January 1, 1999, holders of a majority of the Warrants agreed to eliminate the fair market value put feature in exchange for nominal consideration. As a result of the elimination of the put feature, the Company reclassified the put warrant liability of $6,318,000 to additional paid in capital.

   In August 1999, the Company redeemed all of the Preferred Shares for $6,818,000, including premiums of $878,000 (115% of stated value plus cumulative unpaid dividends) and accrued dividends of $940,000.

   In February and March 2000, the Company issued a total of 347,367 shares of its Common Stock to investors who had received preferred share and placement agent warrants. These investors exercised their rights to exercise the Warrants on a cashless basis, exchanging Warrants to purchase 570,310 shares of the Company's Common Stock (including all placement agent warrants) for 347,367 shares of the Company's Common Stock.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   In June 2001, the Company repurchased additional preferred share warrants to purchase 117,188 shares of the Company's Common Stock for an immaterial amount.

   At December 31, 2001, there remained outstanding Warrants to purchase a total of 160,939 shares of the Company's Common Stock, all of which are preferred share warrants.

(b)  Stock Repurchase Program

   In June 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which, through December 31, 2001, the Company was authorized to repurchase up to $2 million of its common stock through one or more open or off-market transactions. As of October 31, 2001, the Company had purchased an aggregate of $1.3 million in common stock under the program.

   In the fourth quarter of 2001, the Company purchased an additional 422,224 common shares and 656,250 common share equivalents for an aggregate purchase price of $4,306,006, and expanded the existing stock repurchase program to permit these purchases. The Company's stock repurchase program expired on December 31, 2001.

   The Company may in the future approve additional repurchase programs as it deems appropriate and in the best interests of the Company and its shareholders.

(c)  Notes Receivable from Stockholders

   As of December 31, 2001 and 2000, Notes receivable from stockholders issued in connection with sales of Common Stock aggregated $287,096 and $486,821, respectively. As of December 31, 2001 and 2000 these Notes were secured by 77,820 and 80,881 shares, respectively, of the Company's common stock and bore interest at rates ranging from 4.25% to 7%. At December 31, 2001, these Notes had maturity dates ranging from December 2000 to July 2002. The Company is pursuing collection of overdue notes.

(5)  Related Party Transactions

(a)  Lease and Related Cost Sharing Arrangements

   During the last three fiscal years, the Company has entered into several transactions with companies that are affiliated with the Chairman of the Company's Board of Directors. These transactions arose because the Company and these firms affiliated with the Company's Chairman have maintained offices at the same location, and consist primarily of lease and related cost sharing arrangements.

   During 1999, the Company subleased office space for its headquarters from CIM Group, LLC ("CIM") a company controlled by the Company's Chairman. During this same period, the Company shared office-related expenses with CIM and also with Orchard Capital Corporation and Orchard Telecom, Inc. which are also controlled by our Chairman. For fiscal 1999, CIM, Orchard Capital Corporation and Orchard Telecom, Inc. incurred approximately $320,000 in expenses on behalf of the Company (consisting of rent, telecommunications expenses, routine office expenses and shared personnel expenses). The Company has reimbursed these entities in full. For fiscal 1999, the Company incurred approximately $210,000 in similar expenses on behalf of CIM, Orchard Capital Corporation and Orchard Telecom, Inc. The Company has been reimbursed for these expenses in full.

   In 2000, the Company moved its headquarters to their present location, and entered into a lease with CIM/Hollywood, LLC, an entity indirectly controlled by the Company's Chairman. At the same time, the Company subleased approximately 26% of this space to CIM and in 2001 increased the space subleased to CIM to 50%.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

During 2000 and continuing to the present, the Company has shared office-related expenses with CIM and Orchard Capital Corporation. For fiscal 2001 and 2000, respectively, the Company received approximately $264,000 and $140,000 under the sublease and incurred approximately $66,000 and $316,000 in expenses (consisting of telecommunications, shared personnel and routine office expenses) on behalf of CIM and Orchard Capital Corporation. As of December 31, 2001 and 2000, these entities affiliated with our Chairman owed the Company $57,000 and $80,000, respectively. These amounts are included in other current assets in the accompanying December 31, 2001 and 2000 balance sheets.

   We believe that the leases and subleases referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b)  Consulting Services

   The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by our Chairman. For the years ended December 31, 2001, 2000 and 1999, the Company paid Orchard Capital $144,000, $189,000 and $275,000, respectively, for these services.

(c)  Notes Receivable

   In July 2001 the Company loaned $500,000 to its President in connection with his engagement of employment. This loan is secured by a second mortgage on a home purchased by our President following his relocation to Southern California. The note is due July 2006 or at an earlier date based on certain employment agreement conditions, as defined. The note bears interest at rates ranging from 4.88% to prime plus 3%, as defined.

   As of December 31, 2001 and 2000, the Company had an unsecured note receivable aggregating $519,000 and $900,000 respectively, due from Boardruths LLC, a related party. The note bears interest at 6.32%, is due in January 2005, and is being repaid through consulting services.

(6)  Agreements with Online Service Providers

   Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the years ended December 31, 2001, 2000 and 1999, total amounts expensed were zero, $4,435,628 and $2,220,320, respectively. As of December 2001, agreements with all significant online service providers had expired.

   Expenses were typically allocated through impressions and various service banners throughout a particular site. As the impressions were utilized, the company expensed the associated value of these impressions in the period incurred. Additional sign-up bounty fees and commissions were expensed at the time of the customer subscription and recording of customer revenue.

   In July 1999, the Company entered into a two year marketing agreement with Infobeat LLC ("Infobeat") a wholly-owned subsidiary of Sony Music Entertainment Inc. ("Sony"). The agreement provided for Infobeat to incorporate a certain number of ad impressions, as defined, in the Infobeat e-mail service over the term of the contract. In consideration for the services provided by Infobeat, the company made a one year advance payment of $997,500. Concurrent with the Company's payment to Infobeat, the agreement provided for Sony to purchase an equal amount of the Company's common stock at the July 23, 1999 initial public offering ("IPO") date.

   Under the agreement, Infobeat was permitted, based on certain conditions, to put a portion of the IPO shares back to the Company. As a result of such a put feature associated with the shares, the Company classified the $997,500 of Sony common stock outside of stockholders equity in the accompanying December 31, 2000
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES consolidated balance sheet. In September 2001 such put feature expired, and accordingly the Company reclassified the $997,500 to common stock and additional paid in capital in the accompanying December 31, 2001 consolidated balance sheet.

(7)  Income Taxes

   The income tax provision for all years presented is comprised of state minimum tax expense.

   Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of deferred income taxes are as follows:

                                              Years Ended December 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
 Deferred tax assets:
    Net operating loss carryforwards. $ 41,597,000  $ 41,022,000  $ 13,846,000
    Tax credit carryforwards.........    1,533,000       643,000            --
    Accrued expenses.................    1,355,000     1,231,000        70,000
    Other............................           --       173,000            --
                                      ------------  ------------  ------------
                                      $ 44,485,000  $ 43,069,000  $ 13,916,000
    Less valuation allowance.........  (44,485,000)  (43,069,000)  (13,916,000)
                                      ------------  ------------  ------------
    Net deferred assets.............. $         --  $         --  $         --
                                      ============  ============  ============

   The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences and net operating loss carryforwards where it is not more likely than not the Company will receive future tax benefits. The net change in the valuation allowance for the years ended 2001, 2000 and 1999 was $1,416,000, $29,153,000 and $6,926,000,
respectively.

   As of December 31, 2001, the Company has Federal and state net operating losses (NOL) carryforwards of approximately $115 million and $43 million, respectively. These NOL carryforwards will expire through year 2021 for Federal and 2011 for state. In addition, the Company has Federal and state research and development tax credits of $711,000 and $822,000, respectively, which will expire through year 2021 for Federal purposes and indefinately for state purposes.

   The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating losses may be limited as a result of such an "ownership change", as defined in the Internal Revenue Code. The net operating loss carryforwards attributable to the eFax.com and SureTalk.com subsidiaries before their acquisition by the Company may be further limited according to these provisions.

   Income tax expense differs from the amount computed by applying the Federal corporate income tax rate of 34% to loss before income taxes as follows (in percentages):

                                           Years ended December 31,
                                           ----------------------
                                            2001    2000    1999
                                           -----    -----   -----
             Statutory tax rate...........  (34.0)% (34.0)% (34.0)%
             Change in valuation allowance   18.1%   30.5%   39.7%
             State income taxes, net......   (6.0)%  (6.0)%  (6.0)%
             Non deductible goodwill......   30.0%    5.6%     --
             Other........................   (8.1)%   3.9%    0.3%
                                           -----    -----   -----
                Effective tax rate........    0.0%    0.0%    0.0%
                                           =====    =====   =====

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  Stock Option and Employee Stock Purchase Plans

 (a) Stock Option Plan

   In November 1997, the Board of Directors adopted the j2 Global Communications Inc. 1997 Stock Option Plan, ("The 1997 Plan"), which has twice been amended and restated. Under the 1997 Plan, 2,500,000 authorized shares of common stock are reserved for issuance of options and restricted stock. An additional 210,000 shares were authorized for issuance of options outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's common stock on the date of grant for nonstatutory stock options. At December 31, 2001 and 2000, 572,848 and 298,990 options were exercisable under and outside of the 1997 Plan, at a weighted average exercise price of $6.16 and $23.87, respectively, and no shares of restricted stock were outstanding. Stock options generally expire after 10 years and vest over a three to four year period. In connection with the grant of 762,000 options during 1999 the Company recorded $1,323,476 of deferred compensation cost as these options were granted at exercise prices below the respective market values at the dates of grant. The deferred compensation cost was amortized to expense over a three year vesting period of such options using the straight line method. As of December 31, 2001, there was no remaining unamortized deferred compensation cost related to these options. During the year ended December 31, 2001 $236,000 was amortized to compensation expense and $772,000 of the associated options was credited to additional paid in capital.

   At December 31, 2001, there were 879,072 additional options and shares of restricted stock available for grant under the 1997 Plan and no additional shares available for grant outside of the 1997 Plan. The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 were $1.77, $3.00, and $14.82, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.0% for 2001 and 5.5% for the years 2000 and 1999, respectively, volatility rate of 50%, and an expected life of 5 years.

   The Company applies APB Opinion No. 25 in accounting for the 1997 Plan and, accordingly, except for below market stock option compensation reflected in the accompanying statements of stockholders equity, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders for fiscal 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

                                                            2001         2000          1999
                                                         ----------  ------------  ------------
Net loss attributable to common stockholders As reported $7,834,806) $(22,218,806) $(19,010,974)
                                                         ==========  ============  ============
                                             Pro forma   $8,823,099  $ 24,775,958  $(20,686,600)
                                                         ==========  ============  ============
Basic loss per common share................. As reported      (0.69)        (2.44)        (2.71)
                                                         ==========  ============  ============
                                             Pro forma        (0.78)        (2.72)        (2.96)
                                                         ==========  ============  ============
Diluted loss per common share............... As reported      (0.69)        (2.44)        (2.71)
                                                         ==========  ============  ============
                                             Pro forma        (0.78)        (2.72)        (2.96)
                                                         ==========  ============  ============

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   The following is a summary of stock option activity:

                                               Number of  Weighted-average
                                                shares     exercise price
                                               ---------  ----------------
      Options outstanding at December 31, 1998   602,725       $ 6.12
             Granted..........................   379,125        24.56
             Exercised........................   (10,552)        3.84
             Canceled.........................   (24,986)       10.40
                                               ---------
      Options outstanding at December 31, 1999   946,312        13.48
             Granted.......................... 1,214,601        18.66
             Exercised........................   (13,379)        6.64
             Canceled.........................  (682,213)        9.93
                                               ---------
      Options outstanding at December 31, 2000 1,465,321        19.49
             Granted.......................... 1,085,231         3.67
             Exercised........................        --         0.00
             Canceled.........................  (719,624)       31.76
                                               ---------
      Options outstanding at December 31, 2001 1,830,928       $ 5.16

   At December 31, 2001, the exercise prices of options ranged from $2.19 to $296.05 with a weighted-average remaining contractual life of 8.48 years.

                                                 Options Exercisable
                          -----------------------------------------------------------------
                                                Weighted     Weighted    Number    Weighted
                               Number           Average      Average  Exercisable  Average
                             Outstanding       Remaining     Exercise December 31, Exercise
Range of Exercise Prices  December 31, 2001 Contractual Life  Price       2001      Price
------------------------  ----------------- ---------------- -------- ------------ --------
      $ 2.19  -   $  2.80       214,500           7.03        $ 2.49    122,379     $ 2.71
       3.20   -      3.20       147,814           5.28          3.20    147,814       3.20
       3.75   -      3.75       532,231           9.99          3.75         --       0.00
       3.95   -      3.95        47,000           9.49          3.95         --       0.00
       4.01   -      4.01       250,000           9.52          4.01         --       0.00
       4.10   -      6.88       253,192           9.07          5.31     40,307       6.34
       7.20   -      7.99       124,071           5.55          7.32    110,236       7.24
        8.25  -      8.25       211,918           8.23          8.25    112,989       8.25
       9.60   -    296.05        50,202           7.37         24.97     39,123      18.88
      $ 2.19  -   $296.05     1,830,928           8.48        $ 5.16    572,848     $ 6.16

   At December 31, 2001, 2000 and 1999, 572,848, 1,530,417 and 1,180,690
options, respectively, were exercisable.

(b)  Employee Stock Purchase Plan

   In May of 2001 the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for the offering periods will be equal to 90% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 2001, 8,839 shares were purchased at a price of $2.77 per share. As of December 31, 2001, 491,161 shares were available under the Purchase Plan for future issuance.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)  Long-Term Debt

   Long-term debt consists of the following:

                                                                                 December 31, December 31,
                                                                                     2001         2000
                                                                                 ------------ ------------
Loan payable secured by certain computer equipment bearing interest at 15%.
  Monthly principal and interest payments of $26,086 from April 1998
 to April 2001..................................................................  $      --   $   154,141
Loan payable secured by certain computer equipment bearing interest at 15%.
  Monthly principal and interest payments of $5,879 from December 1998 to
  December 2001.................................................................  $      --        75,809
Loan payable secured by certain computer equipment bearing interest at rates ranging from 17.17% to 17.74%. Monthly principal and interest payments range
  from $2,867 to $31,077 from June 30, 1999 to March, 2003......................    351,003       645,263
Unsecured Loan payable bearing interest at 5.92%. Monthly principal and interest
  payments are $65,746 from July 1999 to February 2002..........................     77,480       825,894
                                                                                  ---------   -----------

                                                                                  $ 428,483   $ 1,701,107

Less current installments of long-term debt.....................................   (400,587)   (1,284,719)
                                                                                  ---------   -----------
       Long term debt, excluding current installments...........................  $  27,896   $   416,388
                                                                                  =========   ===========

   At December 31, 2001, annual maturities of long-term debt are as follows:

                                 2002 $400,587
                                 2003   27,896
                                      --------
                                      $428,483
                                      ========

(10)  Employee Benefit Plan

   The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. To date, the Company has not matched employee contributions to the 401(k) savings plan.

(11)  Commitments and Contingencies

(a) Leases

   The Company leases certain facilities and equipment under noncancelable capital and operating leases which expire at various dates through 2010. The Company sub-leases a portion of its corporate facilities to a related party. The sub-lease expires December 31, 2002 and requires monthly payments of approximately $24,000 plus rata share of common expenses.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   Future minimum lease payments at December 31, 2001, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments, are as follows:

                                                                 Capital   Operating
                                                                 leases     leases
                                                                ---------  ----------
Fiscal year:
       2002.................................................... $ 258,360  $1,101,893
       2003....................................................        --     595,250
       2004....................................................        --     443,763
       2005....................................................        --     353,280
       2006....................................................        --     360,106
       Thereafter..............................................        --   1,080,317
                                                                ---------  ----------
   Total minimum lease payments................................ $ 258,360   3,934,609
                                                                           ==========
Less amounts representing interest.............................    (4,506)
                                                                ---------
   Present value of net minimum lease payments.................   253,854
Less current installments of obligations under capital lease...  (253,854)
                                                                ---------
Obligations under capital leases excluding current installments $      --
                                                                =========

   Rental expense for the years ended December 31, 2001, 2000 and 1999 was $561,125, $295,431 and $346,515, respectively.

(12)  Loss Per Share

   As discussed in note 1, the Company adopted SFAS No. 128 for all periods presented. The following table illustrates the computation of basic and diluted loss per common share under the provisions of SFAS No. 128:

                                                                       Year ended December 31
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------  ------------  ------------
Numerator--numerator for basic and diluted loss per common
  share:
Net loss..................................................... $(7,834,806) $(22,218,806) $(17,439,103)
Premiums on Preferred Stock..................................          --            --      (877,721)
Dividends on Preferred Stock.................................          --            --      (553,064)
Accretion to Preferred Stock redemption......................          --            --      (141,086)
                                                              -----------  ------------  ------------
Numerator for basic and diluted loss per common share........ $(7,834,806) $(22,218,806) $(19,010,974)

Denominator:
Denominator for basic loss per common share--weighted average
  number of common shares outstanding during the period......  11,279,647     9,121,236     7,024,748
                                                              -----------  ------------  ------------
Denominator for diluted loss per common share................  11,279,647     9,121,236     7,024,748
                                                              -----------  ------------  ------------
Basic loss per common share.................................. $     (0.69) $      (2.44) $      (2.71)
Diluted loss per common share................................ $     (0.69) $      (2.44) $      (2.71)
                                                              ===========  ============  ============

   The computation of diluted loss per share for each of the years in the three-year period ended December 31, 2001 excludes the effects of incremental common shares attributable to the assumed exercise of outstanding common stock options and warrants because their effect would be antidilutive. Redeemable common shares outstanding have been included in the computation of both basic and diluted loss per share.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

(13)  Litigation

   The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

   On October 28, 1999, AudioFAX IP LLC filed a lawsuit against us in the United States District Court for the Northern District of Georgia asserting the ownership of certain United States and Canadian patents and claiming that the Company was infringing these patents as a result of its sale of enhanced facsimile services. The suit requested unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief.

   After reviewing the AudioFAX patents with the Company's business and technical personnel and outside patent counsel, the Company concluded that it did not infringe these patents. However, due to present plans to offer future services that may fall within the scope of the AudioFAX patents, in November 2001 the Company purchased a non-exclusive, perpetual license to the technology covered by these patents and the lawsuit was dismissed.

(14)  Business acquisitions

  SureTalk.com, Inc.

   On January 26, 2000, the Company acquired all of the outstanding stock of SureTalk.com, Inc. for $12 million in common stock, valued at an average closing price at the acquisition date. SureTalk.com, Inc. was a closely held Internet-based faxing, messaging and communications company based in Carlsbad, California. The acquisition was accounted for as a purchase transaction with substantially all of the purchase price allocated to goodwill and other purchased intangibles, which the Company amortized from the date of acquisition through December 31, 2001 based on a 2 to 3 year life. See Note (2)(q) for the effect of goodwill amortization in future periods.

  TimeShift, Inc.

   On March 6, 2000, the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in common stock, valued at the average closing price at the acquisition date. TimeShift was a closely held Internet technology company based in San Francisco, California. A substantial portion of the allocation of TimeShift's assets was classified as an intangible asset related to a favorable operating lease. During the fourth quarter of fiscal 2001 we determined that that this asset was permanently impaired due to continuing weakness in the San Francisco commercial real estate market. As a result, in that quarter we wrote off the remaining asset value of $752,000.

  eFax.com, Inc.

   On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc. for $8.2 million, including $5.8 million in common stock valued at the average closing price at the acquisition date, $0.8 million in acquisition costs, and $1.6 million in common stock warrants valued at their fair value at the acquisition date. eFax.com was a leading provider of unified messaging and communications services. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair value at the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets, which the Company amortized from the date of acquisition through December 31, 2001 based on a 7 year life. See Note (2)(q) for the effect of goodwill amortization in future periods.

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   The operations of the above acquired companies are included is in the results of operations and cash flows of the Company from the date of the acquisition forward. The following unaudited pro forma information has been prepared assuming that the acquisition of SureTalk and eFax.com had taken place at the beginning of the respective periods presented. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the TimeShift transaction is immaterial for all periods presented and therefore is not included in the pro forma information.

                                                 Pro Forma for the
                                             Years Ended December 31,
                                       ------------------------------------
                                              2000               1999
                                            --------           --------
                                       (in thousands, except per share data
                                                    (unaudited)
      Revenue......................... $ 23,117            $ 12,631
      Loss from operations............  (24,773)            (52,145)
      Net loss........................  (22,422)            (57,732)
      Basic and diluted loss per share $  (1.95)           $  (5.48)

   In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntarily terminate eFax employees and for other activities of eFax with j2 Global. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets required. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

Accrued Exit Costs

                               eFax Duplicate    eFax Duplicate    Workforce  Occupancy
                              Phone Operations Information Systems Reductions   Costs    Total
                              ---------------- ------------------- ---------- --------- -------
                                                        (In thousands)
Balance November 29, 2000
  (eFax.com acquisition date)     $  1,204            $ 675          $ 380      $ 386   $ 2,645
Utilized-fiscal 2000.........         (134)             (75)          (300)       (30)     (539)
                                  --------            -----          -----      -----   -------
Balance December 31, 2000....     $  1,070            $ 600          $  80      $ 356   $ 2,106
Adjustments..................           --             (570)           252        118      (200)
Utilized.....................         (518)             (30)          (332)      (128)   (1,008)
                                  --------            -----          -----      -----   -------
Balance December 31, 2001....     $    552                0              0        346   $   898
                                  ========            =====          =====      =====   =======

                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

   Certain aspects of the integration plan will be refined as actual cost information is obtained. Adjustments to the estimated acquisition integration liabilities based on these refinements will be included in the allocation of the purchase price of eFax.com if the adjustment is determined within the purchase price allocation period. Such adjustments will be (1) incurred as a reduction of net income if the ultimate amount of the liability exceeds the estimate or (2) recorded as a reduction of goodwill if the ultimate account of the liability is below the estimate.

(15)  Quarterly Results (unaudited)

   The following tables contain selected unaudited statement of operations information for each quarter of 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                              Year Ended December 31, 2001
                                                          (in thousands except per share data)
                                                     -----------------------------------------------
                                                       Fourth       Third      Second       First
                                                       Quarter     Quarter     Quarter     Quarter
                                                     ----------- ----------- ----------- -----------
Net sales........................................... $     9,580 $     8,597 $     7,863 $     7,212
Gross profit........................................       6,123       5,210       4,800       3,707
Net loss............................................       1,628       1,457       1,709       3,040
Basic and diluted loss per share (1)................ $      0.15 $      0.13 $      0.15 $      0.26
Shares used in computation of basic and diluted loss
  per share.........................................  10,872,421  11,239,198  11,483,292  11,513,744

                                                                Year Ended December 31, 2000
                                                            (in thousands except per share data)
                                                         -------------------------------------------
                                                          Fourth      Third     Second      First
                                                          Quarter    Quarter    Quarter    Quarter
                                                         ---------- ---------- ---------- ----------
Net sales............................................... $    4,794 $    3,266 $    3,008 $    2,865
Gross profit............................................      2,229      1,557      1,332      1,503
Net loss................................................      5,076      5,908      5,935      5,300
Basic and diluted loss per share (1).................... $     0.51 $     0.66 $     0.66 $     0.61
Shares used in computation of basic and diluted loss per
  share.................................................  9,860,475  9,005,894  9,004,053  8,671,975

--------
(1) The sum of the per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(16)  Reverse Stock Split

   On February 8, 2001 we carried out a one for four reverse stock split. Except as noted, all share and per share rata are presented on a post split basis.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   None.

                                   PART III

Item 10.  Directors And Executive Officers Of The Registrant

   Information required by this Item with respect to Directors may be found in the section captioned "Proposal 1--Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Registrants Annual Meeting of Stockholders to be held in May 2002 (the "Proxy Statement"). Information required by this Item with respect to executive officers may be found in the section captioned "Proposal 1--Election of Directors, --Executive Officers" appearing in the Proxy Statement. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act may be found in the section captioned "Compliance with
Section 16(a) of the Exchange Act" appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

   Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's Annual Meeting of Stockholders to be held in May 2002. Such information is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

   Information with respect to this Item may be found in the section captioned "Security Ownership of Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's Annual Meeting of Stockholders to be held in May 2002. Such information is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

   Information with respect to this Item may be found in the section captioned "Executive Compensation--Employment Contracts and Change of Control Arrangements; --Certain Transactions with Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's Annual Meeting of Stockholders to be held in May 2002. Such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements.

   The following financial statements are filed as a part of this report:

   Independent Auditors' Report
   Consolidated Balance Sheets
   Consolidated Statements of Operations
   Consolidated Statements of Stockholders' Equity (Deficiency)
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements
   Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

    3. Exhibits

   The following exhibits are filed with this Report or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
  No.   Exhibit Title
------- -------------

3.1     Certificate of Incorporation, as amended and restated (1)

3.1.1   Certificate of Designation of Series B Convertible Preferred Stock (3)

3.1.2   Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.1.3   Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.1.4   Certificate of Amendment to Amended and Restated Certificate of Incorporation

3.2     By-laws, as amended and restated (1)

4.1     Specimen of common stock certificate (6)

9.1     Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)

10.1    j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (8)

10.2    j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (7)

10.3    Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (5)

10.3.1  Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation

10.4    Employment Agreement for Scott Jarus dated June 20, 2001 (9)

10.4.1  Promissory Note Secured by Deed of Trust, issued by Scott Jarus and Rebecca Jarus to j2 Global on
        July 19, 2001 (9)

10.4.2  Deed of Trust granted by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.4.3  Redemption Agreement dated June 20, 2001 among j2 Global and the Shareholders referred to therein (9)

Exhibit
  No.   Exhibit Title
------- -------------

10.5    Stock Purchase Agreement dated December 13, 2001 among j2 Global and the Shareholders referred to therein

10.6    Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)

10.6.1  Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc. on April 11, 1997, due
          March 31, 2001 (1)

10.7    Consulting Agreement for Boardrush Media LLC, dated as of March 17, 1997 (1)

10.7.1  Modification Agreement between Boardrush Media, LLC and j2 Global (5)

10.7.2  Second Modification Agreement between Boardrush Media, LLC and j2 Global

10.7.3  Second Amended and Restated Promissory Note issued by Boardrush LLC to j2 Global dated
          January 1, 2000 due December 31, 2004

10.8    Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)

10.9    Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July
          1998 private placements (1)

10.10   Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC,
          Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and
          Anand Narasimhan (1)

10.11   Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc.
          and Michael P. Schulhof (2)

10.12   Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard S. Ressler regarding the
          Stock Option Agreement, dated as of January 24, 1997, between JFAX Communications, Inc. and
          Michael P. Schulhof (2)

10.13   Purchase Agreement dated as of July 2, 1998, relating to $5 million of preferred stock and
          Warrants (2)

10.13.1 Consent to Amendment of Purchase Agreement, dated as of April 16, 1999 (2)

10.13.2 Form of warrant pursuant to such Purchase Agreement (2)

10.14   Investment Agreement among JFAX Communications, Inc., Jens Muller, John F. Rieley and
          Boardrush LLC and Orchard/JFAX Investors, LLC and Richard S. Ressler, dated as of March 14,
          1997 and effective as of March 17, 1997 (2)

21.1    List of subsidiaries of j2 Global

23.1    Consent of KPMG LLP

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
(3) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on March 30, 2000. (5)
(4) Incorporated by reference to the Company's Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(5) Incorporated by reference to the Company's Report on Form 10-K/A filed with the Commission on April 30, 2001
(6) Incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on May 15, 2001.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 12, 2001, Registration No. 333-64986.
(8) Incorporated by reference to the Company's Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(9) Incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on August 13, 2001.

(b) Reports on Form 8-K during the fourth quarter of 2001:

Item Description                                                                          Filing Date
---- -----------                                                                        ----------------

5,7  Regulation FD disclosure regarding third quarter 2001 financial results            October 23, 2001

5,7  Regulation FD disclosure of materials presented during third quarter 2001 earnings October 24, 2001 conference call

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

          Signature                       Title
          ---------                       -----

   /s/ RICHARD S. RESSLER     Chairman of the Board and a
-----------------------------   Director
     Richard S. Ressler

     /s/ NEHEMIA ZUCKER
----------------------------- Chief Financial Officer
       Nehemia Zucker         (Principal Financial Officer)

     /s/ GREGGORY KALVIN
----------------------------- Vice President Finance
       Greggory Kalvin        (Principal Accounting Officer)

     /s/ JOHN F. RIELEY       Director
-----------------------------
       John F. Rieley

   /s/ MICHAEL P. SCHULHOF    Director
-----------------------------
     Michael P. Schulhof

    /s/ ROBERT J. CRESCI      Director
-----------------------------
      Robert J. Cresci

     /s/ DOUGLAS Y. BECH      Director
-----------------------------
       Douglas Y. Bech
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II--Valuation and Qualifying Accounts
(in thousands)

                                           Additions:
                                Balance at Charged to                                Balance
                                Beginning  Costs and  Deductions: Reclassifications at End of
Description                     of Period   Expenses  Write-offs    And other (a)    Period
-----------                     ---------- ---------- ----------- ----------------- ---------
Year Ended December 31, 2001:
Allowance for Doubtful Accounts   $1,112      $309       $(307)         $(10)        $1,104
Year Ended December 31, 2000:
Allowance for Doubtful Accounts   $   --      $178       $ (34)         $968         $1,112
Year Ended December 31, 1999:
Allowance for Doubtful Accounts   $   --      $ --       $  --          $ --         $   --

--------
(a)   Amounts related to accounts receivable from the acquisition of eFax.com.