Form 10-K/A
period 2001-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2002-04-29
CIK 1084048

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of April 16, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $43,703,008 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on that date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of April 16, 2002, the Registrant had 10,710,985 common shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) Proxy Statement for the 2002 Annual Meeting of Stockholders--Part III Items 10, 11, 12 and 13.

   This Report on Form 10-K/A includes 72 pages with the Index to Exhibits located on page 68.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I.

Item 1.  Business.............................................................................   3

Item 2.  Properties...........................................................................  18

Item 3.  Legal Proceedings....................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders..................................  19

PART II. OTHER INFORMATION

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............  20

Item 6.  Selected Consolidated Financial Data.................................................  21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  27

Item 8.  Financial Statements and Supplementary Data..........................................  28

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  50

PART III.

Item 10. Directors and Executive Officers of the Registrant...................................  51

Item 11. Executive Compensation...............................................................  53

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  64

Item 13. Certain Relationships and Related Transactions.......................................  65

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  68

                                    PART I.

                               Explanatory Note

   This Amended Annual Report on Form 10-K/A is being filed for the sole purpose of including in this Amended Annual Report, in accordance with Instruction G(3) to Form 10-K, the items comprising the Part III information (Items 10, 11, 12, and 13). In all other material respects, this Amended Annual Report on Form 10-K/A is unchanged from the 2001 Annual Report on Form 10-K.

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

/s/  KPMG LLP
Los Angeles, California
February 15, 2002
                        j2 Global Communications, Inc.

                          Consolidated Balance Sheets
                          December 31, 2001 and 2000

                                                                                2001          2000
                                  ASSETS                                    ------------  ------------
Cash and cash equivalents.................................................. $ 19,087,053  $ 23,824,402
Short-term investments.....................................................           --     1,962,627
Accounts receivable,
  net of allowances of $1,104,000 and $1,112,000, respectively.............    3,615,099     2,362,772
Prepaid expenses...........................................................      471,413     1,203,387
Other current assets.......................................................      826,539       924,106
                                                                            ------------  ------------
   Total current assets....................................................   24,000,104    30,277,294
Furniture, fixtures and equipment, net.....................................    6,066,012     6,214,303
Goodwill, net..............................................................   15,778,099    20,758,726
Other purchased intangibles, net...........................................    1,967,859     2,944,643
Long-term investments......................................................           --     2,320,170
Other assets...............................................................    1,244,127     2,789,623
                                                                            ------------  ------------
   Total assets............................................................ $ 49,056,201  $ 65,304,759
                                                                            ============  ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses...................................... $  4,877,198  $  5,297,030
Deferred revenue...........................................................    1,406,122     1,485,201
Current portion of capital lease payable...................................      253,854       295,138
Current portion of long-term debt..........................................      400,587     1,284,719
Accrued exit costs.........................................................      898,472     2,105,922
Other......................................................................       52,000       133,728
                                                                            ------------  ------------
   Total current liabilities...............................................    7,888,233    10,601,738
Capital lease obligations..................................................           --       167,650
Long-term debt.............................................................       27,896       416,388
                                                                            ------------  ------------
   Total liabilities.......................................................    7,916,129    11,185,776
Redeemable common stock; issued and outstanding 551,925 shares at December
  31, 2000 (redemption value of $7,064,633 at December 31, 2000)...........           --     7,064,633

Common stock subject to put option (26,250 shares at December 31, 2000)....           --       997,500

Stockholders' Equity:
Common stock, $0.01 par value. Authorized 50,000,000 and 200,000,000 shares at December 31, 2001 and 2000, respectively; total issued and outstanding
  10,727,722 and 10,997,402 shares at December 31, 2001 and 2000, respectively, excluding 551,925 issued as redeemable at December 31, 2000
  and 26,250 shares subject to a put option at December 31, 2000...........      115,807       109,974

Additional paid in capital.................................................  115,331,548   110,667,271
Notes receivable from stockholders.........................................     (287,096)     (486,821)
Treasury Stock, at cost....................................................   (3,721,534)     (760,618)
Unearned compensation......................................................           --    (1,008,809)
Accumulated Deficit........................................................  (70,298,653)  (62,464,147)
                                                                            ------------  ------------
Net stockholders' equity...................................................   41,140,072    46,056,850
                                                                            ------------  ------------
Total liabilities and stockholders' equity................................. $ 49,056,201  $ 65,304,759
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

                                                                                                     Accumulated     Notes
                                   Common Stock      Additional     Treasury Stock                      Other      Receivable
                                -------------------   Paid-in     ------------------  Accumulated   Comprehensive     from
                                  Shares    Amount    Capital     Shares    Amount      Deficit        Income     Stockholders
                                ---------- -------- ------------  -------  ---------  ------------  ------------- ------------
Balance, December 31, 1998.....  5,524,999 $ 55,250 $ 12,439,542       --  $      --  $(22,806,238)   $      --   $(2,499,000)
                                ========== ======== ============  =======  =========  ============  ============= ===========
Issuance of common stock
 (public offering).............  2,098,750   20,988   72,805,504       --         --            --           --            --
Exercise of stock options......     11,906      105       41,443       --         --            --           --            --
Amortization of costs of
 mandatorily redeemable
 preferred stock...............         --       --           --       --         --            --           --            --
Dividends on mandatorily
 redeemable preferred stock....         --       --     (553,064)      --         --            --           --            --
Amortization of warrants.......         --       --           --       --         --            --           --            --
Amortization of preferred
 stock discount................         --       --     (134,994)      --         --            --           --            --
Accretion to common stock
 redemption....................         --       --   (1,818,658)      --         --            --           --            --
Unearned compensation..........         --       --    1,323,476       --         --            --           --            --
Amortization of unearned
 compensation..................         --       --           --       --         --            --           --            --
Repayments of notes receivable.         --       --           --       --         --            --           --       219,381
Conversion of put warrants.....         --       --    6,318,000       --         --            --           --            --
Retirement of preferred stock..         --       --   (2,058,971)      --         --            --           --            --
Unrealized gain on investment..         --       --           --       --         --            --      649,046            --
Net loss.......................         --       --           --       --         --   (17,439,103)          --            --
                                ---------- -------- ------------  -------  ---------  ------------    ---------   -----------
Balance, December 31, 1999.....  7,635,655 $ 76,343 $ 88,362,278       --  $      --  $(40,245,341)   $ 649,046   $(2,279,619)
                                ========== ======== ============  =======  =========  ============    =========   ===========
Issuance of common stock.......  2,976,077   29,774   17,564,566       --         --            --           --            --
Issuance of warrants for the
 acquisition of eFax.com.......         --       --    1,558,725       --         --            --           --            --
Acquisition of treasury stock..         --       --           --  (62,733)  (760,618)           --           --       760,618
Exercise of stock options and
 warrants......................    365,670    3,657       86,599       --         --            --           --            --
Stock issued for reduction of
 note payable..................         --       --    3,069,162       --         --            --           --            --
Unearned compensation..........     20,000      200      422,200       --         --            --           --            --
Amortization of unearned
 compensation..................         --       --     (396,259)      --         --            --           --            --
Repayments of notes receivable.         --       --           --       --         --            --           --       132,179
Unrealized loss on investment..         --       --           --       --         --            --     (649,046)           --
Reclassification of shareholder
 notes.........................         --       --           --       --         --            --           --       900,001
Net loss.......................         --       --           --       --         --   (22,218,806)          --            --
                                ---------- -------- ------------  -------  ---------  ------------    ---------   -----------
Balance, December 31, 2000..... 10,997,402 $109,974 $110,667,271   62,733  $(760,618) $(62,464,147)   $      --   $  (486,821)
                                ========== ======== ============  =======  =========  ============  ============= ===========

                                             Stockholders'
                                  Unearned      Equity     Comprehensive
                                Compensation (Deficiency)  Income (Loss)
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
                                =======     ==========    ==========

                        j2 Global Communications, Inc.

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 2001, 2000 and 1999

                                                                               2001          2000          1999
                                                                            -----------  ------------  ------------
Cash flows from operating activities:
    Net loss............................................................... $(7,834,506) $(22,218,806) $(17,439,103)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
    Depreciation and amortization..........................................   9,457,966     6,581,473       959,421
    Extraordinary item-loss on early extinguishment of debt................          --            --     4,428,374
    Equity in loss of joint venture........................................          --       417,773        82,227
    Amortization of notes payable discount.................................          --            --       525,621
    Amortization of unearned compensation..................................     236,173       406,633       414,235
    Realized loss on disposal of marketable equity securities..............          --       255,000            --
    Compensation expense in exchange for note reduction....................     380,769       370,000       219,381
    Impairment of intangible assets........................................     752,000            --            --
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
    Accounts receivable....................................................  (1,229,349)     (788,357)     (162,317)
    Interest receivable....................................................     125,600       344,778      (551,966)
    Prepaid expenses.......................................................   1,112,113     2,047,512    (1,725,234)
    Other assets...........................................................     466,910       672,612       356,921
(Decrease) increase in:
    Accounts payable.......................................................    (419,832)      471,289       680,544
    Deferred revenue.......................................................     (79,079)     (252,903)      109,982
    Accrued exit costs.....................................................  (1,207,450)           --            --
    Other current liabilities..............................................     (81,728)     (238,221)       11,408
                                                                            -----------  ------------  ------------
    Net cash provided by (used in) operating activities.................... $ 1,679,597  $(11,931,217) $(12,090,546)
Cash flows from investing activities:
    Purchase of furniture, fixtures, and equipment.........................  (2,717,404)   (3,035,905)   (2,395,673)
    Purchase of intangible asset...........................................    (600,000)           --            --
    Redemption (purchase) of investments, net..............................   4,282,797    32,311,566   (36,420,192)
    Investment in joint venture............................................          --            --      (500,000)
    Acquisition of businesses net of cash received.........................          --    (4,854,392)           --
    Advance of note receivable.............................................    (500,800)           --            --
    Other..................................................................     180,323            --            --
                                                                            -----------  ------------  ------------
    Net cash provided by (used in) investing activities.................... $   644,916  $ 24,421,269  $(39,315,865)
Cash flows from financing activities:
    Proceeds from issuance of common stock.................................          --            --    73,824,413
    Issuance of notes receivable from stockholders.........................          --        50,000            --
    Redemption of preferred stock..........................................          --            --    (6,817,700)
    Exercise of stock options..............................................       5,812       103,763        41,126
    Proceeds from issuance of notes payable................................          --            --       703,667
    Repayment of notes and capital lease obligations payable...............          --            --   (11,367,481)
    Repayment of loans payable.............................................  (1,481,558)   (1,075,900)           --
    Repurchase of common stock.............................................  (5,586,116)           --            --
                                                                            -----------  ------------  ------------
    Net cash provided by (used in) financing activities.................... $(7,061,862) $   (922,137) $ 56,384,025
                                                                            -----------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents................... $(4,737,349) $ 11,567,915  $  4,977,654
    Cash and cash equivalents at beginning of year.........................  23,824,402    12,256,487     7,278,873
                                                                            -----------  ------------  ------------
    Cash and cash equivalents at end of year............................... $19,087,053  $ 23,824,402  $ 12,256,487
                                                                            ===========  ============  ============
Cash paid during the year for:
    Income taxes........................................................... $     4,000  $      4,052  $      1,500
    Interest............................................................... $   154,706  $    393,832  $    609,945

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

   During June 2001, the Company closed an off-market purchase of 251,922 of the puttable Common Shares for $911,024 in cash (redeemable security value of $3,224,598). The fair value paid for these Common Shares, and the difference between their fair value and their carrying value, were recorded as treasury stock and additional paid in capital, respectively, in the stockholders' equity section in the accompanying 2001 consolidated balance sheet.

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

   As of December 31, 2001 and 2000, the Company had an unsecured note receivable aggregating $519,000 and $900,000 respectively, due from Boardrush Media LLC, a related party. The note bears interest at 6.32%, is due in January 2005, and is being repaid through consulting services.

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

   The names of our directors, their ages at April 16, 2002, and certain other information about them are set forth below:

                                                                                         Director
Name                        Age                   Principal Occupation                    Since
----                        ---                   --------------------                   --------
Richard S. Ressler (1)      44  President, Orchard Capital Corporation                     1997
John F. Rieley              59  Entrepreneur                                               1995
Michael P. Schulhof (1) (2) 59  Private Investor                                           1997
Robert J. Cresci (1) (2)    58  Managing Director of Pecks Management Partners Ltd.        1998
Douglas Y. Bech (2)         56  Chairman and CEO of Raintree Resorts International, Inc.   2000

--------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

   There are no family relationships among any of the directors or executive officers of the Company.

   Richard S. Ressler has been Chairman of the Board and a director since 1997. He is the Managing Member of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. He was the Chief Executive Officer of the Company from March 1997 until January 2000. Mr. Ressler is the founder and President of Orchard Capital Corporation, a firm that provides investment capital and advice to companies in which Orchard Capital or its affiliates have made investments. He has been a principal of Orchard Capital since 1994. Mr. Ressler is a co-founder and principal of CIM Group, LLC, a real estate investment, development and management company. He has been a principal of CIM Group since 1994. Mr. Ressler has been the Chairman of the Board of MAI Systems Corporation, a software and network computing company, since 1995. He served as MAI's chief executive officer from 1995 to 1997. Since March 2000, Mr. Ressler has been Chairman of the Board of Express One International, Inc., an ACMI (aircraft, crew, maintenance and insurance) operator of cargo aircraft.

   John F. Rieley is a co-founder and has been a director of the Company since 1995. From December 1995 when the Company was founded until March 1997, he held various offices with the Company. Since March 1997, he has provided consulting services to the Company under an agreement between the Company and Boardrush Media LLC. He has managed, marketed and consulted on other projects in the media field, the airline industry and in public affairs.

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

   Robert J. Cresci has been a director of the Company since 1998. Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare Life Sciences, Inc., Learn2 Corporation and several private companies.

   Douglas Y. Bech has served as a director of the Company since November 2000. From August 1988 through November 2000, he served as a director of eFax.com. Since August 1997, Mr. Bech has served as Chairman and Chief Executive Officer of Raintree Resorts International, Inc., a company that owns and operates luxury vacation ownership resorts. Mr. Bech was a founding partner of and, since August 1994, has served as a Managing Director of Raintree Capital, LLC, a merchant banking firm. From October 1994 to October 1997, he was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a law firm.

Executive Officers

   The following sets forth certain information regarding the Company's executive officers (ages are as of April 16, 2002):

   Scott M. Jarus, 46, has been President of the Company since July 2001. Prior to joining the Company, Mr. Jarus was the President and Chief Operating Officer of OnSite Access, a premier building-centric integrated communications provider, from 1998 to 2001. From 1994 to 1998, Mr. Jarus held various senior management positions in the telecommunications industry, including serving as Senior Vice President of Operations at RCN Telecom, and was co-founder and Vice President of Multimedia Medical Systems, Inc. For nine years prior to 1994, Mr. Jarus served in various senior management positions, including Vice President of Operations of Metromedia Communications.

   Nehemia Zucker, 45, has been the Company's Chief Financial Officer since 1996, and since December 2000 has also served as the Company's Chief Marketing Officer. Prior to joining the Company in 1996, he was Chief Operations Manager of Motorola's EMBARC division, which packages CNBC and ESPN for distribution to paging and wireless networks. From 1980 to 1996, Mr. Zucker held various positions in finance, operations and marketing at Motorola in the United States and abroad.

   Leo D'Angelo, 39, has been the Company's Chief Technology Officer since March 2000. Mr. D'Angelo previously held the position of founder and Chief Technology Officer at TimeShift, Inc., a developer of technology for accessing and managing communications services via the Internet. The Company acquired the assets of TimeShift on March 1, 2000. Before founding TimeShift in 1997, Mr. D'Angelo was responsible for the design and implementation of Fidelity Investments' equity trading floor.

   R. Scott Turicchi, 38, has been the Company's Executive Vice President, Corporate Development since March 2000. He served as a director of the Company from 1998 through 2000. From 1990 to 2000, Mr. Turicchi was a Managing Director in Donaldson, Lufkin & Jenrette Securities Corporation's investment banking department. At DLJ, he was responsible for corporate finance activities, including public equity offerings, high grade and high yield debt offerings, private equity placements and mergers and acquisitions advisory services.

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers (as defined in Rule 16a-1(f)), directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and ten percent (10%) stockholders were complied with during the fiscal year ended December 31, 2001.

Item 11.  Executive Compensation

Summary Compensation Table

   The following table shows, as to the Company's President (principal executive officer), and each of the Company's other four most highly compensated executive officers who were serving as executive officers at the end of the last fiscal year, information concerning all compensation paid for services to the Company in all capacities during the last three fiscal years.




                                                                         Long Term Compensation
                                                          Annual       ---------------------------
                                                       Compensation    Securities
                                                    ------------------ Underlying     All Other
Name and Principal Position                    Year Salary($) Bonus($) Options(#)  Compensation($)
---------------------------                    ---- --------- -------- ----------  ---------------
Scott M. Jarus (1) . . . . . . . . . . . . . . 2001  124,015       --   250,000          --
 President                                     2000       --       --        --          --
                                               1999       --       --        --          --

Richard S. Ressler (2) . . . . . . . . . . ... 2001  144,000       --   262,500          --
 Chairman and Former Chief Executive Officer   2000  176,750       --    12,500          --
                                               1999  237,500       --   125,000(3)       --

Nehemia Zucker . . . . . . . . . . . . . ..... 2001  196,634   14,438    17,625          --
 Chief Financial and Marketing Officer         2000  172,019   35,000    17,792          --
                                               1999  150,000   43,125     5,125(4)       --

R. Scott Turicchi . . . . . . . . . . . . .... 2001  160,897   18,563    12,500          --
 Executive VP, Corp Dev                        2000  181,731       --   212,500(5)       --
                                               1999       --       --    10,000(5)       --

Leo D'Angelo . . . . . . . . . . . . . . . ... 2001  174,400   14,438     5,000          --
 Chief Technology Officer                      2000  140,577       --    30,000          --
                                               1999       --       --        --          --

--------
(1) Mr. Jarus joined the Company in July 2001.
(2) Mr. Ressler is an employee of Orchard Capital Corporation, which provides his services to the Company through a consulting agreement. Mr. Ressler served as the Company's Chief Executive Officer from March 1997 until January 2000. See "--Report of the Compensation Committee of the Board of Directors on Executive Compensation" beginning on page 58 for a description of the terms of the Orchard Capital consulting agreement.
(3) Mr. Ressler elected to exchange these options for an equal grant of options in 2001 pursuant to the Company's offer to exchange, which is described in the Tender Offer Statement on Schedule TO filed by the Company with the Securities and Exchange Commission on May 22, 2001, as amended by Amendment Nos. 1 and 2 thereto filed with the SEC on June 13, 2001 and October 5, 2001, respectively (the "Offer to Exchange"). In accordance with the Offer to Exchange, these options were canceled effective June 25, 2001 and the Company issued Mr. Ressler an equal number of replacement options on December 28, 2001, which replacement options are included in the 2001 totals.
(4) Mr. Zucker elected to exchange these options for an equal grant of options in 2001 pursuant to the Offer to Exchange (as defined under Note (3), above). In accordance with the Offer to Exchange, these options were canceled effective June 25, 2001 and the Company issued Mr. Zucker an equal number of replacement options on December 28, 2001, which replacement options are included in the 2001 totals.
(5) Pursuant to an amendment to Mr. Turicchi's employment agreement, effective July 9, 2001 all of these options were canceled with the exception of 80,000 of those granted in 2000, which were fully vested as of July 9, 2001 and remain outstanding.

Options Granted in Last Fiscal Year

   The following table provides certain information regarding stock options granted during the fiscal year ended December 31, 2001 to the Company's executive officers named in the Summary Compensation Table, to all current executive officers as a group, to all current directors who are not executive officers as a group and to all other employees as a group. As required by SEC rules, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

                                                                              Individual Grants
                                                       ---------------------------------------------------------------
                                                                                                 Potential Realizable
                                                       Number of  % of Total                       Value at Assumed
                                                       Securities  Options                       Annual Rates of Stock
                                                       Underlying Granted To Exercise            Price Appreciation of
                                                        Options   Employees   Price                 Option Term(1)
                                                        Granted   In Fiscal   ($/SH)  Expiration ---------------------
                                                        (#) (2)    Year (3)   (4)(5)     Date      5%($)     10%($)
                                                       ---------- ---------- -------- ----------  -------   ---------
Richard S. Ressler . . . . . . . . . . . . . . . . ...  262,500     24.19%     3.75    12/28/11  619,068   1,568,840
Nehemia Zucker . . . . . . . . . . . . . . . . . .....   17,625      1.62%     3.75    12/28/11   41,566     105,336
Leo D'Angelo . . . . . . . . . . . . . . . . . . . ...    5,000      0.46%     3.75    12/28/11   11,792      29,883
R. Scott Turicchi . . . . . . . . . . . . . . . . . ..   12,500      1.15%     3.75    12/28/11   29,479      74,707
Scott M. Jarus . . . . . . . . . . . . . . . . . . . .  250,000     23.04%     4.01    07/28/11  630,467   1,597,727

                                                                             Total Grants
                                                    ---------------------------------------------------------------
                                                                                              Potential Realizable
                                                    Number of  % of Total                       Value at Assumed
                                                    Securities  Options                       Annual Rates of Stock
                                                    Underlying Granted To Exercise            Price Appreciation of
                                                     Options   Employees   Price                 Option Term(1)
                                                     Granted   In Fiscal   ($/SH)  Expiration ---------------------
                                                     (#) (2)    Year (3)   (4)(5)     Date     5% ($)     10% ($)
                                                    ---------- ---------- -------- ----------  -------   ---------
All current executive officers as a
  group (5 officers)...............................  297,625     27.43%     3.75    12/28/11  701,905   1,778,766
                                                     250,000     23.04%     4.01    07/28/11  630,467   1,597,727
All current directors who are not executive
  officers as a group (4 directors) . . . . . . . .   80,266      7.40%     3.75    12/28/11  189,295     479,712
All other employees as a group.....................   94,250      8.69%     4.10    11/21/11  243,020     615,862
                                                      61,750      5.69%     3.95    06/28/11  153,394     388,733
                                                     154,340     14.22%     3.75    12/28/11  363,988     922,418
                                                      15,000      1.38%     2.19    01/03/11   19,821      49,769
                                                       1,250      0.12%     2.19    11/06/10    1,652       4,147
                                                      70,500      6.50%     2.19    11/29/10   93,159     233,914
                                                      25,000      2.30%     2.19    02/22/11   33,035      82,948
                                                       1,250      0.12%     2.19    10/09/10    1,652       4,147
                                                       2,500      0.23%     2.19    12/18/10    3,304       8,295

(1) The potential realizable value illustrates value that might be realized upon exercise of options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Company's common stock and the timing of option exercises, as well as the optionee's continued employment through the vesting period. The gains shown are net of the option exercise price, but do not include deductions for taxes and other expenses payable upon the exercise of the option or for sale of underlying shares of the Company's common stock. There can be no assurance that the amounts reflected in this table will be achieved.
(2) All stock options granted have 10-year terms and are exercisable with respect to twenty-five percent (25%) of the shares covered thereby on the anniversary of the date of grant, with full vesting occurring four years following the date of grant. See "--Employment Contracts, Termination of Employment and Change of Control Agreements" and "--1997 Stock Option Plan" beginning on pages 55 and 56, respectively, for provisions regarding acceleration of the vesting of options.
(3) The Company granted stock options representing 1,004,965 shares of the Company's common stock in the fiscal year ended December 31, 2001, including all options granted to Mr. Ressler but excluding options granted to the Company's other directors.
(4) Options were granted at an exercise price equal to the market value of the Company's common stock as listed on The Nasdaq National Market.
(5) The exercise price and tax withholding obligations may be paid in cash and, subject to certain conditions or restrictions, by delivery of already-owned shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table sets forth the number of shares covered by unexercised stock options held by the Company's executive officers as of December 31, 2001, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option as of December 31, 2001. No options were exercised by any of the Company's executive officers during the year ended December 31, 2001.

                                                         Number of Securities
                                                        Underlying Unexercised     Value of Unexercised
                                                           Options at Fiscal      In-The-Money Options at
                                                             Year-End (#)         Fiscal Year-End ($)(1)
Name                                                   Exercisable/Unexercisable Exercisable/Unexercisable
----                                                   ------------------------- -------------------------
Richard S. Ressler . . . . . . . . . . . . . . . .....       3,125 / 271,875               0 / 315,000
Scott M. Jarus . . . . . . . . . . . . . . . . . . . .          0 / 250,000                0 / 235,000
Nehemia Zucker . . . . . . . . . . . . . . . . . .....     70,073 / 30,969           109,375 / 21,150
R. Scott Turicchi . . . . . . . . . . . . . . . . ....     80,000 / 12,500                 0 / 15,000
Leo D'Angelo . . . . . . . . . . . . . . . . . . . ...      7,500 / 22,500                 0 / 6,000

--------
(1) Value is based on the $4.95 per share closing price of the Company's common stock on the Nasdaq National Market on December 31, 2001, less the exercise price.

Director Compensation

   The Company does not pay fees to its directors for performance of their duties as directors of the Company. The Company does reimburse directors for their out-of-pocket expenses incurred in connection with attendance at board and committee meetings of the Company. The Company's directors are eligible to participate in the Company's 1997 Stock Option Plan. In December 2001, Messrs. Bech, Cresci, Rieley, Schulhof and Ressler were each granted 12,500 options to purchase shares of the Company's common stock at an exercise price of $3.75 per share. No options were exercised by any of the Company's directors in 2001. See "--1997 Stock Option Plan" beginning on page 56 for a description of the terms of the Company's 1997 Stock Option Plan.

   The services of Richard S. Ressler, formerly as Chief Executive Officer and currently as Chairman, are provided to the Company pursuant to a consulting agreement. See "--Report of the Compensation Committee of the Board of Directors on Executive Compensation" beginning on page 58 for a description of the terms of that agreement.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

   The Company currently has employment contracts with each of Messrs. Jarus, Turicchi and Zucker. The Company also has consulting agreements with Orchard Capital Corporation, which supplies the services of Mr. Ressler, and with Boardrush Media LLC, which supplies the services of John F. Rieley, a director and co-founder, and Jens Muller, a former director and a co-founder. See "--Report of the Compensation Committee of the Board of Directors on Executive Compensation" beginning on page 58 for a description of the terms of the Orchard Capital consulting agreement, and see "Certain Relationships and Related Transactions--Certain Transactions" beginning on page 65 for a description of the terms of the Boardrush consulting agreement.

   Mr. Jarus' Contract. Mr. Jarus entered into an employment agreement with the Company upon joining the Company as President on July 8, 2001. Under this agreement, Mr. Jarus receives a base salary of $270,000 per year and is eligible to participate in the Company's executive bonus program. He also is entitled to participate in all of the Company's benefits programs and to reimbursement of up to $60,000 for relocation expenses. If the Company terminates his employment constructively or for any reason other than cause, Mr. Jarus is entitled to severance and continued participation in the Company's health insurance coverage for six months following the date of termination. These severance and continued health insurance coverage obligations would cease in the event Mr. Jarus were to become employed by another company during this period.

   Also pursuant to this employment agreement, the Company loaned Mr. Jarus $500,000 towards the purchase of a home in the Los Angeles area. The loan is secured by a second mortgage on Mr. Jarus' Los Angeles home. The mortgage is zero coupon, bears interest at the rate of 4.88% per annum and is payable in full on or before July 8, 2006. If Mr. Jarus voluntary terminates his employment with the Company or is terminated for cause, he will be required to repay the full balance of the loan amount within 60 days of his last date of employment with the Company. If Mr. Jarus is terminated without cause or is constructively terminated, he will be required to pay the balance of the mortgage no later than the date that is one-year following his last day of employment with the Company.

   In accordance with this agreement, the Company issued Mr. Jarus options to purchase 250,000 shares of the Company's common stock at an exercise price of $4.01 per share, which was the closing price of the Company's common stock on the Nasdaq National Market on the trading day preceding his date of employment. The agreement provides for accelerated vesting of Mr. Jarus' options if he is terminated without cause or constructively terminated within one year following a change in control of the Company. Mr. Jarus' options are governed by the Company's 1997 Stock Option Plan. See "--1997 Stock Option Plan" beginning on page 56 for a description of the terms of the Company's 1997 Stock Option Plan.

   Mr. Turicchi's Contract. On July 9, 2001, the Company and Mr. Turicchi terminated Mr. Turicchi's existing employment agreement and entered into a new employment agreement to reduce the number of hours per week that Mr. Turicchi is required to work for the Company and to proportionately reduce his salary. Under this new agreement, which terminates July 9, 2002, Mr. Turicchi is required to work for the Company at least 20.1 hours per week and his base annual compensation was reduced from $225,000 to $112,500. In the event that Mr. Turicchi's employment is terminated by the Company without cause prior to July 9, 2002, the Company is required to continue to pay his base salary and benefits through July 9, 2002. Mr. Turicchi is entitled to participate in all of the Company's benefits programs, but does not accrue any vacation or sick time. He is permitted to engage in other business or to accept other employment.

   Under this new employment agreement, Mr. Turicchi agreed to cancel all but 80,000 of the 212,500 stock options he owned as of July 9, 2001, and the Company agreed that these 80,000 remaining options would become immediately vested. These options have an exercise price of $8.24 per share.

   Mr. Zucker's Contract. This employment agreement has no specified term and is terminable at will by either party, but provides for severance payments equal to six months' salary in the event of a termination by the Company without cause. This agreement provide for accelerated vesting of Mr. Zucker's employee stock options in the event of a change in control of the Company.

1997 Stock Option Plan

   The Company's 1997 Stock Option Plan was adopted by the Board of Directors and approved by the stockholders in November 1997. In May 2001, the Company amended and restated the 1997 Stock Option Plan to permit the issuance of restricted stock under the plan. A total of 2,500,000 shares of the Company's common stock have been reserved for issuance under the plan. As of April 16, 2002, options to purchase 1,838,763 shares of common stock were outstanding under the plan, 37,390 shares had been issued upon exercise of previously granted options and no shares of restricted stock were outstanding under the plan.

   The plan provides for grants to employees, including officers and employee directors, of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for grants of nonstatutory stock options and restricted stock awards to employees, including officers and employee directors, and consultants, who may be non-employee directors.

   The plan is administered by the Compensation Committee of the Company's Board of Directors. The plan administrator determines the terms of the options granted and restricted stock awarded, including the exercise price of each option, the number of shares subject to each option and covered by each restricted stock award and the vesting of each option and restricted stock award. The plan administrator also has the full power to select the individuals to whom options and restricted stock will be granted and to make any combination of grants to any participants.

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

   The option exercise price may not be less than the higher of the par value or one hundred percent (100%) of the fair market value of the Company's common stock on the date of grant; provided, however, that nonstatutory options may be granted at exercise prices of not less than the higher of the par value or eighty-five percent (85%) of the fair market value on the date the option is granted. In the case of an incentive option granted to a person who at the time of the grant owns stock representing more than ten percent (10%) of the total combined voting power of all classes of the Company's common stock, the option exercise price for each share of common stock covered by such option may not be less than one hundred ten percent (110%) of the fair market value of a share of the Company's common stock on the date of grant of such option.

   In the event of a sale of all or substantially all of the Company's assets, or the Company's merger with or into another corporation, each option and each share of restricted stock will become immediately exercisable in full unless the Board of Directors determines that the holder has been offered substantially identical replacement options or replacement shares of restricted stock, as the case may be, and a comparable position at the acquiring company.

2001 Employee Stock Purchase Plan

   The Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in May and June 2001, respectively. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. As of April 16, 2002, 19,624 shares had been issued under the Purchase Plan and 480,376 shares were available for future issuance. The Purchase Plan is administered by the Compensation Committee of the Company's Board of Directors.

   The Purchase Plan is implemented through sequential offerings, each of which is referred to as an "Offering," the terms of which are referred to herein as "Offering Periods." Generally, each such Offering Period is for three months duration or such other duration as the Compensation Committee shall determine, provided, however, that no Offering Period may exceed 27 months in duration. Offering Periods commence on or about February 1, May 1, August 1 and November 1 of each year and end on or about the next April 30, July 31, October 31 and January 31, respectively, occurring thereafter. The initial Offering Period commenced on August 1, 2001 and ended on October 31, 2001.

   The purchase price per share for an Offering under the Purchase Plan is ninety percent (90%) of the lesser of (a) the fair market value of a share of common stock on the commencement of the Offering, or (b) the fair market value of a share of common stock on the date of purchase. Notwithstanding the foregoing, the Compensation Committee, in its sole discretion, may change the purchase price at which each share of common stock may be acquired in an Offering so long as the purchase price is not less than eighty-five percent (85%) of the lesser of (x) the fair market value of a share of common stock on the commencement of the Offering, or (y) the fair market value of a share of common stock on the date of purchase.

   By executing an agreement to participate in the Purchase Plan, an eligible employee is entitled to purchase shares under the Purchase Plan, hereafter referred to as a "Purchase Right". The Purchase Right consists of an option to purchase a maximum number of shares of common stock determined by either dividing fifteen percent (15%) of such eligible employee's compensation during the Offering Period by the purchase price of a share of common stock for such Offering Period or by dividing $12,500 by the fair market value of a share of common stock on the last date of such Offering Period, whichever is less. If the aggregate number of shares to be purchased upon exercise of Purchase Rights granted in the Offering would exceed the maximum aggregate number of shares available for issuance under the Purchase Plan, the Compensation Committee would make a pro rata allocation of shares available in a uniform and equitable manner. Unless the employee's participation is discontinued, his or her right to purchase shares is exercised automatically at the end of each Offering Period.

   Any employee of the Company or of any parent or subsidiary corporation of the Company designated by the Compensation Committee for inclusion in the Purchase Plan is eligible to participate in an Offering under the Purchase Plan so long as the employee has been employed by the Company or any designated parent or subsidiary corporation of the Company for at least 30 days and is customarily employed at least 20 hours per week and five months per calendar year. However, no employee who owns or holds options to purchase, or as a result of participation in the Purchase Plan would own or hold options to purchase, five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company or of any parent or subsidiary corporation of the Company is entitled to participate in the Purchase Plan. In addition, no employee is entitled to purchase more than $25,000 worth of stock (determined based on the fair market value of the shares at the time such rights are granted) under all employee stock purchase plans of the Company in any calendar year.

   Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that might incorporate future filings, including this Annual Report, in whole or in part, the following Report of the Compensation Committee, the Audit Committee Report and the Stock Performance Graph which follows shall not be deemed to be "Soliciting Material," is not deemed "filed" with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

   General.   The Compensation Committee of the Company's Board of Directors
recommends and approves changes to the Company's compensation policies and benefits programs, administers the Company's stock option and employee stock purchase plans, including approving stock option grants, and otherwise seeks to ensure that the Company's compensation philosophy is consistent with the Company's best interests and is properly implemented. The Committee currently is comprised of two independent non-employee directors and one non-employee director who also provides services to the Company pursuant to a consulting agreement with his employer.

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

   Compensation Components. Compensation for the Company's executives generally consists of salary, participation in an executive bonus program, and stock option and restricted stock awards. The Committee assesses past performance and anticipated future contribution of each executive officer in establishing the total amount and mix of each element of compensation.

   Salary. Base salaries are evaluated annually for all executive officers. In determining appropriate salary levels for such officers, the Compensation Committee considers, among other factors, the officer's scope of responsibility, prior experience, past performance and data on prevailing compensation levels in relevant markets for executive talent.

   Bonus Programs. The Company has established two "bonus" programs - one for executives and eligible managers, and the other for all other employees not eligible for the executive plan.

  .  Executive Bonus Program.

     The bonus program for the Company's executives and eligible managers is designed to encourage and reward senior management for (a) attaining Company-wide financial goals, (b) improving the financial and operational health of the Company, and (c) meeting or exceeding individually defined goals and objectives for each executive and eligible manager. The Company's Compensation Committee administers this program. Under this program, the Company will establish a "bonus pool" in an amount that will vary based upon the Company achieving specific pre-defined financial criteria. If the Company achieves 100% of these goals, the bonus pool will equal 25% of the total annual base salaries of all eligible participants. The bonus pool can increase or decrease based upon greater than or less than 100% of these criteria being satisfied. The total amount of the pool, and the amount to be distributed to each participant, will be determined by the Compensation Committee after public release of the Company's 2002 year-end audited financial statements. The Compensation Committee is not obligated to distribute the entire accrued bonus pool, although it expects to do so.

  .  Employee Bonus Program.

   The bonus program for all of the Company's employees (other than those eligible for the Executive Bonus Program) is designed to encourage and reward extraordinary performance. It is referred to by the Company as its "Reward & Recognition Program". Under this program, the Company will accrue throughout 2002 an amount equal to 5% of the total annual base salaries and hourly compensation for all employees (except those eligible for the Executive Bonus Program). The timing and amount of each individual reward is determined by the employee's senior manager, with the concurrence of the Company's President. Awards may occur at any time throughout the year, and are based on an individual's singular contribution or the contribution of a group of individuals who work as a team. As this pool is intended to reward "exceptional" effort or accomplishment, there is no guarantee that the entire accrued bonus pool will actually be awarded.

   Stock Options and Restricted Stock. Stock option and restricted stock awards are designed to align the interests of executives with the long-term interests of the stockholders. The Compensation Committee approves option grants and restricted stock awards subject to vesting periods to retain executives and encourage sustained contributions. For options granted prior to 2000, the vesting period was usually over a three-year period or as to 100% of the grant on the third anniversary of the grant. Effective January 1, 2000, the typical vesting period was changed to a four-year period or as to 100% of the grant on the fourth anniversary of the grant. The exercise price of options is generally the market price on the date of grant.

   Compensation of the Company's President and Chairman. Mr. Jarus joined the Company as President in July 2001. His services are provided to the Company pursuant to an employment agreement. See "--Employment Contracts, Termination of Employment and Change of Control Arrangements" beginning on page 55 for a description of the terms of his employment agreement. Pursuant to his employment agreement, upon joining the Company Mr. Jarus was granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $4.01 per share. See "--1997 Stock Option Plan" beginning on page 56 for a description of the terms of the Company's 1997 Stock Option Plan. The terms of Mr. Jarus' employment agreement were determined by the Compensation Committee based upon various subjective factors, such as Mr. Jarus' responsibilities, qualifications and years of experience.

   Mr. Ressler's services as Chairman, and formerly as Chief Executive Officer, have been provided pursuant to a consulting arrangement with Orchard Capital Corporation, a company controlled by Mr. Ressler, who is also a Member and the Manager of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. Under this consulting arrangement, the Company paid Orchard Capital $200,000 per year through June 30, 1999 and $275,000 per year from July 1, 1999 though March 31, 2000, in each case payable in equal monthly payments, for the services of Mr. Ressler. These arrangements were not pursuant to a written agreement. Effective April 1, 2000, Orchard Capital's compensation was reduced to $144,000 per year, and Orchard Capital's revised consulting arrangement was reflected in a new written agreement. This agreement was amended effective April 1, 2001 to extend it for consecutive six-month periods, and was again amended in December 2001 to increase Orchard Capital's compensation back to the original $275,000 per year. The agreement is terminable by either party by written notice delivered at least 30 days prior to commencement of the next 6-month term.

   As a director, Mr. Ressler is eligible to participate in the Company's 1997 Stock Option Plan. In December 2001, he was granted options to purchase 262,500 shares of the Company's common stock at an exercise price of $3.75 per share. 125,000 of these options were granted in place of an equal number of options canceled in June 2001 by Mr. Ressler under the Company's offer to exchange, which is described in the Tender Offer Statement on Schedule TO filed by the Company with the SEC on May 22, 2001, as amended by Amendment Nos. 1 and 2 thereto filed with the SEC on June 13, 2001 and October 5, 2001, respectively. 12,500 of these options were granted to Mr. Ressler for his service on the Company's Board of Directors. The remaining 125,000 of these options were granted in connection with the December 2001 amendment to the Orchard Capital consulting arrangement. See "--1997 Stock Option Plan" for a description of the terms of the Company's 1997 Stock Option Plan.

   Other than reimbursement for reasonable expenses incurred in connection with the services Orchard Capital renders to the Company, neither Orchard Capital nor Mr. Ressler receives any other compensation from the Company.

   The initial and revised compensation amounts payable to Orchard Capital pursuant to this consulting arrangement have been determined by the Compensation Committee (with Mr. Ressler abstaining) based upon various subjective factors such as Mr. Ressler's responsibilities, qualifications, years of experience, individual performance and perceived contributions to the Company. The December 2001 compensation increase from $144,000 to $275,000 per year, as well as the grant of 125,000 additional stock options to Mr. Ressler in December 2001, were based on a formal compensation survey and analysis conducted by a third party compensation consultant at the request of the Compensation Committee.

                              Submitted by the Compensation Committee of the
                               Board of Directors,

                              Robert J. Cresci
                              Michael P. Schulhof
                              Richard S. Ressler

Audit Committee Report

   The Audit committee of the Company's Board of Directors consists of three non-employee directors, Douglas Y. Bech, Robert J. Cresci and Michael P. Schulhof, each of whom has been determined to be independent under the National Association of Securities Dealers' Listing Standards. The Audit Committee is a standing committee of the Board of Directors and operates under a written charter adopted by the Board of Directors. Among its other functions, the Audit Committee recommends to the Board of Directors the selection of the Company's independent accountants.

   Management is responsible for the Company's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles in the United States and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

   During fiscal 2001, the Audit Committee met with the senior members of the Company's financial management team and the independent accountants. The Audit Committee's agenda is established by the Audit Committee's chairman and senior members of the Company's financial management team. The Audit Committee had private sessions with the Company's independent accountants, at which candid discussions of financial management, accounting and internal control issues took place. The Audit Committee has reviewed with management and the independent accountants the audited consolidated financial statements in this Annual Report, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the consolidated financial statements. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Audit Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees."

   The Company's independent accountants also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Committee discussed with the independent accountants that firm's independence and considered whether the non-audit services provided by the independent accountants are compatible with maintaining its independence.

   Based on the Audit Committee's discussion with management and the independent accountants, and the Audit Committee's review of the representation of management and the report of the independent accountants to the Audit Committee, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2001.

                            Submitted by the Audit Committee of the Company's
                             Board of Directors,

                            Douglas Y. Bech
                            Robert J. Cresci
                            Michael P. Schulhof

Compensation Committee Interlocks and Insider Participation

   The Company's Compensation Committee currently consists of Messrs. Cresci, Schulhof and Ressler. The Company has no interlocking relationships or other transactions involving any of its Compensation Committee members that are required to be reported pursuant to applicable SEC rules. One of the Company's former officers, Richard S. Ressler, but no current officer, serves on the Compensation Committee.

Performance Graph

   The following graph compares, for the period that the Company's common stock has been registered under Section 12 of the Exchange Act (which commenced July 23, 1999), the cumulative total stockholder return for the Company, the Nasdaq Telecommunications Index and an index of companies that the Company has selected and justified as its peer group. The graph assumes that $100 was invested on July 23, 1999 in the Company's common stock at the initial public offering price of $38 per share and in each of the indexes, and assumes reinvestment of any dividends. No dividends have been declared or paid on the Company's common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

   Companies in the peer group index include Deltathree Inc., Easylink Services Corporation (formerly Mail.com, Inc.), I-Link Corporation, iBasis Inc., PTEK Holdings, Inc., TeraGlobal Communications Corp. and Tumbleweed Communications Corp. The Company believes that the peer group index provides a representative group of companies in the outsourced messaging and communications industry.

          [THE PERFORMANCE GRAPH IS SET FORTH ON THE FOLLOWING PAGE.]

  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG j2 GLOBAL COMMUNICATIONS, INC.,
             PEER GROUP INDEX AND NASDAQ TELECOMMUNICATIONS INDEX
                                    [CHART]

              j2 GLOBAL                                     NASDAQ
         COMMUNICATIONS, INC.      PEER GROUP           TELECOM INDEX
         --------------------      ----------           -------------
 7/23/99       $100.00               $100.00               $100.00
 7/31/99         90.79                 89.14                 96.08
 8/31/99         72.37                 74.37                 93.75
 9/30/99         52.30                 78.46                 93.86
10/31/99         45.72                 75.82                111.40
11/30/99         61.51                104.81                123.36
12/31/99         70.72                124.32                152.54
 1/31/00         63.16                149.76                148.34
 2/29/00         55.92                178.02                171.43
 3/31/00         52.63                165.71                165.55
 4/30/00         27.63                 69.34                133.78
 5/31/00         15.79                 56.31                113.39
 6/30/00         16.78                 94.77                139.80
 7/31/00         26.97                 68.93                120.39
 8/30/00         15.13                 80.58                124.92
 9/30/00         13.82                 65.35                109.66
10/31/00         10.20                 28.79                 93.76
11/30/00          6.58                 20.22                 69.81
12/31/00          2.96                 19.59                 69.62
 1/31/01          8.22                 17.44                 83.50
 2/28/01          7.07                 11.91                 59.26
 3/31/01          6.09                  9.11                 49.29
 4/30/01          6.95                  9.56                 53.23
 5/31/01         10.00                 11.07                 50.74
 6/30/01         10.92                 11.72                 46.81
 7/31/01         10.53                  8.82                 42.12
 8/31/01          9.21                  7.42                 35.95
 9/30/01          8.92                  6.43                 30.51
10/31/01          8.32                  6.65                 31.77
11/30/01         10.39                  8.23                 36.22
12/31/01         13.03                  9.37                 34.80
 1/31/02         12.11                 10.03                 30.97
 2/28/02         14.55                  8.17                 25.12
 3/31/02         23.68                  8.54                 26.10


   The following table lists the data points used in preparing the performance graph.

Measurement Date j2 GLOBAL COMMUNICATIONS, INC. PEER GROUP COMPOSITE INDEX NASDAQ TELECOM INDEX
---------------- ------------------------------ -------------------------- --------------------
   7/23/1999                $100.00                      $100.00                 $100.00
   7/31/1999                $ 90.79                      $ 89.14                 $ 96.08
   8/31/1999                $ 72.37                      $ 74.37                 $ 93.75
   9/30/1999                $ 52.30                      $ 78.46                 $ 93.86
   10/31/1999               $ 45.72                      $ 75.82                 $111.40
   11/30/1999               $ 61.51                      $104.81                 $123.36
   12/31/1999               $ 70.72                      $124.32                 $152.54
   1/31/2000                $ 63.16                      $149.76                 $148.34
   2/29/2000                $ 55.92                      $178.02                 $171.43
   3/31/2000                $ 52.63                      $165.71                 $165.55
   4/30/2000                $ 27.63                      $ 69.34                 $133.78
   5/31/2000                $ 15.79                      $ 56.31                 $113.39
   6/30/2000                $ 16.78                      $ 94.77                 $139.60
   7/31/2000                $ 26.97                      $ 68.93                 $120.39
   8/30/2000                $ 15.13                      $ 80.58                 $124.92
   9/30/2000                $ 13.82                      $ 65.35                 $109.66
   10/31/2000               $ 10.20                      $ 28.79                 $ 93.76
   11/30/2000               $  6.58                      $ 20.22                 $ 69.81
   12/31/2000               $  2.96                      $ 19.59                 $ 69.62
   1/31/2001                $  8.22                      $ 17.44                 $ 83.50
   2/28/2001                $  7.07                      $ 11.91                 $ 59.26
   3/31/2001                $  6.09                      $  9.11                 $ 49.29
   4/30/2001                $  6.95                      $  9.56                 $ 53.23
   5/31/2001                $ 10.00                      $ 11.07                 $ 50.74
   6/30/2001                $ 10.92                      $ 11.72                 $ 46.81
   7/31/2001                $ 10.53                      $  8.82                 $ 42.12
   8/31/2001                $  9.21                      $  7.42                 $ 35.95
   9/30/2001                $  8.92                      $  6.43                 $ 30.51
   10/31/2001               $  8.32                      $  6.65                 $ 31.77
   11/30/2001               $ 10.39                      $  8.23                 $ 36.22
   12/31/2001               $ 13.03                      $  9.37                 $ 34.80
   1/31/2002                $ 12.11                      $ 10.03                 $ 30.97
   2/28/2002                $ 14.55                      $  8.17                 $ 25.12
   3/31/2002                $ 23.68                      $  8.54                 $ 26.10

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

   The following table sets forth certain information that has been provided to the Company with respect to beneficial ownership of shares of the Company's common stock as of April 16, 2002 for each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock:

                                                                                 Number of    Percentage
Name and Address                                                                  Shares       of Class
----------------                                                                 ---------    ----------
Richard S. Ressler . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3,740,097(1)    34.5%
  c/o Orchard Capital Corporation
  6922 Hollywood Boulevard, 9th Floor
  Los Angeles, CA 90028
Michael J.G. Gleissner . . . . . . . . . . . . . . . . . . . . . . . . . . ..... 1,344,279       12.6%
  12340 NE 6th Court
  Miami, FL 33161

--------
(1) Consists of 3,277,957 shares of stock owned by Orchard/JFAX Investors, LLC, 250,000 shares of stock owned by Richard S. Ressler, 97,561 shares of the Company common stock owned by The Ressler Family Foundation, 77,079 shares of stock which Orchard/JFAX Investors may purchase pursuant to warrants which are exercisable in full at this time and options owned by Mr. Ressler to acquire 37,500 shares of the Company common stock that are exercisable within 60 days of April 16, 2002. Mr. Ressler is the manager of Orchard/JFAX Investors and a trustee of The Ressler Family Foundation, but has disclaimed beneficial ownership of any shares of stock in which he has no pecuniary interest.

Security Ownership of Management

   The following table sets forth the beneficial ownership of the Company's common stock as of April 16, 2002 by each director, by each executive officer named in the Summary Compensation Table beginning on page 53 and by all such directors and executive officers as a group.

                                                                                         Number of Shares    Approximate
Name(1)                                                                                Beneficially Owned(2) Percentage
-------                                                                                --------------------- -----------
Richard S. Ressler . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ...       3,740,097(3)       34.5%
Douglas Y. Bech . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ....           5,418(4)          *
Robert J. Cresci . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,750(5)          *
John F. Rieley . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,750(6)          *
Michael P. Schulhof . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ......         278,276(7)        2.5%
Scott M. Jarus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,309(8)          *
Nehemia Zucker . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .....         141,237(9)        1.3%
R. Scott Turicchi . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..         115,938(10)       1.1%
Leo D'Angelo . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ...          15,000(11)         *
All directors, director nominees and named executive
  officers as a group (9 persons).....................................................       4,440,775          40.9%

--------
*  Less than 1%
(1) The address for all executive officers, directors and director nominees is c/o j2 Global Communications, Inc., 6922 Hollywood Blvd., Suite 800, Los Angeles, CA 90028.
(2) As of April 16, 2002, 10,710,985 shares of the Company's common stock were outstanding.

(3) Consists of 3,277,957 shares of stock owned by Orchard/JFAX Investors, LLC, 250,000 shares of stock owned by Richard S. Ressler, 97,561 shares of the Company's common stock owned by The Ressler Family Foundation, 77,079 shares of stock which Orchard/JFAX Investors may purchase pursuant to warrants which are exercisable in full at this time and options owned by Mr. Ressler to acquire 37,500 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002. Mr. Ressler is the manager of Orchard/JFAX Investors and a trustee of The Ressler Family Foundation, but has disclaimed beneficial ownership of any shares of the Company's common stock in which he has no pecuniary interest.
(4) Consists of 5,351 shares of the Company's common stock and options to acquire 67 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(5) Consists of options to acquire 8,750 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(6) Consists of 43,750 shares of the Company's common stock and options to acquire 15,000 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(7) Consists of 65,776 shares of the Company's common stock, vested warrants to acquire 210,000 shares of the Company's common stock and options to acquire 2,500 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(8) Consists of 14,809 shares of the Company's common stock and options to acquire 62,500 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(9) Consists of 65,435 shares of the Company's common stock and options to acquire 75,802 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(10) Consists of vested warrants to acquire 35,938 shares of the Company's common stock and options to acquire 80,000 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.
(11) Consists of options to acquire 15,000 shares of the Company's common stock that are exercisable within 60 days of April 16, 2002.

Item 13.  Certain Relationships and Related Transactions

Certain Transactions

   Indebtedness of Officers and Directors. The following directors, officers and beneficial owners of more than five percent (5%) of the Company's common stock are indebted to the Company:

  . As of December 31, 2001, Scott M. Jarus was indebted to the Company in the amount of $512,000. This debt represents the $500,000 principal amount plus accrued interest of a loan made by the Company to Mr. Jarus on July 9, 2002 in connection with his engagement of employment. In accordance with his employment agreement, Mr. Jarus used the proceeds of this loan towards the purchase of a home in the Los Angeles area. The loan is secured by a second mortgage on that home. See "Executive Compensation--Employment Contracts, Termination of Employment and Change of Control Arrangements" beginning on page 55 for a description of the terms of this loan.

  . As of December 31, 2001, Nehemia Zucker was indebted to the Company in the amount of $134,777. This debt represents the $100,000 principal amount plus accrued interest of a loan advanced to Mr. Zucker on April 11, 1997. The loan matures on May 31, 2002 and bears interest at the rate of 6.32% per annum. However, interest is not paid periodically, but rather is accrued and added to principal each September 30th and March 31st. This note is secured by a pledge of 55,000 shares of the Company's common stock owned by Mr. Zucker.

  . As of December 31, 2001, Boardrush Media LLC ("Boardrush") was indebted to the Company in the amount of $520,000. The Company advanced this loan to Boardrush on March 17, 1997 and the principal amount of the loan was originally $2,250,000. This loan matures on January 1, 2005 and bears interest at the rate of 6.32% per annum, with interest payments offset against amounts owed by the Company to Boardrush under the consulting agreement described below.

   Consulting Agreements. The Company has entered into the following consulting agreements with directors, officers and beneficial owners of more than five percent (5%) of the Company's common stock:

  . The Company is a party to a consulting agreement with Boardrush dated March 17, 1999, as amended in July 2000 and again in October 2001 (the "Boardrush Agreement"). Jens Muller, a co-founder and former director of the Company, is the Manager and therefore the controlling person of Boardrush. Pursuant to the Boardrush Agreement, Boardrush provides the services of Mr. Muller and John F. Rieley, a current director of the Company and also a co-founder, to the Company for a maximum of two days each per month. The Boardrush Agreement runs for a term ending on the earlier of the date the Boardrush loan described above is repaid in full, and January 1, 2005. Until March 17, 1999, the Company paid Boardrush $400,000 per year, payable in equal monthly payments, pursuant to the Boardrush Agreement. From and after March 17, 1999, Boardrush's compensation under the Boardrush Agreement consists of forgiveness of interest and principal under the loan described above, with principal reductions being made pro rata over the period from March 17, 1999 through January 1, 2005.

   Boardrush has the right to repay the loan at any time either in cash or in the Company's common stock valued at the then current market price. On July 27, 2000, Boardrush prepaid $760,000 of the loan by delivering to the Company approximately 62,500 shares of the Company's common stock, valued at $12.125 per share. As a result of this prepayment, and in accordance with the Boardrush Agreement, the following occurred: (a) the requirement in the Boardrush Agreement that Boardrush repay the loan with the proceeds of any sale of the Company's common stock after it has received in excess of $6 million was terminated, and (b) Boardrush's pledge of 731,250 shares of the Company's common stock was extinguished.

  . Richard S. Ressler's services as Chairman, and formerly as Chief Executive Officer, have been provided pursuant to a consulting arrangement with Orchard Capital Corporation, a company controlled by Mr. Ressler. Mr. Ressler is also a member and the manager of Orchard/JFAX Investors, LLC, one of the Company's principal stockholders. See "Executive Compensation--Report of the Compensation Committee of the Board of Directors on Executive Compensation" beginning on page 58 for a description of the terms of this consulting arrangement.

   Shared Space and Services. The Company currently leases approximately 28,000 square feet of office space for its headquarters in Hollywood, California under a lease that expires in January 2010. The Company leases the space from CIM/Hollywood, LLC, a limited liability company indirectly controlled by the Company's Chairman, Richard S. Ressler. The Company subleases approximately one-half of this space to CIM Group, LLC, an entity indirectly controlled by Mr. Ressler. This sublease expires in 2002 and the Company's share of the monthly rent is approximately $24,000.

   The Company also shares and prorates certain administrative costs with these and other entities controlled by Mr. Ressler. These costs include amounts for shared personnel and routine office and telephone expenses, and are paid based on actual amounts paid to third parties without markup or markdown.

   Investments in the Company by Officers, Directors and Principal Stockholders. Between December 1995 and March 1997, the Company issued a total of 1,727,500 shares of common stock to the Company's founders, Messrs. Muller and Rieley, 1,343,750 of which were canceled in March 1997 and reissued to Boardrush). Also in March 1997, the Company issued 2,515,000 shares of common stock to Orchard/JFAX Investors, LLC, and 55,000 shares of common stock to Nehemia Zucker. In connection with these issuances, the Company entered into a registration rights agreement with those investors. Under this agreement, the investors have the right to participate in registrations initiated by the Company, but do not have the right to demand that the Company effect a registration. These registration rights will expire on March 17, 2007.

   In June 2001, the Company repurchased 251,922 shares of common stock and a warrant to acquire 117,188 shares of common stock for $911,000 in cash from an investor group advised by Pecks Management Partners Ltd. ("Pecks") consisting of Declaration of Trust for Defined Benefit Plans of Zeneca Holdings, Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings, Inc., Delaware State Employees' Retirement Fund and the J.W. McConnell Family Foundation. Robert J. Cresci, one of the Company's directors, is a Managing Director of Pecks. At the same time, Pecks sold 300,003 shares of the Company's common stock to a third party unaffiliated with the Company. Prior to disposing of these shares and warrants, Pecks had a right to cause the Company to repurchase these shares for $12.80 per share and to purchase these warrants for $6.40 per underlying share upon a change of control of the Company. In connection with Pecks' June 2001 sale of these shares and warrants, these repurchase rights were canceled.

   In July 1998, in connection with a preferred stock issuance (which preferred stock was repurchased in 1999), the Company issued warrants to acquire a total of 781,250 shares of the Company's common stock to the following entities: (a) Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), which acted as placement agent for the offering; (b) affiliates of DLJ; (c) R. Scott Turicchi, the Company's Executive Vice President of Corporate Development; (d) Orchard/JFAX Investors, LLC; and (e) Pecks. As stated above, the Company repurchased the warrants issued to Pecks in June 2001. The remaining warrants, which have an exercise price of $9.60 per share, expire July 1, 2005. Each of the warrant holders has a right to cause the Company to repurchase these warrants for $6.40 per underlying share upon a change of control of the Company.

   The Company believes that the transactions described above were made on terms no less favorable than could have been obtained from third parties. All transactions were negotiated at arms' length. The Company intends to have all future transactions between the Company and its officers, directors and affiliates be approved by a majority of disinterested members of the Company's Board of Directors or one of its committees, as appropriate, in a manner consistent with Delaware law and the fiduciary duties of the Company's directors.

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

Exhibit
  No.   Exhibit Title
------- -------------

3.1     Certificate of Incorporation, as amended and restated (1)

3.1.1   Certificate of Designation of Series B Convertible Preferred Stock (3)

3.1.2   Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.1.3   Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.1.4   Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.2     By-laws, as amended and restated (1)

4.1     Specimen of common stock certificate (6)

9.1     Securityholders' Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)

10.1    j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (8)

10.2    j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (7)

10.3    Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (5)

10.3.1  Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (10)

10.4    Employment Agreement for Scott Jarus dated June 20, 2001 (9)

10.4.1  Promissory Note Secured by Deed of Trust, issued by Scott Jarus and Rebecca Jarus to j2 Global on
        July 19, 2001 (9)

10.4.2  Deed of Trust granted by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.4.3  Redemption Agreement dated June 20, 2001 among j2 Global and the Shareholders referred to therein (9)

Exhibit
  No.   Exhibit Title
------- -------------

10.5    Stock Purchase Agreement dated December 13, 2001 among j2 Global and the Shareholders referred to therein (10)

10.6    Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)

10.6.1  Promissory Note issued by Nehemia Zucker to JFAX Communications, Inc. on April 11, 1997, due
          March 31, 2001 (1)

10.7    Consulting Agreement for Boardrush Media LLC, dated as of March 17, 1997 (1)

10.7.1  Modification Agreement between Boardrush Media, LLC and j2 Global (5)

10.7.2  Second Modification Agreement between Boardrush Media, LLC and j2 Global (10)

10.7.3  Second Amended and Restated Promissory Note issued by Boardrush LLC to j2 Global dated
          January 1, 2000 due December 31, 2004 (10)

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

21.1    List of subsidiaries of j2 Global (10)

23.1    Consent of KPMG LLP (10)

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

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on July 12, 2001, Registration No. 333-64986.
(8) Incorporated by reference to the Company's Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(9) Incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on August 13, 2001.
(10) Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on April 1, 2002.

(b) Reports on Form 8-K during the fourth quarter of 2001:

Item Description                                                                          Filing Date
---- -----------                                                                        ----------------

5,7  Regulation FD disclosure regarding third quarter 2001 financial results            October 23, 2001

5,7  Regulation FD disclosure of materials presented during third quarter 2001 earnings October 24, 2001 conference call

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2002.

          Signature                       Title
          ---------                       -----

     /s/ SCOTT M. JARUS       President (Principal
-----------------------------   Executive Officer)
       Scott M. Jarus

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

   /s/ MICHAEL P. SCHULHOF    Director
-----------------------------
     Michael P. Schulhof

    /s/ ROBERT J. CRESCI      Director
-----------------------------
      Robert J. Cresci

     /s/ DOUGLAS Y. BECH      Director
-----------------------------
       Douglas Y. Bech
                j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                           Additions:
                                Balance at Charged to                                Balance
                                Beginning  Costs and  Deductions: Reclassifications at End of
Description                     of Period   Expenses  Write-offs    And other (a)    Period
-----------                     ---------- ---------- ----------- ----------------- ---------
Year Ended December 31, 2001:
Allowance for Doubtful Accounts   $1,112      $309       $(10)          $(307)       $1,104
Year Ended December 31, 2000:
Allowance for Doubtful Accounts   $   --      $178       $(34)          $ 968        $1,112
Year Ended December 31, 1999:
Allowance for Doubtful Accounts   $   --      $ --       $ --           $  --        $   --

--------
(a)   Amounts related to accounts receivable from the acquisition of eFax.com.