Form 10-Q
period 2002-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2002-05-15
CIK 1084048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 2002, there were 10,740,488 shares of the Registrant's common stock, $0.01 per share, outstanding.
================================================================================

                         J2 GLOBAL COMMUNICATIONS, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements (Unaudited)
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
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk..... 12



PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................. 13
    Item 2.  Changes in Securities and Use of Proceeds...................... 13
    Item 3.  Defaults Upon Senior Securities................................ 14
    Item 4.  Submission of Matters to a Vote of  Security Holders........... 14
    Item 5.  Other Information.............................................. 14
    Item 6.  Exhibits and Reports on Form 8-K............................... 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
Revenues
   Subscriber                                       $     10,197   $      6,169
   Licensed services                                         182            301
   Hardware                                                    -            742
                                                    ------------   ------------
   Total revenue                                          10,379          7,212

Cost of revenue
   Subscriber                                              3,440          3,055
   Other                                                       -            450
                                                    ------------   ------------
   Total cost of revenue                                   3,440          3,505

   Gross profit                                            6,939          3,707

Operating expenses:
   Sales and marketing                                     1,296          1,184
   Research and development                                  787            534
   General and administrative                              3,321          3,716
   Amortization of goodwill and other intangibles            112          1,736
                                                    ------------   ------------
   Total operating expenses                                5,516          7,170

Operating Income (Loss)                                    1,423         (3,463)

Other income (expense), net                                   93            423
                                                    ------------   ------------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle                1,516         (3,040)
                                                    ------------   ------------

Income tax expense                                             -              -
                                                    ------------   ------------
Income (loss) before cumulative effect of change
   in accounting principle                                 1,516         (3,040)

Cumulative effect of change in accounting
   principle                                                 225              -
                                                    ------------   ------------
Net income (loss)                                   $      1,741   $     (3,040)
                                                    ============   ============

Basic Net income (loss) per share                   $       0.16   $      (0.26)
                                                    ============   ============

Diluted Net income (loss) per share                 $       0.16   $      (0.26)
                                                    ============   ============
Basic weighted average shares
          outstanding                                 10,726,205     11,513,744
                                                    ============   ============
Diluted weighted average shares
          outstanding                                 11,202,789     11,513,744
                                                    ============   ============
                         j2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                      March 31,    December 31,
                                                        2002           2001
                                                    ------------   ------------
ASSETS
   Cash and cash equivalents                        $     20,176   $     19,087
   Accounts receivable, net                                3,708          3,615
   Prepaid expenses and other                              1,366          1,298
                                                    ------------   ------------
   Total current assets                                   25,250         24,000

   Furniture, fixtures and equipment, net                  5,856          6,066
   Goodwill and other purchased intangibles, net          17,832         17,746
   Other assets                                            1,201          1,244
                                                    ------------   ------------
   Total assets                                     $     50,139   $     49,056
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued expenses            $      4,244   $      4,929
   Accrued exit costs                                        898            898
   Deferred revenue                                        1,630          1,406
   Current portion of long-term debt                         474            655
                                                    ------------   ------------
   Total current liabilities                               7,246          7,888

   Long-term debt                                              -             28
                                                    ------------   ------------
   Total liabilities                                       7,246          7,916

   Total stockholders' equity                             42,893         41,140
                                                    ------------   ------------
   Total liabilities and stockholders' equity       $     50,139   $     49,056
                                                    ============   ============
                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

Net cash provided by (used in) operating activites  $      1,740         (1,341)
                                                    ------------   ------------

Cash flows from investing activities:
   Redemption of investments, net                              -          2,828
   Purchases of furniture, fixtures and equipment           (546)          (668)
   Repayments of notes receivable                            103              -
                                                    ------------   ------------

Net cash provided by (used in) investing activities         (443)         2,160
                                                    ------------   ------------

Cash flows from financing activities -
   Repayments of long term debt                             (208)          (413)
                                                    ------------   ------------

Net cash used in financing activities                       (208)          (413)
                                                    ------------   ------------

Net increase in cash and cash equivalents                  1,089            406
Cash and cash equivalents, beginning of year              19,087         23,824
                                                    ------------   ------------

Cash and cash equivalents, end of period            $     20,176         24,230
                                                    ------------   ------------

                         J2 GLOBAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 2001 as presented in j2 Global Communications, Inc. ("The Company's") annual report on form 10-K, as amended on April 29, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 3 - INTEGRATION COSTS

     In connection with the November 2000 acquisition of eFax.com ("eFax"), the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntarily terminate certain eFax employees, and for other integration-related activities of eFax with the Company. Generally accepted accounting principles require that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit to the Company, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. As of March 31, 2002, the remaining components of the acquisition integration liabilities aggregated $898,000. Such amounts, which remained unchanged from December 31, 2001 are comprised of $552,000 of duplicate phone operations costs and $346,000 of occupancy costs. Both of these unsettled amounts are related to certain contractual terminations.

     Any future adjustments to these liabilities will be incurred as a reduction of net income if the ultimate amount of the liability exceeds the estimate, or recorded as a reduction of goodwill if the ultimate amount of the liability is below the estimate.

NOTE  4 - RECENT ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Company completed the adoption of SFAS No. 142 during the first quarter of 2002. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill of $15.9 million and a tradename of $1.3 million. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, during the first quarter of 2002, the Company completed the required impairment review and found no impairment in goodwill or in the tradename.

     SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into income as the cumulative effect of a change in accounting principle. As of January 1, 2002, the Company had an unamortized deferred credit of $225,000 related to such a business combination. The Company recognized such amount in the accompanying statement of operations.

     As of March 31, 2002 the Company had one identifiable intangible asset subject to amortization. This asset has an estimated useful life of eight years. Such asset had a gross carrying amount, accumulated amortization, and a net carrying amount of $600,000, $30,000 and $570,000, respectively.

Pro Forma Information - FAS 142 Transitional Disclosure
-------------------------------------------------------

     For the three months ended March 31, 2001, a reconciliation of previously reported net loss to the amounts adjusted for the exclusion of goodwill and amortization of a tradename is as follows (in thousands, except per share amounts).

                                                         Three months ended
                                                              March 31,
                                                        2002             2001
                                                     ---------        ---------
Reported Net income (loss)                           $   1,741        $  (3,040)

Add - Amortization of goodwill and a tradename            --              1,400
                                                     ---------        ---------

    Adjusted Net income (loss)                       $   1,741        $  (1,640)
                                                     =========        =========

Basic Net income (loss) per share-as reported        $    0.16        $   (0.26)
Basic Net income (loss) per share-as adjusted        $    0.16        $   (0.14)

Diluted Net income (loss) per share-as reported      $    0.16        $   (0.26)
Diluted Net income (loss) per share-as adjusted      $    0.16        $   (0.14)

NOTE 5 - INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2002, diluted net income per share includes the effect of options and warrants to purchase 476,584 shares. For the three months ended March 31, 2001, diluted net income per share excludes the effect of options and warrants to purchase 10,298 shares because their effect would be antidilutive.

The following table reconciles per share data for net income (loss) before the cumulative effect of a change in accounting principle to net income (loss) after such change:

                                                                      Three months ended
                                                                           March 31,
                                                                  2002                  2001
                                                             --------------        --------------
Net income (loss) per share-basic:

Net income (loss) before cumulative effect of
    a change in accounting principle                         $         0.14        $        (0.26)

Cumulative effect of a change in accounting principle        $         0.02        $         --
                                                             --------------        --------------

    Net loss per share-basic                                 $         0.16        $        (0.26)
                                                             ==============        ==============
Net income (loss) per share-diluted:

Net income (loss) before cumulative effect of
    a change in accounting principle                         $         0.14        $        (0.26)

Cumulative effect of a change in accounting principle        $         0.02        $         --
                                                             --------------        --------------

    Net loss per share-diluted                               $         0.16        $        (0.26)
                                                             ==============        ==============

Shares used in per share calculation-basic                       10,726,205            11,513,744

Shares used in per share calculation-diluted                     11,202,789            11,513,744

NOTE 6 - REVERSE STOCK SPLIT

     On February 8, 2001 we carried out a 1 for 4 reverse stock split. All historical share and per share data are presented on a post-split basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND ANALYSIS OF MANAGEMENT CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES, AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED BELOW, THE RESULTS OF ANY ACQUISITION WE MAY COMPLETE AND IN THE SECTION IN THIS REPORT ENTITLED "RISK FACTORS". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN THIS DOCUMENT AS WELL AS IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10K/A FILED ON APRIL 29, 2002, QUARTERLY REPORTS ON FORM 10-Q, AND ANY CURRENT REPORTS ON FORM 8-K FILED BY US IN FISCAL YEAR 2002.

DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ("j2 Global", "Our" or "We") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail services, Web initiated conference calling services, document management solutions, and unified messaging services. We market our services principally under the brand names "eFax" and "jConnect".

     We deliver our services through our global telephony/Internet Protocol network, which spans more than 700 cities in 18 countries across 5 continents (including four capital cities in Latin America where we have recently launched, or are in the process of launching service).

     We organize our marketing and sales efforts into three distinct channels:
Web, Corporate, and Licensed Services. Each of these channels has a defined business plan and has developed cost of acquisition metrics for analyzing potential transactions.

     Our core services, each of which operates in large and distinct markets, include faxing, voicemail, conference calling, unified communications, and document management. These are services already used by individuals and businesses, therefore, the challenge becomes not one of changing behavior, but rather one of educating prospective customers that we offer a more secure, efficient, and cost-effective solution.

     We generate a substantial portion of our revenue from subscribers that pay through subscription and usage fees. We also generate revenue from advertising to non-paid subscribers. Our advertising supported subscribers also serve as a significant source of new paid subscribers.

     As of March 31, 2002, our Web and Corporate channels had more than 4 million and 25,000 telephone numbers deployed, respectively.

     Our sales and marketing expenses consist primarily of personnel costs and payments to third parties for customer acquisitions. Our sales and marketing and customer acquisition expenses primarily occur only after the acquisition of a paid subscriber.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     REVENUE. Subscriber revenue was $10.2 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively. Our number of subscriptions (both paid and free) were greater than 4 million as of March 31, 2001 and 2002. The increase in revenue was primarily due to an increased ratio of our paid subscribers in both our Web and Corporate channels as a percentage of our total subscriber base.

     For the three months ended March 31, 2002, our Web, Corporate, and Licensed Services channel revenue represented 74%, 24%, and 2%, of our revenues, respectively. For the comparable period in 2001, our Web, Corporate, and Licensed Services channel revenue represented 68%, 18%, and 4%, of our revenues respectively. The remaining 10% for 2001 represented hardware revenue which was subsequently converted to licensed services revenue as more fully described below.

     For the three months ended March 31, 2002 and 2001, Licensed Service revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines. Licensing revenue declined in 2002 due to the expiration of one of the licensing agreements in effect during 2001.

     Hardware revenue aggregated zero and $742,000 for the three months ended March 31, 2002 and 2001, respectively. Hardware revenue resulted from sales of consumable products to users of existing eFax.com fax machines. On February 15, 2001, we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with that party for future consumable sales. Such royalties are included in the Licensed Service revenue description in the preceding paragraph.

     COST OF REVENUE. Subscriber cost of revenue is comprised primarily of data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Subscriber cost of revenue was $3.4 million, or 34% of subscriber revenue, and $3.0 million, or 50% of subscriber revenue for the three months ended March 31, 2002 and 2001, respectively. The increase in cost of revenue in absolute dollars reflects the cost of building and expanding our server and network infrastructure and customer service capabilities to accommodate growth of our subscriber base. The decrease in cost of revenues as a percentage of sales is primarily due to increased use of our fixed network capacity costs in fiscal 2002 versus 2001, consolidation of various components of our infrastructure, and our ability to negotiate reduced costs with several of our vendors.

OPERATING EXPENSES

     SALES AND MARKETING. Our sales and marketing costs for the three months ended March 31, 2002 and 2001 consisted primarily of personnel related expenses and customer acquisition costs. Sales and marketing expenses were $1.3 million, or 13% of subscriber revenue, and $1.2 million, or 19% of subscriber revenue, for the three months ended March 31, 2002 and 2001, respectively. The dollar increase in sales and marketing costs is due to additional personnel added to the corporate sales department. All other sales and marketing expenses have remained consistent period over period.

     RESEARCH AND DEVELOPMENT. Research and development costs were $787,000, or 8% of total revenue, and $534,000, or 7% of total revenue, for the three months ended March 31, 2002 and 2001, respectively. Research and development costs, primarily consisted of personnel related expenses. The increase in research and development costs from 2001 to 2002 was primarily due to an increase in personnel costs to accommodate our service and security enhancements.

     GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.3 million, or 32% of total revenue, and $3.7 million, or 52% of total revenue, for the three months ended March 31, 2002 and 2001, respectively. Personnel expenses were higher in 2001 primarily due to the additional resources required to integrate eFax.com into j2 Global's infrastructure and organization. The decline as a percentage of revenue for the three months ended March 31, 2002 versus 2001 was principally due to increases in revenue over these comparable periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of first quarter 2002, the Company completed the adoption of SFAS No.
142. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill and an intangible asset with an indefinite useful life as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, As of the beginning of 2002, the Company has completed the required impairment review and found no impairment in goodwill or in the intangible asset with an indefinite useful life.

     SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into income as the effect of a change in accounting principle. As of January 1, 2002, the Company had an unamortized deferred credit of $225,000 related to such a business combination. The Company recognizes such amount in the accompanying statement of operations.

     For the three months ended March 31, 2002 and 2001, amortization of goodwill and other intangibles aggregated $112,000 and $1.7 million, respectively. The $112,000 for the three months ended March 31, 2002 represented amortization for an intangible asset with a finite useful life under FAS 142. This intangible asset was fully amortized as of January 31, 2002.

     OTHER INCOME, NET. Other income, net, was $93,000 and $423,000 for the three months ended March 31, 2002 and 2001, respectively. Other income, net, primarily resulted from interest income earned on our cash and cash equivalents and short and long-term investments offset by interest expense on long-term debt. Amounts for the first quarter of 2001 were higher than 2002 primarily due to the carrying of higher cash and investment balances and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002 we had $20.2 million in cash and cash equivalents.

     Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2002. This compares to net cash used in operating activities of $1.3 million for the three months ended March 31, 2001. The increase in net cash provided by operating activities was primarily due to an increase in net income offset by a decrease in amortization of goodwill and other intangibles.

     Net cash used for investing activities was $443,000 for the three months ended March 31, 2002. For the comparable period in 2001, net cash provided by investing activities totaled $2.2 million. Net cash used for the three months ended March 31, 2002 was comprised of purchases of furniture, fixtures, and equipment offset by repayments of notes receivable. Net cash provided by investing activities for the three months ended March 31, 2001 was comprised of redemption of investments offset by purchases of furniture, fixtures, and equipment.

     Net cash used in financing activities of $208,000 and $413,000 for the three months ended March 31, 2002 and 2001, respectively, consisted of repayments of long-term debt.

     We finance a portion of our operating technology equipment and office equipment through capital leasing and loan arrangements. Amounts due under these arrangements were $474,000 and $683,000 as of March 31, 2002 and December 31, 2001, respectively.

     We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

     CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes", and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to (and expressly disclaims any such obligation to) update or alter our forward-looking statements whether as a result of such changes, new information, future events or otherwise.

     Our overall risk factors could also cause actual results to differ from those contained in the forward-looking statements, including those identified in our other filings with the SEC, including our annual report on Form 10-K, as amended April 29, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        A.     Not applicable

        B.     Not applicable

        C.     Not applicable

        D.     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits.

    Not applicable

B.  Reports on Form 8-K

    1. On February 21, 2002, j2 Global filed a report on Form 8-K relating to its financial results and certain other information for the quarter and fiscal year ended December 31, 2001. A copy of j2 Global's press release announcing the results and other information was attached and incorporated by reference therein.

    2. On February 21, 2002, j2 Global filed a report on Form 8-K (FD) relating to its February 2002 Investor Presentation disclosed during j2 Global's fourth quarter 2001 earnings call. A copy of the February 2002 Investor Presentation was attached and incorporated by reference therein.

    3. On March 20, 2002, j2 Global filed a report on Form 8-K relating to financial estimates and other forward-looking statements for fiscal year 2002. A copy of j2 Global's press release announcing those estimates and forward-looking statements was attached and incorporated by reference therein.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     j2 Global Communications, Inc.
                                     (Registrant)

                                     By:  /s/ Nehemia Zucker
                                         -----------------------------
                                     Its: Chief Financial Officer and Duly
                                          Authorized Officer of the Registrant


May 13, 2002