Form 10-Q
period 2002-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2002-08-14
CIK 1084048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-25965


                         J2 GLOBAL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                             51-0371142
-------------------------------                             ----------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


                            6922 HOLLYWOOD BOULEVARD
                                    SUITE 800
                           HOLLYWOOD, CALIFORNIA 90028
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (323) 860-9200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No [ ]

      As of August 1, 2002, there were 10,820,418 shares of the Registrant's common stock, $0.01 per share, outstanding.
================================================================================

                         J2 GLOBAL COMMUNICATIONS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2002





                                      INDEX

                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                             ----

      Item 1.  Condensed Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Statements of Operations..............  3
               Condensed Consolidated Balance Sheets........................  4
               Condensed Consolidated Statements of Cash Flows..............  5
               Notes to Condensed Consolidated Financial Statements.........  6
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  8
      Item 3.  Quantitative and Qualitative Disclosures about Market Risk... 14




PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings............................................ 14
      Item 2.  Changes in Securities and Use of Proceeds.................... 14
      Item 3.  Defaults Upon Senior Securities.............................. 14
      Item 4.  Submission of Matters to a Vote of  Security Holders......... 14
      Item 5.  Other Information............................................ 15
      Item 6.  Exhibits and Reports on Form 8-K............................. 15

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2002             2001             2002             2001
                                                        ------------     ------------     ------------     ------------
Revenues
    Subscriber                                          $     10,427     $      7,290     $     19,797     $     13,117
    Advertising                                                  705              247            1,532              589
    Licensed services and other                                  174              326              357            1,369
                                                        ------------     ------------     ------------     ------------
    Total revenue                                             11,306            7,863           21,686           15,075

Cost of revenue                                                2,701            3,063            6,142            6,568
                                                        ------------     ------------     ------------     ------------

    Gross profit                                               8,605            4,800           15,544            8,507

Operating expenses:
    Sales and marketing                                        1,434            1,003            2,731            2,187
    Research and development                                     744              647            1,532            1,181
    General and administrative                                 3,341            3,502            6,660            7,219
    Amortization of goodwill and other intangibles                --            1,734              112            3,470
                                                        ------------     ------------     ------------     ------------
    Total operating expenses                                   5,519            6,886           11,035           14,057

Operating earnings (loss)                                      3,086           (2,086)           4,509           (5,550)

Other income, net                                                232              377              325              801
                                                        ------------     ------------     ------------     ------------
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle                     3,318           (1,709)           4,834           (4,749)

Income tax expense                                                --               --               --               --
                                                        ------------     ------------     ------------     ------------
Earnings (loss) before cumulative effect of change
  in accounting principle                                      3,318           (1,709)           4,834           (4,749)

Cumulative effect of change in accounting principle               --               --              225               --
                                                        ------------     ------------     ------------     ------------
Net earnings (loss)                                     $      3,318     $     (1,709)    $      5,059           (4,749)
                                                        ============     ============     ============     ============

Basic net earnings (loss) per share                     $       0.31     $      (0.15)    $       0.47     $      (0.41)
                                                        ============     ============     ============     ============

Diluted net earnings (loss) per share                   $       0.28     $      (0.15)    $       0.44     $      (0.41)
                                                        ============     ============     ============     ============

Basic weighted average shares outstanding                 10,757,212       11,483,292       10,743,383       11,498,434
                                                        ============     ============     ============     ============

Diluted weighted average shares outstanding               11,814,344       11,483,292       11,527,657       11,498,434
                                                        ============     ============     ============     ============

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                      JUNE 30, 2002    DECEMBER 31, 2001
                                                      ------------       ------------
ASSETS

    Cash and cash equivalents                         $     23,444       $     19,087
    Accounts receivable, net                                 4,021              3,615
    Prepaid expenses and other                               1,063              1,298
                                                      ------------       ------------
    Total current assets                                    28,528             24,000

    Furniture, fixtures and equipment, net                   6,335              6,066
    Goodwill and other purchased intangibles, net           17,814             17,746
    Other assets                                             1,151              1,244
                                                      ------------       ------------
    TOTAL ASSETS                                      $     53,828       $     49,056
                                                      ============       ============





LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable and accrued expenses             $      4,587       $      5,827
    Deferred revenue                                         1,802              1,406
    Current portion of long-term debt                          542                655
                                                      ------------       ------------
    Total current liabilities                                6,931              7,888

    Long-term debt                                             125                 28
                                                      ------------       ------------
    Total liabilities                                        7,056              7,916


    Total stockholders' equity                              46,772             41,140
                                                      ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     53,828       $     49,056
                                                      ============       ============

                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)




                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      2002              2001
                                                                  ------------      ------------

Net cash provided by (used in) operating activities               $      5,398      $     (1,364)
                                                                  ------------      ------------


Cash flows from investing activities:
    Proceeds from sale of investment                                       169                --
    Redemption of investments, net                                          --             2,289
    Repayments of notes receivable                                         159                --
    Purchase of furniture, fixtures and equipment                       (1,297)             (946)
                                                                  ------------      ------------

          Net cash provided by (used in) investing activities             (969)            1,343
                                                                  ------------      ------------


Cash flows from financing activities:
    Purchase of redeemable common stock                                     --              (911)
    Exercise of stock options                                              487                --
    Repayments of long-term debt, net                                     (559)             (856)
                                                                  ------------      ------------


          Net cash used in financing activities                            (72)           (1,767)
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                     4,357            (1,788)
Cash and cash equivalents, beginning of year                            19,087            23,824
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $     23,444      $     22,036
                                                                  ============      ============


                         J2 GLOBAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     j2 Global Communications, Inc. (formerly known as JFAX.COM, Inc.) ("j2 Global" or the "Company") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. The Company, a Delaware corporation, was formed in 1995 and began offering its services commercially in 1996.

     The accompanying financial information is unaudited but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, for the fiscal year ended December 31, 2001 as presented in the Company's annual report on form 10-K, as amended on April 29, 2002. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE  3 - RECENT ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Company completed the adoption of SFAS No. 142 during the first quarter of 2002. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill of $15.9 million and a tradename of $1.3 million. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, during the first quarter of 2002 the Company completed the required impairment review and found no impairment in goodwill or in the tradename.

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

     As of June 30 and March 31, 2002, the Company had one identifiable intangible asset subject to amortization. This asset relates to the purchase of a technology license and has an estimated useful life of eight years. As of June 30, 2002, the license had a gross carrying amount, accumulated amortization, and a net carrying amount of $600,000, $49,000 and $551,000, respectively. Yearly amortization expense for the next five years will be $75,000 per year.

Pro Forma Information - FAS 142 Transitional Disclosure
-------------------------------------------------------

     For the three and six months ended June 30, 2002 and 2001, a reconciliation of previously reported net loss to the amounts adjusted for the exclusion of goodwill and amortization of a tradename amd a cumulative effect of a change in accounting principle is as follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    -------------------------     -------------------------
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
Reported net income (loss)                               3,318         (1,709)         5,059         (4,749)

Add -  Amortization of goodwill and a tradename             --          1,734            112          3,470
Less - Cumulative effect of change in
accounting principle                                        --           --             (225)          --
                                                    ----------     ----------     ----------     ----------
            Adjusted net income (loss)                   3,318             25          4,946         (1,279)
                                                    ==========     ==========     ==========     ==========

Basic net income (loss) per share-as reported       $     0.31     $    (0.15)    $     0.47     $    (0.41)
Basic net income (loss) per share-as adjusted       $     0.31     $     0.00     $     0.46     $    (0.11)

Diluted net income (loss) per share-as reported     $     0.28     $    (0.15)    $     0.44     $    (0.41)
Diluted net income (loss) per share-as adjusted     $     0.28     $     0.00     $     0.43     $    (0.11)

NOTE 4 - INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2002, diluted net income per share includes the effect of options and warrants to purchase 1,057,132 and 784,274 shares, respectively. For the three and six months ended June 30, 2001, diluted net income per share excludes the effect of options and warrants to purchase 63,666 and 31,152 shares, respectively, because their effect would be anti-dilutive.

     The following table reconciles per share data for net earnings (loss) before the cumulative effect of a change in accounting principle to net earnings
(loss) after such change:

                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------
Net income (loss) per share-basic

Net income (loss) before cumulative effect of a
  change in accounting principle                          $       0.31     $      (0.15)    $       0.47     $      (0.41)

Cumulative effect of a change in accounting principle     $         --     $         --     $       0.02     $         --
                                                          ------------     ------------     ------------     ------------
     Net income (loss) per share-basic                    $       0.31     $      (0.15)    $       0.49     $      (0.41)
                                                          ============     ============     ============     ============

Net income (loss) per share-diluted

Net income (loss) before cumulative effect of a
  change in accounting principle                          $       0.28     $      (0.15)    $       0.44     $      (0.41)

Cumulative effect of a change in accounting principle     $         --     $         --     $       0.02     $         --
                                                          ------------     ------------     ------------     ------------
     Net income (loss) per share-diluted                  $       0.28     $      (0.15)    $       0.46     $      (0.41)
                                                          ============     ============     ============     ============

Shares used in per share calculation-basic                  10,757,212       11,483,292       10,743,383       11,498,434

Shares used in per share calculation-diluted                11,814,344       11,483,292       11,527,657       11,498,434



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ("j2 Global", "Our" or "We") provides outsourced value-added messaging and communications services to individuals and businesses throughout the world. We offer Internet fax and voicemail services, Web-initiated voice conference calling services, electronic document management solutions, and unified communications services. We market our services principally under the brand names "eFax", "j2", and "jConnect".

     We deliver our services through our global telephony/Internet Protocol network, which spans more than 800 cities in 18 countries on 5 continents.

     We organize our marketing and sales efforts into three distinct channels:
Web, Corporate, and Licensed Services. Each of these channels has a defined business plan and employs return on investment metrics for analyzing potential transactions.

     Our core services each operate in large and distinct markets. These services are already used by individuals and businesses, however, we offer them through the use of the Internet and software rather than through traditional means (e.g. fax machines). Therefore, the challenge is to slightly change behavior and to educate prospective customers that our solutions are more secure, efficient, and cost-effective.

     We generate a substantial portion of our revenue from customer subscription and usage fees. We also generate revenue from advertising to non-paying subscribers (sometimes referred to as j2 Global's "Free" customer base). These advertising supported subscribers, which are included in our Web Channel, also serve as a significant source of new paid subscribers as a result of upgrading their services.

     As of June 30, 2002, our Web and Corporate channels had more than 4.5 million and 29,000 telephone numbers deployed, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUE. Subscriber revenue, consisting of both the Web and Corporate channels, was $10.4 million and $7.3 million for the three months ended June 30, 2002 and 2001, respectively. As of both June 30, 2002 and June 30, 2001 we had more than 4 million telephone numbers deployed to our paid and free subscribers. The increase in revenue was primarily due to an increased ratio of our paid subscribers in both our Web and Corporate channels as a percentage of our total subscriber base.

     For the three months ended June 30, 2002 and 2001, our advertising revenue was $705,000 and $247,000, respectively. The increase in revenue was due primarily to expanded and more effective efforts to sell to third parties the right to advertise to our non-paying subscriber base.

     For the three months ended June 30, 2002 and 2001, Licensed Services revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines (which the Company discontinued selling in early 2001). Licensing revenue declined in 2002 due to the expiration of one of the licensing agreements in effect during 2001 and from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired.

     For the three months ended June 30, 2002, our Web, Corporate, and Licensed Services channel revenue represented 73%, 25%, and 2% of our revenues, respectively. For the comparable period in 2001, our Web, Corporate, and Licensed Services channel revenue represented 79%, 17%, and 4% of our revenues, respectively.

     COST OF REVENUE. Cost of revenue is primarily related to both subscriber and advertising revenues and is comprised of data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Cost of revenue was $2.7 million, or 24% of aggregate subscriber and advertising revenue, and $3.1 million, or 41% of aggregate subscriber and advertising revenue, for the three months ended June 30, 2002 and 2001, respectively. The decrease in cost of revenues as a percentage of sales is primarily due to consolidation of various components of our network infrastructure, increased network efficiency, and our ability to negotiate reduced costs with several of our vendors.

     We do not expect that the cost of revenue as a percentage of subscriber and advertising revenue to continue to decrease at the rate experienced for the three months ended June 30, 2002 compared to the same period in 2001.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing costs are primarily related to both subscriber and advertising revenue. For the three months ended June 30, 2002 and 2001, sales and marketing costs consisted primarily of personnel related expenses and customer acquisition costs paid to third parties who assist us in obtaining additional paid and free subscribers. Sales and marketing expenses were $1.4 million, or 13% of aggregate subscriber and advertising revenue, and $1.0 million, or 13% of aggregate subscriber and advertising revenue, for the three months ended June 30, 2002 and 2001, respectively. The dollar increase in sales and marketing costs is primarily due to additional Corporate sales personnel, increased advertising, and increased commissions payable to third parties who sell advertising on our behalf and who assist us in obtaining additional paid and free subscribers. All other sales and marketing expenses have remained consistent period over period.

     RESEARCH AND DEVELOPMENT. Research and development costs were $744,000, or 7% of total revenue, and $647,000, or 8% of total revenue, for the three months ended June 30, 2002 and 2001, respectively. Research and development costs primarily consisted of personnel related expenses. The increase from 2001 to 2002 was primarily due to an increase in personnel costs to accommodate additional security within our infrastructure.

     GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.3 million, or 30% of total revenue, and $3.5 million, or 45% of total revenue, for the three months ended June 30, 2002 and 2001, respectively. Expenses were slightly higher in 2001 primarily due to the additional resources required to integrate eFax.com into j2 Global's infrastructure and organization. The decline as a percentage of revenue for the three months ended June 30, 2002 versus 2001 was principally due to increases in revenue over these comparable periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of first quarter 2002, the Company completed the adoption of SFAS No.
142. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill and a tradename as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, as of the beginning of 2002, the Company has completed the required impairment review and found no impairment in goodwill or in the tradename.

     For the three months ended June 30, 2002 and 2001, amortization of goodwill and other intangibles aggregated to zero and $1.7 million, respectively.

     OTHER INCOME, NET. Other income, net, was $232,000 and $377,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily due to decreased interest income earned on our cash investment balances due to lower interest rates, and discontinuation of income on a real estate sublease.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     REVENUE. Subscriber revenue, consisting of both the Web and Corporate channels, was $19.8 million and $13.1 million for the six months ended June 30, 2002 and 2001, respectively. As of both June 30, 2002 and June 30, 2001 we had more than 4 million telephone numbers deployed to our paid and free subscribers. The increase in revenue was primarily due to an increased ratio of our paid subscribers in both our Web and Corporate channels as a percentage of our total subscriber base.

     For the six months ended June 30, 2002 and 2001, our advertising revenue was $1.5 million and $589,000, respectively. The increase in revenue was due primarily to expanded and more effective efforts to sell to third parties the right to advertise to our non-paying subscriber base.

     For the six months ended June 30, 2002 and 2001, Licensed Service revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines. On February 15, 2001, we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with that party for future consumable sales. Licensing revenue declined in 2002 due to the expiration of one of the licensing agreements in effect during 2001 and from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired.

     For the six months ended June 30, 2002, our Web, Corporate, and Licensed Services channel revenue represented 74%, 24%, and 2% of our revenues, respectively. For the comparable period in 2001, our Web, Corporate, and Licensed Services channel revenue represented 73%, 18%, and 9% of our revenues respectively.

     COST OF REVENUE. Cost of revenue is primarily related to both subscriber and advertising revenues and is comprised of data and voice network costs, customer service expenses, online processing fees, and equipment depreciation. Cost of revenue was $6.1 million, or 29% of aggregate subscriber and advertising revenue, and $6.6 million, or 48% of aggregate subscriber and advertising revenue, for the six months ended June 30, 2002 and 2001, respectively. The decrease in cost of revenues is primarily due to consolidation of various components of our network infrastructure, increased network efficiency, and our ability to negotiate reduced costs with several of our vendors.

     We do not expect that the cost of revenue as a percentage of subscriber and advertising revenue to continue to decrease at the rate experienced for the six months ended June 30, 2002 compared to the same period in 2001.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing costs are primarily related to both subscriber and advertising revenue. For the six months ended June 30, 2002 and 2001, these costs consisted primarily of personnel related expenses and customer acquisition costs paid to third parties who assist us in obtaining additional paid and free subscribers. Sales and marketing expenses were $2.7 million, or 13% of aggregate subscriber and advertising revenue, and $2.2 million, or 16% of aggregate subscriber and advertising revenue, for the six months ended June 30, 2002 and 2001, respectively. The dollar increase in sales and marketing costs is primarily due to additional Corporate sales personnel, increased advertising, and increased commissions payable to third parties who sell advertising on our behalf and who assist us in obtaining additional paid and free subscribers. All other sales and marketing expenses have remained consistent period over period.

     RESEARCH AND DEVELOPMENT. Research and development costs were $1.5 million, or 7% of total revenue, and $1.2 million, or 8% of total revenue, for the six months ended June 30, 2002 and 2001, respectively. Research and development costs primarily consisted of personnel related expenses. The increase from 2001 to 2002 was primarily due to an increase in personnel costs to accommodate additional security within our infrastructure.

     GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $6.7 million, or 31% of total revenue, and $7.2 million, or 48% of total revenue, for the six months ended June 30, 2002 and 2001, respectively. Expenses were higher in 2001 primarily due to the additional resources required to integrate eFax.com into j2 Global's infrastructure and organization. The decline as a percentage of revenue for the three months ended June 30, 2002 versus 2001 was principally due to increases in revenue over these comparable periods.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of first quarter 2002, the Company completed the adoption of SFAS No.
142. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill and a tradename as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, As of the beginning of 2002, the Company has completed the required impairment review and found no impairment in goodwill or in the tradename.

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

     For the six months ended June 30, 2002 and 2001, amortization of goodwill and other intangibles aggregated $112,500 and $3.5 million, respectively.

     OTHER INCOME, NET. Other income, net, was $325,000 and $801,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily due to decreased interest income earned on our cash investment balances due to lower interest rates, and discontinuation of income on a real estate sublease.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002 we had $23.4 million in cash and cash equivalents.

     Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2002. This compares to net cash used in operating activities of $1.4 million for the six months ended June 30, 2001. The increase in net cash provided by operating activities was primarily due to an increase in net income before depreciation and amortization.

     Net cash used for investing activities was $1.0 million for the six months ended June 30, 2002. For the comparable period in 2001, net cash provided by investing activities totaled $1.3 million. Net cash used for the six months ended June 30, 2002 was comprised of purchases of furniture, fixtures, and equipment offset by proceeds from the sale of an investment and repayments of notes receivable. Net cash provided by investing activities for the six months ended June 30, 2001 was comprised of redemption of investments offset by purchases of furniture, fixtures, and equipment.

     For the six months ended June 30, 2002, net cash used in financing activities was $72,000, consisting of repayments of long-term debt offset by exercise of stock options. For the comparable period in 2001, net cash used in financing activities was $1.8 million, consisting of the purchase of redeemable common stock and repayment of long-term debt.

     We finance a portion of our operating technology equipment and office equipment through capital leasing and loan arrangements. Amounts due under these arrangements were $667,000 and $683,000 as of June 30, 2002 and December 31, 2001, respectively.

     We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FORWARD-LOOKING INFORMATION

     We include certain estimates, projections, and other forward-looking statements in our reports, in quarterly earnings calls and related presentations, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include our ability to:

     o Maintain, expand, and market our Web and Corporate channel customer bases;

     o    Successfully maintain our advertising and outbound usage revenues;

     o Obtain large quantities of non-paying users on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

     o Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

     o On a cost effective basis, retain our current base of telephone numbers and obtain additional telephone numbers in such quantities and geographic areas as are necessary to satisfy the demand for our services;

     o Successfully protect our intellectual property and avoid infringing the proprietary rights of others;

     o Compete with other similar providers with regard to price, service, and functionality;

     o Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

     o Introduce new services and achieve acceptable levels of return on investment for those new services; and

     o    Recruit and retain key personnel.

     The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated, and undertake no responsibility, to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. We provide a detailed discussion of risk factors in various SEC filings, including our 2001 Form 10-K/A, and you are encouraged to review these filings.

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



                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our financial position, results of operations, or cash flows.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     A.  Not applicable

     B.  Not applicable

     C.  Not applicable

     D.  Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2002 Annual Meeting of Shareholders on June 18, 2002. There were 10,741,185 shares of Company common stock entitled to be voted on the May 16, 2002 record date for the meeting. The only matter submitted to the Company's shareholders for a vote at the Annual Meeting was to elect the following five director nominees to serve for the ensuing year and until their successors are elected. The votes cast and withheld for such nominees were as follows:

         Nominee                      For                 Withheld
         -------                      ---                 --------
         Douglas Y. Bech              9,264,066            23,286
         Robert J. Cresci             9,263,558            23,794
         Richard S. Ressler           9,186,181           101,171
         John F. Rieley               9,263,813            23,539
         Michael P. Schulhof          9,263,870            23,482


Based on these voting results, each of the directors nominated was elected.

ITEM 5.  OTHER INFORMATION

     Not applicable



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits.


         Exhibit
         Number     Description of Exhibit
         ------     ----------------------

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.  Reports on Form 8-K

         1. On April 23, 2002, j2 Global filed a report on Form 8-K relating to its financial results and certain other information for the quarter ended March 31, 2002, and revised financial estimates for the fiscal year ending December 31, 2002. A copy of j2 Global's press release announcing the results and other information was attached and incorporated by reference therein.

         2. On April 24, 2002, j2 Global filed a report on Form 8-K (FD) relating to its April 2002 Investor Presentation disclosed during j2 Global's first quarter 2002 earnings call. A copy of the April 2002 Investor Presentation was attached and incorporated by reference therein.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      j2 Global Communications, Inc.
                                      (Registrant)


                                      By:  /s/ Nehemia Zucker
                                           ---------------------------------
                                      Its: Chief Financial and Marketing Officer
                                           (Principal Financial Officer)


                                      By:  /s/ Greggory Kalvin
                                           ---------------------------------
                                      Its: Vice President of Finance
                                           (Principal Accounting Officer)

Dated: August 13, 2002

                                  EXHIBIT INDEX




         Exhibit
         Number     Description of Exhibit
         ------     ----------------------

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.