Form 10-Q
period 2002-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2002-11-08
CIK 1084048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2002, there were 10,925,926 shares of the Registrant's common stock, $0.01 per share, outstanding.
================================================================================

                         J2 GLOBAL COMMUNICATIONS, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)...........................  3
                  Consolidated Statements of Operations......................  3
                  Condensed Consolidated Balance Sheets......................  4
                  Consolidated Statements of Cash Flows......................  5
                  Notes to Financial Statements..............................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk. 15

         Item 4.  Controls and Procedures.................................... 16



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................... 16

         Item 2.  Changes in Securities and Use of Proceeds.................. 16

         Item 3.  Defaults Upon Senior Securities............................ 16

         Item 4.  Submission of Matters to a Vote Of Security Holders........ 16

         Item 5.  Other Information.......................................... 16

         Item 6.  Exhibits and Reports on Form 8-K........................... 17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -----------------------------     -----------------------------
                                                            2002             2001             2002             2001
                                                        ------------     ------------     ------------     ------------
Revenues
     Subscriber                                         $     11,551     $      7,677     $     31,349     $     20,793
     Advertising                                                 783              652            2,314            1,241
     Licensed services and other                                 169              268              526            1,638
                                                        ------------     ------------     ------------     ------------

     Total revenue                                            12,503            8,597           34,189           23,672


Cost of revenue                                                2,550            3,387            8,692            9,954
                                                        ------------     ------------     ------------     ------------

     Gross profit                                              9,953            5,210           25,497           13,718

Operating expenses:
     Sales and marketing                                       1,982            1,125            4,713            3,313
     Research and development                                    747              709            2,279            1,890
     General and administrative                                3,372            3,381           10,032           10,600
     Amortization of goodwill and other intangibles               --            1,727              112            5,197
                                                        ------------     ------------     ------------     ------------

     Total operating expenses                                  6,101            6,942           17,136           21,000

Operating earnings (loss)                                      3,852           (1,732)           8,361           (7,282)

Other income, net                                                 62              275              387            1,076
                                                        ------------     ------------     ------------     ------------

Earnings (loss) before income taxes and cumulative
     effect of change in accounting principle                  3,914           (1,457)           8,748           (6,206)

Income tax expense                                                --               --               --               --
                                                        ------------     ------------     ------------     ------------

Earnings (loss) before cumulative effect of change
     in accounting principle                                   3,914           (1,457)           8,748           (6,206)

Cumulative effect of change in accounting principle               --               --              225               --
                                                        ------------     ------------     ------------     ------------

Net earnings (loss)                                     $      3,914     $     (1,457)    $      8,973     $     (6,206)
                                                        ============     ============     ============     ============

Basic net earnings (loss) per share                     $       0.36     $      (0.13)    $       0.83     $      (0.54)
                                                        ============     ============     ============     ============

Diluted net earnings (loss) per share                   $       0.32     $      (0.13)    $       0.76     $      (0.54)
                                                        ============     ============     ============     ============

Basic weighted average shares outstanding                 10,828,473       11,239,198       10,772,058       11,412,078
                                                        ============     ============     ============     ============

Diluted weighted average shares outstanding               12,239,737       11,239,198       11,839,788       11,412,078
                                                        ============     ============     ============     ============

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2002             2001
                                                        ------------     ------------
ASSETS
     Cash and cash equivalents                          $     27,440     $     19,087
     Accounts receivable, net                                  4,681            3,615
     Prepaid expenses and other                                1,798            1,298
                                                        ------------     ------------

     Total current assets                                     33,919           24,000

     Furniture, fixtures and equipment, net                    6,314            6,066
     Goodwill and other purchased intangibles, net            17,329           17,746
     Other assets                                              1,106            1,244
                                                        ------------     ------------
     Total assets                                       $     58,668     $     49,056
                                                        ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses              $      4,470     $      5,827
     Deferred revenue                                          1,955            1,406
     Current portion of long-term debt                         1,112              655
                                                        ------------     ------------
     Total current liabilities                                 7,537            7,888

     Long-term debt                                              161               28
                                                        ------------     ------------
     Total liabilities                                         7,698            7,916


     Total stockholders' equity                               50,970           41,140
                                                        ------------     ------------

     Total liabilities and stockholders' equity         $     58,668     $     49,056
                                                        ============     ============

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                  --------------------------
                                                                     2002            2001
                                                                  ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                            $    8,973      $   (6,206)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                2,615           7,426
          Gain on sale of investment                                    (162)             --
          Stock based compensation                                        93             289
          Compensation in exchange for note reduction                    130             338
          Cumulative effect of change in accounting principle           (225)             --

     Decrease (increase) in:
          Accounts receivable                                         (1,119)           (422)
          Interest receivable                                            (28)            140
          Prepaid expenses                                               374             280
          Other assets                                                  (379)            211

     (Decrease) increase in:
          Accounts payable                                              (792)         (1,857)
          Accrued exit costs                                            (100)         (1,007)
          Deferred revenue                                               549            (369)
          Other current liabilities                                       --             149
                                                                  ----------      ----------

          Net cash provided by (used in) operating activities          9,929          (1,028)

Cash flows from investing activities:
          Repayments of note receivable                                  190              --
          Redemption of investments, net                                  --           4,344
          Advances under note receivable                                  --            (500)
          Proceeds from sale of an asset                                 170              --
          Purchases of furniture, fixtures and equipment              (1,780)         (1,179)
                                                                  ----------      ----------

          Net cash provided by (used in) investing activities         (1,420)          2,665
                                                                  ----------      ----------

Cash flows from financing activities:
          Exercise of stock options                                      798              --
          Repurchase of treasury stock                                    --            (394)
          Repurchase of redeemable common stock                           --            (911)
          Repayments of long-term debt, net                             (954)         (1,340)
                                                                  ----------      ----------

          Net cash used in financing activities                         (156)         (2,645)
                                                                  ----------      ----------

          Net increase (decrease) in cash                              8,353          (1,008)

          Cash and cash equivalents, beginning of year                19,087          23,824
                                                                  ----------      ----------

          Cash and cash equivalents, end of period                $   27,440      $   22,816
                                                                  ==========      ==========

                         J2 GLOBAL COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying financial information is unaudited, but reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the final quarter of 2002 or the entire fiscal year.

NOTE 2 - USE OF ESTIMATES

      The preparation of financial statements, in conformity with Generally Accepted Accounting Principles ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for doubtful accounts and deferred income tax valuation, and the valuation of long-lived and intangible assets and goodwill.

NOTE 3 - INTEGRATION COSTS

      In connection with the November 2000 acquisition of eFax.com ("eFax"), the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntarily terminate certain eFax employees, and for other integration-related activities of eFax with the Company. GAAP require that these integration expenses, which were not associated with the generation of future revenues and have no future economic benefit to the Company, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

      As of December 31, 2001, acquisition integration liabilities aggregated $898,000 and are included in accounts payable and accrued expenses in the accompanying balance sheet. Such amount, which was comprised of $552,000 of duplicate phone operations costs and $346,000 of occupancy costs, were both settled in the third quarter of 2002 for an aggregate amount of $232,000. The $666,000 difference between the settlement cost and the previous estimated accrual was recorded as a reduction of goodwill in the accompanying balance sheet.

NOTE 4 - RECENT ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Company completed the adoption of SFAS No. 142 during the first quarter of 2002. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill of $15.9 million and a trade name of $1.3 million. All remaining and future acquired goodwill and intangible assets with indefinite useful lives will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. In conjunction with the implementation of SFAS No. 142, during the first quarter of 2002 the Company completed the required impairment review and found no impairment in goodwill or in the trade name.

      SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into income as the cumulative effect of a change in accounting principle. As of January 1, 2002, the Company had an unamortized deferred credit of $225,000 related to such a business combination. The Company recognized such amount as a cumulative effect of change in accounting principle in the accompanying statement of operations.

      As of September 30, 2002, the Company had one identifiable intellectual property intangible asset subject to amortization. This asset has an estimated useful life of eight years. As of September 30, 2002, such asset had a gross carrying amount, accumulated amortization, and a net carrying amount of $800,000, $68,000, and $732,000, respectively.

Pro Forma Information - SFAS 142 Transitional Disclosure
--------------------------------------------------------

      For the three months and nine months ended September 30, 2002 and 2001, a reconciliation of previously reported net loss to the amounts adjusted for the exclusion of goodwill and amortization of a tradename is as follows (in thousands, except per share data).

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                          2002           2001           2002           2001
                                                       ----------     ----------     ----------     ----------
Reported net earnings (loss)                           $    3,914         (1,457)         8,973         (6,206)

Add- Amortization of goodwill and a tradename                  --          1,727             --          5,197

Less-cumulative effect of change in accounting
   principle                                                   --             --           (225)            --
                                                       ----------     ----------     ----------     ----------
   Adjusted net earnings (loss)                        $    3,914            270          8,748         (1,009)
                                                       ==========     ==========     ==========     ==========

Basic net earnings (loss) per share-as reported        $     0.36          (0.13)          0.83          (0.54)
Basic net earnings (loss) per share-as adjusted        $     0.36           0.02           0.81          (0.09)

Diluted net earnings (loss) per share-as reported      $     0.32          (0.13)          0.76          (0.54)
Diluted net earnings (loss) per share-as adjusted      $     0.32           0.02           0.74          (0.09)

NOTE 5 - INCOME PER SHARE

      Basic net income per share is computed using the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2002, diluted net income per share includes the effect of options and warrants to purchase 1,411,264 and 1,067,730 shares, respectively, using the "treasury stock method". For the three and nine months ended September 30, 2001, diluted net income per share excludes the effect of options and warrants to purchase 90,842 and 30,164 shares, respectively, because their effect would be anti-dilutive.

      The following table reconciles per share data for net earnings (loss) before the cumulative effect of a change in accounting principle to net earnings
(loss) after such change:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -----------------------------     -----------------------------
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
Net earnings (loss) per share basic:
Net earnings (loss) before cumulative effect of
   a change in accounting principle                    $       0.36            (0.13)            0.81            (0.54)
Cumulative effect of a change in accounting principle            --               --             0.02               --
                                                       ------------     ------------     ------------     ------------
   Net earnings (loss) per share basic                 $       0.36            (0.13)            0.83            (0.54)
                                                       ============     ============     ============     ============


Net earnings (loss) per share diluted:
Net earnings (loss) before cumulative effect of
   a change in accounting principle                    $       0.32            (0.13)            0.74            (0.54)
Cumulative effect of a change in accounting principle            --               --             0.02               --
                                                       ------------     ------------     ------------     ------------
   Net earnings (loss) per share diluted               $       0.32            (0.13)            0.76            (0.54)
                                                       ============     ============     ============     ============
Shares used in per share calulation-basic                10,828,473       11,239,198       10,772,058       11,412,078
Shares used in per share calulation-diluted              12,239,737       11,239,198       11,839,788       11,412,078


NOTE 6 - INCOME TAXES

     As of January 1, 2002, the Company had total federal net operating loss carryforwards ("NOL") of approximately $115 million. Approximately $65 million of such amount was obtained through the acquisition of eFax.com in November 2000 and is substantially unusable due to certain "ownership change" provisions of the Tax Reform Act of 1986. The specifics related to the usability of the remaining NOL has been under a detailed analysis and review which has not yet been completed. However, based on all of the factors known as of the date hereof, the Company believes that enough NOLs are available to offset taxable income generated to date in 2002. Accordingly, the Company does not believe that it has a federal or state tax provision for the three and nine months ended September 30, 2002.

      Based on our historical cumulative losses, the uncertainty of future operating results, the uncertainty regarding any future potential limitations on our NOLs, and other factors, the Company cannot determine whether it is more likely than not that it will realize the tax benefits of its NOL and other deferred tax assets, and accordingly, a full valuation allowance is recorded. The Company's valuation allowance is reviewed on a quarterly basis based on the facts and circumstances known at the time.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

      j2 Global Communications, Inc. ("j2 Global", "our" or "we") provides outsourced, value-added, messaging and communications services to individuals and businesses throughout the world. We offer fax and voicemail services, Web-initiated conference calling services, document management solutions, and unified messaging services. We market our services principally under the brand names "eFax", "j2" and "jConnect".

      We deliver our services through our global telephony/Internet Protocol network, which spans more than 950 cities in 18 countries across 5 continents.

      We organize our marketing and sales efforts into three distinct channels:
Web, Corporate, and Licensed Services. We have developed a defined business plan and return-on-investment metrics for analyzing potential transactions in each channel.

      Our core services, each of which operates in large and distinct markets, include fax, voicemail, conference calling, unified communications, and document management. These are services already used by individuals and businesses. Therefore, the challenge becomes not one of introducing a radically new service with uncertain market acceptance, but rather one of educating prospective customers already using similar services that we offer more secure, efficient, and cost-effective solutions.

      We generate a substantial portion of our revenue from subscribers that pay through subscription and usage fees. We also generate revenue from advertising to non-paid subscribers. These advertising-supported subscribers, which are included in our Web Channel, also serve as a significant source of new paid subscribers.

      As of September 30, 2002, our Web and Corporate channels had more than 4.6 million and 35,500 active telephone numbers deployed, respectively.

      Our sales and marketing expenses consist primarily of personnel costs and payments to third parties for customer acquisitions. Our sales, marketing, and customer acquisition costs are incurred on both a contingent and non-contingent basis with respect to the acquisition of a paid or non-paying advertising-supported customer. We employ return-on-investment metrics to ensure that targeted parameters are achieved.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and therefore require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

      VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets, and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      o significant underperformance relative to expected historical or projected future operating results;

      o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

      o  significant negative industry or economic trends;

      o  significant decline in our stock price for a sustained period; and

      o  our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based upon a "fair value based" approach for goodwill and intangible assets and for all other long lived assets, a "projected discounted cash flow method" using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $23.6 million as of September 30, 2002.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of the first quarter of 2002, we completed the adoption of SFAS No. 142. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill and a trade name as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives are subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a "fair-value-based" approach. In conjunction with the implementation of SFAS No.142, as of the beginning of 2002, we completed the required impairment review and found no impairment in goodwill or in the trade name.

      VALUATION OF DEFERRED TAX ASSETS. Based on our historical cumulative losses, the uncertainty of future operating results, the uncertainty regarding any potential limitations on our NOLs, and other factors, we cannot determine that it is more likely than not that we will realize the tax benefits of our NOL and other deferred tax assets for which a full valuation allowance is recorded. Our valuation allowance is reviewed on a quarterly basis based upon the facts and circumstances known at the time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

      SUBSCRIBER REVENUE. Subscriber revenue was $11.5 million and $7.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase in revenue was primarily due to an increase in our paid subscribers in both our Web and Corporate channels, and increased revenue per paid subscriber in both channels.

      ADVERTISING. For the three months ended September 30, 2002 and 2001, our advertising revenue was $783,000 and $652,000, respectively. The increase in revenue was due primarily to our acquisition of non-paying customers with demographics believed to be more attractive to advertisers, offset by a generally weaker advertising market in 2002 versus 2001.

      LICENSED SERVICES AND OTHER. For the three months ended September 30, 2002 and 2001, Licensed Services revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines (which are no longer produced by the Company). Licensed Services revenue declined in 2002 due to the expiration of one of the licensing agreements in effect during 2001 and from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired.

      For the three months ended September 30, 2002, our Web, Corporate, and Licensed Services channel revenue represented 72%, 26%, and 2% of our revenues, respectively. For the comparable period in 2001, our Web, Corporate, and Licensed Services channel revenue represented 77%, 19%, and 4% of our revenues, respectively. The primary reason for the change from 2001 to 2002 was the faster rate of growth of our Corporate channel in 2002. We expect our Corporate channel to continue to represent a growing portion of our revenues in the future.

      COST OF REVENUE. Cost of revenue is primarily related to both subscriber and advertising revenues, and is comprised of data and voice network costs, customer service expenses, online credit card processing fees, and equipment depreciation. Cost of revenue was $2.6 million, or 21% of aggregate subscriber and advertising revenue, and $3.4 million, or 41% of aggregate subscriber and advertising revenue, for the three months ended September 30, 2002 and 2001, respectively. The decrease in cost of revenue as a percentage of sales was primarily due to consolidation of various components of our infrastructure, increased network efficiency, and our ability to negotiate reduced costs with several of our vendors. For the remainder of 2002, we do not expect further material decreases in cost of revenues as a percentage of sales.

      SALES AND MARKETING. Sales and marketing costs are primarily related to both subscriber and advertising revenue. For the three months ended September 30, 2002 and 2001, sales and marketing costs consisted primarily of personnel related expenses and customer acquisition costs. Sales and marketing expenses were $2.0 million, or 16% of aggregate subscriber and advertising revenue, and $1.1 million, or 14% of aggregate subscriber and advertising revenue, for the three months ended September 30, 2002 and 2001, respectively. The dollar increase in sales and marketing costs is primarily due to increased marketing resulting from a more aggressive customer acquisition campaign and additional selling personnel added to the Corporate channel sales department.

      RESEARCH AND DEVELOPMENT. Research and development costs were $747,000, or 6% of total revenue, and $709,000, or 8% of total revenue, for the three months ended September 30, 2002 and 2001, respectively. Research and development costs primarily consisted of personnel related expenses. The increase in research and development costs from 2001 to 2002 was primarily due to an increase in personnel costs to accommodate our service enhancements, new product development and to continue to implement additional infrastructure security.

      GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $3.4 million, or 27% of total revenue, and $3.4 million, or 39% of total revenue, for the three months ended September 30, 2002 and 2001, respectively. The decline as a percentage of revenue for the three months ended September 30, 2002 versus 2001 was principally due to increases in revenue over these comparable periods versus a stable level of general and administrative expenses.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of the first quarter of 2002, we completed the adoption of SFAS No. 142. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill and a trade name as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a "fair-value-based" approach. In conjunction with the implementation of SFAS No.142, as of the beginning of 2002, we completed the required impairment review and found no impairment in goodwill or in the trade name.

      For the three months ended September 30, 2002 and 2001, amortization of goodwill and other intangibles aggregated zero and $1.7 million, respectively.

      OTHER INCOME, NET. Other income, net, was $62,000 and $275,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in other income, net from 2001 to 2002 was primarily due to higher interest rates earned on cash and investments (notwithstanding higher cash and investment balances in 2002) in 2001 and certain real estate related sublease income in 2001 that was not present in 2002.

      INCOME TAXES. As of January 1, 2002, we had total federal net operating loss carry forwards ("NOL") of approximately $115 million. Approximately $65 million of such amount was obtained through the acquisition of eFax.com in November 2000 and is substantially unusable due to certain "ownership change" provisions of the Tax Reform Act of 1986. The specifics related to the usability of the remaining NOL has been under a detailed analysis and review which has not yet been completed. However, based on all of the factors known as of the date hereof, we believe that enough NOLs are available to offset taxable income generated to date in 2002. Accordingly, we do not believe that we have a federal or state tax provision for the three months ended September 30, 2002.

      Based on our historical cumulative losses, the uncertainty of future operating results, the uncertainty regarding any potential limitations on our NOLs, and other factors, we cannot determine whether it is more likely than not that we will realize the tax benefits of our NOL and other deferred tax assets, and accordingly, a full valuation allowance is recorded. Our valuation allowance is reviewed on a quarterly basis based on the facts and circumstances known at the time.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUE

      SUBSCRIBER. Subscriber revenue was $31.4 million and $20.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue was primarily due to an increase in our paid subscribers in both our Web and Corporate channels, and increased revenue per paid subscriber in both channels.

      ADVERTISING. For the nine months ended September 30, 2002 and 2001, our advertising revenue was $2.3 million and $1.3 million, respectively. The increase in revenue was due primarily to our acquisition of non-paying customers with demographics believed to be more attractive to advertisers, offset by a generally weaker advertising market in 2002 versus 2001.

      LICENSED SERVICES AND OTHER. For the nine months ended September 30, 2002 Licensed Services revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines (no longer produced by the Company). For the nine months ended September 30, 2001, Licensed Services revenue consisted primarily of royalties from licensing arrangements and inventory sales both related to sales of consumable products to users of existing eFax.com fax machines. On February 15, 2001, we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with that party for future consumable sales. Licensed Services revenue declined in 2002 due to the expiration of one of the licensing agreements in effect during 2001 and from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired.

      For the nine months ended September 30, 2002, our Web, Corporate, and Licensed Services channel revenue represented 73%, 25%, and 2% of our revenues, respectively. For the comparable period in 2001, our Web, Corporate, and Licensed Services channel revenue represented 75%, 18%, and 7% of our revenues, respectively. The primary reason for the change from 2001 to 2002 was the faster rate of growth of our Corporate channel in 2002. We expect our Corporate channel to continue to represent a growing portion of our revenues in the future.

      COST OF REVENUE. Cost of revenue is primarily related to both subscriber and advertising revenues, and is comprised of data and voice network costs, customer service expenses, online credit card processing fees, and equipment depreciation. Cost of revenue was $8.7 million, or 26% of aggregate subscriber and advertising revenue, and $10.0 million, or 45% of aggregate subscriber and advertising revenue, for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of revenue as a percentage of sales was primarily due to consolidation of various components of our infrastructure, increased network efficiency, and our ability to negotiate reduced costs with several of our vendors. For the remainder of 2002, we do not expect further material decreases in cost of revenues as a percentage of sales.

      SALES AND MARKETING. Sales and marketing costs are primarily related to both subscriber and advertising revenue. For the nine months ended September 30, 2002 and 2001, these costs consisted primarily of personnel related expenses and customer acquisition costs. Sales and marketing expenses were $4.7 million, or 14% of aggregate subscriber and advertising revenue, and $3.3 million, or 15% of aggregate subscriber and advertising revenue, for the nine months ended September 30, 2002 and 2001, respectively. The dollar increase in sales and marketing costs is primarily due to increased marketing resulting from a more aggressive customer acquisition campaign and additional selling personnel added to the Corporate channel sales department.

      RESEARCH AND DEVELOPMENT. Research and development costs were $2.3 million, or 7% of total revenue, and $1.9 million, or 8% of total revenue, for the nine months ended September 30, 2002 and 2001, respectively. Research and development costs primarily consisted of personnel related expenses. The increase in research and development costs from 2001 to 2002 was primarily due to an increase in personnel costs to accommodate our service enhancements, new product development, and to continue to implement additional infrastructure security.

      GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, professional fees, and occupancy costs. General and administrative costs were $10.0 million, or 29% of total revenue, and $10.6 million, or 45% of total revenue, for the nine months ended September 30, 2002 and 2001, respectively. Expenses were higher in 2001 primarily due to the additional resources required to integrate eFax.com into j2 Global's infrastructure and organization. The decline as a percentage of revenue for the three months ended September 30, 2002 versus 2001 was principally due to increases in revenue over these comparable periods versus a stable level of general and administrative expenses.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Effective the beginning of the first quarter of 2002, we completed the adoption of SFAS No. 142. As required by SFAS No. 142, we discontinued amortizing the remaining balances of goodwill and a trade name as of the beginning of fiscal 2002. All remaining and future acquired goodwill and intangible assets with indefinite useful lives is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a "fair-value-based" approach. In conjunction with the implementation of SFAS No.142, as of the beginning of 2002 we completed the required impairment review and found no impairment in goodwill or in the trade name.

      SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into income as the effect of a change in accounting principle. As of January 1, 2002, we had an unamortized deferred credit of $225,000 related to such a business combination. We recognized such amount in the accompanying statement of operations.

      For the nine months ended September 30, 2002 and 2001, amortization of goodwill and other intangibles aggregated $112,500 and $5.2 million, respectively.

      OTHER INCOME, NET. Other income, net, was $387,000 and $1,076,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in other income, net from 2001 to 2002 was primarily due to higher interest rates earned on cash and investments (notwithstanding higher cash and investment balances in 2002) in 2001 and certain real estate related sublease income in 2001 that was not present in 2002.

      INCOME TAXES. As of January 1, 2002, we had total federal net operating loss carry forwards ("NOL") of approximately $115 million. Approximately $65 million of such amount was obtained through the acquisition of eFax.com in November 2000 and is substantially unusable due to certain "ownership change" provisions of the Tax Reform Act of 1986. The specifics related to the usability of the remaining NOL has been under a detailed analysis and review which has not yet been completed. However, based on all of the factors known as of the date hereof, we believe that enough NOLs are available to offset taxable income generated to date in 2002. Accordingly, we do not believe that we have a federal or state tax provision for the nine months ended September 30, 2002.

      Based on our historical cumulative losses, the uncertainty of future operating results, the uncertainty regarding any potential limitations on our NOLs, and other factors, we cannot determine whether it is more likely than not that we will realize the tax benefits of our NOL and other deferred tax assets, and accordingly, a full valuation allowance is recorded. Our valuation allowance is reviewed on a quarterly basis based on the facts and circumstances known at the time.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, we had $27.4 million in cash and cash equivalents.

      Net cash provided by operating activities was $9.9 million for the nine months ended September 30, 2002. This compares to net cash used in operating activities of $1.0 million for the nine months ended September 30, 2001. The increase in net cash provided by operating activities was primarily due to an increase in net income before depreciation and amortization.

      Net cash used for investing activities was $1.4 million for the nine months ended September 30, 2002. For the comparable period in 2001, net cash provided by investing activities totaled $2.7 million. Net cash used for the nine months ended September 30, 2002 was comprised of purchases of furniture, fixtures, and equipment offset by proceeds from the sale of an investment and repayments of notes receivable. Net cash provided by investing activities for the nine months ended September 30, 2001 was comprised of redemption of investments offset by purchases of furniture, fixtures, and equipment, and advances under a note receivable.

      For the nine months ending September 30, 2002, net cash used in financing activities of $156,000 consisted of repayments of long-term debt offset by the exercise of stock options. For the comparable period in 2001, net cash used in financing activities of $2.7 million consisted of the repurchases of common stock and warrants and repayments of long-term debt.

      We finance a portion of our operating technology software and hardware, office equipment, and certain insurance costs through capital leasing and loan arrangements. Our software, hardware, and office equipment financing is secured by the related assets. Our financing for insurance costs is unsecured. Amounts due under these arrangements were $1.3 million and $683,000 as of September 30, 2002 and December 31, 2001, respectively, with installments due through 2005 at fixed rates ranging from 3.4% to 17.7% per annum.

      We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FORWARD-LOOKING INFORMATION

      We include certain estimates, projections, and other forward-looking statements in our reports, in quarterly earnings calls and related presentations, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to, our ability to:

      o Maintain, expand, and market to our Web and Corporate channel customer bases;

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

      o Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

      o Compete with other similar providers with regard to price, service, and functionality;

      o Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

      o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

      o    Recruit and retain key personnel.

      The words "estimate," "project," "intend," "expect," "believe", and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated, and undertake no responsibility, to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. We provide a detailed discussion of risk factors in various SEC filings, including our 2001 Form 10-K/A, and you are encouraged to review these filings.


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

ITEM 4.  CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing them timely alerts of material information required to be included in our periodic SEC reports or to otherwise be promptly released to the public. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

         Not applicable


ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits.

             99.1 Certification by Scott M. Jarus, President of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification by Nehemia Zucker, Chief Financial and Marketing Officer of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         B.  Reports on Form 8-K

             1. On July 23, 2002, j2 Global filed a report on Form 8-K relating to its financial results and certain other information for the quarter ended June 30, 2002, and revised financial estimates for the fiscal year ending December 31, 2002. A copy of j2 Global's press release announcing the results and other information was attached as an exhibit to the report and incorporated therein by reference.

             2. On July 23, 2002, j2 Global filed a report on Form 8-K (FD) relating to its July 2002 Investor Presentation disclosed during j2 Global's second quarter 2002 earnings call. A copy of the July 2002 Investor Presentation was attached as an exhibit to the report and incorporated therein by reference.

             3.     On September 4, 2002, j2 Global filed a report on Form 8-K
                    (FD) announcing that j2 Global's President, Scott M. Jarus, would be speaking at the Kaufman Bros. Communications Conference. A copy of the material to be presented by Mr. Jarus at the Conference was attached as an exhibit to the report and incorporated therein by reference.

             4.     On September 5, 2002, j2 Global filed a report on Form 8-K
                    (FD) to follow up on Mr. Jarus' presentation at the Kaufman Bros. Communications Conference. A transcript of Mr. Jarus' remarks at the Conference was attached as an exhibit to the report and incorporated therein by reference.

                                    SIGNATURE


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      j2 Global Communications, Inc.
                                      (Registrant)


                                      By: /s/ Nehemia Zucker
                                          --------------------------------------
                                      Its: Chief Financial and Marketing Officer
                                           (Principal Financial Officer)




                                      By: /s/ Greggory Kalvin
                                          --------------------------------------
                                      Its: Vice President of Finance
                                           (Principal Accounting Officer)


November 7, 2002

                                 CERTIFICATIONS



I, Scott M. Jarus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of j2 Global Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Scott M. Jarus
                                                   ----------------------------
                                                   Scott M. Jarus
                                                   President
                                                   (Principal Executive Officer)

Dated: November 7, 2002

                                 CERTIFICATIONS



I, Nehemia Zucker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of j2 Global Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Nehemia Zucker
                                           -------------------------------------
                                           Nehemia Zucker
                                           Chief Financial and Marketing Officer
                                           (Principal Financial Officer)

Dated: November 7, 2002

                                  EXHIBIT INDEX
                                  -------------







            Exhibit
            Number               Description of Exhibit
            ------               ----------------------

             99.1 Certification by Scott M. Jarus, President of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification by Nehemia Zucker, Chief Financial and Marketing Officer of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.