Form 10-K
period 2002-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2003-03-31
CIK 1084048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25965

j2 GLOBAL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0371142
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6922 Hollywood Boulevard

Suite 800

Los Angeles, California 90028

(Address of principal executive offices)

(323) 860-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $93,946,510 based upon the closing sales price of the registrant’s Common Stock as reported on the NASDAQ National Market on that date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, the registrant had 11,240,613 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 7, 2003 are incorporated by reference into Part III of this Form 10-K.

This Report on Form 10-K includes 64 pages with the Index to Exhibits located on page 58.

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “Our” or “We”) is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We market our services principally under the brand names eFax®, jConnect®, JFAX®, eFax Corporate®, jBlast®, eFax BroadcastTM, Hotsend® and PaperMaster®.

We deliver our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 975 cities in 18 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers, Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of December 31, 2002, we had more than 4.3 million telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”) deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers.

We organize our marketing and sales efforts into three distinct channels: Web, Corporate and Licensed Services. The Web channel, which currently represents the majority of our revenue, markets our eFax® and jConnect® branded services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, an in-house telesales group and word-of-mouth. Introduced in late-2000, the Corporate channel, which is representing an increasing percentage of our revenue, markets our eFax Corporate® branded service to midsize and large businesses, as well as government agencies, through a growing in-house direct sales force. The Corporate channel also markets our eFax Broadcast™ and jBlast® products through an outsourced telesales organization. Our Licensed Services channel seeks to integrate, on an opportunistic basis, our services and network capabilities into third-party product offerings, to sell our software and to license our intellectual property.

Our core services, each of which operates in large and distinct markets, include fax, voicemail, document management, conference calling and unified messaging. Individuals and businesses are already using these services. Our challenge, therefore, is not to introduce new services to prospective customers. Rather, it is to communicate to them how our solutions are more secure, efficient and cost-effective than traditional alternatives.

We generate a substantial portion of our revenue from subscribers that pay through activation, subscription and usage fees. We also generate a small percentage of our overall revenue from advertising to non-paid subscribers (sometimes referred to as “free” subscribers). These “advertising-supported” subscribers, which are managed through our Web channel, also serve as a significant source of new paid subscribers, both for the Web channel and the Corporate channel. This process of migrating advertising-supported customers to paid services is part of our “life cycle management” program. This process includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on our free services set forth in our customer agreements.

Of the more than 4.3 million telephone numbers deployed as of December 31, 2002, our Web channel had approximately 226,000 direct paying telephone numbers and approximately 4.0 million advertising-supported telephone numbers. Our Corporate channel had more than 43,000 telephone numbers deployed. For 2002, our Web channel produced 72% of our revenue and our Corporate channel produced 26%, the remaining balance coming from the Licensed Services channel and other minor sources. The Corporate channel has produced, and we believe will continue to produce, an increasing percentage of our revenue.

During 2000, we acquired three businesses in the fax and communications space. In January of 2000, we acquired SureTalk.com, Inc., a privately-held Internet-based fax company, which provided the technology for our high volume outbound faxing solution. In March of 2000, we acquired Timeshift, Inc., a privately-held Internet technology company, which provided the technology for our Web-initiated conference calling solution. In November 2000, we acquired eFax.com, Inc., a publicly traded provider of Internet fax solutions, which has significantly increased our customer base and brand recognition and resulted in cost-reducing synergies. For more information on these acquisitions, please refer to Note 14 to the financial statements included in Part II of this Report.

Our Solutions

Businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate the cost of purchasing and maintaining hardware for fax and voice, and their associated dedicated telephone lines. In addition, businesses often find it difficult to keep up with changing technology and to scale their communications infrastructures to accommodate their changing needs. Our core solutions enable users to receive faxes and voicemails into their email Inboxes. These represent less time consuming, more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer fully integrated solutions, designed to replace or augment individual and corporate messaging and communications services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from more than 975 cities around the world. Toll-free U.S. telephone numbers are also available. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging that they need to accommodate their changing business needs. They also enhance the ability of businesses to provide messaging services to their remote workforces, increase the level of information security and control, and allocate costs more effectively.

We offer the following suite of products and services:

Messaging and Communications

eFax Plus® offers the subscriber a unique local telephone number (in 975+ cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop.

jConnect Premier® offers the subscriber a unique local telephone number (in 975+ cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax and voicemail messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop. Subscribers also have the ability to access all messages, including email, from the Web or any touch-tone telephone. Web-initiated, sixteen party conference calling is also available.

j2® Corporate and eFax Corporate® offer capabilities similar to those offered by eFax Plus and jConnect Premier, but with added features and tools geared towards business users. For example, we provide our Corporate customers a browser-based account administration interface which enables them to provision telephone numbers to employees as needed, without the need to contact our account representatives.

jBlast® and eFax BroadcastTM offer a cost-effective solution for high-volume faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

jConnect Free® and eFax Free are j2 Global’s limited use, advertising-supported “introductory offerings”. Each subscriber is given a unique randomly assigned telephone number which enables the user to receive a limited number of faxes (and voicemails with jConnect Free) into his or her personal email Inbox. The subscriber does not have the capability of sending faxes from his or her desktop (as with our “paid” services) or access to other j2 Global services (e.g., conference calling). In addition, the customer agrees to receive and open email advertising, which we distribute on a consistent basis.

Document Management

j2 Global’s document management solutions currently include Messenger PlusTM and PaperMaster. Messenger Plus is a desktop software program that enables our customers to view faxes and listen to voicemail messages received through our services. PaperMaster is a WindowsTM application that allows end users to automate the process of organizing, archiving and retrieving digital versions of documents and other file types. While we expect both solutions to produce small amounts of revenue in fiscal 2003, both serve as vehicles for introducing additional services to our existing customer base.

Sales and Marketing

We market our products and services through our Web, Corporate and Licensed Services channels, each of which is described below:

Web Channel

The Web channel uses Internet-based advertising and third-party sales relationships to drive customers to our Web sites at www.efax.com and www.j2.com. New paying customers are acquired based on up-selling advertising-supported subscribers to paid services, in-house telesales, Internet-based advertising and cost-of-acquisition arrangements and word-of-mouth. Advertiser-supported subscribers, who receive a service with limited functionality, are acquired through Internet-based advertising and marketing arrangements and word-of-mouth.

We generate activation, recurring monthly (or annual) and usage fees from our paying subscribers, and advertising revenue from our advertising-supported subscribers. Our advertising-supported subscribers also serve as a significant source of new paying subscribers, both for our Web and Corporate channels. Once a customer has signed up for an advertising-supported service, we use a “lifecycle management” process to encourage them to upgrade to a paid service. As of December 31, 2002, our Web channel had approximately 226,000 direct paying telephone numbers deployed and approximately 4.0 million advertising-supported telephone numbers deployed.

Corporate Channel

Our Corporate sales channel, which we formed in late-2000, sells our services to midsize and large businesses, and to government agencies. The Corporate channel consists of a direct sales force whose members are assigned to particular geographic territories as well as an outsourced telesales organization. Since we formed this channel, we have continued to expand it by adding in-house sales personnel. During 2002, we built our direct sales staff from three to ten, and expect to continue to increase this staff during 2003 to approximately 20.

We generate activation, recurring monthly (or annual) and usage fees from our Corporate subscribers. As of December 31, 2002, we had more than 1,200 corporate clients using more than 43,000 telephone numbers. We expect this channel, over time, to represent a growing percentage of our revenue.

Licensed Services Channel

Our Licensed Services channel seeks to integrate our services and network capabilities into third party product offerings. In addition, we sell our software and license our intellectual property through this channel. Service and network integration transactions can take long periods of time to complete, and we cannot predict when they will occur. In February 2002, we initiated a patent licensing program through this sales channel in an effort to generate additional revenue and to offer others in our industry the benefits of our intellectual property. To date, we have entered into two such licensing arrangements that have thus far generated a small amount of revenue.

Global Network and Operations

We have 56 physical Points of Presence (“POPS”) worldwide and central data centers in Los Angeles. We connect our POPS to our central data centers via either a Virtual Private Network (VPN) using the Internet or a Frame Relay network. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 975 cities in 18 countries on 5 continents. Our network covers all major metropolitan areas in the United States and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney, and Tokyo. During 2002, we expanded our network into Latin America and expect to continue to enter additional international cities, including Hong Kong, during 2003.

We obtain telephone numbers from various local carriers throughout the U.S. and internationally. Our ability to continue to acquire additional quantities of telephone numbers in the future will depend on our relationships with our local carriers, our ability to pay market prices for such telephone numbers, a continuing growth in alternate providers and the regulatory environment. Please refer to the sections entitled “Government Regulation” and “Risk Factors” contained in Item 1 of this Report.

Customer Support Services

Our customer service department provides support to our customers through a combination of online self-help, email messages and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support 7 days per week, 24 hours per day to all subscribers. We currently engage a dedicated outsourced provider with a facility based in India to answer a significant portion of our customer emails. If desired, paying subscribers can also receive free telephone support 15 hours per day on weekdays. Dedicated telephone support is provided for Corporate customers 24 hours per day, 7 days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is intense and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine companies, unified messaging providers, telephone companies, voice-mail providers, Internet service providers and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include pricing, reputation for reliability and security of service, effective customer support, easy-to-use software, product scalability, geographic coverage and scope of services.

Since our inception, and even more so with our acquisition of eFax.com, our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound faxing capabilities. A leading fax industry analyst recently stated that we are the leader in the “inbound fax supplier” (ASP fax-to-email) market niche, with an approximate 40% market share.

Our Web channel competes primarily against traditional fax machine manufacturers, which are generally large and well-established companies, and also against other ASPs, which we believe are generally privately-held small to mid-size businesses. Our Corporate channel competes primarily against traditional fax machine manufacturers, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and private-held ASPs. Some of these companies have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Patents and Proprietary Rights

We rely on a combination of patents, trademarks, trade secrets, copyrights and contractual agreements to protect our proprietary technology and intellectual property rights.

We have eight issued U.S. and foreign patents and multiple pending U.S. and foreign patent applications, all covering components of our technology. Patents are sought for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced. Our trade secrets are protected through formal procedures that include employee agreements and confidentiality agreements with other entities. We have obtained U.S. copyright registrations for certain proprietary software.

We own and use a number of trademarks in connection with our products and services, including eFax, jConnect, j2 and the j2 logo, eFax Corporate, eFax Broadcast, jBlast, Hotsend, PaperMaster, Email-By-Phone, JFAX and the JFAX logo, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries.

We hold numerous Internet domain names, including “efax.com”, “j2.com”, “j2corporate.com”, “j2global.com” and “jfax.com”. Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as “.net”, “.org”, or “.biz” or with a country designation. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by non-governmental Internet regulatory bodies, while trademarks are enforceable under localized national law. However, the regulation of domain names in the United States and in foreign countries is subject to change. There are plans to continue to establish additional top-level domains, appoint additional domain name registrars and/or modify the requirements for holding domain names in all of the countries in which we conduct business, and we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

We have developed substantially all of our software internally or through outsourced “work for hire” relationships, and have entered into agreements with our software programmers that provide for our ownership of all software and intellectual property. We have licensed from third-parties some components of our software for unlimited use for one-time, up-front payments pursuant to written license agreements. Some of our license agreements provide for a modest additional payment in the event of a subsequent major upgrade.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others.

Government Regulation

Since our services relate principally to the Internet (for example, we convert voice and fax transmissions into digital objects, then transmit them via the Internet to a subscriber’s email Inbox), we are necessarily exposed to legal or regulatory developments affecting either Internet services or telecommunications services in general. As a result of the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, online products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. For example, laws affecting the Internet that are most relevant to our business include:

•	The Internet Tax Nondiscrimination Act, which provides a moratorium on taxes deemed discriminatory in order to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation. The current federal moratorium is scheduled to expire on November 1, 2003, but recent legislation is under consideration to extend the moratorium.

•	The European Union Data Privacy Directive (“Privacy Directive”), which requires E.U. member states to enact legislation creating strong protections governing the use of personal data about individuals. One specific provision of the Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between E.U. countries and the U.S.

•	Various state and proposed federal “anti-spam” laws, which restrict the ability of parties to send unsolicited, commercial email, as well as the E.U. Privacy and Electronic Communications Directive (“Communications Directive”) which imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax and email.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition, there have been various regulations or court cases that address the liability of ISPs regarding their online activities, including in the areas of copyright, fraud, indecency, obscenity, and defamation. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions are subject to regulation by the Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are not subject to direct regulation by the FCC or any other governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. The FCC has recently initiated several proceedings to examine the regulatory framework for the delivery of broadband services in the U.S. While it is impossible to predict the outcome, the FCC’s inquiry may affect the regulatory requirements for the transmission of services such as those we provide. The FCC is also reviewing the system for inter-carrier compensation that may affect the prices we pay for transmission and switching services, while continued regulation of competition in the telecommunications industry may have an indirect effect on our services.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources in a timely fashion. For instance, in the U.S. the FCC has recently decided to allow states to petition for authority to adopt specialized area codes, including area codes that would only contain unified messaging service providers. We have sought reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents. While our petition has been pending, two states have requested authority to adopt special area codes that would include unified messaging, although one state has withdrawn its request. We have opposed the remaining petition, but the outcome of this proceeding could affect our ability to compete in this state, and additional states may apply for similar authority. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future.

The FCC has also ruled that calls to ISPs are jurisdictionally interstate and that ISPs should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on ISPs. The FCC is examining inter-carrier compensation for calls to ISPs, which could affect ISPs’ costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use, decrease the demand for our services and increase our costs.

In addition, the FCC has initiated a review of its regulations, which provide for subsidies internal to the U.S. telecommunications system, which are commonly referred to as the “Universal Service Fund”. Among the proposed changes the FCC is considering imposing a flat fee per telephone line to support the Universal Service Fund. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy being considered by the FCC may also increase our costs and impact our operations.

In the U.S., the Telephone Consumer Protection Act of 1991 (“TCPA”) and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” (also known as “spam”) and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and the FCC’s rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur, and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effects on our operations. The FCC also is presently reviewing its rules implementing unsolicited facsimile provisions of the TCPA. While we do not have reason to believe that this action will directly impact our operations, it is impossible to know what the final provisions will entail and any changes to the rules may impact our operations.

In addition to the E.U.’s E-Commerce Directive, Privacy Directive and Communications Directive (discussed above), other legislation in the E.U. could have a direct impact on business conducted over the Internet. For example, the United Kingdom Defamation Act of 1996 protects an ISP, under certain circumstances, from liability for defamatory materials stored on its servers. However, we note that in a 1999 case, a London court found that an ISP was liable for defamatory statements made by one of its subscribers. Also, the E.U.’s Distance Selling Directive has a direct effect on the use of the Internet for commercial transactions and creates an additional layer of consumer protection legislation with respect to electronic commerce. Furthermore, numerous other regulatory schemes are being contemplated by governmental authorities by both the E.U. and individual member states.

There is also uncertainty as to the impact of foreign legal developments regarding jurisdiction. For instance, in France, a court found that Yahoo! violated French law by failing to prohibit the sale of Nazi paraphernalia to users in France through its Yahoo.com Web site. However, a U.S. Federal District Court subsequently held that French law does not trump free expression rights. In addition, an Australian court recently held that an overseas Web publisher could be sued for defamation in Australia.

Future developments in laws that govern online activities (for example, new laws that impose Internet taxes or require costly technical requirements) might inhibit the growth of the Internet and create uncertainty in the market, or in some other manner have an adverse effect on the Internet. These developments could, in turn, increasingly have a material adverse effect on our business, prospects, financial condition and results of operations.

Seasonality and Backlog

While our business is generally not seasonal, we have experienced and can expect to continue to experience lower levels of sales and usage during periods which have reduced numbers of working days.

We experience no material backlog in sales orders or the provisioning of customer orders.

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

We are devoting significant resources to the development of enhancements to our existing services and to introduce new services. Our research and development expenditures were approximately $3,187,000, $2,535,000 and $2,762,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Employees

As of December 31, 2002, we employed or contracted a total of 156 employees, substantially all of which are in the United States.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Web Availability of Reports

Our corporate Website is www.j2global.com. On this Website, the public can access our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing dates.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered before deciding to invest in our company or to maintain or increase your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected.

We may be unable to sustain growth or profitability.

Our recent quarters have been profitable after years of losses. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Also, we cannot assure you that we will be successful in executing our growth strategy or that achieving our strategic plans will enable us to sustain profitability. Failure to successfully execute any material part of our strategic plan or growth strategy could significantly harm our business, prospects, financial condition, operating results and cash flows. This could occur, for example, if our Corporate services do not achieve wide acceptance.

We may have difficulty continuing to grow our customer base.

Continued growth and retention of our paid user base is critical to our future success. Our long-term success requires that we continuously obtain an increasing number of paid users to replace the users who cancel their service. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that the significant amount of resources we use to continuously improve the quality of our services will be sufficient to maintain customer retention or attract new customers. We believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers to switch to competitors’ services. In addition, some new customers do not become consistent users of our services and, therefore, may be more likely to discontinue their subscription. These factors adversely affect our customer retention rates. Any decline in our customer retention rates could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. If we experience decreases in our paid subscriber base, our business, financial condition, operating results and cash flows will be adversely impacted.

The markets in which we operate are highly competitive.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Report. In addition, it is important to note that some of our competitors include major companies, which have much greater resources than we do, have been in operation for many years and have significantly larger subscriber bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.

Our business could suffer if we cannot obtain telephone numbers, or if we are prohibited from obtaining local numbers.

Our future success depends on our ability to procure large quantities of telephone numbers in the United States and foreign countries. Our ability to procure telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. Failure to obtain telephone numbers in a timely and cost-effective manner may prevent us from entering some foreign markets or hamper our growth in domestic markets, and may have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our ability to procure large quantities of telephone numbers may be particularly limited in area codes of large metropolitan areas, and we may at some point be unable to provide our customers with telephone numbers in the most desirable area codes (e.g., 212 in Manhattan and 171 in London), having to rely instead on new area codes created for these areas, which may not be perceived by our potential customers as having the same value as the desirable area codes. We do not allow customers of our non-paid services to choose the area code for the telephone number we provide for their use, and to some extent this makes our non-paid services less attractive, particularly in comparison to our subscription services, or subscription services provided by others where the customer may select an area code.

In the United States, the FCC has adopted orders that could impede our ability to obtain telephone numbers in existing area codes. The orders permit states to apply to the FCC for authority to implement specialized area codes that would segregate services, such as the ones we provide, along with other services the FCC perceives as being “geographically insensitive”, into unique area codes. Two states, Connecticut and California, have petitioned the FCC for such authority, although California has withdrawn its request. We have opposed the Connecticut petition and have petitioned the FCC for reconsideration of its decision. The outcome of this petition may materially adversely affect our operations if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax to email services, will increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary telephone numbers to accommodate our future growth.

Our services may become subject to burdensome telecommunications regulation, which could increase our costs or restrict our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (carriers). These transmissions are subject to regulation by the FCC, state public utility commissions and foreign governmental authorities. These regulations affect the availability of telephone numbers, the prices we pay for transmission services, the competition we face from other telecommunications service providers and other aspects of our market.

As a messaging and communications services provider, we are not subject to direct regulation by the FCC in the United States. However, as messaging and communications services converge and as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., the FCC regulations provide for subsidies internal to the telecommunications system, which is commonly referred to as the “Universal Service Fund”. The FCC has recently initiated an inquiry to change the way it collects Universal Service Fund payments from telecommunications carriers. Among the proposed changes the FCC is considering is imposing a flat fee per telephone line to support the Universal Service Fund. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy the FCC is considering may also impact our operations.

In the U.S., the Telephone Consumer Protection Act of 1991 (“TCPA”) and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” (also known as “spam”) and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and the FCC’s rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur, and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effects on our operations. The FCC also is presently reviewing its rules implementing unsolicited facsimile provisions of the TCPA. While we do not have reason to believe that this action will directly impact our operations, it is impossible to know what the final provisions will entail and any changes to the rules may impact our operations.

We rely heavily on the revenue generated by our fax services.

Currently, a substantial portion of the overall traffic on our network is fax related. Our future success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, document management and unified messaging solutions.

We believe that one of the attractions to fax versus alternatives, such as email, is that fax signatures are a generally accepted method of executing contracts. There are on-going efforts by governmental and non-governmental entities, many of which possess greater resources than us, to create a universally accepted method for electronically signing documents. Widespread adoption of digital signatures could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

If regulation of the Internet increases, our business may be adversely affected.

There have been various regulations and court cases relating to the liability of Internet service providers with regard to their online activities, which include issues that involve copyright, indecency, obscenity, defamation and fraud. For example, federal and state statutes prohibit the online distribution of certain obscene materials. The law in this area is unsettled, and there may be new legislation and court decisions that could have an adverse impact on our services and/or expose us to certain liabilities.

Additional laws and regulations may be adopted with respect to the Internet, covering or broadening coverage on issues such as support payments to fund Internet availability, taxation, online content, privacy, pricing, defamation, obscenity, indecency, intellectual property and export controls. In fact, current Internet-related legislation may be passed which could have the effect of inhibiting the growth of e-commerce.

Since our services relate principally to the Internet (for example, we convert voice and fax transmissions into emails), we are necessarily exposed to legal or regulatory developments affecting either Internet services or telecommunications services. These regulatory developments could, in turn, increasingly have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our federal and state net operating loss tax carry-forwards may be subject to limitations.

At December 31, 2002, we had available net operating loss carry-forwards of approximately $109 million for federal income tax purposes (“NOL”). The NOL expires at various dates through 2021. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, our ability to utilize NOLs is limited as a result of such “ownership changes”, as defined in the Internal Revenue Code. The NOL carry-forwards attributable to the eFax.com and SureTalk.com subsidiaries before our acquisitions of those companies are further limited according to these provisions.

At December 31, 2002, we had available an NOL of approximately $43 million for state income tax purposes. The NOL expires at various dates through 2013. The State of California has prohibited the use of NOLs to reduce State of California taxes for the years 2002 and 2003. While the applicable legislation provides that NOLs may be used thereafter, there is no assurance that the State of California will not extend this prohibition.

There also is no assurance that either the federal government or the State of California will not in the future enact other legislation having the effect of limiting the availability of our federal and/or state NOLs. Any such limitation could have the effect of increasing our tax liability to the federal government or the State of California.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

Our success depends, to a significant degree, upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Companies in the messaging industry have experienced substantial litigation regarding intellectual property. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial conditions, operating results and cash flows.

A system failure or breach of system or network security could delay or interrupt service to our customers or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss.

Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our customers or other Internet users. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing our services, which may result in significant liability to us and also may deter current and potential customers from using our services. Any damage, failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We have experienced rapid growth that has placed a strain on resources and our failure to manage growth could cause our business to suffer.

We have expanded our operations rapidly and intend to continue this expansion. This expansion has placed, and is expected to continue to place, a significant strain on managerial and operational resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems’ procedures and controls. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

If we fail to expand and upgrade our systems and network infrastructure to accommodate increased traffic, our business may be harmed.

We must continue to expand and adapt our network infrastructure as the number of customers and the volume of messages they transmit or receive increases. The expansion and adaptation of our systems and network infrastructure may require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at commercially reasonable cost or at all.

Our business is highly dependent on our billing system.

Customer billing is a highly complex process, and our billing system must efficiently interface with other third parties’ systems, such as the systems of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and third parties’ systems upon which we rely, such as our credit card processor. In addition, our ability to offer new paid services or alternative billing plans is dependent on our ability to customize our billing system. Any failures or errors in our billing system could materially and adversely affect our business and financial results.

If our software or hardware contains errors, our business could be seriously harmed.

The software and hardware used to operate and provide our services is complex and may contain undetected errors or failures. Such errors or failures may result in a number of adverse consequences, including but not limited to loss of data or revenue, injury to reputation and diversion of development resources.

We may not be able to adapt to technological changes in the messaging, communications and document management industries.

The messaging, communications and document management industries are subject to technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success depends, in part, on our ability to enhance our existing messaging, communications and document management services and to develop new services, functionality and technology that address the increasingly sophisticated and varied needs of prospective subscribers. If we do not properly identify the feature preferences of prospective subscribers, or if we fail to deliver features that meet the standards of these subscribers, our ability to market our service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entail significant technical and business risks and require substantial expenditures and lead-time. We may not be able to keep pace with the latest technological developments. We may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

The messaging, communications and document management industries are undergoing rapid technological changes and new technologies may be superior to the technologies we use.

The messaging, communications and document management industries are subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. Additionally, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. In addition, these services and technologies may not be compatible or operate in a manner sufficient for us to execute our business plan, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may not be able to grow or retain our subscriber base if we are unsuccessful in maintaining our brands and marketing our services.

If we are unsuccessful in maintaining and continuing to market our brand names, such as eFax and jConnect, we may not be able to grow or retain our subscriber base. Promotion of our brands will depend on our success in providing high-quality messaging, communications and document management services. If our subscribers do not perceive our existing services as high quality, or if we introduce new services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace.

Our marketing activities may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results will suffer.

If we do not accurately forecast customer preferences or successfully address service design risks, our reputation could be damaged and our business and operating results could suffer.

We must accurately forecast the features and functionality required by target subscribers, and must design and implement them in a timely and efficient manner. If we fail to accurately determine customer feature requirements or service enhancements, or to develop and market services containing such features or enhancements in a timely and efficient manner, our reputation could be damaged and our business and operating results could suffer materially.

Future acquisitions could result in dilution, operating difficulties and other harmful consequences.

We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate disparate technologies and corporate cultures and manage a geographically dispersed company. Acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities. In addition, we may lose key employees while integrating any new companies. We may pay for some acquisitions by issuing additional Common Stock, which would dilute current stockholders. We may also use cash to make acquisitions. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our stock or impose burdensome financial restrictions on our business.

If our capital requirements, cost structure or revenue vary materially from our current plans, or if unforeseen circumstances occur, we may require additional financing. Financing may not be available on a timely basis, in sufficient amounts or on terms we find acceptable. Any new financing may also dilute shares held by existing stockholders. Any debt financing or other financing through securities senior to Common Stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our Common Stock. Any failure to comply with these covenants or inability to obtain financing would have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our success depends on our retention of our executive officers, senior management and our ability to hire and retain additional key personnel.

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel, some of whom have worked together for only a short period of time. The loss of the services of one or more of our executive officers, senior management or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

The successful operation of our business depends upon the supply of critical elements and marketing relationships from other companies.

We depend upon third parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and telephony connections and for co-location of a significant portion of our communications servers. We use outsourced customer support staff in India. If technical problems are encountered with communication to India, or if the region becomes geopolitically unstable, it may impair our ability to provide customer support. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

To obtain new customers, we have marketing agreements with operators of leading search engines and Websites. These arrangements typically are not exclusive and do not extend over a significant amount of time. Failure to continue these relationships on terms that are acceptable to us, or to obtain adequate replacements for them, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business is dependent on a small number of telecommunications carriers and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers (carriers) offer the telephone number and network services we require. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

Market rates for telecommunications services used in our business have declined significantly in recent years. We do not anticipate that such rates will continue to decline in the future. General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price or adversely affect our business.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets, and contributed to volatility in the stock prices of United States publicly traded companies, such as j2 Global. These attacks have led and may continue to lead to armed hostilities or may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may be subject to risks from global operations.

As we continue to expand our business to operations in countries outside of the United States, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

Future sales of our Common Stock may negatively affect our stock price.

As of February 28, 2003, we had approximately 11.2 million shares of Common Stock outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of Common Stock in the public market or the perception of such sales could cause the market price of our Common Stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Anti-takeover provisions could negatively impact our stockholders.

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

Our stock price may be volatile or may decline.

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•	Assessments of our progress in adding subscribers, and comparisons of our results in this and other areas versus our competitors;

•	Variations between our actual results and investor expectations;

•	New service or technology announcements by us or others, and regulatory or competitive developments affecting our markets;

•	Investor perceptions of us and comparable public companies;

•	Conditions and trends in the communications, messaging and Internet-related industries;

•	Announcements of technological innovations and acquisitions;

•	Introduction of new services by us or our competitors;

•	Developments with respect to intellectual property rights;

•	Conditions and trends in the Internet and other technology industries;

•	Relatively small number of shares outstanding compared to our average daily trading volume;

•	Rumors, gossip or speculation published on public chat or bulletin boards; and

•	General market conditions.

In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly communications and Internet companies. These broad market fluctuations have resulted in a material decline in the market price of our Common Stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our management, board of directors and one large stockholder own a significant percentage of our stock and are able to exercise significant influence.

Our executive officers, senior management, directors and FMR Corp. together beneficially owned over 36% of our Common Stock as of February 28, 2003, excluding shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market prices for their shares of our Common Stock.

Item 2.    Properties

As of December 31, 2002, we leased approximately 28,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. We sublease approximately 50% of this space back to another company, which is also indirectly controlled by our Chairman. This sublease expires in mid-2003, at which point we will utilize and pay for the entire leased space.

We lease an additional 4,400 square feet of office space in Santa Barbara, California under a lease which expires in August 2003. As a result of our January 2003 acquisition of dotCOM, Ltd., a Hong Kong-based company, d/b/a Cyberbox, we lease approximately 670 square feet of office space in Hong Kong under a lease that expires in May 2003. See Note 17 to the accompanying financial statements for further discussion of this acquisition.

All of our network equipment is housed either at our corporate headquarters or at one of our 56 co-location facilities around the world.

Item 3.    Legal Proceedings

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our Common Stock for the periods indicated, as reported by the NASDAQ National Market, and reflects our February 2001 one for four reverse stock split:

	High	Low
Year ended December 31, 2002
First Quarter	$9.00	$4.08
Second Quarter	16.55	6.50
Third Quarter	24.12	15.06
Fourth Quarter	$28.20	$16.23
Year ended December 31, 2001
First Quarter	$3.13	$1.25
Second Quarter	4.15	2.05
Third Quarter	4.35	2.54
Fourth Quarter	$4.95	$2.40

Holders

We had 355 registered stockholders as of December 31, 2002, although there were a much larger number of beneficial owners.

Dividends

We have never declared or paid cash dividends on our Common Stock. We intend to retain earnings to finance future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2002.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 regarding shares outstanding and available for issuance under j2 Global’s existing stock option plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,605,432	$6.70	1,053,668
Equity compensation plans not approved by security holders	105,000	$7.20	—

Total	1,710,432		1,053,668

The number of securities remaining available for future issuance includes 592,061 and 461,607 under the Company’s Second Amended and Restated 1997 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 8 to the accompanying financial statements for a description of each plan.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Year Ended December 31, (In thousands except share and per share amounts)
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues	$48,214	$33,253	$13,933	$7,643	$3,520
Cost of revenues	11,203	13,412	7,312	4,641	3,398

Gross profit	37,011	19,841	6,621	3,002	122
Operating expenses:
Sales and marketing	6,415	4,585	8,671	6,355	4,990
Research and development	3,187	2,535	2,762	1,829	1,226
General and administrative	13,492	13,921	15,385	7,976	4,948
Amortization of goodwill and other intangibles	112	6,924	4,374	—	—
Impairment of acquisition related intangible asset, net of other one time items	—	597	—	—	—

Total operating expenses	23,206	28,562	31,192	16,160	11,164
Operating earnings (loss)	13,805	(8,721)	(24,571)	(13,158)	(11,043)
Interest and other income	541	1,045	2,973	1,579	420
Interest and other expense	(103)	(155)	(617)	(1,430)	(1,353)
Increase in market value of put warrants	—	—	—	—	(5,256)

Earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	14,243	(7,831)	(22,215)	(13,009)	(17,231)
Income tax expense	151	4	4	2	2

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	14,092	(7,835)	(22,219)	(13,011)	(17,233)
Extraordinary item—Loss on extinguishment of debt	—	—	—	(4,428)	—

Earnings (loss) before cumulative effect of change in accounting principle	14,092	(7,835)	(22,219)	(17,439)	(17,233)
Cumulative effect of change in accounting principle	225	—	—	—	—

Net earnings (loss)	14,317	(7,835)	(22,219)	(17,439)	(17,233)
Premiums on preferred stock redemption	—	—	—	(878)	—
Cumulative preferred dividends, accretion of discount attributable to preferred stock and amortization of preferred stock issuance costs	—	—	—	(694)	(495)

Net earnings (loss) attributable to common stockholders	$14,317	$(7,835)	$(22,219)	$(19,011)	$(17,727)

Net earnings (loss) per common share:
Basic	$1.32	$(0.69)	$(2.44)	$(2.71)	$(3.20)
Diluted	$1.20	$(0.69)	$(2.44)	$(2.71)	$(3.20)
Weighted average shares outstanding:
Basic	10,824,130	11,279,647	9,121,236	7,024,748	5,545,490
Diluted	11,896,770	11,279,647	9,121,236	7,024,748	5,545,490

	Year Ended December 31, (In thousands )
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$32,777	$19,087	$23,824	$12,256	$7,279
Working capital	32,108	16,112	19,676	36,555	6,735
Total assets	64,093	49,056	65,305	58,625	10,513
Long-term debt and put warrants	111	28	416	1,537	12,455
Redeemable common and preferred stock (1)	—	—	7,065	7,820	9,317
Total stockholders’ equity (deficiency)	$56,683	$41,140	$46,057	$45,147	$(13,317)

(1)	See Note 4 to the accompanying financial statements for the conditions applicable to the redeemable securities

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in 2003.

Overview

j2 Global Communications, Inc. (“j2 Global”, “Our” or “We”) is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We market our services principally under the brand names eFax®, jConnect®, JFAX®, eFax Corporate®, jBlast®, eFax Broadcast™, Hotsend® and PaperMaster®.

We deliver our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 975 cities in 18 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers, Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of December 31, 2002, we had more than 4.3 million telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”) deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers.

We organize our marketing and sales efforts into three distinct channels: Web, Corporate and Licensed Services. The Web channel, which currently represents the majority of our revenue, markets our eFax® and jConnect® branded services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, an in-house telesales group and word-of-mouth. Introduced in late-2000, the Corporate channel, which is representing an increasing percentage of our revenue, markets our eFax Corporate® branded service to midsize and large businesses, as well as government agencies, through a growing in-house direct sales force. The Corporate channel also markets our eFax Broadcast™ and jBlast® products through an outsourced telesales organization. Our Licensed Services channel seeks to integrate, on an opportunistic basis, our services and network capabilities into third-party product offerings, to sell our software and to license our intellectual property.

Our core services, each of which operates in large and distinct markets, include fax, voicemail, document management, conference calling and unified messaging. Individuals and businesses are already using these services. Our challenge, therefore, is not to introduce new services to prospective customers. Rather, it is to communicate to them how our solutions are more secure, efficient and cost-effective than traditional alternatives.

We generate a substantial portion of our revenue from subscribers that pay through activation, subscription and usage fees. We also generate a small percentage of our overall revenue from advertising to non-paid subscribers (sometimes referred to as “free” subscribers). These “advertising-supported” subscribers, which are managed through our Web channel, also serve as a significant source of new paid subscribers, both for the Web channel and the Corporate channel. This process of migrating advertising-supported customers to paid services is part of our “life cycle management” program. This process includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on our free services set forth in our customer agreements.

Of the more than 4.3 million telephone numbers deployed as of December 31, 2002, our Web channel had approximately 226,000 direct paying telephone numbers and approximately 4.0 million advertising-supported telephone numbers. Our Corporate channel had more than 43,000 telephone numbers deployed. For 2002, our Web channel produced 72% of our revenue and our Corporate channel produced 26%, the remaining balance coming from the Licensed Services channel and other minor sources. The Corporate channel has produced, and we believe will continue to produce, an increasing percentage of our revenue.

We hold patents covering important aspects of our core inbound messaging services. Through our Licensed Services channel we have initiated a patent licensing program in an effort to generate additional revenue and make our technology available for use by others. To date, we have entered into two such licensing arrangements that have thus far generated a small amount of revenue.

While we currently believe the expectations set forth in this Report are achievable, we are subject to several risks, any of which could cause these expectations to not be achieved. See the “Risk Factors” section of this Report for a description of these risks.

Discussion of Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition.    Our revenue consists substantially of monthly recurring and usage based subscription fees. In accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Valuation Of Long-lived and Intangible Assets and Goodwill.    We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS No. 144, we assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

If we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $23.8 million as of December 31, 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Effective the beginning of the first quarter of 2002, we adopted SFAS No. 142. As required by this Statement, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life as of the beginning of 2002. We recorded approximately $5.4 million of amortization on these amounts during 2001 and would have recorded approximately $5.4 million of amortization during 2002. In lieu of amortization, we were required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. In conjunction with the implementation of SFAS No. 142 we completed the required impairment review as of the end of the first and fourth quarters of 2002 and determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives are subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

Valuation Of Deferred Tax Assets.    Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. Based on our historical cumulative losses and other factors, we have determined that it is not more likely than not that we will realize the tax benefits of our net operating loss (“NOL”) and other deferred tax assets for which a full valuation allowance is recorded.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2002	2001	2000
Revenues	100%	100%	100%
Cost of revenues	23	40	52

Gross profit	77	60	48
Operating expenses:
Sales and marketing	13	14	62
Research and development	7	8	20
General and administrative	28	42	110
Amortization of goodwill and other intangibles	—	21	31
Impairment of acquisition related intangible asset, net	—	2	—

Total operating expenses	48	86	224
Operating earnings (loss)	29	(26)	(176)
Interest and other income	(1)	(3)	(21)
Interest and other expense	—	—	4

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	30	(24)	(159)
Income tax expense	—	—	—

Earnings (loss) before cumulative effect of change in accounting principle	29	(24)	(159)
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)	30%	(24)%	(159)%

Revenue Items

Subscriber.    Subscriber revenue is comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenue was $44.3 million, $29.1 million and $12.6 million for the years ended 2002, 2001 and 2000, respectively. The increase in subscriber revenue from 2001 to 2002 was due primarily to an increase in our paying subscribers in both our Web and Corporate channels. The increase in paid subscribers in our Web channel was the result of new Web sign-ups derived from word-of-mouth and increased Internet advertising, and conversions of existing advertising-supported customers to paid services as a result of our “lifecycle management” program. The increase in paid subscribers in our Corporate channel was the result of new customers generated by our direct sales force as well as the conversion of existing advertising-supported customers to paid Corporate accounts. The increase in subscriber revenue from 2000 to 2001 was due primarily to an increased number of subscribers, principally through our acquisition of eFax.com in November 2000, as well as a price increase to eFax subscribers effective February 2001. Our number of subscribers (both paid and advertising-supported) was greater than 4 million as of December 31, 2002, 2001 and 2000, although the percentage of paid subscribers has increased year-over-year. Web revenue represented 72% and 78% of our subscriber revenues as of December 31, 2002 and 2001, respectively. Corporate revenue represented 28% and 22% of our subscriber revenues as of December 31, 2002 and 2001, respectively. The Web and Corporate channels were introduced in late-2000 and, as such, we did not distinguish between these sources of subscriber revenues separately in fiscal 2000.

Advertising.    Advertising revenue, a component of our Web channel, was $3.0 million, $2.1 million and $754,000 for the years ended 2002, 2001 and 2000, respectively. We generate advertising revenue primarily by delivering email messages on behalf of advertisers to our customers who elect to receive such messages. The overall increase in advertising revenue year-over-year was due primarily to our acquisition of additional demographics on our free customers, which made them more attractive to advertisers, and increased brand recognition principally through our acquisition of eFax.com, offset by a generally weaker advertising market in 2002 and 2001. We expect the Internet advertising market to remain weak in 2003, and as a result our advertising revenue may decline in 2003 unless we are able to offset that decline by offering added value to our advertisers.

Licensed Services and Other.    For 2002, our Licensed Services channel and other revenue consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines, which we no longer produce, and revenues from licensing our document management software. For 2001 and 2000, Licensed Services channel and other revenue consisted primarily of inventory sales of consumable products to users of existing eFax.com fax machines and royalties related to the sales of such products through subsequent licensing arrangements. On February 15, 2001, we sold, at book value, our remaining consumables inventory to a third party and simultaneously entered into a royalty based agreement with that party for future consumable sales. Licensed Services channel and other revenue was $879,000, $2.0 million and $554,000 for the years ended 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 resulted from the expiration of one of the licensing agreements in effect during 2001 and from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired. The increase from 2000 to 2001 resulted from inventory sales and related licensing royalties throughout 2001, as our acquisition of eFax.com occurred in November 2000.

Revenues by Channel.    For the year ended December 31, 2002 our Web, Corporate and Licensed Services channel revenue represented 72%, 26% and 2% of our revenues, respectively. For the year ended December 31, 2001, our Web, Corporate and Licensed Services channel revenue represented 75%, 19% and 6% of our revenues, respectively. The Web and Corporate channels were introduced in late-2000 and, as such, we did not distinguish between these sources of subscriber revenues separately in fiscal 2000. The primary reason for the change in these revenue percentages across the sales channels was the faster rate of growth of our Corporate channel in 2002. We expect our Corporate channel to continue to represent an increasing percentage of our revenues in the future.

Cost of Revenues.    Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues were $11.2 million, or 23% of revenue, $13.4 million, or 40% of revenue, and $7.3 million, or 52% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in cost of revenues from 2001 to 2002 was due primarily to consolidation of various components of our infrastructure, increased network efficiency and our ability to negotiate reduced costs with several of our vendors. The increase in cost of revenues from 2000 to 2001 reflects the cost of building and expanding our server and networking infrastructure and customer support services to accommodate the growth of our subscriber base. Cost of revenues as a percentage of revenue decreased from year-to-year as a result of our ability to negotiate reduced costs with several of our vendors, the consolidation of various components of our infrastructure and overall increases in revenue over the same periods, relative to the fixed costs to support that revenue.

Operating Expenses

Sales and Marketing.    For 2002 and 2001, our sales and marketing costs consisted primarily of payments to sales and marketing personnel, customer acquisition payments, advertising expenses, consulting services, promotional and public relations activities, trade show appearances and other business development activities. For 2000, our sales and marketing costs consisted primarily of payments with respect to strategic alliances, sales and marketing personnel, advertising expenses, consulting services, promotional and public relations activities, and other business development activities.

Prior to late-2000, we relied heavily on marketing and advertising relationships that required fixed payments without regard to the number of customers acquired. Since then and on a go-forward basis, we have continually evaluated each advertising relationship in terms of the effectiveness of acquiring Web customers and overall return on investment. The implementation of this evaluation process resulted in the elimination and expiration of several marketing and advertising relationships in late-2000 and throughout 2001. In 2002, we entered into several marketing and advertising relationships, which we believe are effective in acquiring Web customers while providing an acceptable return on investment. These relationships consist primarily of fixed cost, impression-based and cost-per-click advertising arrangements with an array of online service providers.

Sales and marketing expenses were $6.4 million, or 13% of revenue, $4.6 million, or 14% of revenue, and $8.7 million, or 62% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 was due primarily to the identification of additional marketing and advertising relationships that were effective in acquiring Web customers, a more aggressive customer acquisition campaign and additional selling personnel added to the Corporate channel sales department, offset by a non-recurring recovery of a marketing payment. See Note 6 to the accompanying financial statements for a description of this non-recurring recovery. The decrease from 2000 to 2001 resulted primarily from the elimination and expiration of fixed cost online advertising arrangements.

Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the years ended December 31, 2002, 2001 and 2000, total amounts expensed under these agreements were $522,000, zero and $4,436,000, respectively.

Research and Development.    Our research and development costs consist primarily of personnel related costs. Research and development costs were $3.2 million, or 7% of revenue, $2.5 million, or 8% of revenue, and $2.8 million, or 20% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in research and development costs from 2001 to 2002 was primarily due to an increase in personnel costs to: maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research and development costs as a percentage of revenue decreased from year-over-year as a result of increases in revenue over the same periods versus a more stable level of research and development expenses.

General and Administrative.    Our general and administrative costs consist primarily of personnel related expenses, professional services and occupancy costs. General and administrative costs were $13.5 million, or 28% of revenue, $13.9 million, or 42% of revenue, and $15.4 million, or 110% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in general and administrative costs from 2000 to 2001 was primarily due to higher 2000 expenses relating to an equity investment in an unconsolidated subsidiary, realized loss on sale of an investment and stock based compensation expense. General and administrative costs as a percentage of revenue decreased from year-over-year as a result of increases in revenue over the same periods versus a stable level of general and administrative expenses.

Our stock compensation expense, which is included in general and administrative, is comprised primarily of amortization of deferred compensation of approximately $93,000, $236,000 and $443,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Amortization of Goodwill and Other Intangibles.    In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Effective the beginning of the first quarter of 2002, we adopted SFAS No. 142. As required by this Statement, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life as of the beginning of 2002. We recorded approximately $5.4 million of amortization on these amounts during 2001 and would have recorded approximately $5.4 million of amortization during 2002. In lieu of amortization, we were required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. In conjunction with the implementation of SFAS No. 142, we completed the required impairment review as of the end of the first and fourth quarters of 2002 and determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives are subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a change in accounting principle. As of January 1, 2002, we had an unamortized deferred credit of approximately $225,000 related to such a business combination. We recognized this amount in the accompanying statement of operations.

Amortization of goodwill and other intangibles aggregated $112,000, $6.9 million and $4.4 million as of December 31, 2002, 2001 and 2000, respectively. The $112,000 as of December 31, 2002 represented amortization for an intangible asset with a finite useful life under SFAS No. 142. This intangible asset was fully amortized as of January 2002. The increase in amortization of goodwill and other intangibles from 2000 to 2001 is attributable to our acquisition of eFax.com in November of 2000.

Impairment of Acquisition Related Intangibles, Net.    In March 2000, we acquired substantially all of the assets of TimeShift, Inc, a privately-held Internet technology company based in San Francisco, California for $1.1 million in Common Stock, valued at the average closing price at the acquisition date. A substantial portion of the allocation of TimeShift’s assets was classified as an intangible asset related to a favorable operating lease. During the fourth quarter of 2001, we determined that this asset was permanently impaired due to continuing weakness in the San Francisco commercial real estate market. As a result, in that quarter we wrote off the remaining asset value of approximately $752,000. We had two additional one-time claim items related to the TimeShift acquisition, netting to approximately $155,000 of income in 2001.

Interest and Other Income.    Our interest and other income are primarily related to interest earned on cash, cash equivalents and marketable securities. Interest and other income amounted to approximately $541,000, $1,045,000 and $2,973,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in interest and other income year-over-year was primarily due to higher interest rates earned on cash and investments in 2001 and 2000 (notwithstanding higher cash and investment balances in 2002) and certain real estate related sublease income in 2001 that was not present in 2002. Included in interest and other income as of December 31, 2002 is a gain of approximately $162,000 relating to the sale of a portion of an investment.

Interest and Other Expense.    Our interest and other expense amounted to approximately $103,000, $155,000 and $618,000 for the years ended December 31, 2002, 2001 and 2000, respectively. For 2002 and 2001, interest and other expense was primarily related to interest on capital lease obligations and long-term debt. For 2000, interest and other expense was primarily related to interest on capital lease obligations and long-term debt, equity in the dissolution of a joint venture and a permanent impairment of a corporate debt security.

Income Taxes.    As of December 31, 2002, we had federal and state (California) NOL carry-forwards of approximately $109 million and $43 million, respectively. These NOL carry-forwards expire through the year 2021 for the federal NOL and 2013 for the state NOL. In addition, as of December 31, 2002, we had federal and state research and development tax credits of $940,000 and $630,000, respectively, which expire through the year 2021 for federal purposes and last indefinitely for state purposes.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, our ability to utilize NOLs is limited as a result of such “ownership changes”, as defined in the Internal Revenue Code. The NOL carry-forwards attributable to the eFax.com and SureTalk.com subsidiaries before our acquisitions of those companies are further limited according to these provisions. We currently estimate that approximately $53 million of the federal NOL and $43 million of the state NOL will be available for use before their expiration.

Income tax expense amounted to approximately $151,000, $4,000 and $4,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing NOL carry-forwards in the 2002 and 2003 tax years only. As a result, 2002 state tax expense of $151,000 consisted of apportioned California taxes offset by certain state research and development tax credits. For 2003, we expect to incur California income tax expense of approximately 5% of income before taxes.

Liquidity and Capital Resources

At December 31, 2002, our primary source of liquidity consisted of $32.8 million in cash and cash equivalents.

Net cash provided by (used in) operating activities was $16.4 million, $2.9 million and ($11.4 million) for the years ended December 31, 2002, 2001 and 2000, respectively. For 2002, the net cash provided by operating activities primarily resulted from our operating earnings, supplemented by depreciation and amortization and increases in deferred revenue, offset by the recovery of a marketing payment, increases in accounts receivable and decreases in accounts payable. See Note 6 to the accompanying financial statements for a description of this non-recurring marketing recovery. For 2001, the net cash provided by operating activities primarily resulted from our net loss from operations and an increase in accounts receivable, offset by depreciation and amortization and an increase in prepaid expenses. For 2000, the principal uses of cash for operating activities were to fund our net loss from operations, offset by depreciation and amortization and a decrease in prepaid expenses.

Net cash provided by (used in) investing activities was approximately ($2.9 million), ($563,000) and $23.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities in 2002 was primarily comprised of purchases of furniture, fixtures and equipment. Net cash used in investing activities in 2001 primarily consisted of purchases of furniture, fixtures, equipment and intangible assets and payments of accrued exit costs, offset by redemptions of investments. Net cash provided by investing activities in 2000 was due to maturities of investments offset by purchases of property and equipment and the acquisition of eFax.com.

Net cash provided by (used in) financing activities was approximately $222,000, ($7.1 million) and ($922,000) for the years ended 2002, 2001 and 2000, respectively. Net cash provided by financing activities in 2002 was comprised primarily of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of long-term debt. Net cash used in financing activities in 2001 was due primarily to repurchases of Common Stock and repayments of loans payable. Net cash used in financing activities in 2000 was primarily due to repayments of loans and capital leases payable.

We finance a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were approximately $847,000, $682,000 and $2,164,000 at December 31, 2002, 2001 and 2000, respectively. For 2003, we expect to increase our levels of financing under capital lease and/or loan arrangements if the cost of funds remains attractive to us.

We currently anticipate that our existing cash and cash equivalent balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations and commitments as of December 31, 2002:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$560	$449	$111	$—	$—
Capital leases	287	147	140	—	—
Operating leases	4,974	752	2,097	708	1,416
Marketing agreement	375	375	—	—	—

	$6,196	$1,723	$2,348	$708	$1,416

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are generally denominated in U.S. dollars. However, we invest our cash primarily in high grade, short-term, interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

j2 Global Communications, Inc.

We have audited the accompanying consolidated balance sheet of j2 Global Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note (2)(g) to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, effective January 1, 2002.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 27, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

j2 Global Communications, Inc.:

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 15, 2002

j2 Global Communications, Inc.

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and cash equivalents	$32,776,841	$19,087,053
Accounts receivable, net of allowances of $233,000 and $1,104,000, respectively	5,082,137	3,615,099
Prepaid expenses	563,492	471,413
Other current assets	844,953	826,539

Total current assets	39,267,423	24,000,104
Furniture, fixtures and equipment, net	6,500,464	6,066,012
Goodwill, net	15,336,845	15,778,099
Other purchased intangibles, net	1,986,831	1,967,859
Other assets	1,001,643	1,244,127

Total assets	$64,093,206	$49,056,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,895,879	$4,877,198
Deferred revenue	2,615,048	1,406,122
Current portion of capital lease payable	146,820	253,854
Current portion of long-term debt	449,091	400,587
Accrued exit costs	—	898,472
Other	52,000	52,000

Total current liabilities	7,158,838	7,888,233
Capital lease payable	140,523	—
Long-term debt	110,589	27,896

Total liabilities	7,409,950	7,916,129

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 50,000,000 at December 31, 2002 and 2001; total issued and outstanding 11,047,790 and 10,727,722 shares at December 31, 2002 and 2001, respectively	119,629	115,807
Additional paid-in capital	117,196,915	115,331,548
Treasury stock, at cost	(4,642,521)	(3,721,534)
Notes receivable from stockholders, net of allowances of $21,000 and $175,000, respectively	(9,230)	(287,096)
Accumulated deficit	(55,981,537)	(70,298,653)

Total stockholders’ equity	56,683,256	41,140,072

Total liabilities and stockholders’ equity	$64,093,206	$49,056,201

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Subscriber	$44,304,819	$29,091,095	$12,624,910
Advertising	3,029,481	2,136,959	753,941
Licensed services and other	879,447	2,024,609	554,495

	48,213,747	33,252,663	13,933,346
Cost of revenues:
Subscriber	11,202,434	12,961,846	7,092,778
Other	—	450,000	219,343

	11,202,434	13,411,846	7,312,121
Gross profit	37,011,313	19,840,817	6,621,225

Operating expenses:
Sales and marketing	6,414,601	4,584,795	8,671,124
Research and development	3,187,130	2,534,958	2,761,742
General and administrative	13,491,235	13,921,518	15,384,594
Amortization of goodwill and other intangibles	112,500	6,924,314	4,374,224
Impairment of acquisition-related intangible asset, net	—	596,824	—

Total operating expenses	23,205,466	28,562,409	31,191,684

Operating earnings (loss)	13,805,847	(8,721,592)	(24,570,459)
Other income (expenses):
Interest and other income	540,687	1,045,492	2,973,412
Interest and other expense	(102,781)	(154,706)	(617,707)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	14,243,753	(7,830,806)	(22,214,754)
Income tax expense:	151,355	4,000	4,052

Earnings (loss) before cumulative effect of change in accounting principle	14,092,398	(7,834,806)	(22,218,806)
Cumulative effect of change in accounting principle	224,718	—	—

Net earnings (loss)	$14,317,116	$(7,834,806)	$(22,218,806)

Net earnings (loss) per common share:
Basic	$1.32	$(0.69)	$(2.44)
Diluted	$1.20	$(0.69)	$(2.44)
Weighted average shares outstanding:
Basic	10,824,130	11,279,647	9,121,236
Diluted	11,896,770	11,279,647	9,121,236

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002, 2001 and 2000

	Common stock		Additional paid-in capital	Treasury stock		Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income	Unearned compensation	Stockholders’ equity	Comprehensive income (loss)
	Shares	Amount		Shares	Amount
Balance, December 31, 1999	7,635,655	$76,343	$88,362,278	—	—	$(2,279,619)	$(40,245,341)	$649,046	$(1,415,442)	$45,147,265	$(16,790,057)
Issuance of common stock	2,976,077	29,774	17,564,566	—	—	—	—	—	—	17,594,327	—
Issuance of warrants for the acquisition of eFax.com	—	—	1,558,725	—	—	—	—	—	—	1,558,725	—
Acquisition of treasury stock	—	—	—	(62,733)	(760,618)	760,618	—	—	—	—	—
Exercise of stock options and warrants	365,670	3,657	86,599	—	—	—	—	—	—	90,269	—
Stock issued for reduction of note payable	—	—	3,069,162	—	—	—	—	—	—	3,069,162	—
Unearned compensation	20,000	200	422,200	—	—	—	—	—	(422,400)	—	—
Amortization of unearned compensation	—	—	(396,259)	—	—	—	—	—	829,033	432,774	—
Repayments of notes receivable	—	—	—	—	—	132,179	—	—	—	132,179	—
Unrealized loss on investment	—	—	—	—	—	—	—	(649,046)	—	(649,046)	(649,046)
Reclassification of shareholder notes	—	—	—	—	—	900,001	—	—	—	900,001	—
Net loss	—	—	—	—	—	—	(22,218,806)	—	—	(22,218,806)	(22,218,806)

Balance, December 31, 2000	10,997,402	109,974	110,667,271	(62,733)	(760,618)	(486,821)	(62,464,147)	—	(1,008,809)	46,056,850	(22,867,852)
Issuance of common stock	5,061	51	5,761	—	—	—	—	—	—	5,812	—
Unearned compensation	—	—	(772,636)	—	—	—	—	—	772,636	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	236,173	236,173	—
Redeemable common stock sold to 3rd party	300,003	3,000	3,837,035	—	—	—	—	—	—	3,840,035	—
Conversion of redeemable stock to Treasury	251,922	2,519	3,222,079	(251,922)	(911,024)	—	—	—	—	2,313,574	—
Repurchase of common stock	—	—	—	(149,826)	(485,480)	—	—	—	—	(485,480)	—
Issuance of common stock under employee stock purchase plan	—	—	—	8,839	24,484	—	—	—	—	24,484	—
Purchase of outstanding warrants	—	—	(2,625,200)	(397,224)	(1,588,896)	—	—	—	—	(4,214,096)	—
Repayment of notes receivable from stockholders	—	—	—	—	—	24,370	—	—	—	24,370	—
Valuation reserve on notes receivable from stockholders	—	—	—	—	—	175,355	—	—	—	175,355	—
Conversion of puttable shares	26,250	263	997,237	—	—	—	—	—	—	997,500	—
Net loss	—	—	—	—	—	—	(7,834,506)	—	—	(7,834,506)	(7,834,506)

Balance, December 31, 2001	11,580,638	115,807	115,331,548	(852,866)	(3,721,534)	(287,096)	(70,298,653)	—	—	41,140,072	(7,834,506)
Exercise of stock options	352,679	3,527	1,515,273	—	—	—	—	—	—	1,518,800	—
Repayment of notes receivable from stockholders	—	—	—	—	—	33,870	—	—	—	33,870	—
Stock-based compensation	—	—	93,221	—	—	—	—	—	—	93,221	—
Repurchase of common stock	—	—	—	(36,215)	(227,047)	264,856	—	—	—	37,809	—
Valuation reserve on notes receivable from stockholders	—	—	—	—	—	(20,861)	—	—	—	(20,861)	—
Settlement of sales and marketing agreement	—	—	—	(26,000)	(693,940)	—	—	—	—	(693,940)	—
Purchase of outstanding warrants	—	—	(98,000)	—	—	—	—	—	—	(98,000)	—
Non-cash income tax expense	—	—	151,355	—	—	—	—	—	—	151,355	—
Issuance of common stock under employee stock purchase plan	29,554	295	203,519	—	—	—	—	—	—	203,814	—
Net earnings	—	—	—	—	—	—	14,317,116		—	14,317,116	14,317,116

Balance, December 31, 2002	11,962,871	$119,629	$117,196,915	(915,081)	$(4,642,521)	$(9,230)	$(55,981,537)	$—	$—	$56,683,256	$14,317,116

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$14,317,116	$(7,834,506)	$(22,218,806)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,488,432	9,457,966	6,581,473
Loss on repurchase of treasury stock	16,949	—	—
Equity in loss of joint venture	—	—	417,773
Gain on sale of investment	(161,995)	—	—
Amortization of unearned compensation	—	236,174	406,633
Realized loss on disposal of marketable equity securities	—	—	255,000
Stock-based compensation	93,221	—	—
Compensation expense in exchange for note reduction	194,726	380,769	370,000
Non-cash income tax expense	151,355	—	—
Recovery of marketing payment	(693,940)	—	—
Cumulative effect of change in accounting principle	(224,718)	—	—
Impairment of intangible asset	—	752,000	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(1,487,472)	(1,229,349)	(788,357)
Interest receivable	73,877	125,600	344,778
Prepaid expenses	603,066	1,112,113	2,047,512
Other assets	(241,858)	466,919	672,612
(Decrease) increase in:
Accounts payable	(981,319)	(419,832)	1,010,522
Deferred revenue	1,208,926	(79,079)	(252,903)
Other current liabilities	—	(81,728)	(238,221)

Net cash provided by (used in) operating activities	16,356,370	2,887,047	(11,391,984)
Cash flows from investing activities:
Purchase of furniture, fixtures and equipment	(2,828,971)	(2,717,404)	(3,035,905)
Purchase of intangible asset	(200,000)	(600,000)	—
Redemption of investments, net	—	4,282,797	32,311,566
Proceeds from sale of investment	169,506	—	—
Payment of accrued exit costs	(232,500)	(1,207,450)	(539,233)
Acquisition of business, net of cash received	—	—	(4,854,392)
Advance of note receivable	—	(500,800)	—
Repayment of notes receivable	203,866	—	—
Other	—	180,323	—

Net cash (used in) provided by investing activities	(2,888,099)	(562,534)	23,882,036
Cash flows from financing activities:
Issuance of notes receivable from stockholders	—	—	50,000
Issuance of common stock under employee stock purchase plan	203,819	—	—
Exercise of stock options	1,518,800	5,812	103,763
Purchase of outstanding warrants	(98,000)	—	—
Repurchase of common stock	—	(5,586,116)	—
Repayment of long-term debt and capital leases	(1,403,098)	(1,481,558)	(1,075,900)

Net cash provided by (used in) financing activities	221,517	(7,061,862)	(922,137)

Net increase (decrease) in cash and cash equivalents	13,689,788	(4,737,349)	11,567,915
Cash and cash equivalents at beginning of year	19,087,053	23,824,402	12,256,488

Cash and cash equivalents at end of year	$32,776,841	$19,087,053	$23,824,403

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(1)    Organization

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. The Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. It offers faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. j2 Global markets its services principally under the brand names eFax®, jConnect®, JFAX®, eFax Corporate®, jBlast®, eFax Broadcast™, Hotsend® and PaperMaster®.

The Company delivers its services through its global telephony/Internet Protocol (“IP”) network, which covers more than 975 cities in 18 countries across 5 continents. j2 Global has created this network, and continuously seeks to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers, Internet bandwidth and co-location space for its equipment. In addition, the Company has expanded this network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of December 31, 2002, j2 Global had more than 4.3 million telephone numbers deployed to its customers. In addition, it maintains an inventory of additional telephone numbers to be assigned to new customers.

(2)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries; eFax.com, Inc., SureTalk.com, Inc., Documagix, Inc., ProtoDyne, Inc. and j2 Latin America, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

(b)    Revenue Recognition

The Company’s subscriber revenue substantially consists of monthly recurring subscription and usage based fees, which are primarily paid in advance by credit card. In accordance with accounting principles generally accepted in the United States (“GAAP”) and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of subscription and usage based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

The Company’s advertising revenue primarily consists of revenue derived by delivering email messages on behalf of advertisers to our customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

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

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

(e)    Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

(f)    Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)    Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Effective the beginning of the first quarter of 2002, the Company adopted SFAS No. 142. As required by this Statement, the Company discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life as of the beginning of fiscal 2002. The Company recorded approximately $5.4 million of amortization on these amounts during 2001 and would have recorded approximately $5.4 million of amortization during 2002. In lieu of amortization, the Company was required to perform an initial impairment review of its goodwill and trade name in 2002 and an annual impairment review thereafter. In conjunction with the implementation of SFAS No.142, the Company completed the required impairment review as of the end of the first and fourth quarters of 2002 and determined that the fair value of the Company’s goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded.

SFAS No. 142 also requires that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a change in accounting principle. As of January 1, 2002, the Company had an unamortized deferred credit of $225,000 related to such a business combination. The Company recognized such amount in the accompanying statement of operations.

In 2002, the Company reduced the carrying amount of goodwill by $666,000, which represents the difference between the actual settlement amount of acquisition integration costs and the previous estimated accrual. See the related discussion of integration costs in Note 14, below.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 8 years on a straight-line basis. Amortization of these assets for the years ended December 31, 2003 through 2007 will approximate $100,000 per year. Goodwill and a trade name with an indefinite life are recorded net of accumulated amortization through December 31, 2001. As of December 31, 2002, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows:

Intangible assets subject to amortization	Amortization period	Historical cost	Accumulated amortization	Net
Acquired product technology rights:
Patent	8 years	$805,000	$94,323	$710,677
Other	3 years	32,247	23,952	8,295

Intangible assets not subject to amortization
Goodwill		23,518,315	8,181,470	15,336,845
Indefinite-lived trade name		$1,500,000	$232,141	$1,267,859

Pro Forma Information—SFAS 142 Transitional Disclosure

The table below presents net income and basic and diluted Earnings Per Share (“EPS”) for the year ended December 31, 2002 compared with those amounts for the same period in 2001 and 2000, adjusted to exclude amortization of goodwill and an indefinite-lived trade name.

	Year Ended December 31,
	2002	2001	2000
Reported net earnings (loss)	$14,317	$(7,835)	$(22,219)
Add:
Amortization of goodwill and a trade name	—	5,441	3,056
Less:
Cumulative effect of change in accounting principle	(225)	—	—

Adjusted net earnings (loss)	$14,092	$(2,394)	$(19,163)

Basic net earnings (loss) per common share
As reported	$1.32	$(0.69)	$(2.44)
As adjusted	$1.30	$(0.21)	$(2.10)

Diluted net earnings (loss) per common share
As reported	$1.20	$(0.69)	$(2.44)
As adjusted	$1.18	$(0.21)	$(2.10)

(h)    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture and equipment are five years and a range of two to five years, respectively. The estimated useful life of fixtures, which are comprised primarily of leasehold improvements, as well as equipment under capital leases are amortized on a straight-line basis over the shorter of the lease term or their estimated useful lives.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to realize the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly.

(j)    Accounting for Stock Options

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, except for certain options issued in 1999, as discussed above, no compensation cost using the intrinsic value method has been recognized for its stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:

		Years Ended December 31,
		2002	2001	2000
Net earnings (loss)	As reported	$14,317,116	$(7,834,806)	$(22,218,806)

	Pro forma	13,044,861	(8,823,099)	(24,775,958)

Basic net earnings (loss) per common share	As reported	$1.32	$(0.69)	$(2.44)

	Pro forma	$1.21	$(0.78)	$(2.72)

Diluted net earnings (loss) per common share	As reported	$1.20	$(0.69)	$(2.44)

	Pro forma	$1.10	$(0.78)	$(2.72)

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 were $11.65, $1.77 and $3.00, respectively, on the date of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	3.6%	4.0%	5.5%
Expected volatility	104%	50%	50%
Expected life (in years)	5.00	5.00	5.00

(k)    Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and revenues and expenses, and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

(l)    Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002 and 2001, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to us.

(m)    Earnings Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 1,072,640 in 2002 were used in the calculation of diluted earnings per common share. Diluted loss per common share for 2001 and 2000 is based only on the weighted average number of common shares outstanding during each period, as the inclusion of common share equivalents would have been anti-dilutive.

(n)    Reclassifications

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

(o)    Segment Reporting

The Company operates in one reportable segment: unified messaging and communications services and document management solutions, which provides for the delivery of fax and voice messages via the telephone and Internet networks. The Company’s services are distributed primarily over the Internet, and thus, the Company considers that it operates in one geographic segment.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p)    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. Under SFAS No. 143, the Company is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company is also required to record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of SFAS No. 143 in 2002 and it did not have a material impact on its financial position or consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company does not expect the adoption of SFAS No. 146 on January 1, 2003 to have a material effect on its financial condition, results of operations or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 will be effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements will be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial condition, results of operations or liquidity.

(3)    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, stated at cost, at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Computers and related equipment	$13,719,470	$10,787,129
Furniture and equipment	483,318	360,402
Capital leases	1,349,343	1,019,994
Leasehold improvements	1,130,338	817,198

	16,682,469	12,984,723
Less: Accumulated depreciation and amortization	(10,182,005)	(6,918,711)

	$6,500,464	$6,066,012

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in accumulated amortization at December 31, 2002 and 2001 is approximately $1,094,000 and $853,000, respectively, related to capital leases. Amortization expense related to capital leases aggregated $240,000, $125,000 and $177,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)    Redeemable Securities and Stockholders’ Equity

(a) Private	Placement Offering

In June 1998, the Company completed a private placement offering of Senior Subordinated Notes (“Notes”), Common Stock (“Common Shares”) and Series A Usable Redeemable Preferred Stock (“Preferred Shares”) with 3,125,000 detachable warrants (“Warrants”) for proceeds aggregating $15.0 million before offering expenses. The offering consisted of the following components:

(i)    Notes and Common Shares

$10.0 million principal amount of Notes together with 551,925 “puttable” Common Shares were issued for combined proceeds of $10.0 million. The Notes bore interest at 10% per annum and were due on June 30, 2004. In accordance with the Notes, the Company issued additional interest notes together with a proportionate number of additional Common Shares in lieu of interest payments for the period July through December 1998. The Common Shares issued in this transaction, including shares issued in connection with interest notes, were subject to certain put rights by the holders at $12.80 per share upon a change of control on or before July 1, 2003. The Company accreted to the redemption amount (fair market value) of the Common Shares through a charge to additional paid-in capital using the straight-line method. The Notes and Common Shares were recorded at their fair values at the date of issuance of approximately $4,955,000 and $5,045,000, respectively. The discount attributable to the Notes was amortized to interest expense over the term of the Notes using the interest method.

On July 30, 1999, the Company redeemed all of the Notes for $10,591,000, which included the $10,000,000 principal amount, $511,000 in additional interest notes and $85,000 in accrued interest. In connection with this redemption, the Company recognized an extraordinary charge of $4,428,000.

During June 2001, the Company closed an off-market purchase of 251,922 of the “puttable” Common Shares for approximately $911,000 in cash (redeemable security value of approximately $3,225,000). The fair value paid for these Common Shares, and the difference between their fair value and their carrying value, were recorded as treasury stock and additional paid in capital, respectively, in the stockholders’ equity section in the accompanying 2001 consolidated balance sheet.

Also during June 2001, the holder of the remaining 300,003 “puttable” Common Shares sold those Shares to a third party unaffiliated with the Company. In connection with this sale, the put feature associated with these Common Shares was eliminated and, as such, the Company has reclassified the carrying value of these Shares of approximately $3,840,000 to stockholders’ equity in the accompanying 2001 balance sheet.

As of December 31, 2002 and 2001, none of the Notes or “puttable” Common Shares were outstanding.

(ii)    Preferred Shares and Warrants

The Company issued 5,000 Preferred Shares having a stated value of $5.0 million, together with Warrants to acquire 781,250 shares of its Common Stock with an exercise price of $9.60 per share, for combined proceeds of $5.0 million. The Preferred Shares were entitled to cumulative dividends at 15% per annum based on the stated value and accrued and unpaid dividends. Until the dividend payment date of June 30, 2005, the Company had the

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option of accruing dividends or paying in cash. The Warrants (“preferred share warrants”) are subject to certain “put” rights by the holders upon a change of control of the Company. The preferred share warrants are exercisable by the holders at $9.60 per share at any time until June 30, 2005. From date of issuance through August 1999 the Company accreted to the mandatory redemption amount through a charge to additional paid-in capital using the straight-line method.

In connection with the placement of Notes, Warrants and Preferred and Common Shares, an additional 67,187 warrants were issued to the placement agent (“placement agent warrants”). Such warrants carry the same exercise price and put features as the preferred share warrants.

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

In February and March 2000, the Company issued a total of 347,367 shares of its Common Stock to investors who had received preferred share and placement agent warrants. These investors exercised their rights to exercise the Warrants on a cashless basis, exchanging Warrants to purchase 570,310 shares of the Company’s Common Stock (including all placement agent warrants) for 347,367 shares of its Common Stock.

In June 2001, the Company repurchased additional preferred share warrants to purchase 117,188 shares of its Common Stock for an immaterial amount.

At December 31, 2002, there remained outstanding Warrants to purchase a total of 160,939 shares of the Company’s Common Stock at $9.60 per share.

(b) Other	Warrants

In addition to the Warrants described in Note (a) above, in 1999 the Company issued warrants to a financing company and an internet service provider to purchase an aggregate of 69,791 shares of Common Stock at $9.60 per share. These warrants remained outstanding as of December 31, 2002 and expire from October 15, 2004 through April 21, 2005.

(c) Stock	Repurchase Program

In June 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which, through December 31, 2001, the Company was authorized to repurchase up to $2 million of its Common Stock through one or more open or off-market transactions. As of October 31, 2001, the Company had purchased an aggregate of $1.3 million in Common Stock under the program.

In the fourth quarter of 2001, the Company purchased an additional 422,224 common shares and 656,250 common share equivalents for an aggregate purchase price of approximately $4,306,000, and expanded the existing stock repurchase program to permit these purchases. The Company’s stock repurchase program expired on December 31, 2001.

The Company may in the future approve additional repurchase programs as its Board of Directors deems appropriate and in the best interests of the Company and its shareholders.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Notes	Receivable from Stockholders

As of December 31, 2002 and 2001, notes receivable from stockholders issued in connection with sales of Common Stock aggregated approximately $9,000 and $287,000, respectively. As of December 31, 2002 and 2001 these notes were secured by 2,669 and 77,820 shares, respectively, of the Company’s Common Stock and bore interest at rates ranging from 4.25% to 7%. At December 31, 2002, these notes had matured. The Company is pursuing collection of overdue notes.

(5)    Related Party Transactions

(a) Lease	and Related Cost Sharing Arrangements

During the last three fiscal years, the Company entered into several transactions with companies that are affiliated with the Chairman of the Company’s Board of Directors. These transactions arose because the Company and these firms affiliated with its Chairman have maintained offices at the same location, and consist primarily of lease and related cost sharing arrangements.

In 2000, the Company moved its headquarters to its present location, and entered into a lease with CIM/Hollywood, LLC, an entity indirectly controlled by its Chairman. At the same time, the Company subleased approximately 26% of this space to CIM, and in 2001 increased the space subleased to CIM to 50%. This sublease expires in mid-2003, at which point the Company will utilize and pay for the entire leased space.

During 2000 and continuing to the present, the Company shares office-related expenses with CIM and Orchard Capital Corporation, companies controlled by its Chairman. For fiscal 2002, 2001 and 2000, respectively, the Company received approximately $263,000, $264,000 and $140,000 under the sublease and incurred approximately $66,000, $66,000 and $316,000 in expenses (consisting of telecommunications, shared personnel and routine office expenses) on behalf of CIM and Orchard Capital Corporation. As of December 31, 2002 and 2001, these entities affiliated with its Chairman owed the Company $49,000 and $57,000, respectively. These amounts are included in other current assets in the accompanying December 31, 2002 and 2001 balance sheets.

The Company believes that the leases and subleases referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b) Consulting	Services

The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by its Chairman. For the years ended December 31, 2002, 2001 and 2000, the Company paid Orchard Capital $276,000, $144,000 and $189,000, respectively, for these services.

(c) Notes	Receivable

In July 2001, the Company loaned $500,000 to its President in connection with his engagement of employment. This loan, which is included in other assets, is secured by a second mortgage on a home purchased by the Company’s President following his relocation to Southern California. The note is due July 2006 or at an earlier date based on certain employment agreement conditions. The note bears interest at rates ranging from 4.88% to prime rate plus 3%.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002 and 2001, the Company had a non-recourse note receivable, which is included in other assets, aggregating $346,000 and $519,000, respectively, due from Boardrush Media LLC, a related party. The note bears interest at 6.32%, is due in January 2005 and is being repaid through consulting services.

(6)    Agreements with Online Service Providers

Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the years ended December 31, 2002, 2001 and 2000, total amounts expensed were $522,000, zero and $4,436,000, respectively. As of December 31, 2002, the Company has minimum purchase commitments approximating $375,000 relating to a marketing arrangement with an online service provider.

In July 1999, the Company entered into a two-year marketing agreement with Infobeat LLC (“Infobeat”), which at that time was a wholly-owned subsidiary of Sony Music Entertainment Inc. (“Sony”). The agreement provided for Infobeat to incorporate a certain number of ad impressions in the Infobeat email service over the term of the contract. In consideration for the services provided by Infobeat, the Company made a one-year advance payment of $997,500. Concurrent with this payment to Infobeat, the agreement provided for Sony to purchase $997,500 of the Company’s Common Stock on the July 23, 1999 initial public offering (“IPO”) date at the IPO price of $38.00 per share.

Under the agreement, Infobeat was permitted, based on certain conditions, to “put” a portion of the IPO shares back to the Company. As a result of this “put” feature, the Company classified the $997,500 of Common Stock purchased by Sony outside of stockholders’ equity. In 2001, the put feature expired and, accordingly, the Company reclassified the $997,500 to Common Stock and additional paid-in capital in the accompanying December 31, 2001 consolidated balance sheet.

Pursuant to the terms of the agreement, in November 2002 Sony tendered 26,000 common shares to the Company as compensation for unfurnished subscriber acquisitions. The fair market value of approximately $694,000 assigned to the treasury shares and resulting gain on recovery was derived using the cost method of accounting for treasury stock. This amount is included as a reduction of sales and marketing expense in the accompanying statement of operations for 2002.

(7)    Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2002	2001	2000
Deferred tax assets:
Net operating loss carry-forwards	$38,523,000	$41,597,000	$41,022,000
Tax credit carry-forwards	1,570,000	1,533,000	643,000
Accrued expenses	1,271,000	1,355,000	1,231,000
Other	437,000	—	173,000

	41,801,000	44,485,000	43,069,000
Less valuation allowance	(41,801,000)	(44,485,000)	(43,069,000)

Net deferred assets	$—	$—	$—

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a valuation allowance in the amount set forth above for certain deductible temporary differences and net operating loss (“NOL”) carry-forwards where it is not more likely than not that such carry-forwards will provide future tax benefits. The net change in the valuation allowance for the years ended 2002, 2001 and 2000 was ($2,684,000), $1,416,000 and $29,153,000, respectively. For the year ended 2002, $2,160,000 of the valuation allowance related to the tax consequences of the exercise of stock options. When the Company releases this portion of the valuation allowance, it will result in an increase in stockholders’ equity.

As of December 31, 2002, the Company had federal and state (California) NOL carry-forwards of approximately $109 million and $43 million, respectively. These NOL carry-forwards expire through the year 2021 for the federal and 2013 for the state. In addition, as of December 31, 2002 the Company had federal and state research and development tax credits of $940,000 and $630,000, respectively, which expire through the year 2021 for federal purposes and are available indefinitely for state purposes.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize NOLs is limited as a result of such “ownership changes”, as defined in the Internal Revenue Code. The NOL carry-forwards attributable to the eFax.com and SureTalk.com subsidiaries before their acquisition by the Company are further limited according to these provisions. We currently estimate that approximately $53 million of the federal NOL and $43 million of the state NOL will be available for use before their expiration.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
Statutory tax rate	34.0%	(34.0)%	(34.0)%
Change in valuation allowance	(32.0)%	18.1%	30.5%
State income taxes, net	0.7%	(6.0)%	(6.0)%
Non deductible goodwill	0.0%	30.0%	5.6%
Other	(1.7)%	(8.1)%	3.9%

Effective tax rates	1.0%	0.0%	0.0%

(8)    Stock Options and Employee Stock Purchase Plan

(a)    Stock Options

In November 1997, the Company’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which has twice been amended and restated. Under the 1997 Plan, 2,500,000 authorized shares of Common Stock are reserved for issuance of options and restricted stock. An additional 210,000 shares are authorized for issuance of options outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s Common Stock on the date of grant for non-statutory stock options. At December 31, 2002 and 2001, 570,015 and 572,848 options were exercisable under and outside of the 1997 Plan, at a weighted average exercise price of $6.63 and $6.16, respectively, and no shares of restricted stock were outstanding. Stock options generally expire after 10 years and vest over a three to four year period. In connection with the grant of 762,000 options during 1999 the Company

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded approximately $1,323,000 of deferred compensation cost as these options were granted at exercise prices below the respective market values at the dates of grant. The deferred compensation cost was amortized to expense over a three-year vesting period of such options using the straight-line method. During the years ended December 31, 2001 and 2000, $236,000 and $443,000, respectively, was amortized to compensation expense. As of December 31, 2002, there was no remaining unamortized deferred compensation cost related to these options.

Stock option activity for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	Number of shares	Weighted-average exercise price
Options outstanding at December 31, 1999	946,312	$13.48
Granted	1,214,601	18.66
Exercised	(13,379)	6.64
Canceled	(682,213)	9.93

Options outstanding at December 31, 2000	1,465,321	19.49
Granted	1,085,231	3.67
Exercised	—	0.00
Canceled	(719,624)	31.76

Options outstanding at December 31, 2001	1,830,928	5.16
Granted	252,500	14.93
Exercised	(352,679)	4.31
Canceled	(20,317)	8.91

Options outstanding at December 31, 2002	1,710,432	$6.73

At December 31, 2002, the exercise prices of options granted under and outside the 1997 Plan ranged from $2.19 to $119.36, with a weighted-average remaining contractual life of 8.16 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

Range of Exercise Prices	Number Outstanding December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2002	Weighted Average Exercise Price
$2.19	84,215	8.00	$2.19	22,471	$2.19
3.20	48,188	4.33	3.20	48,188	3.20
3.75	516,027	8.99	3.75	118,775	3.75
3.95	30,404	8.49	3.95	3,413	3.95
4.01	250,000	8.52	4.01	62,500	4.01
4.10	101,125	8.89	4.10	17,313	4.10
4.51 – 6.40	45,435	7.67	5.47	12,815	6.06
6.88	72,751	7.51	6.88	32,039	6.88
7.12 – 7.99	122,203	4.50	7.27	108,447	7.21
8.25	162,572	7.24	8.25	103,689	8.25
9.60	16,686	5.75	9.60	16,686	9.60
10.85 – 119.36	260,826	9.20	17.40	23,679	29.64

$2.19 – $119.36	1,710,432	8.16	$6.73	570,015	$6.63

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, there were 592,061 additional options and shares of restricted stock available for grant under the 1997 Plan, and no additional shares available for grant outside of the 1997 Plan.

(b) Employee	Stock Purchase Plan

In May of 2001 the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 500,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of its Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 2002 and 2001, 29,554 and 8,839 shares, respectively, were purchased at prices ranging from $2.77 to $17.54 per share. As of December 31, 2002, 461,607 shares were available under the Purchase Plan for future issuance.

(9)    Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2002	2001
Loan payable secured by certain computer equipment bearing interest at rates ranging from 17.17% to 18.07%. Monthly principal and interest payments range from $2,867 to $31,077 from June 1999 to March 2003	$26,755	$351,003
Loan payable secured by certain computer equipment bearing interest at 8.80%. Quarterly principal and interest payments are $111,001 through April 2003 and $17,303 from May 2003 through April 2005	216,186	—
Unsecured loan payable bearing interest at 3.44%. Monthly principal and interest payments are $78,723 from August 2002 to June 2003	316,739	—
Unsecured loan payable bearing interest at 5.92%. Monthly principal and interest payments are $65,746 from July 1999 to February 2002	—	77,480

	559,680	428,483
Less current installments of long-term debt	(449,091)	(400,587)

Long-term debt, excluding current portion	$110,589	$27,896

At December 31, 2002, annual maturities of long-term debt are as follows:

2003	$449,091
2004	81,214
2005	29,375

$559,680

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Employee Benefit Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. To date, the Company has not matched employee contributions to the 401(k) savings plan.

(11)    Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases which expire at various dates through 2010. The Company subleases a portion of its headquarters to a related party. The sub-lease requires monthly payments of approximately $24,000 plus a pro-rata share of common expenses. This sublease expires in mid-2003, at which point the Company will utilize and pay for the entire facility.

Future minimum lease payments at December 31, 2002, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments, are as follows:

	Capital leases	Operating leases
Fiscal Year:
2003	$165,231	$751,978
2004	136,573	694,560
2005	11,425	694,560
2006	—	708,211
2007	—	708,211
Thereafter	—	1,416,423

Total minimum lease payments	$313,229	$4,973,943

Less amounts representing interest	(25,886)

Present value of net minimum lease payments	287,343
Less current installments of obligations under capital lease	(146,820)

Obligations of capital leases excluding current installments	$140,523

Rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $397,000, $561,000 and $295,000, respectively.

Marketing Arrangements

As of December 31, 2002, the Company had minimum purchase commitments approximating $375,000 relating to a marketing arrangement with an online service provider.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Earnings (Loss) Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2002	2001	2000
Numerator for basic and diluted income (loss) per common share:
Net earnings (loss)	$14,317,116	$(7,834,806)	$(22,218,806)

Denominator:
Weighted average outstanding shares of common stock	10,824,130	11,279,647	9,121,236
Dilutive effect of:
Employee stock options	991,370	—	—
Warrants	81,270	—	—

Common stock and common stock equivalents	11,896,770	11,279,647	9,121,236

Net earnings (loss) per share:
Basic	$1.32	$(0.69)	$(2.44)

Diluted	$1.20	$(0.69)	$(2.44)

The computation of diluted loss per share for the years ended December 31, 2001 and 2000 excludes the effects of incremental common shares attributable to the assumed exercise of outstanding Common Stock options and warrants because their effect would be anti-dilutive. For 2000, redeemable common shares outstanding have been included in the computation of both basic and diluted loss per share.

(13)    Litigation

The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

(14)    Business acquisitions

SureTalk.com, Inc.

On January 26, 2000, the Company acquired all of the outstanding stock of SureTalk.com, Inc. for $12 million in Common Stock, valued at the average closing price on the acquisition date. SureTalk was a privately-held Internet-based fax company based in Carlsbad, California. The acquisition was accounted for as a purchase transaction with substantially the entire purchase price allocated to goodwill and other purchased intangibles, which the Company amortized from the date of acquisition through December 31, 2001 based on a 2 to 3 year life.

TimeShift, Inc.

On March 6, 2000, the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in Common Stock, valued at the average closing price on the acquisition date. TimeShift was a privately-held

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internet technology company based in San Francisco, California. A substantial portion of the allocation of TimeShift’s assets was classified as an intangible asset related to a favorable operating lease. During the fourth quarter of fiscal 2001 the Company determined that this asset was permanently impaired due to continuing weakness in the San Francisco commercial real estate market. As a result, in that quarter the Company wrote off the remaining asset value of $752,000.

eFax.com, Inc.

On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com, Inc. for $8.2 million, including $5.8 million in Common Stock valued at the average closing price on the acquisition date, $0.8 million in acquisition costs, and $1.6 million in Common Stock warrants valued at their fair value on the acquisition date. eFax.com was a leading provider of Internet-based fax services. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair value on the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets, which were amortized from the date of acquisition through December 31, 2001 based on a 7-year life. Please refer to Note 2(g).

Accrued Exit Costs

In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax locations, to involuntarily terminate eFax employees and for other activities of eFax with j2 Global. GAAP requires that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets required. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

	eFax duplicate phone operations	eFax duplicate information systems	Workforce reductions	Occupancy costs	Total
	(In thousands)
Balance November 29, 2000 (eFax.com acquisition date)	$1,204	$675	$380	$386	$2,645
Utilized	(134)	(75)	(300)	(30)	(539)

Balance December 31, 2000	$1,070	$600	$80	$356	$2,106
Adjustments	—	(570)	252	118	(200)
Utilized	(518)	(30)	(332)	(128)	(1,008)

Balance December 31, 2001	$552	$—	$—	$346	$898
Adjustments	(377)	—	—	(289)	(666)
Utilized	(175)	—	—	(57)	(232)

Balance December 31, 2002	$—	$—	$—	$—	$—

As of December 31, 2001, acquisition integration liabilities aggregated $898,000. These liabilities, which included $552,000 of duplicate phone operations costs and $346,000 of occupancy costs, were settled in 2002 for an aggregate amount of $232,000. The $666,000 difference between the settlement cost and the previous estimated accrual was recorded as a reduction of goodwill in the accompanying December 31, 2002 consolidated balance sheet.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Supplemental Non-cash Financing and Investing Activities

Cash paid for interest during the years ended December 31, 2002, 2001 and 2000 approximated $103,000, $155,000 and $394,000, respectively, substantially all of which related to long-term debt and capital leases.

The Company paid cash of approximately $4,000 for taxes in each of the years ended December 31, 2002, 2001 and 2000.

During 2002 and 2000, the Company entered into capital lease and loan arrangements for certain equipment, and software. Equipment and software acquired under capital leases approximated $101,000 and $329,000 during 2002 and 2000, respectively. Equipment acquired under loan arrangements approximated $543,000 during 2002.

During 2002 and 2000, the Company acquired treasury shares for approximately $227,000 and $761,000, respectively, in exchange for the reduction of notes receivable from shareholders. As a result, approximately $900,000 of the remaining notes receivable from shareholders were no longer secured by common shares. The Company reclassified this amount to other long-term assets in 2000.

In 2002, the Company entered into a loan arrangement approximating $695,000 to finance a corporate insurance policy.

As discussed in Note 6, the Company reclassified approximately $997,500 of Common Stock to equity in 2001 as a result of the expiration of the put feature associated with these shares.

As discussed in Note 4(a)(i), the Company reclassified approximately $7,065,000 of Redeemable Common Stock to equity in 2001 as a result of the expiration of the put feature upon sale of these shares to a third-party.

During 2001, the Company reversed approximately $773,000 of unearned compensation expense relating to employee stock options to additional paid-in capital.

As discussed in Note 14, during 2000 the Company issued an aggregate of 2,476,078 common shares and warrants to purchase 656,250 common shares in connection with business acquisitions.

(16)    Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2002 (In thousands except share and per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$14,025	$12,503	$11,306	$10,379
Gross profit	11,515	9,953	8,605	6,939
Net earnings	5,345	3,914	3,318	1,741
Net earnings per common share:
Basic	$0.49	$0.36	$0.31	$0.16
Diluted	$0.43	$0.32	$0.28	$0.16
Weighted average shares outstanding (1):
Basic	10,970,451	10,828,473	10,757,212	10,726,205
Diluted	12,331,009	12,239,737	11,814,344	11,202,789

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001 (In thousands except share and per share data)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$9,580	$8,597	$7,863	$7,212
Gross profit	6,123	5,210	4,800	3,707
Net loss	1,628	1,457	1,709	3,040
Net loss per common share:
Basic	$0.15	$0.13	$0.15	$0.26
Diluted	$0.15	$0.13	$0.15	$0.26
Weighted average shares outstanding (1):
Basic	10,872,421	11,239,198	11,483,292	11,513,744
Diluted	10,872,421	11,239,198	11,483,292	11,513,744

(1)	The sum of the per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(17)    Subsequent Events

In January 2003, the Company purchased dotCOM, Ltd., a Hong Kong-based company, d/b/a Cyberbox, for approximately $183,000 in cash, subject to adjustment based upon customer retention. This acquisition will be accounted for using the purchase method of accounting. The aggregate purchase price will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value. The Company has not yet finalized the basis of allocating the purchase price.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On December 11, 2002, our Audit Committee recommended, approved and directed the replacement of KPMG LLP (“KPMG”) with Deloitte & Touche LLP (“Deloitte & Touche”) as our independent accountants. KPMG’s service terminated, and Deloitte & Touche’s service commenced, with the audit of our financial statements for the fiscal year ending December 31, 2002. The change in our independent accountants was the result of a competitive bidding process involving several accounting firms, including KPMG. Please refer to our Report on Form 8-K filed on December 17, 2002.

In connection with the audits of the two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through December 11, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. KPMG’s audit report on our financial statements as of and for the years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the fiscal year ended December 31, 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the two most recent fiscal years, and any subsequent interim period prior to engaging Deloitte & Touche, neither we, nor anyone on our behalf, consulted Deloitte & Touche regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, where either a written report was provided to us or oral advice was provided, that Deloitte & Touche concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

PART III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors—Director Compensation,” “Executive Officer Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information under the captions “About the Annual Meeting—Does Any Single Shareholder Control as Much as 5% of Any Class of j2 Global Stock?” and “Information Regarding Beneficial Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements.

The following financial statements are filed as a part of this report:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedule II—Valuation and Qualifying Accounts

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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)

3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (3)

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.2	By-laws, as amended and restated (1)

4.1	Specimen of Common Stock certificate (6)

9.1	Securityholders’ Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)

10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (8)

10.2	j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (7)

10.3	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (5)

10.3.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (10)

10.4	Employment Agreement for Scott Jarus dated June 20, 2001 (9)

10.4.1	Promissory Note Secured by Deed of Trust, issued by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.4.2	Deed of Trust granted by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.5	Redemption Agreement dated June 20, 2001 among j2 Global and the Shareholders referred to therein (9)

10.6	Stock Purchase Agreement dated December 13, 2001 among j2 Global and the Shareholders referred to therein (10)

Exhibit No.	Exhibit Title

10.7	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)

10.8	Consulting Agreement for Boardrush Media LLC, dated as of March 17, 1997 (1)

10.8.1	Modification Agreement between Boardrush Media, LLC and j2 Global (5)

10.8.2	Second Modification Agreement between Boardrush Media, LLC and j2 Global (10)

10.8.3	Second Amended and Restated Promissory Note issued by Boardrush LLC to j2 Global dated January 1, 2000 due December 31, 2004 (10)

10.9	Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)

10.10	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)

10.11	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.12	Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc. and Michael P. Schulhof (2)

10.13

Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard S. Ressler regarding the Stock Option Agreement, dated as of January 24, 1997, between JFAX Communications, Inc. and Michael P. Schulhof (2)

10.14	Purchase Agreement dated as of July 2, 1998, relating to $5 million of preferred stock and Warrants (2)

10.14.1	Consent to Amendment of Purchase Agreement, dated as of April 16, 1999 (2)

10.14.2	Form of warrant pursuant to such Purchase Agreement (2)

10.15

Investment Agreement among JFAX Communications, Inc., Jens Muller, John F. Rieley and Boardrush LLC and Orchard/JFAX Investors, LLC and Richard S. Ressler, dated as of March 14, 1997 and effective as of March 17, 1997 (2)

21.1	List of subsidiaries of j2 Global

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

99.1	Certification by Scott M. Jarus, President of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification by Nehemia Zucker, Chief Financial and Marketing Officer of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
(3)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on March 30, 2000.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(5)	Incorporated by reference to the Company’s Report on Form 10-K/A filed with the Commission on April 30, 2001
(6)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 15, 2001.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on July 12, 2001, Registration No. 333-64986.
(8)	Incorporated by reference to the Company’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(9)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2001.
(10)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on April 1, 2002.

(b)	Reports on Form 8-K during the fourth quarter of 2002:

Item	Description	Filing Date
7,9	Regulation FD disclosure of September 2002 Investor Presentation	September 4, 2002

7,9	Regulation FD disclosure of transcript of presentation by President Scott M. Jarus at Kaufman Bros. Communications Conference	September 5, 2002

7,9	Regulation FD disclosure of materials presented during third quarter 2002 earnings conference call	October 29, 2002

5,7	Disclosure regarding third quarter 2002 financial results and revised financial estimates for the fiscal year ending December 31, 2002	October 30, 2002

7,9	Regulation FD disclosure of email message to brokerage analysts with copy of letter to Barron’s editor attached	November 14, 2002

5,7	Disclosure regarding Corporate channel sales wins during third quarter 2002 and other Corporate channel information	November 19, 2002

4,7	Disclosure regarding change in certifying accountants	December 17, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

j2 Global Communications, Inc.

By:	/s/ SCOTT M. JARUS
Scott M. Jarus President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ SCOTT M. JARUS Scott M. Jarus	President (Principal Executive Officer)

/s/ NEHEMIA ZUCKER Nehemia Zucker	Chief Financial and Marketing Officer (Principal Financial Officer)

/s/ GREGGORY KALVIN Greggory Kalvin	Vice President Finance (Principal Accounting Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Scott M. Jarus, certify that:

1.     I have reviewed this annual report on Form 10-K of j2 Global Communications, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Scott M. Jarus
Scott M. Jarus President (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Nehemia Zucker, certify that:

1.    I have reviewed this annual report on Form 10-K of j2 Global Communications, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ NEHEMIA ZUCKER
Nehemia Zucker Chief Financial and Marketing Officer (Principal Financial Officer)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (a) and recoveries	Reclassifications and Other (b)	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$1,279	$500	$(864)	$(661)	$254
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,112	$484	$(10)	$(307)	$1,279
Year Ended December 31, 2000:
Allowance for doubtful accounts	$—	$178	$(34)	$968	$1,112

(a)	Represent specific amounts written off that were considered to be uncollectible.
(b)	Amounts substantially relate to accounts receivable from the acquisition of eFax.com.