Form 10-Q
period 2003-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2003-05-09
CIK 1084048

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-25965

                                 --------------

                         j2 GLOBAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     51-0371142
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

                            6922 HOLLYWOOD BOULEVARD
                                    SUITE 500
                          LOS ANGELES, CALIFORNIA 90028
                    (Address of principal executive offices)

                                 (323) 860-9200
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]  No [ ]

As of April 30, 2003, the registrant had 11,275,289 shares of Common Stock outstanding.
================================================================================

                         J2 GLOBAL COMMUNICATIONS, INC.

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX
                                                                            PAGE

PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets (unaudited)               3
              Condensed Consolidated Statements of Operations (unaudited)     4
              Condensed Consolidated Statements of Cash Flows (unaudited)     5
              Notes to Condensed Consolidated Financial Statements            6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17

     Item 4.  Controls and Procedures                                        17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              19

     Item 6.  Exhibits and Reports on Form 8-K                               19

     Signatures                                                              20

     Certifications                                                          21


PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                         j2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                    March 31,   December 31,
                                                                      2003         2002
                                                                   ----------   ----------
ASSETS
     Cash and cash equivalents                                     $   38,729   $   32,777
     Accounts receivable,
        net of allowances of $287,000 and $233,000, respectively        4,770        5,082
     Prepaid expenses and other current assets                          1,219        1,408
                                                                   ----------   ----------
          Total current assets                                         44,718       39,267

     Furniture, fixtures and equipment, net                             6,171        6,500
     Goodwill and other purchased intangibles, net                     17,447       17,324
     Other assets                                                         958        1,002
                                                                   ----------   ----------
          Total assets                                             $   69,294   $   64,093
                                                                   ==========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
     Accounts payable and accrued expenses                         $    2,265   $    3,896
     Deferred revenue                                                   2,944        2,615
     Current portion of capital lease payable                             256          147
     Current portion of long-term debt                                    230          449
     Other                                                                 42           52
                                                                   ----------   ----------
          Total current liabilities                                     5,737        7,159
     Capital lease payable                                                225          140
     Long-term debt                                                        66          111
                                                                   ----------   ----------
          Total liabilities                                             6,028        7,410
                                                                   ----------   ----------

     Total stockholders' equity                                        63,266       56,683

     Total liabilities and stockholders' equity                    $   69,294   $   64,093
                                                                   ==========   ==========

      See accompanying notes to condensed consolidated financial statements
                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    Three Months Ended March, 31
                                                         2003          2002
                                                     -----------   -----------
Revenues:
      Subscriber                                     $    14,454   $     9,370
      Advertising                                            612           827
      Licensed services and other                            142           182
                                                     -----------   -----------
                                                          15,208        10,379

Cost of revenues                                           3,010         3,440
                                                     -----------   -----------

      Gross profit                                        12,198         6,939
                                                     -----------   -----------

Operating expenses:
      Sales and marketing                                  2,510         1,296
      Research and development                             1,026           787
      General and administrative                           3,468         3,433
                                                     -----------   -----------

      Total operating expenses                             7,004         5,516
                                                     -----------   -----------

Operating earnings                                         5,194         1,423

Other income, net                                             74            93
                                                     -----------   -----------

      Earnings before income taxes and cumulative
           effect of change in accounting principle        5,268         1,516

Income tax expense                                           235          --
                                                     -----------   -----------

      Earnings before cumulative effect of change
           in accounting principle                         5,033         1,516

Cumulative effect of change in accounting principle         --             225
                                                     -----------   -----------

Net earnings                                         $     5,033   $     1,741
                                                     ===========   ===========

Net earnings per common share:
      Basic                                          $      0.45   $      0.16
      Diluted                                        $      0.41   $      0.16

Weighted average shares outstanding:
      Basic                                           11,145,670    10,726,205
      Diluted                                         12,348,629    11,202,789

      See accompanying notes to condensed consolidated financial statements


                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                             Three Months Ended March 31,
                                                                 2003          2002
                                                              ----------    ----------
Cash flows from operating activities:
        Net earnings                                          $    5,033    $    1,741
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization                                919           912
        Non-cash income tax expense                                  203          --
        Compensation in exchange for note reduction                   43            43
        Cumulative effect of change in accounting principle         --            (225)
     Decrease (increase) in:
        Accounts receivable                                          341          (150)
        Interest receivable                                          (18)          (37)
        Prepaid expenses                                             243           224
        Other assets                                                 (91)         (306)
     (Decrease) increase in:
        Accounts payable                                          (1,644)         (686)
        Deferred revenue                                             279           224
                                                              ----------    ----------
Net cash provided by operating activities                          5,308         1,740
                                                              ----------    ----------

Cash flows from investing activities:
        Purchase of furniture, fixtures and equipment               (300)         (546)
        Acquisition of a business, net of cash received             (175)         --
        Proceeds from sale of equipment                               73          --
        Repayments of notes receivable, net                            9           103
                                                              ----------    ----------
Net cash used in investing activities                               (393)         (443)
                                                              ----------    ----------

Cash flows from financing activities:
        Issuance of common stock under employee
           stock purchase plan                                        90          --
        Exercise of stock options                                  1,257          --
        Repayment of long-term debt and capital leases              (310)         (208)
                                                              ----------    ----------
Net cash provided by (used in) financing activities                1,037          (208)
                                                              ----------    ----------

Net increase in cash and cash equivalents                          5,952         1,089
Cash and cash equivalents at beginning of year                    32,777        19,087
                                                              ----------    ----------
Cash and cash equivalents at end of year                      $   38,729    $   20,176
                                                              ==========    ==========

        See accompanying notes to condensed consolidated financial statements

                         J2 GLOBAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     j2 Global Communications, Inc. (the "Company") is a leading provider of outsourced, value-added messaging and communications services to individuals and businesses throughout the world. The Company is a Delaware corporation and was founded in 1995.

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries; eFax.com, Inc., SureTalk.com, Inc., Documagix, Inc., ProtoDyne, Inc., j2 Latin America, Inc. and dotCOM, Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements and related financial schedules are unaudited. The Company's interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003.

     The results of operations for these interim periods are not necessarily indicative of the operating results for the full year or for any future period.

NOTE 2 - USE OF ESTIMATES

     The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of fiscal 2003 did not have a material effect on the Company's financial condition, results of operations or liquidity.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also amends Accounting Principles Board Opinion ("APBO") No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value-based method of accounting for stock-based employee compensation, SFAS No. 148 will have no impact on the Company's financial position, results of operations or cash flows. Please refer to Note 9 to the condensed consolidated financial statements included herein for interim disclosures regarding stock-based employee compensation.

NOTE 4 - CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company's subscriber revenues consist substantially of monthly recurring and usage based subscription fees. In accordance with GAAP and with SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of monthly recurring and usage based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

     The Company's advertising revenue consists primarily of revenues derived by delivering email messages on behalf of advertisers to our customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

VALUATION OF LONG-LIVED ASSETS

     The Company assesses the impairment of long-lived assets, which include furniture, fixtures and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In accordance with SFAS No. 144, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators the Company considers important, which could individually or in combination trigger an impairment review, include the following:

     o significant underperformance relative to expected historical or projected future operating results;
     o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;
     o    significant negative industry or economic trends;
     o significant decline in the Company's stock price for a sustained period; and
     o    the Company's market capitalization relative to net book value.

     If events and circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of that asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

     In accordance with SFAS No. 144, during the first quarter of 2003, the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of long-lived assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstances during the quarter. Net long-lived assets amounted to $6.9 million as of March 31, 2003.

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company assesses the impairment of goodwill and a trade name with an indefinite useful life (not subject to amortization) in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Impairment indicators the Company considers important, which could individually or in combination trigger an impairment review, include the following:

     o significant adverse change in legal factors or in the business climate;
     o    adverse action or assessment by a regulator;
     o    unanticipated competition;
     o significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;
     o    loss of key personnel;
     o    significant negative industry or economic trends; and
     o significant decline in the Company's stock price for a sustained period.

     For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in one principal reporting unit, a provider of outsourced, value-added messaging and communications services.

     In testing for a potential impairment of goodwill and a trade name with an indefinite useful life, the Company first compares its estimated fair value with its book value, including goodwill and a trade name with an indefinite useful life. If the Company's estimated fair value exceeds its book value, the assets are considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than its book value, then the Company is required to compare the carrying amount of its goodwill and trade name with their respective implied fair values. The estimate of implied fair value of these assets may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amounts of goodwill and the trade name exceed their respective implied fair values, an impairment loss would be recognized in an amount equal to the excess.

     In accordance with SFAS No. 142, the Company performed annual impairment tests of goodwill and this trade name as of December 31, 2002 and concluded that, as of that date, there was no impairment. Furthermore, during the first quarter of 2003, the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstance during the quarter. Net goodwill and a trade name with an indefinite useful life amounted to $16.7 million as of March 31, 2003.

VALUATION OF DEFERRED TAX ASSETS

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's ability to realize the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly.

NOTE 5 - NET EARNINGS PER SHARE

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. As of March 31, 2003, the components of basic and diluted earnings per share were as follows (in thousands except share and per share amounts):


                                                    Three Months Ended March 31,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------
Numerator for basic and diluted net earnings per common share:

Net earnings                                         $     5,033   $     1,741
                                                     -----------   -----------
Denominator:

Weighted average outstanding shares of common stock 11,145,670 10,726,205 Dilutive effect of:
              Employee stock options                   1,070,238       476,584
              Warrants                                   132,721          --
                                                     -----------   -----------

Common stock and common stock equivalents             12,348,629    11,202,789
                                                     -----------   -----------
Net earnings per share:
              Basic                                  $      0.45   $      0.16
                                                     ===========   ===========

              Diluted                                $      0.41   $      0.16
                                                     ===========   ===========

NOTE 6 - ACQUISITION

     On January 30, 2003, the Company acquired dotCOM, Ltd., d/b/a Cyberbox, a Hong Kong-based company, for approximately $183,000 in cash, subject to adjustment based upon certain customer retention targets. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of dotCOM, Ltd. have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $149,000. The excess purchase price was comprised of approximately $122,000 of goodwill and $27,000 of identifiable intangible assets.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

     Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, the Company discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this Statement, no goodwill or trade name amortization was recorded during the first quarters ended March 31, 2003 and 2002.

     SFAS No. 142 also required that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a cumulative change of accounting principle. In the first quarter of 2002, the Company recognized such a deferred credit amounting to $225,000 in the accompanying condensed consolidated statement of operations.

     The following table reconciles per share data for net earnings before the cumulative effect of a change in accounting principle to net earnings after such change:

                                                         Three Months Ended March 31
                                                         ---------------------------
                                                              2003            2002
                                                         ------------   ------------
Basic net earnings before cumulative effect of a
  change in accounting principle                         $       0.45   $       0.14

Cumulative effect of a change in accounting principle             --            0.02
                                                         ------------   ------------

Basic net earnings per common share                      $       0.45   $       0.16
                                                         ============   ============

Diluted net earnings before cumulative effect of a
  change in accounting principle                         $       0.41   $       0.14

Cumulative effect of a change in accounting principle             --            0.02
                                                         ------------   ------------

Diluted net earnings per common share                    $       0.41   $       0.16
                                                         ============   ============

Weighted average shares outstanding:
   Basic                                                   11,145,670     10,726,205
                                                         ============   ============

   Diluted                                                 12,348,629     11,202,789
                                                         ============   ============

     Intangible assets, which are included in other purchased intangibles, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 4 months to 8 years on a straight-line basis. Amortization expense, included in general and administrative expense, during the quarter ended March 31, 2003 approximated $25,000. Amortization expense for the fiscal year ended December 31, 2003 is estimated to approximate $127,000 and amortization expense for the fiscal years ended December 31, 2004 through 2007 is estimated to approximate $100,000 per year.

     Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. As of March 31, 2003, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows (in thousands):

                                                    Amortization      Historical   Accumulated
                                                       period            cost      amortization       Net
                                                -------------------   ----------   ------------   -----------
Intangible assets subject to amortization
-----------------------------------------
  Acquired product technology rights:
     Patent                                           8 years          $    805      $   119        $    686
     Other                                      4 months to 3 years          59           24              35

Intangible assets not subject to amortization
---------------------------------------------
  Goodwill                                                              23,639        8,181          15,458
  Indefinite-lived trade name                                            1,500          232           1,268

NOTE 8 - INCOME TAXES

     As of January 1, 2003, the Company had federal and state (California) net operating loss carry-forwards ("NOLs") of approximately $109 million and $43 million, respectively. These NOLs expire through the year 2021 for the federal and 2013 for the state. In addition, as of January 1, 2003, the Company had federal and state research and development tax credits of $940,000 and $630,000, respectively, which expire through the year 2021 for federal purposes and are available indefinitely for state purposes.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. The Company's ability to utilize NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before their acquisitions by the Company are also limited according to these provisions. After giving effect to these limitations, we currently estimate that approximately $50 million of the federal NOL and $43 million of the state NOL will be available for use before their expiration.

     The Company's valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. Based on its historical cumulative losses, the uncertainty of future operating results and other factors, the Company has determined that it is not more likely than not that we will realize the tax benefits of our NOLs and other deferred tax assets for which a full valuation allowance is recorded.

     In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing NOL carry-forwards in the 2002 and 2003 tax years only. As a result, 2003 state tax expense of $235,000 consists of apportioned California taxes offset by certain state research and development tax credits.

NOTE 9 - ACCOUNTING FOR STOCK OPTIONS

     The Company applies the intrinsic value-based method of accounting prescribed by APBO No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APBO No. 25", issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

     The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, whereby the fair value of such options is determined using the Black-

Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

     In accordance with the intrinsic value method, no compensation cost has been recognized for the Company's fixed plan stock option grants in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows (in thousands, except share and per share amounts):

                                                                  Three Months Ended March 31,
                                                                      2003           2002
                                                                  ------------   ------------
Net earnings, as reported                                         $      5,033   $      1,741

Add: Stock based employee compensation expense included
   in reported net earnings, net of related tax benefits                   --             --

Deduct: Stock based employee compensation expense
   determined under the fair value-based method for all awards,
   net of related tax effects                                             (402)          (325)
                                                                  ------------   ------------

Pro forma net earnings                                            $      4,631   $      1,416
                                                                  ============   ============

Basic net earnings per common share:
                                               As reported        $       0.45   $       0.16
                                                                  ============   ============

                                               Pro forma          $       0.42   $       0.13
                                                                  ============   ============

Diluted net earnings per common share:
                                               As reported        $       0.41   $       0.16
                                                                  ============   ============

                                               Pro forma          $       0.38   $       0.13
                                                                  ============   ============

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the quarters ended March 31, 2003 and 2002 approximated $15,000 and $19,000, respectively, substantially all of which related to long-term debt and capital leases.

     During the first quarter of 2003, the Company entered into a capital lease arrangement for certain computer equipment and software approximating $240,000.

     In the first quarter of 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $203,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ( "we," "us" and "our") is a leading provider of outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We are a Delaware corporation and were founded in 1995. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We market our services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, Hotsend(R) and PaperMaster(R).

     We deliver our services through our global telephony/Internet Protocol ("IP") network, which covers more than 1,000 cities in 18 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers (also referred to as Direct Inward Dial numbers or "DIDs"), Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of March 31, 2003, we had more than 4.6 million telephone numbers deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers.

     We organize our marketing and sales efforts into three distinct channels:
Web, Corporate and Licensed Services. The Web channel, which currently generates the majority of our revenues, markets our eFax(R) and jConnect(R) branded services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, an in-house telesales group and word-of-mouth. Introduced in late-2000, the Corporate channel markets our eFax Corporate(R) branded service to midsize and large businesses, as well as government agencies, through a growing in-house direct sales force. The Corporate channel also markets our eFax BroadcastTM and jBlast(R) products through an outsourced telesales organization. Our Licensed Services channel seeks to integrate, on an opportunistic basis, our services and network capabilities into third-party product offerings, to sell our software and to license our intellectual property.

     We generate a substantial portion of our revenues from subscribers that pay through activation, subscription and usage fees. Greater than two-thirds of our Corporate channel revenue is generated by usage fees. We also generate a small percentage of our overall revenues from advertising to non-paid subscribers (sometimes referred to as "free" subscribers). These "advertising-supported" subscribers, which are managed through our Web channel, also serve as a significant source of new paid subscribers, both for the Web channel and the Corporate channel. This process of migrating advertising-supported customers to paid services is part of our "life cycle management" program. This process includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on free services set forth in our customer agreements.

     Of the more than 4.6 million telephone numbers deployed as of March 31, 2003, our Web channel had approximately 256,000 direct paying telephone numbers and approximately 4.3 million advertising-supported telephone numbers. Our Corporate channel had more than 48,000 telephone numbers deployed. For the three months ended March 31, 2003, our Web channel produced 71% of our revenue and our Corporate channel produced 29%, the remaining balance coming from our Licensed Services channel and other minor sources.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUE ITEMS

SUBSCRIBER REVENUES. Subscriber revenues are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $14.5 million and $9.4 million for the three months ended March 31, 2003 and 2002, respectively. The increase in subscriber revenues was due primarily to an increase in our paying subscribers in both our Web and Corporate channels and an increase in usage levels in our Corporate channel. The increase in paid subscribers in our Web channel was the result of new Web sign-ups derived from word-of-mouth and increased Internet advertising, and conversions of existing advertising-supported customers to paid services as a result of our "lifecycle management" program. The increase in paid subscribers in our Corporate channel was the result of new customers generated by our direct sales force as well as the conversion of existing advertising-supported customers to paid Corporate accounts. Our number of subscribers (both paid and advertising-supported) was greater than 4.6 million and 4.5 million as of March 31, 2003 and 2002, respectively, and the percentage of paid subscribers has increased year-over-year. Web subscriber revenues represented 71% and 74% of our total subscriber revenues as of March 31, 2003 and 2002, respectively. Corporate subscriber revenues represented 29% and 26% of our total subscriber revenues as of March 31, 2003 and 2002, respectively.

ADVERTISING. We generate advertising revenues primarily by delivering email messages on behalf of advertisers to our customers who elect to receive such messages. Advertising revenues, a component of our Web channel, were

$612,000 and $827,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in advertising revenues was due, among other reasons, to a weaker advertising market inherent in the first quarter of 2003 compared to the first quarter of 2002, which resulted in less advertising spend by our advertisers and a slight decrease in advertising rates. We expect the Internet advertising market to remain weak for the remainder of 2003 and, as a result, our advertising revenues may further decline unless we are able to offset that decline by offering added value to our advertisers.

LICENSED SERVICES AND OTHER. For the three months ended March 31, 2003, our Licensed Services channel and other revenues consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines, which we no longer produce, and revenues from licensing our document management software. For the three months ended March 31, 2002, our Licensed Services channel and other revenues consisted primarily of royalties from licensing arrangements related to sales of consumable products to users of existing eFax.com fax machines. Licensed Services channel and other revenues were $142,000 and $182,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in our Licensed Services channel and other revenues resulted primarily from expected declining consumable product royalties related to older eFax.com fax machines being replaced or retired, offset by an increase in revenues relating to the licensing of our document management software.

REVENUES BY CHANNEL. For the three months ended March 31, 2003, our Web, Corporate and Licensed Services channel revenues represented 71%, 29% and less than 1% of our total revenues, respectively. For the three months ended March 31, 2002, our Web, Corporate and Licensed Services channel revenues represented 74%, 24% and 2% of our revenues, respectively. The primary reason for the change in these revenue percentages across the sales channels was the faster rate of growth of our Corporate channel during 2003.

COST OF REVENUES. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues was $3.0 million, or 20% of total revenues, and $3.4 million, or 33% of total revenues, for the three months ended March 31, 2003 and 2002, respectively. The decrease in cost of revenues was due primarily to consolidation of various components of our infrastructure, increased network efficiency and our ability to negotiate reduced costs with several of our vendors. The decrease in cost of revenues as a percentage of revenues was a result of our ability to negotiate reduced costs with several of our vendors, the consolidation of various components of our infrastructure and overall increases in revenue over the same periods, relative to the fixed costs to support those revenues.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, customer acquisition payments, advertising expenses, consulting services, promotional and public relations activities, trade show appearances and other business development activities. Our marketing and advertising relationships consist primarily of fixed cost, impression-based and cost-per-click advertising arrangements with an array of online service providers. On an ongoing basis, we assess the effectiveness of these relationships in acquiring Web customers at acceptable costs.

     Sales and marketing expenses were $2.5 million, or 17% of total revenues, and $1.3 million, or 12% of total revenues, for the three months ended March 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was due primarily to the identification of additional marketing and advertising relationships that were effective in acquiring Web customers, a more aggressive customer acquisition campaign and additional selling personnel added to the Corporate channel.

     Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the three months ended March 31, 2003 and 2002, total amounts expensed under these agreements were $375,000 and zero, respectively.

RESEARCH AND DEVELOPMENT. Our research and development costs consist primarily of personnel related costs. Research and development costs were $1.0 million, or 7% of total revenues and $787,000, or 8% of total revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in research and development costs was primarily due to an increase in personnel costs to: develop and implement additional service features and functionality and continue to bolster the capacity and security of our infrastructure. Research and development costs as a percentage of revenue decreased as a result of proportionately greater increases in revenues over the same periods.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this statement, no goodwill or trade name amortization was recorded during the first quarters ended March 31, 2003 and 2002.

     SFAS No. 142 also required that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a cumulative change of accounting principle. In the first quarter of 2002, we recognized such a deferred credit amounting to $225,000 in the accompanying condensed consolidated statement of operations.

     Amortization of goodwill and other intangibles, included in general and administrative expenses, aggregated $25,000 and $112,000 for the three months ended March 31, 2003 and 2002, respectively. The $112,000 as of March 31, 2002 represented amortization for an intangible asset with a finite useful life under SFAS No. 142. This intangible asset was fully amortized as of January 2002. See
Note 7 to the accompanying condensed consolidated financial statements for a further discussion of goodwill and intangible assets.

INTEREST AND OTHER INCOME. Our interest and other income are primarily related to interest earned on cash and cash equivalents. Interest and other income amounted to $74,000 and $93,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest and other income was primarily due to higher interest rates earned on cash and investments (notwithstanding higher cash and investment balances for 2003) in 2002.

INCOME TAXES. As of January 1, 2003, we had federal and state (California) Net Operating Loss carry-forwards ("NOLs") of approximately $109 million and $43 million, respectively. These NOLs expire through the year 2021 for the federal NOL and 2013 for the state NOL. In addition, as of December 31, 2002, we had federal and state research and development tax credits of $940,000 and $630,000, respectively, which expire through the year 2021 for federal purposes and last indefinitely for state purposes.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. Our ability to utilize NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before we acquired them are also limited according to these provisions. After giving effect to these limitations, we currently estimate that approximately $50 million of the federal NOL and $43 million of the state NOL will be available for use before their expiration.

     Income tax expense amounted to approximately $235,000 and zero for the three months ended March 31, 2003 and 2002, respectively. In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing NOL carry-forwards in the 2002 and 2003 tax years only. As a result, 2003 state tax expense of $235,000 consists of apportioned California taxes offset by certain state research and development tax credits. For the remainder of 2003, we expect to incur California income tax expense of approximately 5% of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, our primary source of liquidity consisted of $38.7 million in cash and cash equivalents.

     Net cash provided by operating activities was $5.3 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. For the first quarter of 2003, the net cash provided by operating activities resulted primarily from our operating earnings, supplemented by depreciation and amortization, decreases in accounts receivable and prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable. For the first quarter of 2002, the net cash provided by operating activities resulted primarily from our operating earnings, supplemented by depreciation and amortization, a decrease in prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable, an increase in other assets and the benefit of a non-cash cumulative change in accounting principle.

     Net cash used in investing activities was $393,000 and $443,000 for the three months ended March 31, 2003 and 2002, respectively. For the first quarter of 2003, net cash used in investing activities was comprised primarily of purchases of furniture, fixtures and equipment and the acquisition of a business, net of cash, offset by proceeds from the sale of equipment. For the first quarter of 2002, net cash used in investing activities consisted primarily of purchases of furniture, fixtures and equipment, offset by repayments of notes receivable.

     Net cash provided by (used in) financing activities was $1.0 million and ($208,000) for the three months ended March 31, 2003 and 2002, respectively. For the first quarter of 2003, net cash provided by financing activities was comprised primarily of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of long-term debt and capital lease obligations. For the first quarter of 2002, net cash used in financing activities was due to repayments of long-term debt and capital lease obligations.

     Based on our past performance and current expectations, we believe that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FINANCIAL COMMITMENTS

CAPITAL LEASING AND LOAN ARRANGEMENTS

     We finance a portion of our operating technology software and hardware, office equipment and certain insurance costs through capital leasing and loan arrangements. Our software, hardware and office equipment financing is secured by the related assets. Our financing for insurance costs is unsecured. Amounts due under these arrangements approximated $777,000 and $847,000 as of March 31, 2003 and December 31, 2002, respectively, with installments due through 2006 at fixed rates ranging from 3.4% to 8.8% per annum.

OPERATING LEASES

     We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2010. Future minimum lease payments under operating leases as of March 31, 2003 for the remainder of the fiscal year ending December 31, 2003 approximate $564,000.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

                   Year Ending
                   December 31,
                  -------------
2004              $         695
2005                        695
2006                        708
2007                        708
2008                        708
Thereafter                  708
                  -------------
Total             $       4,222
                  =============


FORWARD-LOOKING INFORMATION

     In addition to historical information, the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled "Quantitative and Qualitative Disclosures About Market Risk". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below, those identified in the "Risk Factors" section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2003 and the risk factors set forth in other documents we file from time to time with the SEC.

     Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

     o    Sustain growth or profitability;

     o    Continue to maintain, expand and retain our customer base;

     o Compete with other similar providers with regard to price, service and functionality;

     o Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

     o Obtain large quantities of non-paying users on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

     o Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

     o Successfully adapt to technological changes in the messaging, communications and document management industries;

     o Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

     o Adequately manage growth in terms of managerial and operational resources;

     o Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

     o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

     o    Recruit and retain key personnel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

     The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

     We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are substantially denominated in US Dollars. However, we invest our cash primarily in high grade, short-term, interest-bearing instruments. Our return on these instruments is subject to interest rate fluctuations.

     We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 4. Controls and Procedures
-------------------------------
     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing them timely alerts of material information required to be included in our periodic SEC reports or to otherwise be promptly released to the public. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
-------------------------

     We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     A. Exhibits

          99.1 Certification by Scott M. Jarus (Principal Executive Officer), President of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification by Nehemia Zucker (Principal Financial Officer), Chief Financial and Marketing Officer of j2 Global
               Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B. Reports on Form 8-K

     Item    Description                                        Filing Date
     ----    -----------                                        -----------

     7,9     Regulation FD disclosure regarding fourth          February 6, 2003
             quarter and fiscal year 2002 financial
             results, revised financial estimates for first quarter and fiscal year 2003, and February 2003 Investor Presentation.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   j2 Global Communications, Inc.


Date: May 8, 2003                  By:  /s/ NEHEMIA ZUCKER
                                        -------------------------------
                                        Nehemia Zucker
                                        Chief Financial and Marketing Officer
                                        (Principal Financial Officer)


Date: May 8, 2003                  By:  /s/ GREGGORY KALVIN
                                        ----------------------
                                        Greggory Kalvin
                                        Vice President Finance
                                        (Principal Accounting Officer)

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

                                            /s/ Scott M. Jarus
                                            ------------------------------------
                                            Scott M. Jarus
                                            President
                                            (Principal Executive Officer)

Dated: May 8, 2003

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

                                           /s/ Nehemia Zucker
                                           -------------------------------------
                                           Nehemia Zucker
                                           Chief Financial and Marketing Officer
                                           (Principal Financial Officer)

Dated: May 8, 2003

                                INDEX TO EXHIBITS

Exhibit Number    Description
--------------    -----------

     99.1 Certification by Scott M. Jarus (Principal Executive Officer), President of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by Nehemia Zucker (Principal Financial Officer), Chief Financial and Marketing Officer of j2 Global Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.