Form 10-Q
period 2003-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2003-08-13
CIK 1084048

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------

                                    FORM 10-Q

                                  -------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from to


                         COMMISSION FILE NUMBER: 0-25965



                                 --------------



                         J2 GLOBAL COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              51-0371142
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                            6922 HOLLYWOOD BOULEVARD
                                    SUITE 500
                          LOS ANGELES, CALIFORNIA 90028
                    ----------------------------------------
                    (Address of principal executive offices)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes [X]    No [_]

As of July 31, 2003, the registrant had outstanding 11,442,020 shares of Common Stock, $0.01 par value.

================================================================================

                         J2 GLOBAL COMMUNICATIONS, INC.

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

         Item 1.  Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets (unaudited) .......... 3
                  Condensed Consolidated Statements of Operations (unaudited). 4 Condensed Consolidated Statements of Cash Flows (unaudited). 5
                  Notes to Condensed Consolidated Financial Statements ....... 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................... 13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 19

         Item 4.  Controls and Procedures ................................... 19



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................... 20

         Item 4.  Submission of Matters to a Vote of Security Holders ....... 20

         Item 6.  Exhibits and Reports on Form 8-K .......................... 20


         Signatures ......................................................... 22

         Index to Exhibits .................................................. 23

PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                        JUNE 30,     DECEMBER 31,
                                                          2003           2002
                                                       ----------     ----------
ASSETS
   Cash and cash equivalents                           $   44,428     $   32,777
   Short-term investments                                   2,079             --
   Accounts receivable, net of allowances of
     $313,000 and $233,000, respectively                    5,234          5,082
   Prepaid expenses and other current assets                  996          1,408
                                                       ----------     ----------
        Total current assets                               52,737         39,267

   Furniture, fixtures and equipment, net                   6,625          6,500
   Goodwill and other purchased intangibles, net           17,616         17,324
   Other assets                                               415          1,002
                                                       ----------     ----------
        Total assets                                   $   77,393     $   64,093
                                                       ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY
   Accounts payable and accrued expenses               $    3,462     $    3,948
   Deferred revenue                                         3,514          2,615
   Current portion of long-term debt                          303            595
                                                       ----------     ----------
        Total current liabilities                           7,279          7,158
   Long-term debt                                             221            252
                                                       ----------     ----------
        Total liabilities                                   7,500          7,410
                                                       ----------     ----------

        Total stockholders' equity                         69,893         56,683

        Total liabilities and stockholders' equity     $   77,393     $   64,093
                                                       ==========     ==========




      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, in thousands except share and per share amounts)



                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                         -----------------------------     -----------------------------
                                             2003             2002             2003             2002
                                         ------------     ------------     ------------     ------------
Revenues:
   Subscriber                            $     16,307     $     10,427     $     30,761     $     19,797
   Advertising                                    609              705            1,221            1,532
   Licensed services                              121              174              263              357
                                         ------------     ------------     ------------     ------------
                                               17,037           11,306           32,245           21,686

Cost of revenues                                3,247            2,701            6,257            6,142
                                         ------------     ------------     ------------     ------------

   Gross profit                                13,790            8,605           25,988           15,544
                                         ------------     ------------     ------------     ------------

Operating expenses:
   Sales and marketing                          2,866            1,434            5,376            2,731
   Research and development                     1,023              744            2,049            1,532
   General and administrative                   3,743            3,341            7,211            6,772
                                         ------------     ------------     ------------     ------------

   Total operating expenses                     7,632            5,519           14,636           11,035
                                         ------------     ------------     ------------     ------------

Operating earnings                              6,158            3,086           11,352            4,509

Interest and other income, net                     69              232              143              325
                                         ------------     ------------     ------------     ------------

Earnings before income taxes and
   cumulative effect of change
   in accounting principle                      6,227            3,318           11,495            4,834

Income tax expense                                280               --              515               --
                                         ------------     ------------     ------------     ------------

Earnings before cumulative effect
   of change in accounting principle            5,947            3,318           10,980            4,834

Cumulative effect of change in
   accounting principle                            --               --               --              225
                                         ------------     ------------     ------------     ------------

Net earnings                             $      5,947     $      3,318     $     10,980     $      5,059
                                         ============     ============     ============     ============

Net earnings per common share:
   Basic                                 $       0.53     $       0.31     $       0.98     $       0.47
   Diluted                               $       0.47     $       0.28     $       0.88     $       0.44

Weighted average shares outstanding:
   Basic                                   11,309,927       10,757,212       11,227,714       10,743,383
   Diluted                                 12,601,585       11,814,344       12,440,135       11,527,657



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                  2003              2002
                                                              ------------      ------------
Cash flows from operating activities:
      Net earnings                                            $     10,980      $      5,059
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                                  1,934             1,765
      Non-cash income tax expense                                      203                --
      Compensation in exchange for note reduction                       87                87
      Compensation in exchange for common stock                         --               (47)
      Gain on sale of investment                                        --              (162)
      Cumulative effect of change in accounting principle               --              (225)
   Decrease (increase) in:
      Accounts receivable                                             (107)             (378)
      Interest receivable                                                6               (21)
      Prepaid expenses                                                 487               388
      Other assets                                                     (99)             (224)
   (Decrease) increase in:
      Accounts payable                                                (490)           (1,240)
      Deferred revenue                                                 849               396
                                                              ------------      ------------
Net cash provided by operating activities                           13,850             5,398
                                                              ------------      ------------

Cash flows from investing activities:
      Purchases of short-term investments, net                      (2,079)               --
      Purchase of furniture, fixtures and equipment                 (1,714)           (1,297)
      Purchase of intangible asset                                    (200)               --
      Acquisition of a business, net of cash received                 (175)               --
      Repayments of notes receivable, net                              498               159
      Proceeds from sale of equipment                                   73                --
      Proceeds from sale of an investment                               --               169
                                                              ------------      ------------
Net cash used in investing activities                               (3,597)             (969)
                                                              ------------      ------------

Cash flows from financing activities:
      Issuance of common stock under employee stock
        purchase plan                                                  178                --
      Exercise of stock options                                      1,849               486
      Repayment of long-term debt and capital leases                  (629)             (559)
                                                              ------------      ------------
Net cash provided by (used in) financing activities                  1,398               (73)
                                                              ------------      ------------

Net increase in cash and cash equivalents                           11,651             4,356
Cash and cash equivalents at beginning of year                      32,777            19,087
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $     44,428      $     23,443
                                                              ============      ============

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         J2 GLOBAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

         The accompanying interim condensed consolidated financial statements and related financial schedules are unaudited. The Company's interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003 and the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2003.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also amends Accounting Principles Board Opinion ("APBO") No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value-based method of accounting for stock-based employee compensation, SFAS No. 148 will have no impact on the Company's financial condition, results of operations or liquidity. Please refer to Note 9 to the condensed consolidated financial statements included herein for interim disclosures regarding stock-based employee compensation.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial condition, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 in the second quarter of fiscal 2003 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

         The Company's advertising revenue consists primarily of revenues derived by delivering email messages on behalf of advertisers to its customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

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

         In accordance with SFAS No. 144, during the first and second quarters of 2003, the Company assessed whether events or changes in circumstances occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstances during the three and six months ended June 30, 2003. Net long-lived assets amounted to $7.5 million as of June 30, 2003.

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

         For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in one principal reporting unit, a provider of outsourced, value-added unified messaging and communications services.

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

         In accordance with SFAS No. 142, the Company performed annual impairment tests of goodwill and this trade name as of December 31, 2002 and concluded that, as of that date, there was no impairment. Furthermore, during the first and second quarters of 2003, the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstance during the three and six months ended June 30, 2003. Net goodwill and a trade name with an indefinite useful life amounted to $16.7 million as of June 30, 2003.

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

NOTE 5 - NET EARNINGS PER SHARE

         Basic net earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted net earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. For the three and six months ended June 30, 2003 and 2002, the components of basic and diluted net earnings per share were as follows (in thousands except share and per share amounts):

                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              -----------------------------     -----------------------------
                                                  2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Numerator for basic and diluted net
  earnings per common share:

Net earnings                                  $      5,947     $      3,318     $     10,980     $      5,059
                                              ------------     ------------     ------------     ------------
Denominator:

Weighted average outstanding shares of
  common stock                                  11,309,927       10,757,212       11,227,714       10,743,383

Dilutive effect of:
         Employee stock options                  1,126,422        1,020,228        1,059,960          784,274
         Warrants                                  165,236           36,904          152,461               --
                                              ------------     ------------     ------------     ------------

Common stock and common stock equivalents       12,601,585       11,814,344       12,440,135       11,527,657
                                              ------------     ------------     ------------     ------------
Net earnings per share:
         Basic                                $       0.53     $       0.31     $       0.98     $       0.47
                                              ============     ============     ============     ============
         Diluted                              $       0.47     $       0.28     $       0.88     $       0.44
                                              ============     ============     ============     ============

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


NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

         Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, the Company discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this Statement, no goodwill or trade name amortization was recorded during the three and six-month periods ended June 30, 2003 and 2002.

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

         The following table reconciles per share data for net earnings before the cumulative effect of a change in accounting principle to net earnings after such change for the three and six-month periods ending June 30, 2003 and 2002:

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              -----------------------------     -----------------------------
                                                  2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Basic net earnings before cumulative effect
  of a change in accounting principle         $       0.53     $       0.31     $       0.98     $       0.45

Cumulative effect of a change in
  accounting principle                                  --               --               --             0.02
                                              ------------     ------------     ------------     ------------
Basic net earnings per common share           $       0.53     $       0.31     $       0.98     $       0.47
                                              ============     ============     ============     ============

Diluted net earnings before cumulative
  effect of a change in accounting
  principle                                   $       0.47     $       0.28     $       0.88     $       0.42

Cumulative effect of a change in
  accounting principle                                  --               --               --             0.02
                                              ------------     ------------     ------------     ------------
Diluted net earnings per common share         $       0.47     $       0.28     $       0.88     $       0.44
                                              ============     ============     ============     ============

Weighted average shares outstanding:
   Basic                                        11,309,927       10,757,212       11,227,714       10,743,383
                                              ============     ============     ============     ============
   Diluted                                      12,601,585       11,814,344       12,440,135       11,527,657
                                              ============     ============     ============     ============



         Intangible assets, which are included in other purchased intangibles, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives currently ranging from 4 months to 8 years on a straight-line basis. Amortization expense, included in general and administrative expense, during the three and six-month periods ended June 30, 2003 approximated $31,000 and $56,000, respectively. Amortization expense for the fiscal year ended December 31, 2003 through December 2007 is estimated to approximate $150,000 per year and amortization expense for the fiscal year ended December 31, 2008 is estimated to approximate $120,000.

         Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. As of June 30, 2003, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows (in thousands):

                                              AMORTIZATION      HISTORICAL       ACCUMULATED
                                                 PERIOD            COST         AMORTIZATION         NET
                                              ------------     ------------     ------------     ------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

   Acquired product technology rights:
         Patent                                  8 years       $      1,005     $        145     $        860
         Other                            4 months to 3 years            59               29               30


INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

   Goodwill                                                    $     23,639     $      8,181     $     15,458
   Indefinite-lived trade name                                        1,500     $        232            1,268
                                                                                                 ------------
GOODWILL AND OTHER PURCHASED INTANGIBLES, NET                                                    $     17,616
                                                                                                 ------------

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

         The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. The Company's ability to utilize NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before their acquisitions by the Company are also limited according to these provisions. After giving effect to these limitations, as of December 31, 2002, we estimated that approximately $50 million of the federal NOL and $43 million of the state NOL would be available for use before their expiration.

         The Company's valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. Based on its historical losses, the uncertainty of future operating results and other factors, the Company has determined that it is not more likely than not that we will realize the tax benefits of our NOLs and other deferred tax assets for which a full valuation allowance is recorded.

         In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing NOL carry-forwards in the 2002 and 2003 tax years only. As a result, 2003 state income tax expense for the three and six-month periods ending June 30, 2003 approximated $280,000 and $515,000, respectively, which amounts consist of apportioned California taxes offset by certain state research and development tax credits.

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

                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                              -----------------------------     -----------------------------
                                                  2003             2002             2003             2002
                                              ------------     ------------     ------------     ------------
Net earnings, as reported                     $      5,947     $      3,318     $     10,980     $      5,059

Add:  Stock based employee compensation
      expense included in reported net
      earnings, net of related tax benefits             --               --               --               --

Deduct: Stock based employee compensation
      expense determined under the fair
      value-based method for all awards,
      net of related tax effects                      (487)            (340)            (889)            (639)
                                              ------------     ------------     ------------     ------------

Pro forma net earnings                        $      5,460     $      2,978     $     10,091     $      4,420
                                              ============     ============     ============     ============
Basic net earnings per common share:
                          As reported         $       0.53     $       0.31     $       0.98     $       0.47
                                              ============     ============     ============     ============
                          Pro forma           $       0.48     $       0.28     $       0.90     $       0.41
                                              ============     ============     ============     ============

Diluted net earnings per common share:
                          As reported         $       0.47     $       0.28     $       0.88     $       0.44
                                              ============     ============     ============     ============
                          Pro forma           $       0.43     $       0.25     $       0.81     $       0.38
                                              ============     ============     ============     ============

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest during the six-month periods ended June 30, 2003 and 2002 approximated $28,000 and $40,000, respectively, substantially all of which related to long-term debt and capital leases.

         Cash paid for income taxes during the six-month periods ended June 30, 2003 and 2002 approximated $60,000 and zero, respectively.

         In the second quarter of 2003, the Company entered into a loan arrangement approximating $66,000 to finance a corporate insurance policy.

         During the six months ended June 30, 2003 and 2002, the Company entered into capital lease arrangements for certain computer equipment and software approximating $240,000 and $543,000, respectively.

         Through the six months ended June 30, 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $203,000.

NOTE 11 - SUBSEQUENT EVENT

         On August 5, 2003, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend, payable August 29, 2003 to shareholders of record on August 18, 2003. Per share and weighted average share amounts have not been restated in the accompanying financial statements and related notes to reflect this split. We expect the shares issued in this stock split to begin trading on the NASDAQ National Market effective September 2, 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

         j2 Global Communications, Inc. ("we," "us" and "our") is a leading provider of outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We are a Delaware corporation and were founded in 1995. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We market our services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, Consensus(R), PaperMaster(R), Documagix(R) and Hotsend(R).

         We deliver our services through our global telephony/Internet Protocol ("IP") network, which covers more than 1,000 cities in 19 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers (also referred to as Direct Inward Dial numbers or "DIDs"), Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong, and we intend to continue to pursue similar acquisitions in the future. As of June 30, 2003, we had more than
5.2 million telephone numbers deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers.

         We organize our marketing and sales efforts into three distinct channels: Web, Corporate and Licensed Services. The Web channel, which currently generates the majority of our revenues, markets our eFax(R), jConnect(R) and Consensus(R) branded services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, an in-house telesales group and word-of-mouth. Introduced in late-2000, the Corporate channel markets our eFax Corporate(R) branded service to midsize and large businesses, as well as government agencies, through an in-house direct sales force. The Corporate channel also markets our eFax BroadcastTM and jBlast(R) products through an outsourced telesales organization. Our Licensed Services channel seeks to integrate, on an opportunistic basis, our services and network capabilities into third-party product offerings, to sell our software and to license our intellectual property.

         We generate a substantial portion of our revenues from subscribers that pay through activation, subscription and usage fees. Greater than two-thirds of our Corporate channel revenue is generated by usage fees. We also generate a small percentage of our overall revenues from advertising to non-paid subscribers (sometimes referred to as "Free" subscribers). These "advertising-supported" subscribers, which are managed through our Web channel, also serve as a significant source of new paid subscribers, both for the Web channel and the Corporate channel. This process of migrating advertising-supported customers to paid services is part of our "life cycle management" program. This program includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on free services set forth in our customer agreements. In addition, our life cycle management program is designed to encourage more frequent use of our services by paid subscribers.

         Of the more than 5.2 million telephone numbers deployed as of June 30, 2003, our Web channel had approximately 293,000 direct paying telephone numbers and approximately 4.8 million advertising-supported telephone numbers. Our Corporate channel had approximately 56,000 telephone numbers deployed. For the six months ended June 30, 2003, our Web, Corporate and Licensed Services channel revenues represented 71%, 29% and less than 1% of our total revenues, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED
JUNE 30, 2003 AND 2002

REVENUE ITEMS

SUBSCRIBER REVENUES. Subscriber revenues, which accounted for approximately 96% of our total revenues for each of the three and six-month periods ended June 30, 2003, are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $16.3 million and $10.4 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, subscriber revenues were $30.8 million and $19.8 million, respectively. The increases in subscriber revenues during these periods were due primarily to an increase in our paying subscribers in both our Web and Corporate channels and an increase in usage levels in our Corporate channel. The increases in paid subscribers in our Web channel were the result of new Web sign-ups derived from word-of-mouth, a decrease in cancellations, increased Internet advertising and conversions of existing advertising-supported customers to paid services as a result of our "lifecycle management" program. The increases in paid subscribers in our Corporate channel were the result of new customer and DID additions generated by our direct sales force. Our number of subscribers (both paid and advertising-supported) was greater than 5.2 million and 4.5 million as of June 30, 2003 and 2002, respectively, and the percentage of paid subscribers has increased year-over-year.

         Effective mid-June 2003, we implemented a price increase for new subscribers of our Web channel services. Based on the limited information available to date, we believe that the price increase has resulted in an overall increase in Web channel revenues, however, its effect on future total revenues cannot yet be determined. A decision whether to apply the price increase to our existing Web channel customer base has not yet been made.

ADVERTISING. We generate advertising revenues, which accounted for approximately 4% of our total revenues for each of the three and six-month periods ended June 30, 2003, primarily by delivering email messages on behalf of advertisers to our customers primarily those in our advertising-supported Web channel base. Advertising revenues, a component of our Web channel, were $609,000 and $705,000 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, advertising revenues were $1.2 million and $1.5 million, respectively. The decreases in advertising revenues were due, among other reasons, to weaker demand for email advertising market in the first half of 2003 compared to the first half of 2002, which resulted in less advertising spend by our advertisers and a slight decrease in advertising rates. We expect the demand for email advertising market demand to remain weak for the remainder of 2003 and, as a result, our advertising revenues may further decline unless we are able to offset that decline by offering added value to our advertisers or by significantly increasing the number of our "advertising-supported" customers.

LICENSED SERVICES. Licensed Services channel revenues, which accounted for less than 1% of our total revenues for each of the three and six-month periods ended June 30, 2003, consisted primarily of revenues from licensing our PaperMaster(R) document management software. For the three and six months ended June 30, 2002, our Licensed Services channel consisted primarily of royalties and revenues from licensing our PaperMaster(R) document management software.

REVENUES BY CHANNEL. For each of the three and six-month periods ended June 30, 2003, our Web, Corporate and Licensed Services channel revenues represented 71%, 29% and less than 1% of our total revenues, respectively. For the three and six-month periods ended June 30, 2002, our Web, Corporate and Licensed Services channel revenues represented 74%, 24% and 2% of our revenues, respectively. The primary reason for the change in these revenue percentages across the sales channels was the faster rate of growth of our Corporate channel during 2003.

COST OF REVENUES. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues was $3.2 million, or 19% of total revenues, and $2.7 million, or 24% of total revenues, for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, cost of revenues were $6.3 million, or 19% of total revenues, and $6.1 million, or 28% of total revenues, respectively. The overall increases in cost of revenues corresponded to an increase in subscription revenues, relative to the variable costs to support those subscription revenues. The decreases in cost of revenues as a percentage of revenues were a result of our ability to negotiate reduced costs with several of our vendors and the consolidation of various components of our infrastructure during the first six months of 2002 with a continuing effect into this past quarter's results.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, customer acquisition payments, advertising expenses, consulting services, promotional and public relations activities, trade show appearances and other business development activities. Our marketing and advertising relationships consist primarily of fixed cost, impression-based, search engine placement and cost-per-click advertising arrangements with an array of online service providers. On an ongoing basis, we assess the effectiveness of these relationships in acquiring customers at acceptable costs.

         Sales and marketing expenses were $2.9 million, or 17% of total revenues, and $1.4 million, or 13% of total revenues, for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, sales and marketing expenses were $5.4 million, or 17% of total revenues, and $2.7 million, or 13% of total revenues, respectively. These increases in sales and marketing expenses were due primarily to a more aggressive Web channel customer acquisition campaign and additional selling personnel added to the Corporate channel.

         Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the three months ended June 30, 2003 and 2002, total amounts expensed under these agreements were $375,000 and $75,000, respectively. For the six months ended June 30, 2003 and 2002, total amounts expensed under these agreements were $750,000 and $75,000, respectively.

RESEARCH AND DEVELOPMENT. Our research and development costs consist primarily of personnel related costs. Research and development costs were $1.0 million, or 6% of total revenues, and $744,000, or 7% of total revenues, for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, research and development costs were $2.0 million, or 6% of total revenues, and $1.5 million, or 7% of total revenues, respectively. The increases in research and development costs were primarily due to an increase in personnel costs to develop and implement additional service features and functionality and continue to bolster the capacity and security of our infrastructure to accommodate our growing customer base. Research and development costs as a percentage of revenue decreased as a result of proportionately greater increases in revenues over the same periods.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this statement, no goodwill or trade name amortization was recorded during the three and six-month periods ended June 30, 2003 and 2002.

         SFAS No. 142 also required that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a cumulative change of accounting principle. In the first quarter of 2002, we recognized such a deferred credit amounting to $225,000 in the accompanying condensed consolidated statement of operations.

         Amortization of other intangibles, included in general and administrative expenses, aggregated $31,000 and $19,000 for the three months ended June 30, 2003 and 2002, respectively, and $56,000 and $131,000 for the six months ended June 30, 2003 and 2002, respectively. The $131,000 as of June 30, 2002 primarily represented amortization for an intangible asset with a finite useful life under SFAS No. 142. This intangible asset was fully amortized as of January 2002. See Note 7 to the accompanying condensed consolidated financial statements for a further discussion of goodwill and intangible assets.

INTEREST AND OTHER INCOME. For the three and six-month periods ended June 30, 2003, interest and other income consisted primarily of interest earned on cash, cash equivalents and short-term investments. For the three and six-month periods ended June 30, 2002, interest and other income consisted primarily of a gain on the sale of an investment and interest earned on cash and cash equivalents. Interest and other income amounted to $69,000 and $232,000 for the three months ended June 30, 2003 and 2002, respectively, and $143,000 and $325,000 for the six months ended June 30, 2003 and 2002, respectively. The decreases in interest and other income for the three and six-month periods ending June 30, 2003 were primarily due to a gain on the sale of an investment approximating $162,000 occurring in the first half 2002 and higher interest rates earned on cash and investments in 2002 (notwithstanding higher cash and investment balances for 2003).

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

         The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. Our ability to utilize NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before we acquired them are also limited according to these provisions. After giving effect to these limitations, as of December 31, 2002 we estimated that approximately $50 million of the federal NOL and $43 million of the state NOL would be available for use before their expiration.

         Income tax expense amounted to approximately $280,000 and zero for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, income tax expense was $515,000 and zero, respectively. In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing their NOLs in the 2002 and 2003 tax years only. As a result, 2003 state income tax expense of $280,000 and $515,000 for the three and six-month periods ended June 30, 2003 and 2002, respectively, consists of apportioned California taxes offset by certain state research and development tax credits. For the remainder of 2003, we expect to incur California income tax expense of approximately 5% of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, our primary sources of liquidity consisted of $44.4 million in cash and cash equivalents and $2.1 million in short-term investments.

         Net cash provided by operating activities was $13.9 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively. For the first two quarters of 2003, net cash provided by operating activities resulted primarily from our operating earnings, supplemented by depreciation and amortization, a decrease in prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable and an increase in accounts receivable. For the first two quarters of 2002, net cash provided by operating activities resulted primarily from our operating earnings, supplemented by depreciation and amortization, a decrease in prepaid expenses and an increase in deferred revenue, offset by a decrease in accounts payable, increases in accounts receivable and other assets, the benefit of a non-cash cumulative change in accounting principle and a gain on the sale of an investment.

         Net cash used in investing activities was $3.6 million and $969,000 for the six months ended June 30, 2003 and 2002, respectively. For the first two quarters of 2003, net cash used in investing activities was comprised primarily of purchases of short-term investments, furniture, fixtures and equipment and an intangible asset as well as the acquisition of a business, net of cash received, offset by repayments of notes receivable and proceeds from the sale of equipment. For the first two quarters of 2002, net cash used in investing activities consisted primarily of purchases of furniture, fixtures and equipment, offset by repayments of notes receivable and proceeds from the sale of an investment.

         Net cash provided by (used in) financing activities was $1.4 million and ($73,000) for the six months ended June 30, 2003 and 2002, respectively. For the first two quarters of 2003, net cash provided by financing activities was comprised primarily of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of long-term debt and capital lease obligations. For the first quarter of 2002, net cash used in financing activities was due to repayments of long-term debt and capital lease obligations, offset by proceeds from the exercise of stock options.

         Based on our past performance and current expectations, we believe that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FINANCIAL COMMITMENTS

CAPITAL LEASING AND LOAN ARRANGEMENTS

         We finance a portion of our operating technology software and hardware, office equipment and certain insurance costs through capital leasing and loan arrangements. Our software, hardware and office equipment financing is secured by the related assets. Our financing for insurance costs is unsecured. Amounts due under these arrangements approximated $524,000 and $847,000 as of June 30, 2003 and December 31, 2002, respectively, with installments due through 2006 at fixed rates ranging from 3.4% to 8.8% per annum.

OPERATING LEASES

         We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2010. Future minimum lease payments under operating leases as of June 30, 2003 for the remainder of the fiscal year ending December 31, 2003 approximate $387,000.

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):
                                Year Ending
                                December 31,
                                ------------
2004                            $        695
2005                                     695
2006                                     708
2007                                     708
2008                                     708
Thereafter                               708
                                ------------
Total                           $      4,222
                                ============


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

         o Compete with existing or new providers of similar services with regard to price, quality and functionality;

         o Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

         o Adequately manage and plan for potentially burdensome regulation of the telecommunications and/or the Internet industries, which could adversely affect our business;

         o Obtain large quantities of non-paying users on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

         o Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

         o Utilize our federal and state net operating loss tax carry-forwards which may be subject to limitations;

         o Successfully adapt to technological changes in the messaging, communications and document management industries;

         o Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

         o Maintain and manage relationships with marketing companies, telecommunications carriers and network services providers (e.g., collocation and Internet broadband suppliers);

         o Adequately manage growth in terms of managerial and operational resources;

         o Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality, accommodate increased traffic, bill our customers and provide adequate security of customer data and messages;

         o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

         o    Recruit and retain key personnel.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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


Item 4.  Controls and Procedures
--------------------------------

         Disclosure Controls and Procedures. The Company's management, with the participation of the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings
--------------------------

         We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Our 2003 Annual Meeting of Shareholders was held on May 7, 2003 in Los Angeles, California. There were 11,243,113 shares of our common stock entitled to be voted on March 27, 2003, the record date for the meeting. The following matters were submitted to our shareholders for a vote at the Annual Meeting:

         1. To elect the following five director nominees to serve for the ensuing year and until their successors are elected. All nominees were elected as directors with the following vote:

             Nominee                   For             Withheld or Abstained
             -------                   ---             ---------------------
         Douglas Y. Bech            9,890,575                 262,980
         Robert J. Cresci           9,890,569                 262,986
         Richard S. Ressler         9,872,875                 280,680
         John F. Rieley             9,872,869                 280,686
         Michael P. Schulhof        9,890,575                 262,980

         2. To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2003. This proposal was approved with the following vote:

             For             Against            Abstain        Broker Non-Votes
             ---             -------            -------        ----------------
         10,003,116          143,026             7,413                --


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a.  Exhibits:

         EXHIBIT
         NUMBER     DESCRIPTION
         ------     -----------

           31 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003.

           32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003.


         b.  Reports on Form 8-K:

         ITEM       DESCRIPTION                                 FILING DATE
         ----       -----------                                 -----------

         7,9        Regulation FD disclosure regarding          February 6, 2003
                    fourth quarter and fiscal year 2002
                    financial results, revised financial
                    estimates for first quarter and
                    fiscal year 2003, and February 2003
                    Investor Presentation.

         7,9        Regulation FD disclosure regarding          April 9, 2003
                    j2 Global's presentation at the
                    Sidoti & Company, LLC Seventh Annual
                    Emerging Growth Institutional
                    Investor Forum.

         7,9        Regulation FD disclosure regarding          April 22, 2003
                    first quarter 2003 financial
                    results, revised financial estimates
                    for second quarter and fiscal year
                    2003, and April 2003 Investor
                    Presentation.

         7,9        Regulation FD disclosure regarding          April 22, 2003
                    clarification of certain comments
                    made during the first quarter
                    earnings conference call.

         7,9        Disclosure regarding integration of         May 15, 2003
                    the Company's eFax(R) and May 15,
                    2003 jConnect(R) services with
                    Microsoft(R) Office 2003 software.

         7,9        Regulation FD disclosure regarding          May 16, 2003
                    sale of j2 Global common shares by
                    certain reporting officers.

         7,9        Regulation FD disclosure regarding          June 19, 2003
                    j2 Global's presentation at the
                    Thomas Weisel Partners Growth Forum
                    5.0 Conference.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            j2 Global Communications, Inc.



Date:  August 11, 2003                      By:  /s/ R. SCOTT TURICCHI
                                                 -------------------------------
                                                 R. Scott Turicchi
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)




Date:  August 11, 2003                      By:  /s/ GREGGORY KALVIN
                                                 -------------------------------
                                                 Greggory Kalvin
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------





       EXHIBIT
       NUMBER    DESCRIPTION
       ------    -----------

         31 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 11, 2003.

         32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 11, 2003.