Form 10-Q
period 2003-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2003-11-14
CIK 1084048

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    FORM 10-Q
                                  _____________


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number: 0-25965
                                 ______________



                         j2 GLOBAL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        51-0371142
    ----------------------------                            ----------------
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

                                 ______________

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

As of October 31, 2003, the registrant had outstanding 23,064,840 shares of Common Stock, $0.01 par value, which is the only class of common or voting stock of the registrant issued.
================================================================================
                         j2 GLOBAL COMMUNICATIONS, INC.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.  Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets (unaudited)               3
              Condensed Consolidated Statements of Operations (unaudited)     4
              Condensed Consolidated Statements of Cash Flows (unaudited)     5
              Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     20

     Item 4.  Controls and Procedures                                        20



PART II. OTHER INFORMATION
--------------------------

     Item 1.  Legal Proceedings                                              22

     Item 6.  Exhibits and Reports on Form 8-K                               22


     Signatures                                                              23

     Index to Exhibits                                                       24

PART I FINANCIAL INFORMATION
----------------------------

Item 1. Financial Statements
----------------------------

                         j2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)


                                                                    September 30,  December 31,
                                                                        2003           2002
                                                                    ------------   ------------
ASSETS
      Cash and cash equivalents                                     $     46,313   $     32,777
      Short-term investments                                               8,213           --
      Accounts receivable,
         net of allowances of $336,000 and $233,000, respectively          5,858          5,082
      Prepaid expenses and other current assets                            2,279          1,408
                                                                    ------------   ------------
           Total current assets                                           62,663         39,267

      Furniture, fixtures and equipment, net                               6,641          6,500
      Goodwill and other purchased intangibles, net                       17,961         17,324
      Other assets                                                           372          1,002
                                                                    ------------   ------------
           Total assets                                             $     87,637   $     64,093
                                                                    ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
      Accounts payable and accrued expenses                         $      3,590   $      3,948
      Deferred revenue                                                     3,691          2,615
      Current portion of long-term debt                                    1,256            595
                                                                    ------------   ------------
           Total current liabilities                                       8,537          7,158
      Long-term debt                                                         334            252
                                                                    ------------   ------------
           Total liabilities                                               8,871          7,410
                                                                    ------------   ------------

      Total stockholders' equity                                          78,766         56,683

                                                                    ------------   ------------
      Total liabilities and stockholders' equity                    $     87,637   $     64,093
                                                                    ============   ============

      See accompanying notes to condensed consolidated financial statements

                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, in thousands except share and per share amounts)


                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  2003           2002           2003           2002
                                              ------------   ------------   ------------   ------------
Revenues:
        Subscriber                            $     17,806   $     11,551   $     48,567   $     31,349
        Advertising                                    681            783          1,902          2,314
        Licensed services                              416            169            679            526
                                              ------------   ------------   ------------   ------------
                                                    18,903         12,503         51,148         34,189

Cost of revenues                                     3,494          2,550          9,751          8,692
                                              ------------   ------------   ------------   ------------

        Gross profit                                15,409          9,953         41,397         25,497
                                              ------------   ------------   ------------   ------------

Operating expenses:
        Sales and marketing                          2,897          1,982          8,273          4,713
        Research and development                     1,006            747          3,055          2,279
        General and administrative                   4,085          3,372         11,296         10,144
                                              ------------   ------------   ------------   ------------

        Total operating expenses                     7,988          6,101         22,624         17,136
                                              ------------   ------------   ------------   ------------

Operating earnings                                   7,421          3,852         18,773          8,361

Interest and other income, net                         126             62            269            387
                                              ------------   ------------   ------------   ------------

        Earnings before income taxes
             and cumulative effect of
             change in accounting principle          7,547          3,914         19,042          8,748

Income tax expense                                     347           --              862           --
                                              ------------   ------------   ------------   ------------


        Earnings before cumulative
             effect of change in
             accounting principle                    7,200          3,914         18,180          8,748

Cumulative effect of change in
        accounting principle                          --             --             --              225
                                              ------------   ------------   ------------   ------------

Net earnings                                  $      7,200   $      3,914   $     18,180   $      8,973
                                              ============   ============   ============   ============

Net earnings per common share:
        Basic                                 $       0.32   $       0.18   $       0.81   $       0.42
        Diluted                               $       0.28   $       0.16   $       0.73   $       0.38

Weighted average shares outstanding:
        Basic                                   22,857,057     21,656,946     22,578,729     21,544,116
        Diluted                                 25,493,305     24,479,474     24,990,025     23,679,576

      See accompanying notes to condensed consolidated financial statements

                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        2003               2002
                                                                    ------------       ------------
Cash flows from operating activities:
          Net earnings                                              $     18,180       $      8,973
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
          Depreciation and amortization                                    2,986              2,615
          Non-cash income tax expense                                        726               --
          Compensation in exchange for note reduction                        130                130
          Compensation in exchange for common stock                         --                   93
          Gain on sale of investment                                        --                 (162)
          Gain on repurchase of treasury stock                              --                  (80)
          Cumulative effect of change in accounting principle               --                 (225)
      Decrease (increase) in:
          Accounts receivable                                               (557)            (1,119)
          Interest receivable                                                (27)               (28)
          Prepaid expenses                                                   542                374
          Other assets                                                      (139)              (299)
      (Decrease) increase in:
          Accounts payable                                                  (395)              (792)
          Deferred revenue                                                 1,026                549
                                                                    ------------       ------------
Net cash provided by operating activities                                 22,472             10,029
                                                                    ------------       ------------

Cash flows from investing activities:
          Purchases of short-term investments, net                        (8,213)              --
          Purchase of furniture, fixtures and equipment                   (2,660)            (1,780)
          Purchase of intangible asset                                      (200)              --
          Acquisition of a business, net of cash received                   (975)              --
          Payment of accrued exit costs                                     --                 (100)
          Repayments of notes receivable, net                                539                190
          Proceeds from sale of equipment                                     73               --
          Proceeds from sale of an investment                               --                  170
                                                                    ------------       ------------
Net cash used in investing activities                                    (11,436)            (1,520)
                                                                    ------------       ------------

Cash flows from financing activities:
          Issuance of common stock under employee
             stock purchase plan                                             270               --
          Exercise of stock options                                        2,906                798
          Repayment of long-term debt and capital leases, net               (676)              (954)
                                                                    ------------       ------------
Net cash provided by (used in) financing activities                        2,500               (156)
                                                                    ------------       ------------

Net increase in cash and cash equivalents                                 13,536              8,353
Cash and cash equivalents at beginning of year                            32,777             19,087
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $     46,313       $     27,440
                                                                    ============       ============

      See accompanying notes to condensed consolidated financial statements
                         j2 GLOBAL COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     j2 Global Communications, Inc. (the "Company") is a leading provider of outsourced, value-added messaging and communications services to individuals and businesses throughout the world. The Company is a Delaware corporation and was founded in 1995.

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries; eFax.com, Inc., SureTalk.com, Inc., Documagix, Inc., ProtoDyne, Inc., j2 Latin America, Inc., dotCOM, Ltd. and Driverworks.com Development Corporation. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements and related financial schedules are unaudited. The Company's interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003 and the Company's Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2003 and August 13, 2003.

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

NOTE 3 - STOCK SPLIT

     On August 5, 2003, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend, payable August 29, 2003 to shareholders of record on August 18, 2003. Per share and weighted average share amounts have been adjusted in the accompanying financial statements and related notes to reflect this split for all periods presented.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement also amends Accounting Principles Board Opinion ("APBO") No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2003. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value-based method of accounting for stock-based employee compensation, SFAS No. 148 will have no impact on the Company's financial condition, results of operations or liquidity. Please refer to Note 10 to the condensed consolidated financial statements included herein for interim disclosures regarding stock-based employee compensation.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 in the third quarter of fiscal 2003 did not have a material effect on the Company's financial condition, results of operations or liquidity.

NOTE 5 - CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company's subscriber revenues consist substantially of monthly recurring and usage based subscription fees. In accordance with GAAP and with SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of monthly recurring and usage based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated life.

     The Company's advertising revenues consist primarily of revenues derived by delivering email messages and presenting banners on behalf of advertisers to its customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

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

     In accordance with SFAS No. 144, during the first, second and third quarters of 2003 the Company assessed whether events or changes in circumstances occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstances during the three and nine months ended September 30, 2003. Net long-lived assets amounted to approximately $7.5 million as of September 30, 2003.

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

     In accordance with SFAS No. 142, the Company performed annual impairment tests of goodwill and this trade name as of December 31, 2002 and concluded that, as of that date, there was no impairment. Furthermore, during the first, second and third quarters of 2003 the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. Having done so, the Company concluded that there were no such events or changes in circumstance during the three and nine months ended September 30, 2003. Net goodwill and a trade name with an indefinite useful life amounted to approximately $16.5 million as of September 30, 2003.

VALUATION OF DEFERRED TAX ASSETS

     Income taxes are accounted for under the asset and liability method as described in SFAS No. 109 "Accounting For Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's ability to realize the deferred tax asset is assessed throughout the year and a valuation allowance is established accordingly. See Note 9 to the accompanying condensed consolidated financial statements, as well as Item 2 of this Form 10-Q (Management's Discussion and Analysis of Financial Condition and Results of Operations), for a further discussion of income taxes and the valuation of deferred tax assets.

NOTE 6 - NET EARNINGS PER SHARE

     Basic net earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted net earnings per share are computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. For the three and nine months ended September 30, 2003 and 2002, the components of basic and diluted net earnings per share were as follows (in thousands except share and per share amounts):

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                           -------------------------   -------------------------
                                               2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Numerator for basic and diluted net
   earnings per common share:

       Net earnings                        $     7,200   $     3,914   $    18,180   $     8,973
                                           -----------   -----------   -----------   -----------

Denominator:

       Weighted average outstanding
          shares of common stock            22,857,057    21,656,946    22,578,729    21,544,116

      Dilutive effect of:
                  Employee stock options     2,312,510     2,595,584     2,120,686     2,087,638
                  Warrants                     323,738       226,944       290,610        47,822
                                           -----------   -----------   -----------   -----------

      Common stock and
         common stock equivalents           25,493,305    24,479,474    24,990,025    23,679,576
                                           -----------   -----------   -----------   -----------

Net earnings per share:
                  Basic                    $      0.32   $      0.18   $      0.81   $      0.42
                                           ===========   ===========   ===========   ===========

                  Diluted                  $      0.28   $      0.16   $      0.73   $      0.38
                                           ===========   ===========   ===========   ===========

NOTE 7 - ACQUISITIONS

     On January 30, 2003, the Company acquired dotCOM, Ltd., d/b/a Cyberbox, a Hong Kong-based company, for approximately $175,000, net of cash received, subject to adjustment based upon certain customer retention targets. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of dotCOM, Ltd. have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $149,000. The excess purchase price was comprised of approximately $122,000 of goodwill and $27,000 of identifiable intangible assets.

     On September 15, 2003, the Company acquired Driverworks.com Development Corporation ("Driverworks"), d/b/a M4Internet, a California-based company that provides technology and services for personalized, permission-based email messaging, for approximately $800,000, net of cash received, subject to adjustment based upon certain earn-out provisions. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of Driverworks have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $600,000, without giving effect to potential purchase price adjustments. As of the date of this report, the Company has not determined the allocation of excess purchase price between goodwill and identifiable intangible assets.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

     Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, the Company discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this Statement, no goodwill or trade name amortization was recorded during the three and nine-month periods ended September 30, 2003 and 2002.

     SFAS No. 142 also required that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a cumulative change of accounting principle. In the first quarter of 2002, the Company recognized such a deferred credit amounting to $225,000 in the accompanying condensed consolidated statement of operations.

     The following table reconciles per share data for net earnings before the cumulative effect of a change in accounting principle to net earnings after such change for the three and nine-month periods ending September 30, 2003 and 2002:

                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                             2003             2002             2003             2002
                                        --------------   --------------   --------------   --------------
Basic net earnings before
   cumulative effect of a change
   in accounting principle              $         0.32   $         0.18   $         0.81   $         0.41

Cumulative effect of a change in
   accounting principle                           --               --               --               0.01
                                        --------------   --------------   --------------   --------------
Basic net earnings per common share     $         0.32   $         0.18   $         0.81   $         0.42
                                        ==============   ==============   ==============   ==============

Diluted net earnings before
   cumulative effect of a change in
   accounting principle                 $         0.28   $         0.16   $         0.73   $         0.37

Cumulative effect of a change in
  accounting principle                            --               --               --               0.01
                                        --------------   --------------   --------------   --------------
Diluted net earnings per common share   $         0.28   $         0.16   $         0.73   $         0.38
                                        ==============   ==============   ==============   ==============

Weighted average shares outstanding:
   Basic                                    22,857,057       21,656,946       22,578,729       21,544,116
                                        ==============   ==============   ==============   ==============
   Diluted                                  25,493,305       24,479,474       24,990,025       23,679,576
                                        ==============   ==============   ==============   ==============


     Intangible assets, which are included in other purchased intangibles, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives currently ranging from 3 years to 8 years on a straight-line basis. Amortization expense, included in general and administrative expense, during the three and nine-month periods ended September 30, 2003 approximated $46,000 and $102,000, respectively. Amortization expense for the fiscal years 2003 through 2007 is estimated to approximate $150,000 per year and for fiscal year 2008 is estimated to approximate $120,000.

     Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. During the nine months ended September 30, 2003, the Company decreased the carrying amount of goodwill by approximately $88,000 primarily as a result of certain purchase price adjustments that effected existing goodwill, offset by the acquisition of dotCOM, Ltd. As of September 30, 2003, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows (in thousands):

                                                       Amortization   Historical   Accumulated
                                                          period         cost      amortization      Net
                                                       ------------   ----------   ------------   ---------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
  Acquired product technology rights:
                  Patent                                  8 years      $  1,005      $    169      $    836

                  Other                                   3 years            59            51             8

INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION

                    Goodwill                                           $ 23,430      $  8,181      $ 15,249

                    Indefinite-lived trade name                           1,500      $    232         1,268

OTHER

                  Unallocated - refer to Note 7                        $    600           --            600


                                                                                                   --------
Goodwill and other purchased intangibles, net                                                      $ 17,961
                                                                                                   ========

NOTE 9 - INCOME TAXES

FEDERAL INCOME TAXES

     As of September 30, 2003, the Company had federal net operating loss carry-forwards ("NOLs") and federal tax credits of approximately $103 million and $1 million, respectively. As a result of these NOLs and tax credits, the Company has neither accrued nor paid federal income taxes since its inception.

     The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. The Company's ability to utilize its NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before their acquisitions by the Company are also limited according to these provisions. After giving effect to these limitations, as of September 30, 2003 the Company estimated that approximately $41 million of the federal NOL and $1 million of federal tax credits would be available for use before their expiration in the year 2021.

State Income Taxes

     As of September 30, 2003, the Company had State of California NOLs of approximately $43 million, net of "ownership change" restrictions imposed by the Tax Reform Act of 1986 referred to above. In September 2002, the State of California enacted legislation deferring the use of NOL carry-forwards until the 2004 tax year. The Company anticipates utilizing these state NOLs before they expire in the year 2013. As a result, state income tax expense for the three and nine-month periods ending September 30, 2003 approximated $347,000 and $862,000, respectively, which amounts consist of apportioned California taxes offset by certain state research and development tax credits.

Deferred Tax Assets

     The Company's federal and state NOLs and other deferred tax assets as of September 30, 2003 were fully reserved by a valuation allowance. Based upon its expected continued profitability in the fourth quarter of 2003 and, based on current information, for the foreseeable future, the Company anticipates that it will meet the "more likely-than-not" criteria for recognition of deferred tax assets as described in SFAS No. 109 "Accounting For Income Taxes". As a result, the Company anticipates reducing its valuation allowance and recognizing a substantial portion of its remaining federal and state NOLs and other tax credits as a tax asset in the fourth quarter of 2003.

NOTE 10 - ACCOUNTING FOR STOCK OPTIONS

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

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                       2003         2002          2003         2002
                                                    ----------   ----------    ----------   ----------
Net earnings, as reported                           $    7,200   $    3,914    $   18,180   $    8,973

Add: Stock based employee
    compensation expense included
    in reported net earnings, net
    of related tax benefits                                 --           --            --           --

Deduct: Stock based employee
    compensation expense determined
    under the fair value-based method
    for all awards, net of related
    tax effects                                           (531)        (504)       (1,420)      (1,143)
                                                    ----------   ----------    ----------   ----------

Pro forma net earnings                              $    6,669   $    3,410    $   16,760   $    7,830
                                                    ==========   ==========    ==========   ==========

Basic net earnings per common share:
                                  As reported       $     0.32   $     0.18    $     0.81   $     0.42
                                                    ==========   ==========    ==========   ==========

                                  Pro forma         $     0.29   $     0.16    $     0.74   $     0.36
                                                    ==========   ==========    ==========   ==========

Diluted net earnings per common share:
                                  As reported       $     0.28   $     0.16    $     0.73   $     0.38
                                                    ==========   ==========    ==========   ==========

                                  Pro forma         $     0.26   $     0.14    $     0.67   $     0.33
                                                    ==========   ==========    ==========   ==========

NOTE 11 - LEASING LINE OF CREDIT

     In the third quarter of 2003, the Company entered into an equipment leasing line of credit which permits borrowings up to $2.5 million. As of September 30, 2003, amounts drawn down under this credit line were $236,000, which are included in long-term debt in the accompanying financial statements. The credit line bears interest at 5.8% subject to adjustment based on the 36-month Treasury rate and is secured by the equipment being financed. Borrowings under this credit line are subject to repayment terms of 36 months commencing from the date of each draw-down.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the nine-month periods ended September 30, 2003 and 2002 approximated $40,000 and $71,000, respectively, substantially all of which related to long-term debt and capital leases.

     Cash paid for income taxes during the nine-month periods ended September 30, 2003 and 2002 approximated $300,000 and zero, respectively.

     During the nine-month periods ended September 30, 2003 and 2002, the Company entered into loan arrangements approximating $1.2 million and $695,000, respectively, to finance certain corporate insurance policies.

     During the nine months ended September 30, 2003 and 2002, the Company entered into capital lease arrangements for certain computer equipment and software approximating $236,000 and $543,000, respectively.

     Through the nine months ended September 30, 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $726,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ("we," "us" and "our") is a leading provider of outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We are a Delaware corporation and were founded in 1995. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We market our services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, Consensus(R), PaperMaster(R) ProTM, Documagix(R), Hotsend(R) and recently-acquired M4InternetTM.

     We deliver our services through our global telephony/Internet Protocol ("IP") network, which covers more than 1,100 cities in 20 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers (also referred to as Direct Inward Dial numbers or "DIDs"), Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong, and we intend to continue to pursue similar acquisitions in the future. As of September 30, 2003, we had more than 5.5 million telephone numbers deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers.

     We organize our marketing and sales efforts into three distinct channels:
Web, Corporate and Licensed Services.

WEB CHANNEL

     We currently generate 70% of our total revenues through our Web channel, from a combination of Web subscriber and advertising revenues. This channel markets our eFax(R), jConnect(R) and Consensus(R) branded services through the Web sites eFax.com and j2.com, and also advertises to our non-paid subscribers (sometimes referred to as "Free" or "advertising-supported" subscribers).

     Our "advertising-supported" subscribers also serve as a source of new paid subscribers, for both our Web and Corporate channels. This process of migrating advertising-supported customers to paid services is part of our "life cycle management" program. This program includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on free services set forth in our customer agreements. In addition, our life cycle management program is designed to encourage more frequent use of our services by both paid and non-paid subscribers.

Subscriber Revenues. We generate subscriber revenues through marketing our Web channel services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, an in-house telesales group and word-of-mouth. More than three-quarters of our Web channel subscriber revenues are comprised of recurring subscription fees, with the balance resulting from usage and activation fees. As of September 30, 2003, we had approximately 317,000 telephone numbers deployed to paid Web channel subscribers.

     Advertising Revenues. Web channel advertising revenues are generated from advertising primarily to non-paid subscribers. As of September 30, 2003, we had approximately 5.1 million telephone numbers deployed to these advertising-supported Web channel subscribers.

CORPORATE CHANNEL

     We currently generate 29% of our total revenues through our Corporate channel. This channel markets our eFax Corporate(R) branded services to midsize and large businesses, as well as government agencies, through an in-house direct sales force. In September 2003, we acquired M4InternetTM, which provides technology and services for personalized, permission-based email messaging to midsize and large businesses through an in-house direct sales force. The Corporate channel also markets our eFax BroadcastTM and jBlast(R) services through an outsourced telesales organization. More than two-thirds of our Corporate channel revenues are generated by usage fees with the balance resulting from recurring subscription and activation fees. Usage makes up a significant portion of revenues generated by our Corporate channel; as a result, this channel's revenues are subject to fluctuations based on the market conditions faced by our corporate customers. For example, we have experienced fluctuations in usage levels from customers in the real estate industry, particularly those in the mortgage refinancing sector, due to fluctuations in mortgage rates. As of September 30, 2003, we had approximately 63,000 telephone numbers deployed to paying Corporate channel subscribers.

LICENSED SERVICES CHANNEL

     We currently generate 1% of our total revenues through our Licensed Services channel. This channel seeks to integrate our services and network capabilities on an opportunistic basis into third-party product offerings, to sell our software products and to license our intellectual property. The majority of our Licensed Services channel revenues currently result from the sale of our recently released PaperMaster(R) ProTM desktop-based document management software.

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE ITEMS

Subscriber Revenues. Subscriber revenues, which accounted for more than 94% of our total revenues for each of the three and nine-month periods ended September 30, 2003, are comprised primarily of monthly recurring subscription fees and usage based fees. Subscriber revenues were $17.8 million and $11.6 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, subscriber revenues were $48.6 million and $31.3 million, respectively. The increases in subscriber revenues during these periods were due primarily to an increase in our paying subscribers in both our Web and Corporate channels, an increase in usage levels in our Corporate channel and a price increase effective mid-June 2003 for new Web channel customers. The increases in paid subscribers in our Web channel were the result of new Web sign-ups derived from word-of-mouth, conversions of existing advertising-supported customers to paid services as a result of our "lifecycle management" program, a decrease in cancellations and increased Internet advertising . The increases in paid subscribers in our Corporate channel were the result of new customer accounts generated by our direct sales force and DID additions to the existing Corporate channel customer base. Our number of subscribers (both paid and advertising-supported) was greater than 5.5 million and 4.6 million as of September 30, 2003 and 2002, respectively, and the percentage of paid subscribers has increased year-over-year.

     Effective mid-June 2003, we implemented a price increase to new subscribers of our Web channel services. In mid-September 2003, we began applying the price increase to our existing base of Web channel customers. The monthly subscription fee for the eFax Plus service was raised from $9.95 to $12.95, and the activation fee increased from $10.00 to $12.95. For the jConnect Premier service, the monthly subscription fee was increased from $12.50 to $15.00, and the activation fee remained unchanged at $15.00. Implementation of this price increase to our existing Web channel customers is anticipated to extend over a period of twelve months, with the majority of the increases occurring within the first six months. As of September 30, 2003, we estimate that approximately 10% of our Web channel customers were subject to this increased pricing and, as such, the price increase had an insignificant impact on total third quarter Web channel revenues.

Advertising. We generate advertising revenues by delivering email messages and presenting banners on behalf of advertisers to our customers primarily those in our advertising-supported Web channel base. Advertising revenues, a component of our Web channel, accounted for approximately 5% of our total revenues for each of the three and nine-month periods ended September 30, 2003. For the three months ended September 30, 2003 and 2002, advertising revenues were $681,000 and $783,000, respectively. For the nine months ended September 30, 2003 and 2002, advertising revenues were $1.9 million and $2.3 million, respectively. The decreases in advertising revenues were due, among other reasons, to a weaker email advertising market demand inherent in the first nine months of 2003 compared to the first nine months of 2002, which resulted in less advertising spend by our advertisers and a slight decrease in advertising rates. We expect Internet email advertising market demand for the remainder of 2003 to remain comparable to that of the third quarter of 2003.

Licensed Services. Licensed Services channel revenues, which accounted for approximately 1% of our total revenues for each of the three and nine-month periods ended September 30, 2003, consisted primarily of revenues from licensing our PaperMaster(R) ProTM document management software. For the three and nine months ended September 30, 2002, our Licensed Services channel consisted primarily of hardware and software royalties and revenues from licensing our PaperMaster(R) document management software products.

Revenues by Channel. For each of the three and nine-month periods ended September 30, 2003, our Web, Corporate and Licensed Services channel revenues represented approximately 70%, 29% and 1% of our total revenues, respectively. For the three and nine-month periods ended September 30, 2002, our Web, Corporate and Licensed Services channel revenues represented approximately 73%, 26% and 1% of our total revenues, respectively. The primary reason for the change in these revenue percentages across the sales channels was the faster rate of growth of our Corporate channel during 2003.

Cost of Revenues. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues were $3.5 million, or 18% of total revenues, and $2.6 million, or 20% of total revenues, for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, cost of revenues were $9.8 million, or 19% of total revenues, and $8.7 million, or 25% of total revenues, respectively. The absolute dollar increases in cost of revenues corresponded to an increase in subscription and usage revenues across both the Web and Corporate channels. The decreases in cost of revenues as a percentage of total revenues were a result of increased economies of scale in our infrastructure and our ability to negotiate reduced costs with several of our vendors and the consolidation of various components of our infrastructure during the first six months of 2002 with a continuing effect into this past quarter's results.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, customer acquisition payments, advertising expenses, consulting services, promotional and public relations activities, trade show appearances and other business development activities. Our marketing and advertising relationships consist primarily of fixed Web site advertising placements at a fixed monthly cost, paid search engine placements priced on a cost-per-click basis, and cost-per-click and impression-based advertising arrangements, all with an array of online service providers. On an ongoing basis, we assess the effectiveness of these relationships in acquiring new customers at acceptable costs.

Sales and marketing expenses were $2.9 million, or 15% of total revenues, and $2.0 million, or 16% of total revenues, for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, sales and marketing expenses were $8.3 million, or 16% of total revenues, and $4.7 million, or 14% of total revenues, respectively. The increases in sales and marketing expenses were due primarily to a more aggressive Web channel customer acquisition campaign and additional selling personnel added to the Corporate channel.

     Amounts expensed under agreements with online service providers are included in sales and marketing expenses. For the three months ended September 30, 2003 and 2002, total amounts expensed under these agreements were $375,000 and $225,000, respectively. For the nine months ended September 30, 2003 and 2002, total amounts expensed under these agreements were $1,125,000 and $300,000, respectively.

Research and Development. Our research and development costs consist primarily of personnel related costs. Research and development costs were $1.0 million, or 5% of total revenues, and $747,000, or 6% of total revenues, for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, research and development costs were $3.1 million, or 6% of total revenues, and $2.3 million or 7% of total revenues, respectively. The increases in research and development costs were primarily due to an increase in personnel costs to develop and implement additional service features and functionality and continue to bolster the capacity, reliability and security of our infrastructure to accommodate our growing Web and Corporate channel customer bases and to serve our increasingly sophisticated Corporate channel customer base. Research and development costs as a percentage of total revenues decreased as a result of proportionately greater increases in revenues over the same periods.

Amortization of Goodwill and Other Intangibles. Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite useful life. In accordance with this statement, no goodwill or trade name amortization was recorded during the three and nine-month periods ended September 30, 2003 and 2002.

     SFAS No. 142 also required that the amount of any unamortized deferred credit from a business combination effected prior to July 1, 2001 be recognized into earnings as the effect of a cumulative change of accounting principle. In the first quarter of 2002, we recognized such a deferred credit amounting to $225,000 in the accompanying condensed consolidated statement of operations.

     Amortization of other intangibles, included in general and administrative expenses, aggregated $46,000 and $19,000 for the three months ended September 30, 2003 and 2002, respectively, and $102,000 and $150,000 for the nine months ended September 30, 2003 and 2002, respectively. The $150,000 as of September 30, 2002 primarily represented amortization for an intangible asset with a finite useful life under SFAS No. 142. This intangible asset was fully amortized as of January 2002. See Note 8 to the accompanying condensed consolidated financial statements for a further discussion of goodwill and intangible assets.

Interest and Other Income. For the three and nine-month periods ended September 30, 2003, interest and other income consisted primarily of interest earned on cash, cash equivalents and short-term investments. For the three and nine-month periods ended September 30, 2002, interest and other income consisted primarily of a gain on the sale of an investment and interest earned on cash and cash equivalents. Interest and other income amounted to $126,000 and $62,000 for the three months ended September 30, 2003 and 2002, respectively, and $269,000 and $387,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in interest and other income for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was a result of higher overall cash balances and the composition of slightly higher yielding investments during third quarter of 2003. The decrease in interest and other income for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to a gain on the sale of an investment approximating $162,000 occurring in the first half of 2002.

Income Taxes. Income tax expense amounted to approximately $347,000 and zero for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, income tax expense was $862,000 and zero, respectively. In September 2002, the State of California enacted legislation deferring the use of NOL carry-forwards until the 2004 tax year. As a result, 2003 state income tax expense of $347,000 and $862,000 for the three and nine-month periods ended September 30, 2003 and 2002, respectively, consisted of apportioned California taxes offset by certain state research and development tax credits. For the remainder of 2003, we expect to incur California income tax expense of approximately 5% of income before taxes.

     As of September 30, 2003, we had federal and state (California) net operating loss carry-forwards ("NOLs") of approximately $103 million and $43 million, respectively. In addition, we had federal tax credits approximating $1 million.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an "ownership change" (as defined in the Internal Revenue Code) of a corporation. Our ability to utilize NOLs is limited as a result of such "ownership changes". The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before their acquisitions by the Company are also limited according to these provisions. After giving effect to these limitations, as of September 30, 2003, we estimated that approximately $41 million of the federal NOL and $1 million of the federal tax credits would be available for use before their expiration in the year 2021 and $43 million of the state NOL would be available for use before its expiration in the year 2013.

     Based upon our expected continued profitability in the fourth quarter of 2003 and, based on current information, for the foreseeable future, we anticipate that we will meet the "more likely-than-not" criteria for recognition of deferred tax assets as described in SFAS No. 109 "Accounting For Income Taxes". As a result, we anticipate reducing the valuation allowance and recognizing a substantial portion of its remaining federal and state NOLs and other tax credits as a tax asset in the fourth quarter of 2003. We believe that a reduction in the valuation allowance at that time will result in a one-time income tax benefit recorded in the fourth quarter of 2003 ranging from $9 million to $13 million, or $0.35 to $0.50 per fully diluted share. Assuming this takes place, beginning in the first quarter of 2004 and continuing into the future, we expect to reflect both federal and state income tax expense at a rate no greater than 40%; however, the actual tax rate accrual for 2004 and beyond will depend on several factors, including, but not limited to, tax rates and the relative composition of our domestic and international business.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, our primary sources of liquidity consisted of $46.3 million in cash and cash equivalents and $8.2 million in short-term investments.

     Net cash provided by operating activities was $22.5 million and $10.0 million for the nine months ended September 30, 2003 and 2002, respectively. For the first three quarters of 2003 and 2002, net cash provided by operating activities resulted primarily from our operating earnings and depreciation and amortization, offset by changes in assets and liabilities.

     Net cash used in investing activities was $11.4 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively. For the first three quarters of 2003, net cash used in investing activities was comprised primarily of purchases of short-term investments and furniture, fixtures and equipment. For the first three quarters of 2002, net cash used in investing activities consisted primarily of purchases of furniture, fixtures and equipment.

     Net cash provided by (used in) financing activities was $2.5 million and ($156,000) for the nine months ended September 30, 2003 and 2002, respectively. For the first three quarters of 2003 and 2002, net cash provided by financing activities was comprised primarily of proceeds from the exercise of stock options, offset by net repayments of long-term debt and capital lease obligations.

     Based on our past performance and current expectations, we believe that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FINANCIAL COMMITMENTS

CAPITAL LEASING AND LOAN ARRANGEMENTS

     We finance a portion of our operating technology software and hardware, office equipment and certain insurance costs through capital leasing and loan arrangements. Our software, hardware and office equipment financing is typically secured by the related assets. Our financing for insurance costs is unsecured. Amounts due under these arrangements approximated $1.6 million and $847,000 as of September 30, 2003 and December 31, 2002, respectively, with installments due through 2006 at fixed rates ranging from 3.4% to 8.8% per annum.

     In the third quarter of 2003, we entered into an equipment leasing line of credit which permits borrowings up to $2.5 million. As of September 30, 2003, amounts drawn down under this credit line were $236,000, which is included in long-term debt in the accompanying financial statements. The credit line bears interest at 5.8% subject to adjustment based on the 36-month Treasury rate and is secured by the equipment being financed. Borrowings under this credit line are subject to repayment terms of 36 months commencing from the date of each draw-down.

Operating Leases

     We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2010. For the remainder of fiscal year 2003, minimum lease payments under operating leases as of approximate $195,000.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

                          Year Ending
                          December 31,
                          -----------
2004                      $       695
2005                              695
2006                              708
2007                              708
2008                              708
Thereafter                        708
                          -----------
Total                     $     4,222
                          ===========


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

     o Utilize our federal and state net operating loss tax carry-forwards which may be subject to limitations

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

     o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

     o    Recruit and retain key personnel.

     In addition, a material amount of the Company's Corporate channel revenues are generated from customers in the real estate industry, particularly those in the mortgage refinancing sector. As a result, the Company's Corporate channel usage revenues can fluctuate based on changes in mortgage interest rates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     a. Exhibits:

     Exhibit
     Number         Description
     ------         -----------

       31 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 11, 2003.

       32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 11, 2003.

     b. Reports on Form 8-K:

     Item           Description                                     Filing Date
     ----           -----------                                     -----------

      7,9           Regulation FD disclosure regarding second      July 22, 2003
                    quarter 2003 financial results, revised
                    financial estimates for third quarter and fiscal year 2003, and July 2003 Investor
                    Presentation.

      7,9           Regulation FD disclosure regarding             July 22, 2003
                    clarification of certain comments made
                    during the second quarter earnings
                    conference call.

      7,9           Regulation FD disclosure announcing that      August 8, 2003
                    j2's Board of Directors approved a
                    two-for-one stock split, to be effected
                    in the form of a stock dividend.

      7,9           Regulation FD disclosure announcing        September 9, 2003
                    that j2 was awarded a patent for its
                    messaging network architecture.

      7,9           Regulation FD disclosure regarding the    September 11, 2003
                    Company's intentions to apply a price
                    increase to its existing Web channel
                    customer base over a twelve month period.


Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             j2 Global Communications, Inc.


Date: November 11, 2003                      By:  /s/ R. SCOTT TURICCHI
                                                  -----------------------------
                                                  R. Scott Turicchi
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date: November 11, 2003                      By:  /s/ GREGGORY KALVIN
                                                  -----------------------------
                                                  Greggory Kalvin
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

     Exhibit
     Number         Description
     ------         -----------

       31 Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 11, 2003.

       32 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 11, 2003.