Form 10-K
period 2003-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2004-03-15
CIK 1084048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,003,000 based upon the closing sales price of the registrant’s Common Stock as reported on the NASDAQ National Market on that date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2004, the registrant had 23,139,596 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 28, 2004, are incorporated by reference into Part III of this Form 10-K.

This Report on Form 10-K includes 64 pages with the Index to Exhibits located on page 60.

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “Our” or “We”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging & communications services. We market our services principally under the brand names eFax®, jConnect®, JFAX®, eFax Corporate®, jBlast®, eFax Broadcast™, PaperMaster®, Consensus™, M4 Internet™ and ProtoFax®.

We deliver our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 1,100 cities in 20 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers, Internet bandwidth and co-location space for our equipment. In addition, we have expanded our network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of December 31, 2003, we had more than 5.6 million telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”) deployed to our customers. In addition, we maintain an inventory of additional telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

We organize our marketing and sales efforts into three channels: Web, Corporate and Licensing and Other. The Web channel markets our eFax, jConnect and Consensus branded services primarily to individuals and small businesses through a combination of Internet-based marketing and advertising, in-house telesales and word-of-mouth. Introduced in late-2000, the Corporate channel markets our eFax Corporate branded service to midsize and large businesses, as well as government agencies, through in-house and outside direct sales efforts and websites dedicated to the Corporate channel. The Corporate channel also markets our jBlast and eFax Broadcast products through an outsourced telesales organization. Our Licensing and Other channel seeks to integrate, on an opportunistic basis, our services and network capabilities into third-party product offerings; to sell our software (such as PaperMaster Pro™); and to license our intellectual property.

As our business has evolved and new methods of distribution are being deployed, the distinction between the Web and Corporate channels is becoming less clear. This is particularly true in light of the recent launch of our eFax Corporate offerings, which are Web-based products tailored for small to mid-size DID deployments to businesses. As a result, we believe that breaking out subscriber revenues by the ratio of fixed versus variable is more relevant to understanding our business. Sometime in 2004, we will begin to provide this ratio as supplemental information and will stop breaking out subscriber revenues by sales channel.

Our core services include fax, voicemail, document management, conference calling and unified messaging & communications services. Individuals and businesses are already using these services in various other forms and manners. Our challenge, therefore, is not to introduce new service concepts to prospective customers. Rather, it is to communicate to prospects how our solutions are more secure, efficient and cost-effective than traditional alternatives. In addition, we offer permission-based, personalized email marketing services to help third parties maximize their advertising efforts, and third party advertising services to our Free base of customers (described below).

We generate a substantial portion of our revenue from subscribers that pay through activation, subscription and usage fees. We also generate a small percentage of our overall revenue from advertising to non-paid subscribers (sometimes referred to as “Free” subscribers). These “advertising-supported” subscribers also serve as a significant source for attracting new paid subscribers. This process of migrating advertising-supported customers to paid subscription services is part of our “life cycle management” program. This process includes monitoring the usage level of advertising-supported customers, sending them promotional up-sell messages and culling out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements. We also use our life cycle management program to educate and encourage usage in our paid subscription base.

Of the more than 5.6 million telephone numbers deployed as of December 31, 2003, approximately 400,000 were deployed to paying subscribers, with the balance deployed to advertising-supported Free subscribers.

In addition to growing our business internally, we have used acquisitions to grow our customer base and enhance our technology and personnel. In January 2000, we acquired SureTalk.com, Inc., a privately-held Internet-based fax company, which provided the technology for our high-volume outbound faxing solution. In November 2000, we acquired eFax.com, Inc., a publicly traded provider of Internet fax solutions, which significantly increased our Internet fax customer base and brand recognition, and resulted in cost-reducing synergies. In addition to these acquisitions, we acquired two other companies that were small in size and did not have a material effect on our financial position, results of operations or liquidity.

Our Solutions

Businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate costs while enhancing the security of transmissions. Our core eFax and jConnect solutions enable users to receive faxes and/or voicemails into their email Inboxes. These represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions, designed to replace or augment individual and corporate messaging and communications services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from more than 1,100 cities around the world. Toll-free U.S. telephone numbers are also available, as are calling-party-pays numbers in the U.K. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging which they may require to accommodate their changing business needs. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase the level of information security and control and allocate costs more effectively.

We offer the following suite of products and services:

Messaging and Communications

eFax Plus® offers the subscriber a unique local telephone number (in 1,100+ cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop.

jConnect Premier® offers the subscriber a unique local telephone number (in 1,100+ cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax and voicemail messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop. Subscribers also have the ability to access all messages, including email, from the Web or any touch-tone telephone. Web-initiated, sixteen party Conference Calling is also available.

eFax Corporate® offers capabilities similar to those offered by eFax Plus and jConnect Premier, but with added features and tools geared towards enterprises and their users. For example, we provide our Corporate customers a Web browser-based account administration interface which enables them to provision telephone numbers to employees, as needed, without the need to contact our account representatives. eFax Corporate also offers the option of enhanced security features, which are particularly attractive to firms in the financial, healthcare and legal industries.

jBlast® and eFax Broadcast™ offer a cost-effective solution for high-volume faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

jConnect Free® and eFaxFree are j2 Global’s limited use, advertising-supported “introductory offerings”. Each subscriber is given a unique randomly assigned telephone number which enables the user to receive a limited number of faxes (and voicemails with jConnect Free) into his or her personal email Inbox. The subscriber does not have the capability of sending faxes from his or her desktop (as with our “paid” subscription services) or access to other j2 Global services (e.g., conference calling). In addition, the customer agrees to receive and open third party email advertising, which we distribute on a consistent basis.

M4 InternetTM offers an opt-in outsourced email solution. This service allows the user to create and execute email campaigns from their desktop. Additionally, the service allows the user to track, report and analyze customer reactions to enhance the effectiveness of their campaigns.

Document Management

j2 Global’s document management solutions currently include Messenger Plus™ and PaperMaster Pro. Messenger Plus is a desktop software program for Windows™ and Macintosh™ that enables our customers to view faxes and listen to voicemail messages received through our services. PaperMaster Pro is a WindowsTM application that allows users to automate the process of organizing, archiving and retrieving digital versions of documents and other file types. While we expect both solutions to produce small amounts of revenue in fiscal 2004, both enhance the value of our existing messaging & communications services and as vehicles for introducing additional services to our existing customer base.

Global Network and Operations

As of December 31, 2003, we had 53 physical Points of Presence (“POPS”) worldwide and central data centers in Los Angeles. We connect our POPS to our central data centers via redundant, and often times diverse, Virtual Private Networks (VPNs) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 1,100 cities in 20 countries on 5 continents. Our network covers all major metropolitan areas in the United States and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney, Mexico City, Hong Kong and Tokyo. We expect to continue to enter additional international cities during 2004 if favorable economic conditions exist within these markets.

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

Customer Support Services

Our Customer Service organization provides support to our customers through a combination of on-line self-help, email messages, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support 7 days per week, 24 hours per day to all subscribers. We use contract services with third parties to answer most of our customer emails, telephone calls and interactive chat sessions. If desired, paying subscribers can also receive free telephone support 15 hours per day on weekdays. Dedicated telephone support is provided for Corporate customers 24 hours per day, 7 days per week.

Competition

Competition in the outsourced, value-added messaging & communications space is intense and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine companies, unified messaging & communications providers, telephone companies, voice-mail providers, Internet service providers and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging & communications services include pricing, reputation for reliability and security of service, effective customer support, easy-to-use software, product scalability, customer messaging and branding, geographic coverage and scope of services.

Since our inception, and even more so with our acquisition of eFax.com, our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and privately-held Application Service Providers, such as PTEK Holdings Inc. and Easylink Services Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Patents and Proprietary Rights

We rely on a combination of patents, trademarks, trade secrets, copyrights and contractual agreements to protect our proprietary technology and intellectual property rights.

We have seven issued U.S. patents, multiple issued foreign patents, and multiple pending U.S. and foreign patent applications, all covering components of our technology. Patents are sought for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced. Our trade secrets are protected through formal procedures that include employee agreements and confidentiality agreements with other entities. We have obtained U.S. copyright registrations for certain proprietary software.

In February 2004, we filed a patent infringement suit against Venali, Inc., a Florida-based provider of Internet fax solutions to businesses, alleging that Venali violates two of our patents. We are seeking remedies in the form of monetary damages for past infringement, as well as injunctive relief prohibiting Venali from continuing to infringe these patents.

We own and use a number of trademarks in connection with our products and services, including eFax, jConnect, j2, the eFax and j2 logos, eFax Corporate, eFax Broadcast, jBlast, PaperMaster, Email-By-Phone, M4 Internet and ProtoFax, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and other countries.

We hold numerous Internet domain names, including “efax.com”, “j2.com”, “efaxcorporate.com”, “j2global.com”, M4 Internet.com and “consensus.com”. Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as “.net”, “.org”, or “.biz” or with a country designation. The relationship between regulations governing domain names and the laws protecting trademarks and similar proprietary rights is evolving. Domain names are regulated by non-governmental Internet regulatory bodies, while trademarks are enforceable under localized national law. The regulation of domain names in the United States and in foreign countries is subject to change, as Internet-related commerce continues to expand. There are plans to continue to establish additional top-level domains, appoint additional domain name registrars and/or modify the requirements for holding domain names in all of the countries in which we conduct business. However, we could be unable to prevent third-parties from acquiring domain names that infringe or otherwise decrease the value of our domain names or trademarks.

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

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Government Regulation

Our services relate principally to the Internet and telecommunications (for example, we receive voice and fax transmissions through the public switched telephone network, convert them into digital objects and then transmit them via the Internet to a subscriber’s email Inbox). As a result, we are exposed to legal and regulatory developments affecting either Internet or telecommunications services in general.

Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, on-line products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The following are examples of some of these Internet-related legal and regulatory issues:

•	The tax treatment of electronic commerce is currently unsettled. Various proposals at the federal and state levels could impose taxes on the online sale of goods and services. The federal Internet Tax Freedom Act, which was signed into law in 1998, placed a moratorium on discriminatory taxes on electronic commerce. This moratorium expired in November 2003. The U.S. Congress is currently debating the Internet Tax Non-Discrimination Act which would extend and possibly expand the moratorium. Certain states have enacted various taxes on electronic commerce, and selected states’ taxes are being contested on a variety of bases, including the federal Internet Tax Freedom Act.

•	The European Union (“E.U.”) Data Privacy Directive (“Privacy Directive”), which requires E.U. member states to enact legislation creating strong protections governing the use of personal data about individuals. One specific provision of the Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between E.U. countries and the U.S.

•	The European Privacy and Communication Directive (“Communications Directive”), which imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax, and email, including SMS (Short Message Service) Messages. Generally, companies must obtain “prior explicit” (i.e., opt-in) consent before they can contact users via this type of marketing. E.U. member states were required to bring this Directive into force before October 31, 2003.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “Can Spam Act”), which creates the first U.S. federal law regulating commercial electronic mail messages. Effective January 1, 2004, the Can Spam Act largely overrides state laws and thus provides a national uniform regulatory approach. Among other things, the Can Spam Act requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address, and provide a mechanism that will enable recipients to opt out of receiving future emails.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition, there have been various regulations or court cases that address the liability of ISPs and search engines regarding their online activities, including in the areas of trademark, copyright, fraud, indecency, obscenity and defamation. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are generally not subject to direct regulation by the FCC or any other governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. The FCC has recently initiated several proceedings to examine the regulatory framework for the delivery of broadband services in the U.S. While it is impossible to predict the outcome, the FCC’s inquiry may affect the regulatory requirements for the transmission of services such as those we provide. The FCC is also reviewing the system for inter-carrier compensation that may affect the prices we pay for telephone number acquisition, transmission and switching services, while continued regulation of competition in the telecommunications industry may have an indirect effect on our services.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources. For instance, in the U.S. the FCC has decided to allow states to petition for authority to adopt specialized area codes, including area codes that would only contain unified messaging service providers. We have sought reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents. While our petition has been pending, two states have requested authority to adopt special area codes that would include unified messaging. The FCC conditionally granted one of the petitions, but it is unclear whether the state will go forward and adopt a specialized code. We are participating in the state proceedings to attempt to obtain a nondiscriminatory outcome, but if the state goes forward and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in this state. We have opposed the second state’s request for this authority, but the outcome of this proceeding could similarly affect our ability to compete in this state, and additional states that may apply for similar authority. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future.

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

In addition, the FCC has initiated a review of its regulations which provide for subsidies internal to the U.S. telecommunications system, which are commonly referred to as the “Universal Service Fund”. Among the proposed changes the FCC is considering imposing a flat fee per telephone line to support the Universal Service Fund. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid (our Free advertising-supported) services, and could cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy being considered by the FCC may also increase our costs and impact our operations.

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

In addition to the E.U.’s E-Commerce Directive, Privacy Directive and Communications Directive (discussed above), other legislation in the E.U. could have a direct impact on business conducted over the Internet. For example, the United Kingdom Defamation Act of 1996 protects an ISP, under certain circumstances, from liability for defamatory materials stored on its servers. However, we note that in a 1999 case, a London court found that an ISP was liable for defamatory statements made by one of its subscribers. Also, the E.U.’s Distance Selling Directive has a direct effect on the use of the Internet for commercial transactions and creates an additional layer of consumer protection legislation with respect to electronic commerce. Furthermore, numerous other regulatory schemes are being contemplated by governmental authorities by both the E.U. and individual member states. Other non-E.U. foreign legislation could also have a direct impact on business conducted over the Internet. In Canada, for example, the Personal Information Protection and Electronic Documents Act (PIPEDA) took national effect on January 1, 2004. PIPEDA applies broadly to U.S. companies that conduct commercial activities in Canada.

There is also uncertainty as to the impact of foreign legal developments regarding jurisdiction. For instance, in France, a court found that Yahoo! violated French law by failing to prohibit the sale of Nazi paraphernalia to users in France through its Yahoo.com Web site. However, a U.S. Federal District Court subsequently held that French law does not trump free expression rights. In addition, an Australian court has held that an overseas Web publisher could be sued for defamation in Australia, and a Canadian court recently reached the same conclusion.

Future developments in laws that govern on-line activities (for example, new laws that impose Internet taxes or require costly technical requirements) might inhibit the growth of the Internet and create uncertainty in the market, or in some other manner have an adverse effect on the Internet. These developments could, in turn, increasingly have a material adverse effect on our business, prospects, financial condition and results of operations.

Seasonality and Backlog

Our subscriber revenues are impacted by the number of effective business days in a given period. For example, we believe that we experience fewer subscriber sign-ups and less usage-based revenue during the fourth-quarter holiday season.

We experience no material backlog in sales orders or the provisioning of customer orders.

Research and Development

The markets for our services are evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, on our ability to enhance our current services, to respond effectively to technological changes, to sell additional services to our existing customer base and to introduce new services and technologies that address the increasingly sophisticated needs of our customers.

We devote significant resources to the development of enhancements to our existing services and to introduce new services. Our research and development expenditures were approximately $4.2 million, $3.2 million and $2.5 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Employees

As of December 31, 2003, we employed a total of 175 employees, substantially all of whom are in the United States.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Web Availability of Reports

Our corporate information Website is www.j2global.com. On this Website, the public can access our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing dates.

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

Risks Related To Our Business

We may be unable to sustain growth.

We may not be able to sustain growth on a quarterly or annual basis in future periods. Also, we cannot assure you that we will be successful in executing our growth strategy or that achieving our strategic plans will enable us to sustain the levels of profitability we have experienced in the past. Failure to successfully execute any material part of our strategic plan or growth strategy could significantly harm our business, prospects, financial condition, operating results and cash flows.

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

Additionally, our growth depends to a significant extent on our ability to maintain and grow a productive “Free” (advertising supported) base of customers. If we are unable to attract Free subscribers, maintain a healthy and productive base of Free subscribers or acquire Free subscribers at a reasonable cost, our business could be adversely impacted.

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

In the United States, the FCC has adopted orders that could impede our ability to obtain telephone numbers in existing area codes. The orders permit states to apply to the FCC for authority to implement specialized area codes that would segregate services, such as the ones we provide, along with other services the FCC perceives as being “geographically insensitive”, into unique area codes. We have petitioned the FCC for reconsideration of this decision, which remains pending. The outcome of this petition may materially adversely affect our operations if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Two states, Connecticut and California, have petitioned the FCC for such authority. The FCC conditionally granted Connecticut’s petition, but it is unclear whether the state will go forward and adopt a specialized code. We are participating in Connecticut’s proceedings to attempt to obtain a nondiscriminatory outcome, but if the state goes forward and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in the state. We have opposed the California petition at the FCC, but there can be no assurance that the outcome will not affect our ability to obtain telephone numbers in the state that are perceived by consumers as being local. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future. In addition, some states have unilaterally attempted to restrict our access to telephone numbers, contrary to the established procedures of the FCC. If this continues, it may materially affect our ability to acquire the telephone numbers for our operations.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax to email services, will increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary telephone numbers to accommodate our future growth.

Our variable based revenues may be impacted by the general economic risks affecting our customers.

We generate a substantial portion of our revenue from subscribers that pay through activation, subscription, and usage (“variable”) fees.

We have been, and expect to be impacted in the future, by our variable based service fees that are subject to market fluctuations faced by our customers. For example, we have experienced fluctuations in usage levels from customers in the real estate industry, particularly those in the mortgage refinancing sector, due to fluctuations in mortgage rates.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

Our success depends, to a significant degree, upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Companies in the messaging industry have experienced substantial litigation regarding intellectual property. In February 2004, we filed a patent infringement suit against Venali, Inc., a Florida-based provider of Internet fax solutions to businesses, alleging that Venali violates two of our patents. We are seeking remedies in the form of monetary damages for past infringement, as well as injunctive relief prohibiting Venali from continuing to infringe these patents. This or any other litigation to enforce our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

Our U.S. federal and state net operating loss tax carry-forwards may be subject to limitations.

At December 31, 2003, we had available net operating loss carry-forwards for federal and state income tax purposes (“NOLs”) of approximately $95.2 million and $43.0 million, respectively. These NOLs expire at various dates through 2021 for federal purposes and at various dates through 2013 for state purposes.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change” (as defined in the Internal Revenue Code) of a corporation. Our ability to utilize NOLs is limited as a result of such ownership changes. The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before our acquisitions of those companies are further limited according to these provisions. We currently estimate that approximately $33.8 million of the federal NOL and $39.1 million of the state NOL will be available for use before their expiration.

The State of California has prohibited the use of NOLs to reduce State of California taxes for the years 2002 and 2003. While the applicable legislation provides that NOLs may be used thereafter, there is no assurance that the State of California will not extend this prohibition.

Our business is highly dependent on our billing system.

Customer billing is a highly complex process, and our billing system must efficiently interface with third party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and the third party systems upon which we rely, such as our credit card processor. In addition, our ability to offer new paid services or alternative billing plans is dependent on our ability to customize our billing system. Any failures or errors in our billing system could materially and adversely affect our business and financial results.

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

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel. The loss of the services of one or more of our executive officers, senior management or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

The successful operation of our business depends upon the supply of critical elements and marketing relationships from other companies.

We depend upon third-parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and telephony connections and for co-location of a significant portion of our communications servers. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Risks Related To Our Industry

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

As a messaging and communications services provider, we are generally not subject to direct regulation by the FCC in the United States. However, as messaging and communications services converge and as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., the FCC regulations provide for subsidies internal to the telecommunications system, which is commonly referred to as the “Universal Service Fund”. The FCC has initiated an inquiry to change the way it collects Universal Service Fund payments from telecommunications carriers. Among the proposed changes the FCC is considering, the imposing of a flat fee per telephone line to support the Universal Service Fund. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid services. Other changes to the Universal Service Fund subsidy the FCC is considering may also impact our operations.

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

We believe that one of the attractions to fax versus alternatives, such as email, is that fax signatures are a generally accepted method of executing contracts. There are on-going efforts by governmental and non-governmental entities, many of which possess greater resources than us, to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

If regulation of the Internet increases, our business may be adversely affected.

We rely substantially upon the Internet in order to deliver our services (for example, we convert voice and fax transmissions into emails). We therefore are exposed to legal and regulatory developments affecting Internet services. There have been various regulations and court cases relating to the liability of Internet service providers and search engines with regard to their online activities, which include issues that involve trademark, copyright, indecency, obscenity, defamation and fraud. For example, federal and state statutes prohibit the online distribution of certain obscene materials. The law in this area is unsettled, and there may be new legislation and court decisions that could have an adverse impact on our services and/or expose us to certain liabilities.

Additional laws and regulations may be adopted with respect to the Internet, covering or broadening coverage on issues such as support payments to fund Internet availability, taxation, online content, privacy, pricing, defamation, obscenity, indecency, intellectual property and export controls. This could have the effect of inhibiting the growth of e-commerce and, in turn, have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

The U.S. Congress recently passed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “Can Spam Act”), which creates the first U.S. federal law regulating commercial electronic mail messages. Effective January 1, 2004, the Can Spam Act largely overrides state laws and thus provides a national uniform regulatory approach. Among other things, the Can Spam Act requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address, and provide a mechanism that will enable recipients to opt out of receiving future emails. While we have no reason to believe that the Can Spam Act will impact our operations, and we believe that our email messages comply with the requirements of the Can Spam Act, the statutory penalties for violating the Act can run into millions of dollars. If we were ever found to be in violation of the Act, such an adverse judgment could have a material adverse affect on our business, financial condition, operating results and cash flows.

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

Terrorist attacks have contributed to economic instability in the United States and certain parts of the world; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price or adversely affect our business.

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

Risks Related To Our Stock

Future sales of our Common Stock may negatively affect our stock price.

As of February 29, 2004, we had approximately 23.1 million shares of Common Stock outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of Common Stock in the public market or the perception of such sales could cause the market price of our Common Stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Anti-takeover provisions could negatively impact our stockholders.

Provisions of Delaware law and of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us. For example, we are subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of our board of directors. Additionally, our certificate of incorporation authorizes our board of directors to issue preferred stock without requiring any stockholder approval, and preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third-party to acquire us even if an acquisition might be in the best interest of our stockholders.

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

Our executive officers, senior management and directors together beneficially owned over 15% of our Common Stock as of February 29, 2004, excluding shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market prices for their shares of our Common Stock.

Item 2.    Properties

As of December 31, 2003, we leased approximately 28,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Through mid-2003, we subleased approximately 50% of this space back to another company, which is also indirectly controlled by our Chairman. Subsequent to mid-2003, we utilize and pay for the entire leased space. Additionally, we lease 4,400 square feet of office space in Santa Barbara, California and smaller office facilities in San Mateo, California and Hong Kong.

All of our network equipment is housed either at our corporate headquarters or at one of our 53 co-location facilities around the world.

Item 3.    Legal Proceedings

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

In February 2004, we filed a patent infringement suit against Venali, Inc., a Florida-based provider of Internet fax solutions to businesses, alleging that Venali violates two of our patents. We are seeking remedies in the form of monetary damages for past infringement, as well as injunctive relief prohibiting Venali from continuing to infringe these patents.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our Common Stock for the periods indicated, as reported by the NASDAQ National Market, and reflects our August 2003 two-for-one stock split effected in the form of a stock dividend:

	High	Low
Year ended December 31, 2003
First Quarter	$15.10	$9.37
Second Quarter	23.34	13.50
Third Quarter	43.82	22.31
Fourth Quarter	$46.70	$22.43
Year ended December 31, 2002
First Quarter	$4.50	$2.04
Second Quarter	8.28	3.25
Third Quarter	12.06	7.53
Fourth Quarter	$14.10	$8.12

Holders

We had 311 registered stockholders as of December 31, 2003, although there were many more beneficial owners.

Dividends

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain earnings to finance future growth and, therefore, currently do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2003.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,629,626	$4.29	1,976,677
Equity compensation plans not approved by security holders	—	$—	—

Total	2,629,626		1,976,677

The number of securities remaining available for future issuance includes 1,086,056 and 890,621 under the Company’s Second Amended and Restated 1997 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying financial statements for a description of each plan.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results. All share numbers and per share amounts have been restated to reflect our August 2003 two-for-one stock split effected in the form of a stock dividend.

	Year Ended December 31, (In thousands except share and per share amounts)
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$71,622	$48,213	$33,253	$13,933	$7,643
Cost of revenues	13,323	11,202	13,412	7,312	4,641

Gross profit	58,299	37,011	19,841	6,621	3,002
Operating expenses:
Sales and marketing	11,171	6,415	4,585	8,671	6,355
Research and development	4,195	3,187	2,535	2,762	1,829
General and administrative	15,582	13,397	13,921	15,385	7,976
Amortization of goodwill and other intangibles	101	207	6,924	4,374	—
Impairment of acquisition related intangible asset, net of other one time items	—	—	597	—	—

Total operating expenses	31,049	23,206	28,562	31,192	16,160
Operating earnings (loss)	27,250	13,805	(8,721)	(24,571)	(13,158)
Interest and other income	486	541	1,045	2,973	1,579
Interest and other expense	(67)	(102)	(155)	(617)	(1,430)
Loss on extinguishment of debt	—	—	—	—	(4,428)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	27,669	14,244	(7,831)	(22,215)	(17,437)
Income tax expense (benefit)	(8,137)	152	4	4	2

Earnings (loss) before cumulative effect of change in accounting principle	35,806	14,092	(7,835)	(22,219)	(17,439)
Cumulative effect of change in accounting principle	—	225	—	—	—

Net earnings (loss)	35,806	14,317	(7,835)	(22,219)	(17,439)
Premiums on preferred stock redemption	—	—	—	—	(878)
Cumulative preferred dividends, accretion of discount attributable to preferred stock and amortization of preferred stock issuance costs	—	—	—	—	(694)

Net earnings (loss) attributable to common stockholders	$35,806	$14,317	$(7,835)	$(22,219)	$(19,011)

Net earnings (loss) per common share:
Basic	$1.58	$0.66	$(0.35)	$(1.22)	$(1.35)
Diluted	$1.42	$0.60	$(0.35)	$(1.22)	$(1.35)
Weighted average shares outstanding:
Basic	22,731,894	21,648,260	22,559,294	18,242,472	14,049,496
Diluted	25,183,088	23,793,540	22,559,294	18,242,472	14,049,496

	Year Ended December 31, (In thousands)
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$46,882	$32,777	$19,087	$23,824	$12,256
Working capital	64,143	32,109	16,112	19,676	36,555
Total assets	112,856	64,093	49,056	65,305	58,625
Long-term debt	106	111	28	416	1,537
Redeemable common and preferred stock (1)	—	—	—	7,065	7,820
Total stockholders’ equity	$102,905	$56,683	$41,140	$46,057	$45,147

(1)	See Note 9 to the accompanying financial statements for the conditions applicable to the redeemable securities

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2004.

Overview

j2 Global Communications, Inc. (“j2 Global”, “Our” or “We”) is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses around the world. We offer faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging services. We deliver our services through our global telephony/Internet Protocol (“IP”) network, which offers local telephone numbers in more than 1,100 cities in 20 countries across 5 continents.

Our core services, each of which operates in large and distinct markets, include fax, voicemail, document management, conference calling and unified messaging & communication services. Individuals and businesses are already using these services. Our challenge, therefore, is not to introduce new services to prospective customers. Rather, it is to communicate to prospects how our particular solutions are more secure, efficient and cost-effective than traditional alternatives. In addition, we offer permission-based, personalized email marketing services to help third parties maximize their advertising efforts, and third party advertising services to our Free base of customers (described below).

We generate a substantial portion of our revenues from subscribers that pay us for activation, subscription and usage fees. We also generate a small percentage of our overall revenue from advertising to non-paid subscribers (sometimes referred to as “Free” subscribers). These “advertising-supported Free” subscribers also serve as a significant source for attracting new paid subscribers. This process of migrating advertising-supported customers to paid services is part of our “life cycle management” program. Through this program, we monitor usage levels of advertising-supported customers, send them promotional up-sell messages and cull out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements.

Of the more than 5.6 million telephone numbers (sometimes referred to as Direct Inward Dial numbers or “DIDs”) deployed as of December 31, 2003, approximately 400,000 were deployed to paying subscribers, with the balance deployed to advertising-supported Free subscribers.

During the past three years, we have derived substantially all of our revenues from the sale of our eFax Plus® and jConnect Premier® paid services, which are reported as “Subscriber Revenues” on our financial statements. These services are deployed through a DID. As a result, we believe that paying DIDs are an important metric. Another key driver for Subscriber Revenues is the average monthly revenue per paying telephone number (“ARPU”). It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness. In addition, we continuously seek to increase ARPU through a combination of stimulating use by our customers of usage-based services, introduction of new services and increasing the price of our fixed monthly subscription fees.

Historically, we have broken out our Subscriber Revenues by sales channel—Web and Corporate. However, as our business has evolved, and new methods of distribution are being deployed, the distinction between the channels is becoming less clear. This is particularly true in light of the recent launch of our eFax Corporate offerings, which are Web-based products tailored for small to mid-size DID deployments to businesses. As a result, we believe that breaking out Subscriber Revenues by the ratio of fixed versus variable is more relevant to understanding our business. Sometime in 2004, we will begin to provide this ratio as supplemental information and will stop breaking out Subscriber Revenues by sales channel.

While we currently believe the expectations set forth in this Report are achievable, we are subject to several risks, any of which could cause these expectations to not be achieved. See the “Risk Factors” section of this Report for a description of these risks.

We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax and voice messages via the telephone an Internet networks. Our services are distributed primarily over the telephone and Internet networks, and thus, we consider ourselves to operate in one geographic segment.

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

Revenue Recognition.    Our revenue consists substantially of monthly recurring and usage based subscription fees. In accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Long-lived and Intangible Assets and Goodwill.    We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

If we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our business. Net intangible assets, long-lived assets and goodwill amounted to $24.5 million as of December 31, 2003.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002. As of this date, as required by this Statement, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life. In lieu of amortization, we were required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. We completed the required impairment review at the end of fiscal 2002 and at the end of fiscal 2003 and in each case determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives continue to be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

Valuation Of Deferred Tax Assets.    Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. During the fourth quarter of 2003, we recorded the reversal of certain federal and state deferred tax asset valuation allowances primarily consisting of net operating loss carry-forwards (“NOLs”). The reversal of deferred tax valuation allowance of $15.7 million was offset by $6.2 million primarily relating to the tax effect of the exercises of non-qualifying stock options. This resulted in a non-recurring tax benefit of $9.5 million.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2003	2002	2001
Revenues	100%	100%	100%
Cost of revenues	19	23	40

Gross profit	81	77	60
Operating expenses:
Sales and marketing	15	13	13
Research and development	6	7	8
General and administrative	22	28	42
Amortization of goodwill and other intangibles	—	—	21
Impairment of acquisition related intangible asset, net	—	—	2

Total operating expenses	43	48	86
Operating earnings (loss)	38	29	(26)
Interest and other income	1	1	2
Interest and other expense	—	—	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	39	30	(24)
Income tax expense (benefit)	(11)	—	—

Earnings (loss) before cumulative effect of change in accounting principle	50	30	(24)
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)	50%	30%	(24)%

Revenues

The following table sets forth key operating metrics of our company for the years ended December 31, 2003, 2002 and 2001.

	December 31,
	2003	2002	2001
	(In thousands except average monthly revenue per paying telephone number)
Total active telephone numbers	5,550	4,299	4,411

Advertising supported telephone numbers	5,150	4,029	4,219
Paying telephone numbers	400	270	192

Average monthly revenue per paying telephone number	$16.91	$15.98	$13.18

Subscriber.    Subscriber revenues are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $68.1 million, $44.3 million and $29.1 million for the years ended 2003, 2002 and 2001, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers. We built our base of paying subscribers over this period through a combination of new sign-ups derived from word-of-mouth, Internet advertising, inside and outside sales forces and conversions of existing advertising-supported customers to paid services. We believe that the increased number of paying subscribers over this period was also due, in part, to increased customer retention rates resulting from enhanced service quality and customer support responsiveness.

At the end of the second quarter in 2003, we began implementing a price increase to our new subscribers. Commencing at the end of the third quarter of 2003, we began implementing this price increase to a substantial portion of our existing subscribers. These price changes resulted in increased monthly recurring revenues between $2.50 and $3.00 per paying customer. We are continuing to implement price changes to our existing subscribers in various phases, with expected completion by the third quarter of 2004. The impact of these price changes had an immaterial effect on our 2003 subscriber revenues. Due to the limited amount of historical results to date, we believe it is not possible to accurately predict the expected impact of these price increases on our 2004 subscriber revenues.

Advertising.    Advertising revenues were $2.7 million, $3.0 million and $2.1 million for the years ended 2003, 2002 and 2001, respectively. We generate advertising revenues primarily by delivering email messages on behalf of advertisers to non-paid customers. The decrease in advertising revenues from 2002 to 2003 was due primarily to a weaker Internet-based advertising market, notwithstanding an overall increase in the number of advertising supported telephone numbers deployed. The increase from 2001 to 2002 was primarily due to our ability to obtain enhanced demographics on our free customers, which made them more attractive to advertisers, and increased brand recognition principally through our acquisition of eFax.com.

Licensing and Other.    Licensing and Other revenues were $830,000, $879,000 and $2.0 million for the years ended 2003, 2002 and 2001, respectively. For 2003 and 2002, our Licensing and Other revenues consisted primarily of revenues from licensing our PaperMaster document management software. For 2001, Licensing and Other revenues consisted primarily of inventory sales of consumable products to users of existing eFax.com fax machines and royalties related to the sales of such products through subsequent licensing arrangements. The decrease from 2001 to 2002 resulted from the expiration of the consumable product licensing arrangements.

Cost of Revenues.    Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues were $13.3 million, or 19% of revenues, $11.2 million, or 23% of revenues, and $13.4 million, or 40% of revenues, for the years ended December 31, 2003, 2002 and 2001, respectively.

The increase in cost of revenues from 2002 to 2003 was primarily due to building and expanding our server and networking infrastructure, an increase in our customer support services, and an increase in our variable transmission costs to accommodate the growth of our subscriber base. The decrease in cost of revenues from 2001 to 2002 was due primarily to consolidation of various components of our infrastructure, increased network efficiency and our ability to negotiate reduced costs with several of our vendors, offset by increased customer support and variable transmission costs to accommodate the growth of our subscriber base.

Cost of revenues as a percentage of revenue decreased over the three-year period from 2001 to 2003 primarily due to overall increases in revenues over the same periods, relative to the higher percentage of fixed costs to support those revenues. Based on our current vendor contracts, infrastructure requirements and scalability of our network, we believe that cost of revenues percentages for 2004 will approximate those experienced for 2003.

Operating Expenses

Sales and Marketing.    Our sales and marketing costs consist primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses.

Sales and marketing expenses were $11.2 million, or 15% of revenues, $6.4 million, or 13% of revenues, and $4.6 million, or 13% of revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. The increase over the three-year period was due primarily to increased Internet-based advertising and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost, cost-per-click, cost per acquisition, and impression based advertising relationships with an array of online service providers.

Beginning in 2003, we began to experience upward pricing pressure on Internet-based advertising, and we expect this trend to continue through at least 2004.

Research and Development.    Our research and development costs consist primarily of personnel related expense. Research and development costs were $4.2 million, or 6% of revenues, $3.2 million, or 7% of revenues, and $2.5 million, or 8% of revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in research and development costs from 2001 to 2003 was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research and development costs as a percentage of revenues decreased year-over-year as a result of increases in revenues over the same periods versus a more stable level of research and development expenses.

General and Administrative.    Our general and administrative costs consist primarily of personnel related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $15.6 million, or 22% of revenues, $13.4 million, or 28% of revenues, and $13.9 million, or 42% of revenues, for the years ended December 31, 2003, 2002 and 2001, respectively. General and administrative costs as a percentage of revenues decreased year-over-year as a result of increases in revenues over the same periods versus a relatively stable level of general and administrative expenses.

Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles aggregated $101,000, $207,000 and $6.9 million as of December 31, 2003, 2002 and 2001, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted January 1, 2002. As of that date, as required by this Statement we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. In conjunction with the implementation of SFAS No. 142, we completed the required impairment review as of the end of the first quarter of 2002 and as of the end of fiscal 2002 and fiscal 2003 and determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives are subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

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

Impairment of Acquisition Related Intangibles, Net.    In March 2000, we acquired substantially all of the assets of TimeShift, Inc, a privately-held Internet technology company based in San Francisco, California. During the fourth quarter of 2001, we determined that an intangible asset acquired in the acquisition was permanently impaired. As a result, in that quarter we wrote off the remaining asset value of approximately $752,000. We had two additional one-time claim items related to the TimeShift acquisition, netting to approximately $155,000 of income in 2001.

Interest and Other Income.    Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long term investments. Interest and other income amounted to approximately $486,000, $541,000 and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in interest and other income from 2002 to 2003 was primarily due to a one-time gain of $162,000 on the sale of an investment in 2002 and lower overall interest rates in 2003 compared to 2002, offset by higher cash and investment balances in 2003. The decrease in interest and other income from 2001 to 2002 was primarily due to certain real estate-related sublease income in 2001 that was not present subsequent to 2001.

Interest and Other Expense.    Our interest and other expense amounted to approximately $67,000, $102,000 and $155,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest and other expense was primarily related to interest on capital lease obligations and long-term debt.

Income Taxes.    As of December 31, 2003, we had federal and state (California) NOL carry-forwards of approximately $95.2 million and $43.0 million, respectively. These expire at various dates through the year 2021 for the federal NOL and at various dates through 2013 for the state NOL. In addition, as of December 31, 2003, we had federal and state research and development tax credits of $1.5 million and $439,000, respectively, which expire through the year 2023 for federal purposes and last indefinitely for state purposes.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change” (as defined in the Internal Revenue Code) of a corporation. Our ability to utilize NOLs is limited as a result of such ownership changes. The NOL carry-forwards attributable to the eFax.com and SureTalk.com subsidiaries before our acquisitions of those companies are further limited according to these provisions. We currently estimate that approximately $33.8 million of the federal NOL and $39.1 million of the state NOL will be available for use before their expiration.

Income tax expense (benefit) amounted to approximately ($8.1 million), $152,000 and $4,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In September 2002, the State of California enacted legislation that prevents taxpayers from utilizing NOL carry-forwards in the 2002 and 2003 tax years only. As a result, 2002 state tax expense of $152,000 consisted of apportioned California taxes offset by certain state research and development tax credits. For 2004, we expect to incur California income tax expense of approximately 6.2% of income before taxes.

During the fourth quarter of 2003, we concluded that a full valuation allowance against our net deferred tax assets was not necessary. In making such determination, we considered all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial performance. In December 2003, we recorded a reversal of certain federal and state deferred tax asset valuation allowances primarily consisting of NOLs. This resulted in a non-recurring tax benefit of $9.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $32.6 million, $16.4 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services and employee compensation. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers settle quickly. Our cash and cash equivalents and short-term investments were $55.4 million, $32.7 million and $19.1 million at December 31, 2003, 2002 and 2001, respectively.

Net cash used in investing activities was approximately $20.9 million, $2.9 million and $562,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in investing activities in 2003 was primarily attributable to purchases of investments, purchases of furniture, fixtures, equipment and acquisitions of businesses. Net cash used in investing activities in 2002 was primarily comprised of purchases of furniture, fixtures and equipment. Net cash used in investing activities in 2001 primarily consisted of purchases of furniture, fixtures, equipment and intangible assets and payments of accrued exit costs, offset by redemptions of investments.

Net cash provided by (used in) financing activities was approximately $2.3 million, $222,000 and ($7.1 million) for the years ended 2003, 2002 and 2001, respectively. For 2003, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayment of debt and capital leases. Net cash provided by financing activities in 2002 was comprised primarily of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of debt. Net cash used in financing activities in 2001 was due primarily to repurchases of common stock and repayments of loans payable.

We finance a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were approximately $1.2 million, $847,000 and $682,000 at December 31, 2003, 2002 and 2001, respectively. For 2004, we expect to increase our levels of financing under capital lease and/or loan arrangements if the cost of funds remains attractive to us.

We have an investment with an immaterial carrying amount in a privately-held company. This investment in an equity security is accounted for under the cost method and is included in “other assets” on our consolidated balance sheet. In the first quarter of 2004, we were informed by this company that it intends to initiate an initial public offering (“IPO”) during 2004. To date, we are unable to determine when and if this company will complete an IPO, and if so, at what offering value, however, if this offering were to be completed, our carrying value or related proceeds from the offering may become material.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations and commitments as of December 31, 2003:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$919	$813	$106	$—	$—
Capital leases	324	209	115	—	—
Operating leases	4,953	920	1,615	1,612	806
Telecom services and co-location facilities	721	523	198	—	—
Marketing agreements	375	375	—	—	—

	$7,292	$2,840	$2,034	$1,612	$806

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions have been substantially denominated in U.S. dollars. During 2004 and future years, we believe we will expand our international customer base, and as a result, we expect to be subject to certain foreign currency market risk.

We invest our cash primarily in high grade interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

j2 Global Communications, Inc.

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 as listed in the index as Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

j2 Global Communications, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of j2 Global Communications, Inc. and subsidiaries for the year ended December 31, 2001. In connection with our audit of these consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of j2 Global Communications, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Los Angeles, California

February 15, 2002

j2 Global Communications, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share amounts)

	2003	2002
ASSETS
Cash and cash equivalents	$46,882	$32,777
Short-term investments	8,539	—
Accounts receivable, net of allowances of $239 and $233, respectively	5,877	5,082
Prepaid expenses and other	2,571	1,408
Deferred income taxes	10,004	—

Total current assets	73,873	39,267
Long-term investments	8,408	—
Furniture, fixtures and equipment, net	6,594	6,500
Goodwill	15,616	15,337
Other purchased intangibles, net	2,320	1,987
Other assets	329	1,002
Deferred income taxes	5,716	—

Total assets	$112,856	$64,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,010	$3,948
Deferred revenue	4,698	2,615
Current portion of capital lease payable	209	146
Current portion of long-term debt	813	449

Total current liabilities	9,730	7,158
Capital lease payable	115	141
Long-term debt	106	111

Total liabilities	9,951	7,410

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 50,000,000 at December 31, 2003 and 2002; total issued and outstanding 23,090,582 and 22,095,580 shares at December 31, 2003 and 2002, respectively	249	239
Additional paid-in capital	127,483	117,077
Treasury stock, at cost	(4,643)	(4,643)
Notes receivable from stockholders, net of allowances of $21	(9)	(9)
Accumulated deficit	(20,175)	(55,981)

Total stockholders’ equity	102,905	56,683

Total liabilities and stockholders’ equity	$112,856	$64,093

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Revenues:
Subscriber	$68,085	$44,305	$29,091
Advertising	2,707	3,029	2,137
Licensing and Other	830	879	2,025

	71,622	48,213	33,253
Cost of revenues:
Subscriber	13,323	11,202	12,962
Other	—	—	450

	13,323	11,202	13,412
Gross profit	58,299	37,011	19,841

Operating expenses:
Sales and marketing	11,171	6,415	4,585
Research and development	4,195	3,187	2,535
General and administrative	15,582	13,397	13,921
Amortization of goodwill and other intangibles	101	207	6,924
Impairment of acquisition-related intangible asset, net	—	—	597

Total operating expenses	31,049	23,206	28,562

Operating earnings (loss)	27,250	13,805	(8,721)
Other income (expenses):
Interest and other income	486	541	1,045
Interest and other expense	(67)	(102)	(155)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	27,669	14,244	(7,831)
Income tax expense (benefit):	(8,137)	152	4

Earnings (loss) before cumulative effect of change in accounting principle	35,806	14,092	(7,835)
Cumulative effect of change in accounting principle	—	225	—

Net earnings (loss)	$35,806	$14,317	$(7,835)

Net earnings (loss) per common share:
Basic	$1.58	$0.66	$(0.35)
Diluted	$1.42	$0.60	$(0.35)
Weighted average shares outstanding:
Basic	22,731,894	21,648,260	22,559,294
Diluted	25,183,088	23,793,540	22,559,294

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Notes receivable from stockholders	Accumulated deficit	Unearned compensation	Stockholders’ equity	Comprehensive income (loss)
	Shares	Amount		Shares	Amount
Balance, December 31, 2000	21,994,804	$220	$110,557	(125,466)	$(761)	$(486)	$(62,463)	$(1,009)	$46,058	$(22,868)
Issuance of common stock	10,122	—	6	—	—	—	—	—	6	—
Unearned compensation	—	—	(773)	—	—	—	—	773	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	236	236	—
Redeemable common stock sold to 3rd party	600,006	6	3,834	—	—	—	—	—	3,840	—
Conversion of redeemable stock to Treasury	503,844	5	3,220	(503,844)	(911)	—	—	—	2,314	—
Repurchase of common stock	—	—	—	(299,652)	(485)	—	—	—	(485)	—
Issuance of common stock under employee stock purchase plan	—	—	—	17,678	24	—	—	—	24	—
Purchase of outstanding warrants	—	—	(2,625)	(794,448)	(1,589)	—	—	—	(4,214)	—
Repayment of notes receivable from stockholders	—	—	—	—	—	24	—	—	24	—
Valuation reserve on notes receivable from stockholders	—	—	—	—	—	175	—	—	175	—
Conversion of puttable shares	52,500	—	997	—	—	—	—	—	997	—
Net loss	—	—	—	—	—	—	(7,835)	—	(7,835)	(7,835)

Balance, December 31, 2001	23,161,276	231	115,216	(1,705,732)	(3,722)	(287)	(70,298)	—	41,140	(7,835)
Exercise of stock options	705,358	7	1,512	—	—	—	—	—	1,519	—
Repayment of notes receivable from stockholders	—	—	—	—	—	34	—	—	34	—
Stock-based compensation	—	—	93	—	—	—	—	—	93	—
Repurchase of common stock	—	—	—	(72,430)	(227)	265	—	—	38	—
Valuation reserve on notes receivable from stockholders	—	—	—	—	—	(21)	—	—	(21)	—
Settlement of sales and marketing agreement	—	—	—	(52,000)	(694)	—	—	—	(694)	—
Purchase of outstanding warrants	—	—	(98)	—	—	—	—	—	(98)	—
Tax benefit of non-qualifying stock option exercises	—	—	151	—	—	—	—	—	151	—
Issuance of common stock under employee stock purchase plan	59,108	1	203	—	—	—	—	—	204	—
Net earnings	—	—	—	—	—	—	14,317	—	14,317	14,317

Balance, December 31, 2002	23,925,742	239	117,077	(1,830,162)	(4,643)	(9)	(55,981)	—	56,683	14,317
Exercise of stock options	889,304	9	2,857	—	—	—	—	—	2,866	—
Issuance of common stock under employee stock purchase plan	32,593	—	392	—	—	—	—	—	392	—
Tax benefit of non-qualifying stock option exercises	—	—	7,060	—	—	—	—	—	7,060	—
Exercise of warrants	73,105	1	97	—	—	—	—	—	98	—
Net earnings	—	—	—	—	—	—	35,806	—	35,806	35,806

Balance, December 31, 2003	24,920,744	$249	$127,483	(1,830,162)	$(4,643)	$(9)	$(20,175)	$—	$102,905	$35,806

See Notes to Consolidated Financial Statements

j2 Global Communications, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$35,806	$14,317	$(7,835)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,910	3,488	9,458
Gain on sale of investment	—	(162)	—
Amortization of unearned compensation	—	—	236
Stock-based compensation	—	93	—
Compensation expense in exchange for note reduction	172	195	381
Tax benefit of non-qualifying stock option exercises	7,060	151	—
Reversal of deferred tax valuation allowance	(15,720)	—	—
Recovery of marketing payment	—	(694)	—
Cumulative effect of change in accounting principle	—	(225)	—
Impairment of intangible asset	—	—	752
Other	—	17	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(606)	(1,487)	(1,229)
Interest receivable	(26)	74	126
Prepaid expenses	1,063	603	1,112
Other assets	(1,089)	(242)	467
(Decrease) increase in:
Accounts payable	26	(981)	(420)
Deferred revenue	2,033	1,209	(79)
Other current liabilities	—	—	(82)

Net cash provided by operating activities	32,629	16,356	2,887
Cash flows from investing activities:
Purchase of investments	(16,947)	—	—
Redemption of investments, net	—	—	4,283
Proceeds from sale of investment	—	170	—
Purchase of furniture, fixtures and equipment	(3,566)	(2,829)	(2,717)
Proceeds from the sale of equipment	73	—	—
Acquisition of business, net of cash received	(757)	—	—
Purchase of intangible asset	(200)	(200)	(600)
Advance of note receivable	—	—	(501)
Repayment of notes receivable	540	204	—
Payment of accrued exit costs	—	(233)	(1,207)
Other	—	—	180

Net cash used in investing activities	(20,857)	(2,888)	(562)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	392	204	—
Exercise of stock options and warrants	2,964	1,519	6
Purchase of outstanding warrants	—	(98)	—
Repurchase of common stock	—	—	(5,586)
Repayment of long-term debt and capital leases	(1,023)	(1,403)	(1,482)

Net cash provided by (used in) financing activities	2,333	222	(7,062)

Net increase (decrease) in cash and cash equivalents	14,105	13,690	(4,737)
Cash and cash equivalents at beginning of year	32,777	19,087	23,824

Cash and cash equivalents at end of year	$46,882	$32,777	$19,087

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1.    The Company

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. The Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. It offers faxing and voicemail solutions, document management solutions, Web-initiated conference calling and unified messaging & communications services. j2 Global markets its services principally under the brand names eFax®, jConnect®, JFAX®, eFax Corporate®, jBlast®, eFax Broadcast™, PaperMaster®, Consensus™, M4 Internet™ and ProtoFax®.

The Company delivers its services through its global telephony/Internet Protocol (“IP”) network, which covers more than 1,100 cities in 20 countries across 5 continents. j2 Global has created this network, and continuously seeks to expand it, through negotiating with U.S. and foreign telecommunications providers for telephone numbers, Internet bandwidth and co-location space for its equipment. In addition, the Company has expanded this network through small acquisitions of local players in international territories, such as Hong Kong and Latin America. As of December 31, 2003, j2 Global had more than 5.6 million telephone numbers deployed to its customers. In addition, it maintains an inventory of additional telephone numbers to be assigned to new customers.

2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries; eFax.com, SureTalk.com, Inc., Documagix, Inc., ProtoDyne, Inc., j2 Latin America, Inc., dotCOM, Ltd. and Driveworks.com Development Corporation. All inter-company accounts and transactions have been eliminated in consolidation.

(b)    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

(c)    Revenue Recognition

The Company’s subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with accounting principles generally accepted in the United States (“GAAP”) and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s advertising revenues primarily consist of revenues derived by delivering email messages on behalf of advertisers to the Company’s customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

(d)    Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments”, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2003 and 2002, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

(e)    Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of ninety days or less at the purchase date.

(f)    Investments

The Company accounts for its investments in debt securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments consist of highly liquid investments in debt securities with original maturities in excess of three months but less than one year. Long-term investments include investments with original maturities in excess of one year to 18 months. These investments are classified as held to maturity and, accordingly, are carried at cost which approximates market value.

The Company has an investment with an immaterial carrying amount in a privately-held company. This investment in an equity security is accounted for under the cost method and is included in “other assets” on the Company’s consolidated balance sheet. In the first quarter of 2004, j2 Global was informed by this company of its intent to initiate an initial public offering (“IPO”) during 2004. To date, j2 Global is unable to determine when and if this company will complete an IPO, and if so, at what offering value, however, if this offering were to be completed, our carrying value or related proceeds from the offering may become material.

(g)    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture and equipment are five years and a range of two to five years, respectively. The estimated useful life of fixtures, which are comprised primarily of leasehold improvements, as well as equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Goodwill and Purchased Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their estimated useful lives. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment at a reporting unit level on an annual basis and between annual tests using fair value measurement techniques. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in one principal reporting unit, a provider of outsourced, value added unified messaging and communications services.

The performance of the impairment test involves a two-step process. The first step involves comparing the Company’s estimated fair value with its book value. If the estimated fair value exceeds the book value, the assets are considered not to be impaired and no additional steps are necessary. If the book value exceeds the estimated fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step involves comparing the carrying amount of the Company’s goodwill and indefinite-lived intangible assets with their respective implied fair values. The estimated implied value of these assets may require independent valuations of certain internally generated and unrecognized intangible assets such as the Company’s subscriber base, software and technology and patents and trademarks. If the carrying amounts of goodwill and indefinite-lived intangibles exceed their respective implied fair values, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if the Company believes indicators of impairment exists.

In conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill and indefinite-lived intangible assets as of January 1, 2002 and found no impairment. During fiscal 2002 and fiscal 2003, the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2002 and 2003 and determined that the fair value of the Company’s goodwill and trade name were in excess of their carrying value as of December 31, 2002 and December 31, 2003. Consequently, no impairment charges were recorded in 2002 and 2003.

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

In 2002, the Company reduced the carrying amount of goodwill by $666,000, which represented the difference between the actual settlement amount of acquisition integration costs and the previous estimated accrual. See the related discussion of integration costs in Note 3.

During 2003, the Company increased the carrying amount of goodwill by approximately $279,000. This increase was attributable to the recording of goodwill of $375,000 and $122,000, respectively, resulting from the acquisitions of Driverworks.com Corporation and dotCOM, Ltd, offset by certain purchase price adjustments of $218,000 that affected existing goodwill.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 96 months on a straight-line basis. Amortization expense for fiscal years 2004 through 2007 is estimated to approximate $150,000 per year and for fiscal year 2008 is estimated to approximate $120,000. Goodwill and a trade name with an indefinite life are recorded net of accumulated amortization through December 31, 2001. As of December 31, 2003, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows:

Intangible assets subject to amortization	Amortization period	Historical cost	Accumulated amortization	Net
			(In thousands)
Acquired product technology rights:
Patent	96 months	$1,005	$195	$810
Customer relationships and software	30-60 months	293	51	242

Intangible assets not subject to amortization
Goodwill				$15,616
Indefinite-lived trade name				1,268

Pro Forma Information—SFAS No. 142 Transitional Disclosure

The following table presents net income and basic and diluted Earnings Per Share (“EPS”) for the year ended December 31, 2003, compared with those amounts for the same period in 2002 and 2001, adjusted to exclude amortization of goodwill and an indefinite-lived trade name.

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Reported net earnings (loss)	$35,806	$14,317	$(7,835)
Add:
Amortization of goodwill and a trade name	—	—	5,441
Less:
Cumulative effect of change in accounting principle	—	(225)	—

Adjusted net earnings (loss)	$35,806	$14,092	$(2,394)

Basic net earnings (loss) per common share
As reported	$1.58	$0.66	$(0.35)
As adjusted	$1.58	$0.65	$(0.11)
Diluted net earnings (loss) per common share
As reported	$1.42	$0.60	$(0.35)
As adjusted	$1.42	$0.59	$(0.11)

(i)    Long-Lived Assets

The Company accounts for long-lived assets, which include furniture, fixtures and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent of the difference.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2003. Net long-lived assets amounted to approximately $7.6 million as of December 31, 2003.

(j)    Income Taxes

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

(k)    Stock-Based Compensation

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

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, except for certain options issued in 1999, as discussed above, no compensation cost using the intrinsic value method has been recognized for stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings (loss) and net earnings (loss) per share would have been as follows:

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net earnings (loss), as reported	$35,806	$14,317	$(7,835)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,909	1,272	988

Pro forma net earnings (loss)	$33,897	$13,045	$(8,823)

Basic net earnings (loss) per common share
As reported	$1.58	$0.66	$(0.35)

Pro forma	$1.49	$0.60	$(0.39)

Diluted net earnings (loss) per common share
As reported	$1.42	$0.60	$(0.35)

Pro forma	$1.35	$0.55	$(0.39)

The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 were $9.59, $5.83 and $0.89, respectively, on the dates of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	2.0%	3.6%	4.0%
Expected volatility	100%	104%	50%
Expected life (in years)	3.00	5.00	5.00

In January 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company’s consolidated financial statements, its financial condition, results of operations or liquidity.

(l)    Earnings Per Common Share

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 2,451,194 and 2,145,280 in 2003 and 2002, respectively, were used in the calculation of diluted earnings per common share. Diluted loss per common share for 2001 is based only on the weighted average number of common shares outstanding during that period, as the inclusion of common share equivalents would have been anti-dilutive.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)    Research and Development

Research and development costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(n)    Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company operates in one reportable segment: unified messaging and communications services and document management solutions, which provides for the delivery of fax and voice messages via the telephone and Internet networks. The Company’s services are distributed primarily over the telephone and Internet networks, and thus, the Company considers that it operates in one geographic segment.

(o)    Stock Split

On August 5, 2003, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a stock dividend, payable August 29, 2003 to shareholders of record on August 18, 2003. All share numbers and per share amounts contained in the accompanying financial statements and related notes have been retroactively restated to reflect this change in the Company’s capital structure.

(p)    Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

(q)    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of SFAS No. 145 related to the rescission of Statement No. 4 must be applied in fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 must be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 must be effective for financial statements issued for fiscal years beginning on or after May 15, 2002, with early application encouraged. As a result of the adoption of SFAS No. 145 we have reclassified the extraordinary item related to extinguishment of debt to other income in our 1999 consolidated statements of operations data.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred, whereas EITF No. 94-3 required that such activity be recognized on the date on which the Company had committed to an exit plan. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In January 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. The Company has not issued any guarantees to others’ indebtedness. The adoption of FIN 45 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The provisions of FIN 46R are effective for the first interim or annual period ending after March 31, 2004 when certain conditions are met by a variable interest entity. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

In November 2002, EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of the provisions of EITF 00-21 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not have derivatives for hedging, speculative or trading proposes. The adoption of this Statement did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify certain financial instruments as a liability because that financial instrument embodies an obligation of the issuer. The remaining provisions of SFAS No. 150 revise the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Business Acquisitions

SureTalk.com, Inc.

On January 26, 2000, the Company acquired all of the outstanding stock of SureTalk.com, Inc. for $12.0 million in Common Stock, valued at the average closing price on the acquisition date. SureTalk was a privately-held Internet-based fax company based in Carlsbad, California. The acquisition was accounted for as a purchase transaction with substantially the entire purchase price allocated to goodwill and other purchased intangibles, which the Company amortized from the date of acquisition through December 31, 2001 based on a 2 to 3 year life.

TimeShift, Inc.

On March 6, 2000, the Company acquired substantially all of the assets of TimeShift, Inc. for $1.1 million in Common Stock, valued at the average closing price on the acquisition date. TimeShift was a privately-held Internet technology company based in San Francisco, California. The acquisition was accounted for as a purchase transaction. A substantial portion of the allocation of TimeShift’s assets was classified as an intangible asset related to a favorable operating lease. During the fourth quarter of fiscal 2001 the Company determined that this asset was permanently impaired due to continuing weakness in the San Francisco commercial real estate market. As a result, in that quarter the Company wrote off the remaining asset value of $752,000.

eFax.com

On November 29, 2000, the Company acquired all of the outstanding stock of eFax.com for $8.2 million, including $5.8 million in Common Stock valued at the average closing price on the acquisition date, $0.8 million in acquisition costs, and $1.6 million in Common Stock warrants valued at their fair value on the acquisition date. eFax.com was a leading provider of Internet-based fax services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair value on the date of acquisition. In connection with this acquisition, the Company recorded approximately $16.1 million in goodwill and other intangible assets, which were amortized from the date of acquisition through December 31, 2001, based on a 7-year life. Please refer to Note 2(h).

In connection with the acquisition of eFax.com, the Company incurred acquisition integration expenses for the incremental cost to exit and consolidate activities at eFax.com locations, to involuntarily terminate eFax employees and for other activities of eFax.com with j2 Global. GAAP requires that these integration expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets required. The components of the acquisition integration liabilities included in the purchase price allocation are as follows:

	eFax.com duplicate phone operations	eFax.com duplicate information systems	Workforce reductions	Occupancy costs	Total
	(In thousands)
Balance November 29, 2000 (eFax.com acquisition date)	$1,204	$675	$380	$386	$2,645
Utilized	(134)	(75)	(300)	(30)	(539)

Balance December 31, 2000	$1,070	$600	$80	$356	$2,106
Adjustments	—	(570)	252	118	(200)
Utilized	(518)	(30)	(332)	(128)	(1,008)

Balance December 31, 2001	$552	$—	$—	$346	$898
Adjustments	(377)	—	—	(289)	(666)
Utilized	(175)	—	—	(57)	(232)

Balance December 31, 2002	$—	$—	$—	$—	$—

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

DotCOM, Ltd.

On January 30, 2003, the Company acquired dotCOM, Ltd., d/b/a Cyberbox, a Hong Kong based company, for approximately $175,000, net of cash received, subject to adjustment based upon certain customer retention targets. The transaction has been accounted using the purchase method and, accordingly, the results of operations of dotCOM, Ltd. have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to approximately $149,000. The excess purchase price was comprised of approximately $122,000 of goodwill and $27,000 of identifiable intangible assets.

Driverworks.com Development Corporation

On September 15, 2003, the Company acquired Driverworks.com Development Corporation (“Driverworks”), d/b/a M4Internet, a California based company that provides technology and services for personalized, permission-based email messaging, for approximately $800,000, net of cash received, subject to adjustment based upon certain earn-out provisions. The transaction has been accounted for using the purchase method and accordingly, the results of operations of Driverworks have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $609,000, without giving effect to potential purchase price adjustments. The excess purchase price was comprised of approximately $375,000 of goodwill and $234,000 of identifiable intangible assets.

4.    Furniture, Fixtures and Equipment

Furniture, fixtures and equipment, stated at cost, at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(In thousands)
Computers and related equipment	$17,064	$13,719
Furniture and equipment	550	483
Capital leases	1,588	1,349
Leasehold improvements	1,334	1,131

	20,536	16,682
Less: Accumulated depreciation and amortization	(13,942)	(10,182)

	$6,594	$6,500

Included in accumulated amortization at December 31, 2003 and 2002 is approximately $1.3 million and $1.1 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $231,000, $240,000 and $125,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt

Debt consists of the following:

	As of December 31,
	2003	2002
	(In thousands, except interest rates)
Loan payable secured by certain computer equipment bearing interest at rates ranging from 17.17% to 18.07%. Monthly principal and interest payments range from approximately $3 to $31 from June 1999 to March 2003	$—	$27
Loan payable secured by certain computer equipment bearing interest at 8.80%. Quarterly principal and interest payments are approximately $111 through June 2003	—	216
Loan payable secured by certain computer equipment bearing interest at 8.80%. Quarterly principal and interest payments are approximately $56 from July 2003 through June 2005	155	—
Unsecured loan payable bearing interest at 3.44%. Monthly principal and interest payments are approximately $79 from August 2002 to June 2003	—	317
Unsecured loan payable bearing interest at 4.25%. Monthly principal and interest payments are approximately $132 from September 2003 to May 2004	520	—
Secured equipment leasing line of credit of borrowings up to $2,500, bearing interest at 5.80% subject to adjustment based on the 36-month Treasury rate. Repayment terms of 36 months commencing from the date of each drawn-down.	244	—

	919	560
Less current installments of long-term debt	(813)	(449)

Long-term debt, excluding current portion	$106	$111

At December 31, 2003, annual maturities of debt are as follows:

(In thousands)
2004	$813
2005	89
2006	17

$919

6.    Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases which expire at various dates through 2010. Through mid-2003, the Company subleased a portion of its headquarters to a related party. The sub-lease required monthly payments of approximately $24,000 plus a pro-rata share of common expenses. Effective mid-2003, the Company took possession of and began to pay for the entire leased premises.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments at December 31, 2003, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments, are as follows:

	Capital leases	Operating leases
	(In thousands)
Fiscal Year:
2004	$220	$920
2005	94	809
2006	22	806
2007	—	806
2008	—	806
Thereafter	—	806

Total minimum lease payments	$336	$4,953

Less amounts representing interest	(12)

Present value of net minimum lease payments	324
Less current installments of obligations under capital lease	(209)

Obligations of capital leases excluding current installments	$115

Rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $847,000, $397,000 and $561,000, respectively.

Marketing Arrangements

As of December 31, 2003, the Company had minimum purchase commitments approximating $375,000 relating to a marketing arrangement.

7.    Litigation

The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

8.    Income Taxes

The provision for income tax consisted of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$7,307	$—	$—
State	3,555	152	4

Total current	10,862	152	4

Deferred:
Federal	(13,593)	—	—
State	(5,406)	—	—

Total deferred	(18,999)	—	—

Total provision:	$(8,137)	$152	$4

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carry-forwards	$37,218	$38,523	$41,597
Tax credit carry-forwards	2,198	1,570	1,533
Accrued expenses	308	1,271	1,355
Other	(608)	437	—

	39,116	41,801	44,485
Less valuation allowance	(23,396)	(41,801)	(44,485)

Net deferred assets	$15,720	$—	$—

The Company has recorded a valuation allowance in the amount set forth above for certain tax credits and net operating loss carry-forwards (“NOLs”) where it is more likely than not the Company will not realize future tax benefits related to these items. The net change in the valuation allowance for the years ended 2003, 2002 and 2001 was ($18.4 million), ($2.7 million) and $1.4 million, respectively.

As of December 31, 2003, the Company had federal and state (California) NOLs of approximately $95.2 million and $43.0 million, respectively. These NOLs expire through the year 2021 for federal purposes and through the year 2013 for state purposes. In addition, the Company had federal and state research and development tax credits of $1.5 million and $439,000, respectively, which expire through the year 2023 for federal purposes and are available indefinitely for state purposes. The Company also has a federal Alternative Minimum Tax (“AMT”) credit of approximately $291,000 at December 31, 2003. The federal AMT credit can be carried forward indefinitely.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of NOLs in the event of an “ownership change” (as defined in the Internal Revenue Code) of a corporation. The Company’s ability to utilize NOLs is limited as a result of such ownership changes. The NOLs attributable to the eFax.com and SureTalk.com subsidiaries before their acquisition by the Company are further limited according to these provisions. We currently estimate that approximately $33.8 million of the federal NOL and $39.1 million of the state NOL will be available for use before their expiration.

In September 2002, the Governor of California signed into law new tax legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2002 and 2003. Despite the Company having taxable income in 2003 and 2002, the Company was not permitted to utilize its California NOLs generated in prior years to offset this taxable income for purposes of determining the applicable California income tax due. Unless extended by law, this suspension will not apply to tax years beginning in 2004 and beyond.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2003	2002	2001
Statutory tax rate	35.0%	34.0%	(34.0)%
Change in valuation allowance	(58.8)%	(32.0)%	18.1%
State income taxes, net	(4.3)%	0.7%	(6.0)%
Non deductible goodwill	0.0%	0.0%	30.0%
Other	(1.3)%	(1.7)%	(8.1)%

Effective tax rates	(29.4)%	1.0%	0.0%

During 2003, the Company recorded a tax benefit of approximately $7.1 million from the exercise of non-qualifying stock options as a reduction of its income tax liability and increase in additional paid-in capital.

9.    Redeemable Securities and Stockholders’ Equity

(a)    Private Placement Offering

In June 1998, the Company completed a private placement offering of Senior Subordinated Notes (“Notes”), Common Stock (“Common Shares”) and Series A Usable Redeemable Preferred Stock (“Preferred Shares”) with 6,250,000 detachable warrants (“Warrants”) for proceeds aggregating $15.0 million before offering expenses. The offering consisted of the following components:

(i) Notes and Common Shares

$10.0 million principal amount of Notes together with 1,103,850 “puttable” Common Shares were issued for combined proceeds of $10.0 million. The Notes bore interest at 10.0% per annum and were due on June 30, 2004. In accordance with the Notes, the Company issued additional interest notes together with a proportionate number of additional Common Shares in lieu of interest payments for the period July through December 1998. The Common Shares issued in this transaction, including shares issued in connection with interest notes, were subject to certain put rights by the holders at $6.40 per share upon a change of control on or before July 1, 2003. The Company accreted to the redemption amount (fair market value) of the Common Shares through a charge to additional paid-in capital using the straight-line method. The Notes and Common Shares were recorded at their fair values at the date of issuance of approximately $5.0 million and $5.0 million, respectively. The discount attributable to the Notes was amortized to interest expense over the term of the Notes using the interest method.

On July 30, 1999, the Company redeemed all of the Notes for $10.6 million, which included the $10.0 million principal amount, $511,000 in additional interest notes and $85,000 in accrued interest. In connection with this redemption, the Company recognized an extraordinary charge of $4.4 million.

During June 2001, the Company closed an off-market purchase of 503,844 of the “puttable” Common Shares for approximately $911,000 in cash (redeemable security value of approximately $3.2 million). The fair value paid for these Common Shares, and the difference between their fair value and their carrying value, were recorded as treasury stock and additional paid in capital, respectively, in the accompanying 2001 consolidated statement of stockholders’ equity.

Also during June 2001, the holder of the remaining 600,006 “puttable” Common Shares sold those Shares to a third party unaffiliated with the Company. In connection with this sale, the put feature associated with these

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Shares was eliminated and, as such, the Company reclassified the carrying value of these Shares of approximately $3.8 million to stockholders’ additional pain-in capital in the accompanying 2001 consolidated statement of stockholders’ equity.

As of December 31, 2003 and 2002, none of the Notes or “puttable” Common Shares were outstanding.

(ii) Preferred Shares and Warrants

The Company issued 10,000 Preferred Shares having a stated value of $5.0 million, together with Warrants to acquire 1,562,500 shares of its Common Stock with an exercise price of $4.80 per share, for combined proceeds of $5.0 million. The Preferred Shares were entitled to cumulative dividends at 15.0% per annum based on the stated value and accrued and unpaid dividends. Until the dividend payment date of June 30, 2005, the Company had the option of accruing dividends or paying in cash. The Warrants (“preferred share warrants”) are subject to certain “put” rights by the holders upon a change of control of the Company. The preferred share warrants are exercisable by the holders at $4.80 per share at any time until June 30, 2005. From date of issuance through August 1999 the Company accreted to the mandatory redemption amount through a charge to additional paid-in capital using the straight-line method.

In connection with the placement of Notes, Warrants and Preferred and Common Shares, an additional 134,374 warrants were issued to the placement agent (“placement agent warrants”). Such warrants carry the same exercise price and put features as the preferred share warrants.

Effective January 1, 1999, holders of a majority of the Warrants agreed to eliminate the fair market value put feature in exchange for nominal consideration. As a result of the elimination of the put feature, the Company reclassified the put warrant liability of $6.3 million to additional paid in capital.

In August 1999, the Company redeemed all of the Preferred Shares for $6.8 million, including premiums of $878,000 (115.0% of stated value plus cumulative unpaid dividends) and accrued dividends of $940,000.

In February and March 2000, the Company issued a total of 694,734 shares of its Common Stock to investors who had received preferred share and placement agent warrants. These investors exercised their rights to exercise the Warrants on a cashless basis, exchanging Warrants to purchase 1,140,620 shares of the Company’s Common Stock (including all placement agent warrants) for 694,734 shares of its Common Stock.

In June 2001, the Company repurchased additional preferred share warrants to purchase 234,376 shares of its Common Stock for an immaterial amount.

At December 31, 2003, there remained outstanding Warrants to purchase a total of 243,752 shares of the Company’s Common Stock at $4.80 per share.

(b)    Other Warrants

In addition to the Warrants described in Note (a) above, in 1999 the Company issued warrants to a financing company and an Internet service provider to purchase an aggregate of 139,582 shares of Common Stock at $4.80 per share. These warrants, which remained outstanding as of December 31, 2003, expire from October 15, 2004 through April 21, 2005.

(c)    Stock Repurchase Program

In June 2001, the Company announced that its Board of Directors had approved a stock repurchase program pursuant to which, through December 31, 2001, the Company was authorized to repurchase up to $2.0 million of

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its Common Stock through one or more open or off-market transactions. As of October 31, 2001, the Company had purchased an aggregate of $1.3 million in Common Stock under the program.

In the fourth quarter of 2001, the Company purchased an additional 844,448 common shares and 1,312,500 common share equivalents for an aggregate purchase price of approximately $4.3 million, and expanded the existing stock repurchase program to permit these purchases. The Company’s stock repurchase program expired on December 31, 2001.

The Company may in the future approve additional repurchase programs as its Board of Directors deems appropriate and in the best interests of the Company and its shareholders.

(d)    Notes Receivable from Stockholders

As of December 31, 2003 and 2002, notes receivable from stockholders issued in connection with sales of Common Stock aggregated approximately $9,000. As of December 31, 2003 and 2002, these notes were secured by 5,338 shares of the Company’s Common Stock and bore interest at rates ranging from 4.25% to 7.0%. At December 31, 2002, these notes had matured. The Company is pursuing collection of overdue notes.

10.    Agreements with Online Service Providers

Amounts expensed under agreements with online service providers are included in sales and marketing expense. For the years ended December 31, 2003, 2002 and 2001, total amounts expensed were $1.8 million, $522,000 and zero, respectively. As of December 31, 2003, the Company has minimum purchase commitments approximating $375,000 relating to a marketing arrangement with an online service provider.

In July 1999, the Company entered into a two-year marketing agreement with Infobeat LLC (“Infobeat”), which at that time was a wholly-owned subsidiary of Sony Music Entertainment Inc. (“Sony”). The agreement provided for Infobeat to incorporate a certain number of ad impressions in the Infobeat email service over the term of the contract. In consideration for the services provided by Infobeat, the Company made a one-year advance payment of $998,000. Concurrent with this payment to Infobeat, the agreement provided for Sony to purchase $998,000 of the Company’s Common Stock on the July 23, 1999 initial public offering (“IPO”) date at the IPO price of $19.00 per share.

Under the agreement, Infobeat was permitted, based on certain conditions, to “put” a portion of the IPO shares back to the Company. As a result of this “put” feature, the Company classified the $998,000 of Common Stock purchased by Sony outside of stockholders’ equity. In 2001, the put feature expired and, accordingly, the Company reclassified the $998,000 to Common Stock and additional paid-in capital in the accompanying December 31, 2001 consolidated statement of stockholders’ equity.

Pursuant to the terms of the agreement, in November 2002 Sony tendered 52,000 common shares to the Company as compensation for unfurnished subscriber acquisitions. The fair market value of approximately $694,000 assigned to the treasury shares and resulting gain on recovery was derived using the cost method of accounting for treasury stock. This amount is included as a reduction of sales and marketing expense in the accompanying statement of operations for 2002.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stock Options and Employee Stock Purchase Plan

(a)    Stock Options

In November 1997, the Company’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which has twice been amended and restated. Under the 1997 Plan, 5,000,000 authorized shares of Common Stock are reserved for issuance upon exercise of options or as restricted stock. An additional 420,000 shares are authorized for issuance upon exercise of options granted outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s Common Stock on the date of grant for non-statutory stock options. At December 31, 2003 and 2002, options to purchase 1,003,550 and 1,140,030 shares of Common Stock were exercisable under and outside of the 1997 Plan, at a weighted average exercise price of $3.27 and $3.31, respectively, and no shares of restricted stock were outstanding. Stock options generally expire after 10 years and vest over a three to four year period. In connection with a 1999 grant of options to purchase 1,524,000 shares of Common Stock, the Company recorded approximately $1.3 million of deferred compensation cost as these options were granted at exercise prices below the respective market values at the dates of grant. The deferred compensation cost was amortized to expense over a three-year vesting period of such options using the straight-line method. During the year ended December 31, 2001, $236,000 was amortized to compensation expense. As of December 31, 2003, there was no remaining unamortized deferred compensation cost related to these options.

Stock option activity for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	Number of shares	Weighted-average exercise price
Options outstanding at December 31, 2000	2,930,642	$9.75
Granted	2,170,462	1.84
Exercised	—	0.00
Canceled	(1,439,248)	15.88

Options outstanding at December 31, 2001	3,661,856	2.58
Granted	505,000	7.47
Exercised	(705,358)	2.16
Canceled	(40,634)	4.46

Options outstanding at December 31, 2002	3,420,864	3.37
Granted	214,013	15.37
Exercised	(889,304)	3.22
Canceled	(115,947)	5.45

Options outstanding at December 31, 2003	2,629,626	$4.29

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the exercise prices of options granted under and outside the 1997 Plan ranged from $1.10 to $59.68, with a weighted-average remaining contractual life of 7.78 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

Range of Exercise Prices	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2003	Weighted Average Exercise Price
$1.10 – 1.60	104,740	6.94	$1.11	34,246	$1.12
1.88	905,412	7.99	1.88	384,532	1.88
1.98	32,300	7.49	1.98	5,318	1.98
2.01	433,334	7.52	2.01	183,334	2.01
2.05	138,474	7.89	2.05	39,724	2.05
2.38 – 3.00	47,127	7.08	2.70	14,004	2.86
3.44	101,900	6.52	3.44	63,313	3.44
3.56 – 4.00	20,880	6.47	3.83	7,125	3.80
4.13 – 6.10	244,860	6.25	4.18	202,037	4.16
7.05	290,750	8.48	7.05	29,000	7.05
7.65 – 12.22	52,916	9.25	8.78	22,916	8.81
13.44 – 13.75	174,955	9.25	13.69	7,455	13.44
14.17	50,550	9.25	14.17	—	—
16.00 – 16.17	13,252	9.15	16.16	1,000	16.00
20.68 – 22.09	2,594	4.77	21.01	2,594	21.01
45.06 – 49.81	8,798	8.97	46.14	1,497	49.81
50.05 – 59.68	6,784	6.07	51.98	5,455	52.45

$1.10 – $59.68	2,629,626	7.78	$4.29	1,003,550	$3.27

At December 31, 2003, there were 1,086,056 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan, and no additional shares available for grant outside of the 1997 Plan.

(b)    Employee Stock Purchase Plan

In May of 2001, the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,000,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 2003 and 2002, 32,593 and 59,108 shares, respectively, were purchased at prices ranging from $1.39 to $24.41 per share. As of December 31, 2003, 890,621 shares were available under the Purchase Plan for future issuance.

12.    Defined Contribution 401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. To date, the Company has not matched employee contributions to the 401(k) savings plan.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Earnings (Loss) Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except share and per share data)
Numerator for basic and diluted income (loss) per common share:
Net earnings (loss)	$35,806	$14,317	$(7,835)

Denominator:
Weighted average outstanding shares of common stock	22,731,894	21,648,260	22,559,294
Dilutive effect of:
Employee stock options	2,137,672	1,982,740	—
Warrants	313,522	162,540	—

Common stock and common stock equivalents	25,183,088	23,793,540	22,559,294

Net earnings (loss) per share:
Basic	$1.58	$0.66	$(0.35)

Diluted	$1.42	$0.60	$(0.35)

The computation of diluted loss per share for the year ended December 31, 2001 excludes the effects of incremental common shares attributable to the assumed exercise of outstanding Common Stock options and warrants because their effect would be anti-dilutive. For the years ended December 31, 2003 and 2002, there were 15,582 and zero warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the ordinary shares.

14.    Related Party Transactions

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

In 2000, the Company moved its headquarters to its present location, and entered into a lease with CIM/Hollywood, LLC (“CIM”), an entity indirectly controlled by its Chairman. At the same time, the Company subleased approximately 26.0% of this space to CIM, and in 2001 increased the space subleased to CIM to 50.0%. This sublease expired in mid-2003, at which time the Company began occupying and paying for the entire leased space.

During 2000 and continuing to the present, the Company shares office-related expenses with CIM and Orchard Capital Corporation, another company controlled by its Chairman. For fiscal 2003, 2002 and 2001, respectively, the Company received approximately $109,000, $263,000 and $264,000 under the sublease and

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred approximately $39,000, $66,000 and $66,000 in expenses (consisting of telecommunications, shared personnel and routine office expenses) on behalf of CIM and Orchard Capital Corporation. As of December 31, 2003 and 2002, these entities affiliated with its Chairman owed the Company $33,000 and $49,000, respectively. These amounts are included in other assets in the accompanying December 31, 2003 and 2002 balance sheets.

The Company believes that the leases and subleases referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b)    Consulting Services

The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by its Chairman. For the years ended December 31, 2003, 2002 and 2001, the Company paid Orchard Capital $276,000, $276,000 and $144,000, respectively, for these services.

(c)    Notes Receivable

In July 2001, the Company loaned $500,000 to its President in connection with his engagement of employment. This loan, which is included in other assets in the accompanying 2002 balance sheet, was secured by a second mortgage on a home purchased by the Company’s President following his relocation to Southern California. The note bore interest at rates ranging from 4.88% to prime rate plus 3.0%. The loan was repaid in full during 2003.

As of December 31, 2003 and 2002, the Company had a non-recourse note receivable, which is included in other assets, aggregating $173,000 and $346,000, respectively, due from Boardrush Media LLC, a related party. The note bears interest at 6.32%, is due in January 2005 and is being repaid through consulting services.

15.    Supplemental Non-cash Financing and Investing Activities

Cash paid for interest during the years ended December 31, 2003, 2002 and 2001 approximated $67,000, $103,000 and $155,000, respectively, substantially all of which related to long-term debt and capital leases.

The Company paid cash of approximately $64,000, $4,000 and $4,000, respectively for taxes during the years ended December 31, 2003, 2002 and 2001.

During 2003, 2002 and 2001, the Company entered into capital lease and loan arrangements for certain equipment and software. Equipment and software acquired under capital leases approximated $239,000, $101,000 and zero during 2003, 2002 and 2001, respectively. Equipment acquired under loan arrangements approximated $543,000 during 2002.

During 2002, the Company acquired treasury shares for approximately $227,000 in exchange for the reduction of notes receivable from shareholders.

In 2003 and 2002, the Company entered into loan arrangements approximating $1.1 million and $695,000, respectively to finance a corporate insurance policy.

As discussed in Note 10, the Company reclassified approximately $998,000 of Common Stock to equity in 2001 as a result of the expiration of the put feature associated with these shares.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 9(a)(i), the Company reclassified approximately $7.1 million of Redeemable Common Stock to equity in 2001 as a result of the expiration of the put feature upon sale of these shares to a third-party.

During 2001, the Company reversed approximately $773,000 of unearned compensation expense relating to employee stock options to additional paid-in capital.

16.    Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)
Revenues	$20,474	$18,903	$17,037	$15,208
Gross profit	16,902	15,409	13,790	12,198
Net earnings	17,626	7,200	5,947	5,033
Net earnings per common share:
Basic	$0.76	$0.32	$0.27	$0.23
Diluted	$0.69	$0.28	$0.24	$0.21
Weighted average shares outstanding (1):
Basic	23,074,027	22,857,057	22,619,854	22,291,340
Diluted	25,670,034	25,493,305	25,203,170	24,697,258

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)
Revenues	$14,025	$12,503	$11,306	$10,379
Gross profit	11,515	9,953	8,605	6,938
Net earnings	5,345	3,914	3,318	1,740
Net earnings per common share:
Basic	$0.25	$0.18	$0.15	$0.08
Diluted	$0.22	$0.16	$0.14	$0.08
Weighted average shares outstanding (1):
Basic	21,940,902	21,656,946	21,514,424	21,452,410
Diluted	24,662,018	24,479,474	23,628,688	22,405,578

(1)	The sum of the per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Subsequent Events

In January 2004, the Company announced that its wholly-owned subsidiary has signed an agreement to acquire substantially all of the assets and liabilities of The Electric Mail Company Inc. (TSX.V: ELE), a Canadian-based provider of outsourced email and value-added messaging services. Under the terms of the acquisition agreement, which was approved by the Board of Directors of each company, an aggregate purchase price of CDN $7.1 million (approximately US $5.4 million), subject to closing date adjustments, will be paid, which is equivalent to approximately CDN $0.49 (approximately US $0.38) per share. The transaction is subject to the approval of Electric Mail shareholders, the TSX Venture Exchange and the Supreme Court of British Columbia, as well as customary closing conditions. The transaction is expected to be completed during the first quarter of 2004. This acquisition will be accounted for using the purchase method of accounting. The aggregate purchase price will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimates of fair value.

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

In connection with the audit of the year ended December 31, 2001 and the subsequent interim period through December 11, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. KPMG’s audit report on our financial statements as of and for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the fiscal years ended December 31, 2003 and 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the fiscal year and any interim period prior to engaging Deloitte & Touche, neither we, nor anyone on our behalf, consulted Deloitte & Touche regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, where either a written report was provided to us or oral advice was provided, that Deloitte & Touche concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, j2 Global’s management, with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance—Code of Business Conduct and Ethics”, “Executive Officers” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

Incorporated by reference from the information under the captions “Board and Board Committee Information—Director Compensation,” “Executive Officer Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information under the captions “Executive Officer Compensation and Other Matters” and “Information Regarding Beneficial Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

Incorporated by reference from the information under the captions “Information About j2 Global’s Auditors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements.

The following financial statements are filed as a part of this report:

Independent Auditors’ Reports

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

21.1	List of subsidiaries of j2 Global

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
(3)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on March 30, 2000.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(5)	Incorporated by reference to the Company’s Report on Form 10-K/A filed with the Commission on April 30, 2001
(6)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 15, 2001.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on July 12, 2001, Registration No. 333-64986.
(8)	Incorporated by reference to the Company’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(9)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2001.
(10)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on April 1, 2002.

(b)	Reports on Form 8-K during the fourth quarter of 2003:

Item	Description	Filing Date
7,9	Regulation FD disclosure of third quarter 2003 earnings press release and materials presented at third quarter 2003 earnings conference call	October 20, 2003

7,9	Regulation FD disclosure of email message to financial analysts	October 21, 2003

5,7	Disclosure regarding press release reaffirming Q4 2003 guidance, reporting its 2004 revenue and growth earning targets and clarifying tax expectation	November 4, 2003

7,9	Regulation FD disclosure of email message to financial analysts	November 12, 2003

7,9	Regulation FD disclosure of materials presented at The First Albany Annual Growth Conference	December 10, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

j2 Global Communications, Inc.

By:	/s/ SCOTT M. JARUS
Scott M. Jarus President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ SCOTT M. JARUS Scott M. Jarus	President (Principal Executive Officer)

/s/ R. SCOTT TURICCHI R. Scott Turicchi	Chief Financial Officer (Principal Financial Officer)

/s/ GREGGORY KALVIN Greggory Kalvin	Chief Accounting Officer (Principal Accounting Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (a) and recoveries	Reclassifications and Other (b)	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$254	$280	$(274)	$—	$260
Year Ended December 31, 2002:
Allowance for doubtful accounts	$1,279	$500	$(864)	$(661)	$254
Year Ended December 31, 2001:
Allowance for doubtful accounts	$1,112	$484	$(10)	$(307)	$1,279

(a)	Represent specific amounts written off that were considered to be uncollectible.
(b)	Amounts substantially relate to accounts receivable from the acquisition of eFax.com.