Form 10-Q
period 2004-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2004-05-10
CIK 1084048

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

           For the quarterly period ended March 31, 2004

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

As of April 15, 2004, the registrant had 23,158,610 shares of Common Stock outstanding.

================================================================================
                         j2 GLOBAL COMMUNICATIONS, INC.

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.       FINANCIAL INFORMATION
-------       ---------------------

     Item 1.  Financial Statements                                            3

              Condensed Consolidated Balance Sheets (unaudited)               3

              Condensed Consolidated Statements of Operations (unaudited)     4

              Condensed Consolidated Statements of Cash Flows (unaudited)     5

              Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15

     Item 4.  Controls and Procedures                                        16


PART II.      OTHER INFORMATION
--------      -----------------

     Item 1.  Legal Proceedings                                              17

     Item 6.  Exhibits and Reports on Form 8-K                               17


     Signatures                                                              19

     Index of Exhibits                                                       20
            Exhibit 31(a)
            Exhibit 31(b)
            Exhibit 32(a)
            Exhibit 32(b)

PART I        FINANCIAL INFORMATION
-----------------------------------

Item 1.   Financial Statements
------------------------------

                         J2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               March 31,        December 31,
                                                                                 2004               2003
                                                                              ----------         ----------
ASSETS
        Cash and cash equivalents                                             $   46,989         $   46,882
        Short-term investments                                                     6,446              8,539
        Accounts receivable,
        net of allowances of $343 and $239, respectively                           7,509              5,877
        Prepaid expenses and other current assets                                  2,833              2,571
        Deferred income taxes                                                      6,426             10,004
                                                                              ----------         ----------
        Total current assets                                                      70,203             73,873

        Long-term investments                                                     13,944              8,408
        Furniture, fixtures and equipment, net                                     6,305              6,594
        Goodwill                                                                  15,616             15,616
        Other purchased intangibles, net                                           7,466              2,320
        Other assets                                                                 284                329
        Deferred income taxes                                                      6,046              5,716
                                                                              ----------         ----------
        Total assets                                                          $  119,864         $  112,856
                                                                              ==========         ==========

LIABILITIES & STOCKHOLDERS' EQUITY
        Accounts payable and accrued expenses                                 $    3,984         $    4,010
        Deferred revenue                                                           5,104              4,698
        Current portion of long-term debt and capital leases                         530              1,022
                                                                              ----------         ----------
        Total current liabilities                                                  9,618              9,730

        Long-term debt and capital leases                                            335                221
                                                                              ----------         ----------
        Total liabilities                                                          9,953              9,951
                                                                              ----------         ----------

        Stockholders' Equity:
        Common stock, $0.01 par value. Authorized 50,000,000 at
        March 31, 2004 and December 31, 2003; total issued and
        outstanding 23,158,610 and 23,090,582 shares at March 31, 2004
        and December 31, 2003, respectively                                          250                249
        Additional paid-in capital                                               128,090            127,483
        Treasury stock, at cost                                                   (4,643)            (4,643)
        Note receivable from stockholders, net of allowance of $21                    (9)                (9)
        Accumulated deficit                                                      (13,777)           (20,175)
                                                                              ----------         ----------
        Total stockholders' equity                                               109,911            102,905

                                                                              ----------         ----------
        Total liabilities and stockholders' equity                            $  119,864         $  112,856
                                                                              ==========         ==========

      See accompanying notes to condensed consolidated financial statements

                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       Three Months Ended March 31,
                                                         2004                2003
                                                     ------------        ------------
Revenues:
        Subscriber                                   $     22,062        $     14,454
        Advertising                                           761                 612
        Licensing and Other                                   119                 142
                                                     ------------        ------------
                                                           22,942              15,208

Cost of revenues                                            3,640               3,010
                                                     ------------        ------------

        Gross profit                                       19,302              12,198
                                                     ------------        ------------

Operating expenses:
        Sales and marketing                                 3,779               2,510
        Research, development and engineering               1,050               1,026
        General and administrative                          4,482               3,468
                                                     ------------        ------------

        Total operating expenses                            9,311               7,004
                                                     ------------        ------------

Operating earnings                                          9,991               5,194

Interest and other income, net                                186                  74
                                                     ------------        ------------

Earnings before income taxes                               10,177               5,268

Income tax expense                                          3,778                 235
                                                     ------------        ------------

Net earnings                                         $      6,399        $      5,033
                                                     ============        ============

Net earnings per common share:
        Basic                                        $       0.28        $       0.23
        Diluted                                      $       0.25        $       0.20

Weighted average shares outstanding:
        Basic                                          23,121,054          22,291,340
        Diluted                                        25,564,338          24,697,258


      See accompanying notes to condensed consolidated financial statements

                         J2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       Three Months Ended March 31,
                                                                          2004              2003
                                                                      ----------         ----------
Cash flows from operating activities:
          Net earnings                                                $    6,399         $    5,033
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
          Depreciation and amortization                                    1,028                919
          Compensation in exchange for note reduction                         43                 43
          Tax benefit of non-qualifying stock option exercises               369                203
          Deferred income taxes                                            3,248               --
      Decrease (increase) in:
          Accounts receivable                                             (1,237)               341
          Interest receivable                                                (17)               (18)
          Prepaid expenses                                                   374                243
          Other assets                                                      (295)               (91)
      (Decrease) increase in:
          Accounts payable                                                   (59)            (1,644)
          Deferred revenue                                                   399                279
                                                                      ----------         ----------
Net cash provided by operating activities                                 10,252              5,308
                                                                      ----------         ----------

Cash flows from investing activities:
          Purchase of investments                                         (3,443)              --
          Purchase of furniture, fixtures and equipment                     (319)              (300)
          Proceeds from sale of equipment                                   --                   73
          Acquisition of a business, net of cash received                 (6,020)              (175)
          Purchase of intangible assets                                      (74)              --
          Proceeds from notes receivable, net                               --                    9
                                                                      ----------         ----------
Net cash used in investing activities                                     (9,856)              (393)
                                                                      ----------         ----------

Cash flows from financing activities:
          Issuance of common stock under employee
             stock purchase plan                                             114                 90
          Exercise of stock options and warrants                             124              1,257
          Repayment of long-term debt and capital leases                    (527)              (310)
                                                                      ----------         ----------
Net cash (used in) provided by financing activities                         (289)             1,037
                                                                      ----------         ----------

Net increase in cash and cash equivalents                                    107              5,952
Cash and cash equivalents at beginning of period                          46,882             32,777
                                                                      ----------         ----------
Cash and cash equivalents at end of period                            $   46,989         $   38,729
                                                                      ==========         ==========

      See accompanying notes to condensed consolidated financial statements

                         J2 GLOBAL COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     j2 Global Communications, Inc. ("j2 Global" or the "Company") is a Delaware corporation founded in 1995. The Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. It offers fax, voicemail and email solutions, unified messaging & communications services, document management solutions and conference calling services. j2 Global markets its services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, PaperMaster(R) , ConsensusTM, M4 InternetTM, ProtoFax(R) and Electric MailTM.

     The consolidated financial statements include the accounts of j2 Global and its direct, indirect, domestic and international wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying interim condensed consolidated financial statements and related financial schedules are unaudited. The Company's interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2004.

     The results of operations for these interim periods are not necessarily indicative of the operating results for the full year or for any future period.

STOCK SPLIT

     On August 5, 2003, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend, payable August 29, 2003 to shareholders of record on August 18, 2003. All share numbers and per share amounts contained in the accompanying financial statements and related notes have been retroactively restated to reflect this change in the Company's capital structure.

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its fixed plan stock options. These interpretations include FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25", issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which is an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

     The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force ("EITF") No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

     Under the intrinsic value method, no compensation cost using the intrinsic value method has been recognized for stock option grants in the accompanying financial statements. If the fair value-based method had been applied in measuring stock compensation expense under SFAS No. 123, as amended by SFAS No. 148, the pro forma effect on net earnings and net earnings per share would have been as follows:

                                                                       Three Months Ended March 31,
                                                                          2004              2003
                                                                       ----------        ----------
                                                                  (In thousands, except per share data)
Net earnings, as reported                                              $    6,399        $    5,033

Add: Stock based employee compensation expense included
   in reported net earnings, net of related tax benefits                     --                --

Deduct: Stock based employee compensation expense
   determined under the fair value-based method for all awards,
   net of related tax effects                                                (488)             (402)
                                                                       ----------        ----------

Pro forma net earnings                                                 $    5,911        $    4,631
                                                                       ==========        ==========

Basic net earnings per common share:
                  As reported                                          $     0.28        $     0.23
                                                                       ==========        ==========

                  Pro forma                                            $     0.26        $     0.21
                                                                       ==========        ==========

Diluted net earnings per common share:
                  As reported                                          $     0.25        $     0.20
                                                                       ==========        ==========

                  Pro forma                                            $     0.23        $     0.19
                                                                       ==========        ==========

NOTE 3 - USE OF ESTIMATES

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The Company does not have any variable interest entities and the adoption of FIN 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

NOTE 5 - CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company's subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

     The Company's advertising revenues primarily consist of revenues derived by delivering email messages on behalf of advertisers to the Company's "Free" advertising-supported customers. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

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

NOTE 6 - EARNINGS PER COMMON SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                          2004               2003
                                                                      ------------       ------------
                                                             (In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:
Net earnings                                                          $      6,399       $      5,033
                                                                      ------------       ------------

Denominator:
Weighted average outstanding shares of common stock                     23,121,054         22,291,340
Dilutive effect of:
                  Employee stock options                                 2,184,999          2,140,476
                  Warrants                                                 258,285            265,442
                                                                      ------------       ------------
Common stock and common stock equivalents                               25,564,338         24,697,258
                                                                      ------------       ------------

Net earnings per share:
                  Basic                                               $       0.28       $       0.23
                                                                      ============       ============
                  Diluted                                             $       0.25       $       0.20
                                                                      ============       ============

NOTE 7 - ACQUISITIONS

     In March 2004, the Company completed two acquisitions. In the first acquisition, we purchased substantially all of the assets and operations of The Electric Mail Company Inc. ("Electric Mail"), a Canadian-based provider of outsourced email and value-added messaging services. In the second acquisition, we acquired all of the issued and outstanding shares of capital stock of Jump B.V. ("Jump"), a Netherlands-based provider of fax-to-email and unified messaging services. The aggregate purchase price for these two acquisitions was US$6.0 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to the Jump acquisition. The transactions have been accounted for using the purchase method and, accordingly, the results of operations of Electric Mail and Jump have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately US$5.2 million. As of the date of this report, the Company has not completed the allocation of excess purchase price between goodwill and identifiable intangible assets. The results of operations for Electric Mail and Jump during periods prior to our acquisition were not material to our consolidated results of operations and accordingly, pro forma results of operations have not been prepared.

NOTE 8 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 96 months on a straight-line basis. Amortization expense, included in general and administrative expense, during the quarters ended March 31, 2004 and 2003 approximated $78,000 and $25,000, respectively. Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. As of March 31, 2004, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows:

                                                      Amortization         Historical        Accumulated
                                                         period               cost          amortization         Net
                                                    ----------------     --------------     ------------     -----------
                                                                         (In thousands)
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
-----------------------------------------
  Acquired product technology rights:
        Patent                                          96 months          $    1,005       $      235        $      770

        Customer relationships and software           30-60 months                293               90               203

INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION
---------------------------------------------
  Goodwill                                                                                                        15,616
  Indefinite-lived trade name                                                                                      1,268

OTHER
-----
  Unallocated - refer to Note 7                                                 5,225           --                 5,225

NOTE 9 - INCOME TAXES

     Income tax expense amounted to approximately $3.8 million and $235,000 for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of both 2004 and 2003, the Company recorded the tax benefit from the exercise of non-qualified employee stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $369,000 and $203,000, respectively. During the quarter ended March 31, 2004, deferred income taxes decreased by $3.2 million primarily due to the offset of the Company's tax liability against available net operating loss and the tax credit carry-forwards.

     For 2004, we estimate our worldwide effective tax rate to be approximately 37%, assuming current worldwide tax rates.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the quarters ended March 31, 2004 and 2003 approximated $19,000 and $15,000, respectively, substantially all of which related to long-term debt and capital leases.

     The Company paid cash of approximately $330,000 and zero, respectively, for income taxes during the quarters ended March 31, 2004 and 2003.

     During the first quarter of 2003, the Company entered into a capital lease and loan arrangements for certain computer equipment and software. Equipment and software acquired under capital leases and acquired under loan arrangements approximated $422,000 and $240,000 as of March 31, 2004 and 2003, respectively.

     In the first quarter of both 2004 and 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $369,000 and $203,000, respectively.


Item 2.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
            Results of Operations
            ---------------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ("j2 Global", "Our" or "We") is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses around the world. We offer fax, voicemail and email solutions, unified messaging & communications services, document management solutions and conference calling services. We market our services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, PaperMaster(R), ConsensusTM, M4 InternetTM, ProtoFax(R) and Electric MailTM. We deliver our services through our global telephony/Internet Protocol ("IP") network, which offers local telephone numbers in more than 1,300 cities in 20 countries across 5 continents.

     Our core services, each of which operates in large and distinct markets, include fax, voicemail, email, unified messaging & communications, document management and conference calling. Individuals and businesses are already using these services. Our challenge, therefore, is not to introduce new services to prospective customers. Rather, it is to communicate to prospects how our particular solutions are more secure, efficient and cost-effective than traditional alternatives. In addition, we offer permission-based, personalized email marketing services to help third parties maximize their advertising efforts, and third party advertising services to our Free base of customers (described below).

     We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks. Our services are distributed worldwide primarily over the telephone and Internet networks, and thus, we do not consider our operations subject to any geographic segment reporting.

     We generate a substantial portion of our revenues from subscribers that pay us for activation, subscription and usage fees. Activation and subscription fees are referred to as "fixed" revenues, while usage fees are referred to as "variable" revenues. We also generate a small percentage of our overall revenue from advertising to non-paid subscribers (sometimes referred to as "Free" subscribers). These Free advertising-supported subscribers also serve as a significant source for attracting new paid subscribers. This process of migrating advertising-supported customers to paid services is part of our life cycle management program. Through this program, we monitor usage levels of advertising-supported customers, send them promotional up-sell messages and cull out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements.

     Of the more than 6.3 million telephone numbers (sometimes referred to as Direct Inward Dial numbers or "DIDs") deployed as of March 31, 2004, approximately 435,000 were deployed to paying subscribers, with the balance deployed to Free advertising-supported subscribers.

     During the past three years, we have derived substantially all of our revenues from the sale of our eFax Plus(R) and jConnect Premier(R) paid services. These services are deployed through a DID. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness. In addition, we continuously seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introduction of new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

The following table sets forth key operating metrics of our Company for the three months ended March 31, 2004 and 2003:

                                                                     March 31,
                                                              2004               2003
                                                           ----------         ----------
                                                    (In thousands except average monthly revenue
                                                     per paying telephone number and percentage)
Advertising-supported telephone numbers                         5,843              4,321
Paying telephone numbers                                          435                305
                                                           ----------         ----------
Total active telephone numbers                                  6,278              4,626

Subscriber revenues:
  Fixed                                                    $   16,021         $    9,916
  Variable                                                      6,041              4,538
                                                           ----------         ----------
Total subscriber revenues                                  $   22,062         $   14,454

Percentage of total subscriber revenues:
  Fixed                                                          72.6%              68.6%
  Variable                                                       27.4%              31.4%

Revenues:
  DID based revenues                                       $   21,664         $   14,062
  Non-DID based revenues                                        1,278              1,146
                                                           ----------         ----------
Total revenues                                             $   22,942         $   15,208
                                                           ==========         ==========

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     REVENUE RECOGNITION. Our revenue consists substantially of monthly recurring and usage based subscription fees. In accordance with Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

     VALUATION OF DEFERRED TAX ASSETS. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. Based upon its expected continued profitability in the first quarter of 2004 and, based on current information, for the foreseeable future, the Company anticipates that it will meet the "more likely-than-not" criteria for recognition of deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

SUBSCRIBER REVENUES. Subscriber revenues are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $22.1 million and $14.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase in subscriber revenues was due to an increase in our paying subscribers combined with a price increase discussed below. The increase in paid subscribers was the result of new sign-ups derived from word-of-mouth, Internet advertising, inside and outside sales forces and conversions of existing Free advertising-supported customers to paid services. We believe that the increased number of paying subscribers over this period was also due, in part, to increased customer retention rates resulting from enhanced service quality, service enhancements that deliver increased value to our customers and more responsive and effective customer support services.

     At the end of the second quarter of 2003, we began implementing a price increase to our new individual subscribers. Commencing at the end of the third quarter of 2003, we began implementing this same price increase to a substantial portion of our existing subscribers. These price changes resulted in increased monthly recurring revenues of between $2.50 and $3.00 per paying customer, depending on the services provided. As of March 31, 2004, implementation of the price change to existing customers was substantially complete. The results of these price changes exceeded our expectations in terms of the rate of sign-ups and cancellations (i.e., we did not see a material decrease in new customer sign-ups and cancellations of existing subscribers were lower than anticipated). However, due to a number of factors affecting the Company's net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

ADVERTISING. Advertising revenues were $761,000 and $612,000 for the three months ended March 31, 2004 and 2003, respectively. We generate advertising revenues primarily by delivering email messages on behalf of advertisers to our Free advertising-supported customers. The increase in advertising revenues was due primarily to an increase in the size of our Free advertising-supported customer base.

LICENSING AND OTHER. Licensing and Other revenues were $119,000 and $142,000 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, our Licensing and Other revenues consisted primarily of revenues from licensing our PaperMaster document management software. The decrease in our Licensing and Other revenues resulted from the expiration of the consumable product licensing arrangements, combined with relatively stable revenues from licensing PaperMaster.

COST OF REVENUES. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $3.6 million, or 16% of total revenues, and $3.0 million, or 20% of total revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services, and incurring increased variable transmission costs associated with a larger subscriber base and increased usage.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $3.8 million, or 16.5% of total revenues, and $2.5 million, or 16.5% of total revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of on-line service providers. During the second half of 2003, we experienced upward pricing pressure for Internet-based advertising, and we expect this trend to continue through at least the balance of 2004.

RESEARCH, DEVELOPMENT AND ENGINEERING. Our research, development and engineering costs consist primarily of personnel related expense. Research, development and engineering costs were $1.1 million, or 5% of total revenues, and $1.0 million, or 7% of total revenues, for the three months ended March 31, 2004 and 2003, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues decreased as a result of increases in revenues over the same periods versus a more stable level of research, development and engineering expenses.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $4.5 million, or 20% of revenues, and $3.5 million, or 23% of revenues, for the three months ended March 31, 2004 and 2003, respectively. General and administrative costs as a percentage of revenues decreased as a result of increases in revenues over the same periods and general and administrative costs increased at a slower rate than revenues.

AMORTIZATION OF OTHER INTANGIBLES. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 96 months on a straight-line basis. Amortization of intangibles, included in general and administrative expenses, aggregated $78,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively.

INTEREST AND OTHER INCOME. Our interest and other income is generated from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income amounted to $186,000 and $74,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in interest and other income was primarily due to higher cash and investment balances for 2004.

INCOME TAXES. Income tax expense amounted to approximately $3.8 million and $235,000 for the three months ended March 31, 2004 and 2003, respectively. In the first quarter of both 2004 and 2003, the Company recorded a tax benefit from the exercise of non-qualified employee stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $369,000 and $203,000, respectively. For the quarter ended March 31, 2003, income tax expense was substantially offset by net operating loss carry-forwards for which a valuation allowance had previously been recognized against the deferred tax assets.

Income tax expense for the three months ended March 31, 2004 is based on our worldwide estimated effective tax rate of 37%.

     LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and short-term investments were $53.4 million at March 31, 2004. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $10.2 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services and employee compensation. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers settle quickly. We invest our short-term and long-term investments primarily in high-grade debt securities. Allocations of our total cash and cash equivalents and short and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities.

     Net cash used in investing activities was approximately $9.9 million and $393,000 for the three months ended March 31, 2004 and 2003, respectively. For the first quarter of 2004, net cash used in investing activities was primarily attributable to purchases of investments, purchases of furniture, fixtures, equipment, purchase of intangible assets and acquisitions of businesses. For the first quarter of 2003, net cash used in investing activities was primarily comprised of purchases of furniture, fixtures and equipment and the acquisition of a business, offset by proceeds from the sale of equipment.

     Net cash (used in) provided by financing activities was approximately ($289,000) and $1.0 million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 was comprised primarily of proceeds from the exercise of stock options, warrants and common shares issued under our employee stock purchase plan, offset by repayments of debt and capital lease obligations. For the first quarter of 2003, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayment of debt and capital lease obligations.

     We have an investment with an immaterial carrying amount in Oasis Semiconductor, Inc. ("Oasis"), a privately-held company. This investment in an equity security is accounted for under the cost method and is included in "other assets" on our consolidated balance sheet. In March 2004, Oasis filed a registration statement on Form S-1 with the United States Securities and Exchange Commission regarding its intent to initiate an initial public offering ("IPO"). On April 27, 2004, Oasis filed an amended registration statement on Form S-1 indicating our intent to sell approximately 420,000 shares in the offering, resulting in us owning slightly under 10% of Oasis' issued and outstanding shares of capital stock after the offering. However, we are unable to determine when and if Oasis will complete the IPO, and if so, at what offering value. If this offering were to be completed, our carrying value or related proceeds from the offering may become material.

     We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

     The following table summarizes our obligations and commitments as of March 31, 2004:

                                                                                 PAYMENTS DUE BY PERIOD
                                                                                 ----------------------
                                                                                     (IN THOUSANDS)
                                                                                     --------------
                                                                          LESS
                                                                         THAN 1           2-3             4-5           AFTER 5
CONTRACTUAL CASH OBLIGATIONS                             TOTAL            YEAR           YEARS           YEARS           YEARS
----------------------------                            --------        --------        --------        --------        --------
Long-term debt                                          $    443        $    270        $    173        $   --          $   --

Capital leases                                               422             260             162            --              --

Operating leases                                           5,163           1,038           1,767           1,690             668

Telecom services and co-location facilities                  951             693             247              11            --

Marketing agreements                                         520             520            --              --              --

Purchase obligation related to computer software           2,640           2,640            --              --              --

Advertising agreements                                       328             328            --              --              --
                                                        --------        --------        --------        --------        --------
                                                        $ 10,467        $  5,749        $  2,349        $  1,701        $    668
                                                        ========        ========        ========        ========        ========

CAPITAL LEASING AND LOAN ARRANGEMENTS

     We finance a portion of our operating technology equipment, software and office equipment and certain insurance costs through capital lease and loan arrangements. Our software, hardware and office equipment financing is secured by the related assets. Our financing for insurance costs is unsecured. Amounts due under these arrangements were approximately $865,000 and $1.2 million at March 31, 2004 and December 31, 2003, respectively, with installments due through June 2005 at interest rates ranging from 4.25% to 8.8% per annum. For 2004, we expect to increase our levels of financing under capital lease and/or loan arrangements if we believe the cost of funds is attractive.

OPERATING LEASES

     We lease certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2010. Future minimum lease payments under operating leases as of March 31, 2004 for the remainder of the fiscal year ending December 31, 2004 approximate $794,000.

FORWARD-LOOKING INFORMATION

     IN ADDITION TO HISTORICAL INFORMATION, THE FOREGOING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED BELOW, THE RESULTS OF ANY ACQUISITION WE MAY COMPLETE AND THE FACTORS DISCUSSED IN THE SECTION IN THIS QUARTERLY REPORT ON FORM 10-Q ENTITLED "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED BELOW, THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") ON MARCH 15, 2004 AND THE RISK FACTORS SET FORTH IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SEC.

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

     We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are substantially denominated in US Dollars. During 2004 and future years, we believe we will expand our international customer base and, as a result, we expect a greater level of foreign currency market risk.

     We invest our cash primarily in high-grade interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

     We do not have derivative financial instruments for hedging, speculative or trading purposes.


Item 4.     Controls and Procedures
-----------------------------------

     As of the end of the period covered by this report, j2 Global's management, with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings
-----------------------------

     We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

     In February 2004, we filed a patent infringement suit against Venali, Inc. ("Venali"), a Florida-based provider of Internet fax solutions to businesses, alleging that Venali violates two of our U.S. patents. We are seeking remedies in the form of monetary damages for past infringement, as well as injunctive relief prohibiting Venali from continuing to infringe these patents.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            A.    Exhibits

                  31(a)  Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  31(b)  Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                  32(a)  Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

                  32(b)  Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

            B.    Reports on Form 8-K

            Item        Description                                Filing Date
            ----        -----------                                -----------
            7,9         Regulation FD disclosure regarding       January 8, 2004
                        j2 Global's presentation at The
                        Sidoti & Company, LLC First Annual
                        Emerging Growth Institutional
                        Investor Forum.

            5,7         Press release announcing signing of     January 23, 2004
                        definitive agreement to acquire
                        substantially all of the assets and
                        operations of The Electric Mail
                        Company Inc.

            7,9         Regulation FD disclosure regarding      January 23, 2004
                        financial guidance for fiscal year
                        2004.

            7,9,12      Regulation FD disclosure regarding      February 3, 2004
                        2003 financial fourth quarter and
                        fiscal year results, financial
                        estimates for first quarter and
                        fiscal year 2004, and February 2004
                        Investor Presentation.

            5,7         Press release announcing filing            March 4, 2004
                        of patent infringement suit against
                        Venali, Inc.

            7,9         Regulation FD disclosure regarding j2     March 16, 2004
                        Global's presentation at the
                        Montgomery Technology Conference.

            5,7         Press release announcing closing of       March 22, 2004
                        acquisition of substantially all of
                        the assets and operations of The
                        Electric Mail Company Inc.

            5,7         Press release correcting purchase         March 24, 2004
                        price set forth in March 22, 2004
                        press release regarding The Electric
                        Mail Company Inc. acquisition.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             j2 Global Communications, Inc.


Date: May 10, 2004                           By:  /s/ R. SCOTT TURICCHI
                                                  -----------------------------
                                                  R. Scott Turicchi
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date: May 10, 2004                           By:  /s/ GREGGORY KALVIN
                                                  -----------------------------
                                                  Greggory Kalvin
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

INDEX TO EXHIBITS
-----------------




     Exhibit Number          Description
     --------------          -----------

         31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         32(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.