Form 10-Q
period 2004-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2004-08-09
CIK 1084048

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

           For the quarterly period ended June 30, 2004

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

As of July 15, 2004, the registrant had 23,241,495 shares of Common Stock outstanding.

================================================================================
                         j2 GLOBAL COMMUNICATIONS, INC.

                      FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX                                 PAGE
                                      -----                                 ----

PART I.       FINANCIAL INFORMATION
-------       ---------------------

     Item 1.  Financial Statements                                            3

              Condensed Consolidated Balance Sheets (unaudited)               3

              Condensed Consolidated Statements of Operations (unaudited)     4

              Condensed Consolidated Statements of Cash Flows (unaudited)     5

              Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17

     Item 4.  Controls and Procedures                                        17


PART II.      OTHER INFORMATION
--------      -----------------

     Item 1.  Legal Proceedings                                              18

     Item 4.  Submission of Matters to a Vote of Security Holders            18

     Item 6.  Exhibits and Reports on Form 8-K                               19


     Signatures                                                              20

     Index of Exhibits                                                       21
            Exhibit 31(a)
            Exhibit 31(b)
            Exhibit 32(a)
            Exhibit 32(b)

PART I.   FINANCIAL INFORMATION
---------------------------------

Item 1.   Financial Statements
------------------------------

                                    j2 GLOBAL COMMUNICATIONS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)

                                                                      June 30,          December 31,
                                                                        2004                2003
                                                                    ------------        ------------
                                                                     (Unaudited)
ASSETS
        Cash and cash equivalents                                   $     50,925        $     46,882
        Short-term investments                                             5,219               8,539
        Accounts receivable,
        net of allowances of $416 and $239, respectively                   8,059               5,877
        Prepaid expenses and other current assets                          2,618               2,571
        Deferred income taxes                                              9,706              10,004
                                                                    ------------        ------------
        Total current assets                                              76,527              73,873

        Long-term investments                                             18,026               8,408
        Property and equipment, net                                        6,921               6,594
        Goodwill                                                          19,104              15,616
        Other purchased intangibles, net                                   8,613               2,320
        Other assets                                                         294                 329
        Deferred income taxes                                               --                 5,716
                                                                    ------------        ------------
        Total assets                                                $    129,485        $    112,856
                                                                    ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
        Accounts payable and accrued expenses                       $      5,016        $      4,010
        Deferred revenue                                                   5,345               4,698
        Current portion of long-term debt and capital leases                 553               1,022
                                                                    ------------        ------------
        Total current liabilities                                         10,914               9,730

        Long-term debt and capital leases                                    260                 221
                                                                    ------------        ------------
        Total liabilities                                                 11,174               9,951

        Total stockholders' equity                                       118,311             102,905
                                                                    ------------        ------------
        Total liabilities and stockholders' equity                  $    129,485        $    112,856
                                                                    ============        ============

                See accompanying notes to condensed consolidated financial statements

                                                j2 GLOBAL COMMUNICATIONS, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                         2004                2003                2004                2003
                                                     ------------        ------------        ------------        ------------
Revenues:
        Subscriber                                   $     25,063        $     16,307        $     47,125        $     30,761
        Advertising                                           647                 609               1,408               1,221
        Licensing and Other                                   121                 121                 240                 263
                                                     ------------        ------------        ------------        ------------
                                                           25,831              17,037              48,773              32,245

Cost of revenues                                            4,063               3,247               7,703               6,257
                                                     ------------        ------------        ------------        ------------

        Gross profit                                       21,768              13,790              41,070              25,988
                                                     ------------        ------------        ------------        ------------

Operating expenses:
        Sales and marketing                                 4,767               2,866               8,546               5,376
        Research, development and engineering               1,264               1,023               2,314               2,049
        General and administrative                          4,734               3,743               9,216               7,211
                                                     ------------        ------------        ------------        ------------

        Total operating expenses                           10,765               7,632              20,076              14,636
                                                     ------------        ------------        ------------        ------------

Operating earnings                                         11,003               6,158              20,994              11,352

Interest and other income, net                                352                  69                 538                 143
                                                     ------------        ------------        ------------        ------------

Earnings before income taxes                               11,355               6,227              21,532              11,495

Income tax expense                                          3,866                 280               7,644                 515
                                                     ------------        ------------        ------------        ------------

Net earnings                                         $      7,489        $      5,947        $     13,888        $     10,980
                                                     ============        ============        ============        ============

Net earnings per common share:
        Basic                                        $       0.32        $       0.26        $       0.60        $       0.49
        Diluted                                      $       0.29        $       0.24        $       0.54        $       0.44

Weighted average shares outstanding:
        Basic                                          23,211,954          22,619,854          23,166,504          22,455,428
        Diluted                                        25,584,617          25,203,170          25,524,611          24,880,270

                             See accompanying notes to condensed consolidated financial statements

                                     j2 GLOBAL COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED, IN THOUSANDS)

                                                                          Six Months Ended June 30,
                                                                          2004                 2003
                                                                      ------------         ------------
Cash flows from operating activities:
          Net earnings                                                $     13,888         $     10,980
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
          Depreciation and amortization                                      2,165                1,934
          Compensation in exchange for note reduction                           87                   87
          Tax benefit of non-qualifying stock option exercises               1,013                  203
          Deferred income taxes                                              6,013                 --
      Decrease (increase) in:
          Accounts receivable                                               (1,819)                (107)
          Interest receivable                                                  (48)                   6
          Prepaid expenses                                                     677                  487
          Other assets                                                        (295)                 (99)
      (Decrease) increase in:
          Accounts payable                                                     975                 (490)
          Deferred revenue                                                     640                  849
                                                                      ------------         ------------
Net cash provided by operating activities                                   23,296               13,850
                                                                      ------------         ------------

Cash flows from investing activities:
          Purchase of investments                                           (6,222)              (2,079)
          Purchase of property and equipment                                (1,761)              (1,714)
          Proceeds from sale of equipment                                     --                     73
          Acquisition of businesses, net of cash received                   (6,198)                (175)
          Purchase of intangible assets                                     (4,819)                (200)
          Repayments of notes receivable, net                                 --                    498
                                                                      ------------         ------------
Net cash used in investing activities                                      (19,000)              (3,597)
                                                                      ------------         ------------

Cash flows from financing activities:
          Issuance of common stock under employee
             stock purchase plan                                               211                  178
          Exercise of stock options and warrants                               367                1,849
          Repayment of long-term debt and capital leases                      (834)                (629)
                                                                      ------------         ------------
Net cash (used in) provided by financing activities                           (256)               1,398
                                                                      ------------         ------------

Effect of exchange rate on cash and cash equivalents                             3                 --
                                                                      ------------         ------------

Net increase in cash and cash equivalents                                    4,043               11,651
Cash and cash equivalents at beginning of period                            46,882               32,777
                                                                      ------------         ------------
Cash and cash equivalents at end of period                            $     50,925         $     44,428
                                                                      ============         ============

                  See accompanying notes to condensed consolidated financial statements

                         j2 GLOBAL COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its fixed plan stock options. These interpretations include Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25", issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of FASB Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which is an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

         The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

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

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                         2004                2003                2004                 2003
                                                     ------------        ------------        ------------        ------------
                                                                       (In thousands, except per share data)
Net earnings, as reported                            $      7,489        $      5,947        $     13,888        $     10,980
Add:      Stock based employee compensation
          expense included in reported net
          earnings, net of related tax benefits              --                  --                  --                  --
Deduct:   Stock based employee compensation
          expense determined under the fair
          value-based method for all awards,
          net of related tax effect                          (336)               (487)               (823)               (889)
                                                     ------------        ------------        ------------        ------------
Pro forma net earnings                               $      7,153        $      5,460        $     13,065        $     10,091
                                                     ============        ============        ============        ============

Basic net earnings per common share:
               As reported                           $       0.32        $       0.26        $       0.60        $       0.49
                                                     ============        ============        ============        ============
               Pro forma                             $       0.31        $       0.24        $       0.56        $       0.45
                                                     ============        ============        ============        ============

Diluted net earnings per common share:
               As reported                           $       0.29        $       0.24        $       0.54        $       0.44
                                                     ============        ============        ============        ============
               Pro forma                             $       0.28        $       0.22        $       0.51        $       0.41
                                                     ============        ============        ============        ============

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The Company does not have any variable interest entities and the adoption of FIN 46 did not have a material effect on the Company's financial condition, results of operations or liquidity.

         In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe it will have a material effect on the Company's financial condition or results of operations.

NOTE 5 - EARNINGS PER COMMON SHARE

          Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                 --------------------------------        --------------------------------
                                                     2004                2003                2004                2003
                                                 ------------        ------------        ------------        ------------
                                                             (In thousands, except share and per share data)
Numerator for basic and diluted net
            earnings per common share:
Net earnings                                     $      7,489        $      5,947        $     13,888        $     10,980
                                                 ------------        ------------        ------------        ------------
Denominator:
Weighted average outstanding shares of
            common stock                           23,211,954          22,619,854          23,166,504          22,455,428
Dilutive effect of:
            Employee stock options                  2,078,497           2,252,844           2,065,314           2,119,920
            Warrants                                  294,166             330,472             292,793             304,922
                                                 ------------        ------------        ------------        ------------
Common stock and common stock equivalents          25,584,617          25,203,170          25,524,611          24,880,270
                                                 ------------        ------------        ------------        ------------
Net earnings per share:
            Basic                                $       0.32        $       0.26        $       0.60        $       0.49
                                                 ============        ============        ============        ============
            Diluted                              $       0.29        $       0.24        $       0.54        $       0.44
                                                 ============        ============        ============        ============

NOTE 6 - ACQUISITIONS

         In March 2004, the Company completed two acquisitions. In the first acquisition, the Company purchased substantially all of the assets and operations of The Electric Mail Company Inc. ("Electric Mail"), a Canadian-based provider of outsourced email and value-added messaging services. In the second acquisition, the Company acquired all of the issued and outstanding shares of capital stock of Jump B.V. ("Jump"), a Netherlands-based provider of fax-to-email and unified messaging services. The aggregate purchase price for these two acquisitions was US$6.0 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to the Jump acquisition. The transactions have been accounted for using the purchase method and, accordingly, the results of operations of Electric Mail and Jump have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately US$5.3 million of which US$1.8 million was allocated to identifiable intangible assets. The results of operations for Electric Mail and Jump during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been prepared.

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

         Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 132 months on a straight-line basis.

Amortization expense, included in general and administrative expense, during the three- and six-month periods ended June 30, 2004 approximated $152,000 and $230,000, respectively. Amortization expense is estimated to approximate $726,000, $980,000, $934,000, $902,000 and $881,000 for the fiscal years ended
December 31, 2004, 2005, 2006, 2007 and 2008, respectively. Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

                                                          (In thousands)
Balance at December 31, 2003                               $     15,616
Acquisitions and other(1)                                         3,488
                                                           ------------
Balance at June 30, 2004                                   $     19,104
                                                           ============

(1)Other primarily includes the effect of foreign currency translation. See also
Note 6 - Acquisitions.

         As of June 30, 2004, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows:

                                                      Amortization        Historical          Accumulated
                                                         period              cost            amortization            Net
                                                     -------------       ------------        ------------        ------------
                                                                                  (In thousands)
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
-----------------------------------------
  Acquired product technology rights:
        Patents                                      96-132 months       $      5,650        $        266        $      5,384

        Customer relationships and software          30-60 months               2,071                 110               1,961

INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION
---------------------------------------------
  Goodwill                                                                                                             19,104
  Indefinite-lived trade name                                                                                           1,268

NOTE 8 - INCOME TAXES

         Income tax expense amounted to approximately $3.9 million and $280,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, income tax expense was $7.6 million and $515,000, respectively. During the six months ended June 30, 2004, deferred income taxes decreased by $6.0 million primarily due to the offset of the Company's tax liability against available net operating loss and the tax credit carry-forwards. For the six months ended June 30, 2003, income tax expense was substantially offset by net operating loss carry-forwards for which a valuation allowance had previously been recognized against the deferred tax assets.

         Income tax expense for the three and six months ended June 30, 2004 is based on our worldwide estimated effective annual tax rate of approximately 35%.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest during the six-month periods ended June 30, 2004 and 2003 approximated $33,000 and $28,000, respectively, substantially all of which related to long-term debt and capital leases.

         The Company paid cash of approximately $787,000 and $60,000, respectively, for income taxes during the six-month periods ended June 30, 2004 and 2003.

         In the second quarter of 2004, the Company entered into a loan arrangement approximating $100,000 to finance a corporate insurance policy.

         During the six months ended June 30, 2004 and 2003, the Company entered into capital lease arrangements for certain computer equipment and software approximating $168,000 and $240,000, respectively.

          Through the six months ended June 30, 2004 and 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $1.0 million and $203,000, respectively.

NOTE 10 - LEGAL PROCEEDINGS

         The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on the Company's business, prospects, financial condition, results of operations or cash flows.

         On February 20, 2004, the Company filed a patent infringement suit against Venali, Inc. ("Venali"), a Florida-based provider of Internet fax solutions to businesses, in United States District Court for the Central District of California, alleging that Venali infringes two of the Company's U.S. patents. In this litigation the Company seeks monetary damages for past infringement, injunctive relief prohibiting Venali from continuing to infringe these patents, and attorneys' fees.

         On April 21, 2004, Venali filed an answer and counterclaim, in which it denied infringing the patents and counterclaimed for a declaration of noninfringement and invalidity of the patents. The parties are in the process of pretrial discovery and trial in the action is set for January 17, 2006.

         While the Company is optimistic about its prospects, there can be no guarantee or certainty of its ability to establish the claims the Company has raised against Venali, or its ability to defend against Venali's counterclaims. The Company intends to pursue its claims and defend against Venali's counterclaims vigorously.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

ORGANIZATION AND DESCRIPTION OF BUSINESS

         j2 Global Communications, Inc. ("j2 Global", "Our" or "We") is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses around the world. We offer fax, voicemail and email solutions, unified messaging & communications services, document management solutions and conference calling services. We market our services principally under the brand names eFax(R), jConnect(R), JFAX(R), eFax Corporate(R), jBlast(R), eFax BroadcastTM, PaperMaster(R), ConsensusTM, M4 InternetTM, ProtoFax(R) and Electric MailTM. We deliver our services through our global telephony/Internet Protocol ("IP") network, which offers local telephone numbers in more than 1,350 cities in 20 countries across five continents. During the second quarter of 2004, the Company announced its plan to launch eVoiceTM, an enhanced voice messaging service initially featuring voicemail-to-email and in the future a telephone user interface, Smart Caller ID and real-time call screening.

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

         We generate a substantial portion of our revenues from subscribers that pay us for activation, subscription and usage fees. Activation and subscription fees are referred to as "fixed" revenues, while usage fees are referred to as "variable" revenues. We also generate a small percentage of our overall revenue from advertising and international "calling party pays" arrangements to non-paid subscribers (sometimes referred to as "Free" subscribers). These Free advertising-supported subscribers also serve as a source for attracting new paid subscribers. This process of migrating advertising-supported customers to paid services is part of our life cycle management program. Through this program, we monitor usage levels of advertising-supported customers, send them promotional up-sell messages and cull out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements.

         Of the more than 7.3 million telephone numbers (sometimes referred to as Direct Inward Dial numbers or "DIDs") deployed as of June 30, 2004, approximately 469,000 were deployed to paying subscribers, with the balance deployed to Free advertising-supported and international "calling party pays" subscribers.

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

         The following table sets forth key operating metrics of our Company for the three and six months ended June 30, 2004 and 2003:

                                                             June 30,
                                                    2004                 2003
                                                ------------         ------------
                                                         (In thousands)
Advertising-supported telephone numbers                6,873                4,826
Paying telephone numbers                                 469                  349
                                                ------------         ------------
Total active telephone numbers                         7,342                5,175
                                                ============         ============

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                    2004                 2003                 2004                 2003
                                                ------------         ------------         ------------         ------------
                                             (In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed                                           $     17,750         $     11,177         $     33,770         $     21,093
Variable                                               7,313                5,130               13,355                9,668
                                                ------------         ------------         ------------         ------------
Total subscriber revenues                       $     25,063         $     16,307         $     47,125         $     30,761
                                                ============         ============         ============         ============
Percentage of total subscriber revenues:
Fixed                                                   70.8%                68.5%                71.7%                68.6%
Variable                                                29.2%                31.5%                28.3%                31.4%

Revenues:
DID based revenues                              $     24,057         $     15,835         $     45,721         $     29,898
Non-DID based revenues                                 1,774                1,202                3,052                2,347
                                                ------------         ------------         ------------         ------------
Total revenues                                  $     25,831         $     17,037         $     48,773         $     32,245
                                                ============         ============         ============         ============
Average revenue per paying
telephone number(1)                             $      17.22         $      15.52         $      16.96         $      15.44
                                                ============         ============         ============         ============

(1) See calculation of average revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. There have been no changes in the Company's critical accounting policies during the six months ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

REVENUES

SUBSCRIBER REVENUES. Subscriber revenues are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $25.1 million and $16.3 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, subscriber revenues were $47.1 million and $30.8 million, respectively. The increase in subscriber revenues was due to an increase in our base of paying subscribers combined with a price increase discussed below. The increase in our base of paid subscribers was the result of new sign-ups derived from word-of-mouth, Internet advertising, inside and outside sales forces and conversions of existing Free advertising-supported customers to paid services, net of cancellations during the quarter.

         At the end of the second quarter of 2003, we implemented a price increase for new individual subscribers. Commencing at the end of the third quarter of 2003, we began implementing this same price increase to a substantial portion of our existing individual subscribers, which at the time represented slightly more than half of our subscriber revenues. These price changes resulted in increased monthly recurring revenues of between $2.50 and $3.00 per individual paying customer, depending on the services provided. As of June 30, 2004, implementation of the price change to existing customers is substantially complete. The results of these price changes exceeded our expectations in terms of the rate of sign-ups and cancellations (i.e., we did not see a material decrease in new customer sign-ups and cancellations of existing subscribers were lower than anticipated). However, due to a number of factors affecting the Company's net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

ADVERTISING. Advertising revenues were $647,000 and $609,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, advertising revenues were $1.4 million and $1.2 million, respectively. We generate advertising revenues primarily by delivering email messages on behalf of advertisers to our Free advertising-supported customers. The increase in advertising revenues was due primarily to an increase in the size of our Free advertising-supported customer base which was partially offset by a decline in email advertising prices.

LICENSING AND OTHER. Licensing and other revenues were $121,000 for both the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, licensing and other revenues were $240,000 and $263,000, respectively. Throughout these periods, our licensing and other revenues have consisted primarily of revenues from licensing our PaperMaster document management software.

COST OF REVENUES. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $4.1 million, or 16% of total revenues, and $3.2 million, or 19% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, cost of revenues were $7.7 million, or 16% of total revenues, and $6.3 million, or 19% of total revenues, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services, and incurring increased variable transmission costs associated with a larger subscriber base and increased usage. Cost of revenues as a percentage of revenues decreased as a result of increases in revenues over the same periods with a relatively stable level of cost of revenues.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $4.8 million, or 18% of total revenues, and $2.9 million, or 17% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were $8.5 million, or 18% of total revenues, and $5.4 million, or 17% of total revenues, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising spend and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click, and cost-per-acquisition) advertising relationships with an array of on-line service providers. During the second half of 2003, we experienced upward pricing pressure for Internet-based advertising, and we expect this trend to continue through at least the balance of 2004.

RESEARCH, DEVELOPMENT AND ENGINEERING. Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering costs were $1.3 million, or 5% of total revenues, and $1.0 million, or 6% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, research, development and engineering costs were $2.3 million, or 5% of total revenues, and $2.0 million, or 6% of total revenues, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues decreased as a result of increases in revenues over the same periods versus a more stable level of research, development and engineering expenses.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $4.7 million, or 18% of total revenues, and $3.7 million, or 22% of total revenues, for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, general and administrative costs were $9.2 million, or 19% of total revenues, and $7.2 million, or 22% of total revenues, respectively. General and administrative costs as a percentage of revenues decreased as a result of increases in revenues over the same periods and general and administrative costs increased at a slower rate than revenues.

AMORTIZATION OF OTHER INTANGIBLES. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 132 months on a straight-line basis. Amortization of intangibles, included in general and administrative expenses, aggregated $152,000 and $31,000 for the three months ended June 30, 2004 and 2003, respectively and $230,000 and $56,000 for the six months ended June 30, 2004 and 2003, respectively.

INTEREST AND OTHER INCOME. Our interest and other income is generated from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income amounted to $352,000 and $69,000 for the three months ended June 30, 2004 and 2003, respectively, and $538,000 and $143,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in interest and other income was primarily due to higher cash and investment balances for 2004 and a shift in allocation to investments with longer maturities.

INCOME TAXES. Income tax expense amounted to approximately $3.9 million and $280,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, income tax expense was $7.6 million and $515,000, respectively. For the six months ended June 30, 2003, income tax expense was substantially offset by net operating loss carry-forwards for which a valuation allowance had previously been recognized against the deferred tax assets.

         Income tax expense for the three and six months ended June 30, 2004 is based on our worldwide estimated effective annual tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents and short-term investments were $56.1 million at June 30, 2004. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $23.3 million and $13.9 million for the six months ended June 30, 2004 and 2003, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services and employee compensation. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers settle quickly. We invest our short- and long-term investments primarily in high-grade debt securities. Allocations of our total cash and cash equivalents and short- and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities.

         Net cash used in investing activities was approximately $19.0 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively. For the first two quarters of 2004, net cash used in investing activities was primarily attributable to purchases of investments, acquisition of businesses, purchases of intangible assets and purchases of property and equipment. For the first two quarters of 2003, net cash used in investing activities was primarily comprised of purchases of investments, property and equipment and an intangible asset as well as the acquisition of a business, net of cash received, offset by repayments of notes receivable and proceeds from the sale of equipment.

         Net cash used by financing activities was approximately $256,000 for the six months ended June 30, 2004. Net cash provided by financing activities was approximately $1.4 million for the six months ended June 30, 2003. Net cash used by financing activities in 2004 was comprised primarily of repayments of long-term debt and capital lease obligations, offset by proceeds from the exercise of stock options, warrants and common shares issued under our employee stock purchase plan. For the first two quarters of 2003, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of long-term debt and capital lease obligations.

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

CONTRACTUAL OBLIGATIONS AND COMMERICAL COMMITMENTS

PURCHASE OBLIGATIONS

         During the first quarter of 2004, we entered into an obligation to purchase computer software and related services totaling $2.6 million.

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

     o Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation;

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

     o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

     o    Recruit and retain key personnel.

Calculation of Average Revenue per Paying Telephone Number:

                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                           2004                2003                2004                2003
                                                       ------------        ------------        ------------        ------------
                                                           (In thousands except average revenue per paying telephone number)
DID based revenues                                     $     24,057        $     15,835        $     45,721        $     29,898

Less:
            Advertising revenue                                 647                 609               1,408               1,221
            Other indirect revenues                              60                --                    80                --
                                                       ------------        ------------        ------------        ------------

Total paying telephone number revenues                 $     23,350        $     15,226        $     44,233        $     28,677
                                                       ============        ============        ============        ============

Average paying telephone number monthly
    Revenue (total divided by number of months)        $      7,783        $      5,075        $      7,372        $      4,780

Number of paying telephone numbers

            Beginning of period                                 435                 305                 400                 270
            End of period                                       469                 349                 469                 349

Average of period                                               452                 327                 435                 310

Average revenue per paying telephone number            $      17.22        $      15.52        $      16.96        $      15.44

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


Item 4.     Controls and Procedures
-----------------------------------

         As of June 30, 2004, the end of the period covered by this report, j2 Global's management, with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings
-----------------------------

         We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

         On February 20, 2004, we filed a patent infringement suit against Venali, Inc. ("Venali"), a Florida-based provider of Internet fax solutions to businesses, in United States District Court for the Central District of California, alleging that Venali infringes two of our U.S. patents. In this litigation we seek monetary damages for past infringement, injunctive relief prohibiting Venali from continuing to infringe these patents, and attorneys' fees.

         On April 21, 2004, Venali filed an answer and counterclaim, in which it denied infringing the patents and counterclaimed for a declaration of noninfringement and invalidity of the patents. The parties are in the process of pretrial discovery and trial in the action is set for January 17, 2006.

         While we are optimistic about our prospects, there can be no guarantee or certainty of our ability to establish the claims we have raised against Venali, or our ability to defend against Venali's counterclaims. We intend to pursue our claims and defend against Venali's counterclaims vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

            Our 2004 Annual Meeting of Shareholders was held on April 28, 2004 in Los Angeles, California. There were 23,139,596 shares of our common stock entitled to be voted on March 15, 2004, the record date for the meeting. The following matters were submitted to our shareholders for a vote at the Annual
Meeting:

         1. To elect the following five directors nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:



               Nominee                      For           Withheld or Abstained
               -------                      ---           ---------------------
               Douglas Y. Bech           21,114,111               260,204
               Robert J. Cresci          20,815,357               558,926
               Richard S. Ressler        20,113,802             1,260,481
               John F. Rieley            20,125,771             1,248,512
               Michael P. Schulhof       21,114,334               259,949

         2. To ratify the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2004. This proposal was approved with the following vote:

                   For           Against       Abstain          Broker Non-Votes
                   ---           -------       -------          ----------------
               21,229,100        124,912        20,303                 --

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

         A.    Exhibits

               31(a) Rule 13a-14(a) Certification by Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

               31(b) Rule 13a-14(a) Certification by Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

               32(a) Section 1350 Certification by Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

               32(b) Section 1350 Certification by Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

         B.    Reports on Form 8-K

         Item    Description                                        Filing Date
         ----    -----------                                        -----------
        7,9,12   Regulation FD disclosure regarding first         April 20, 2004
                 quarter 2004 financial results, financial estimates for second quarter and fiscal year 2004, and April 2004 Investor
                 Presentation.

        7,9,12   Regulation FD disclosure regarding first         April 21, 2004
                 quarter 2004 financial results (financial tables).

        7,9      Regulation FD disclosure regarding j2 Global's    June 17, 2004
                 presentation at the  Thomas Weisel Partners
                 Growth Forum 6.0 Conference.

        5,7      Press release announcing the Company had          June 30, 2004
                 acquired a portfolio of Internet-messaging technology patents and patent applications
                 From NetOffice Solutions, LLC, and that
                 it was issued two new U.S. patents for
                 intellectual property developed internally.



ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             j2 Global Communications, Inc.


Date: August 9, 2004                         By:  /s/ R. SCOTT TURICCHI
                                                  -----------------------------
                                                  R. Scott Turicchi
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date: August 9, 2004                         By:  /s/ GREGGORY KALVIN
                                                  -----------------------------
                                                  Greggory Kalvin
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

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