Form 10-Q
period 2004-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2004-11-08
CIK 1084048

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

                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-25965

                                 ______________


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

Yes [X]  No [ ]

As of October 14, 2004, the registrant had 23,494,470 shares of Common Stock outstanding.
================================================================================
                         j2 GLOBAL COMMUNICATIONS, INC.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.               FINANCIAL INFORMATION

    Item 1. Financial Statements                                               3
            Condensed Consolidated Balance Sheets (unaudited)                  3
            Condensed Consolidated Statements of Operations (unaudited)        4
            Condensed Consolidated Statements of Cash Flows (unaudited)        5
            Notes to Condensed Consolidated Financial Statements (unaudited)   6

    Item 2. Management's Discussion and Analysis of Financial Condition

            and Results of Operations                                         11

    Item 3. Quantitative and Qualitative Disclosures About Market Risk        16

    Item 4. Controls and Procedures                                           17

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                                 17

    Item 6. Exhibits                                                          17

    Signatures                                                                19

    Index of Exhibits                                                         20
          Exhibit 31(a)
          Exhibit 31(b)
          Exhibit 32(a)
          Exhibit 32(b)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         j2 GLOBAL COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                   2004          2003
                                                               -----------   -----------
                                                               (Unaudited)
ASSETS
        Cash and cash equivalents                              $    42,343   $    46,882
        Short-term investments                                      12,738         8,539
        Accounts receivable,
        net of allowances of $799 and $239, respectively             8,843         5,877
        Prepaid expenses and other current assets                    2,747         2,571
        Deferred income taxes                                        5,063        10,004
                                                               -----------   -----------
        Total current assets                                        71,734        73,873

        Long-term investments                                       28,806         8,408
        Property and equipment, net                                  8,670         6,594
        Goodwill                                                    19,975        15,616
        Other purchased intangibles, net                            10,916         2,320
        Other assets                                                   213           329
        Deferred income taxes                                        1,967         5,716
                                                               -----------   -----------
        Total assets                                           $   142,281   $   112,856
                                                               ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY
        Accounts payable and accrued expenses                  $     5,368   $     4,010
        Deferred revenue                                             5,606         4,698
        Current portion of long-term debt and capital leases         1,699         1,022
                                                               -----------   -----------
        Total current liabilities                                   12,673         9,730

        Long-term debt and capital leases                            1,029           221
                                                               -----------   -----------
        Total liabilities                                           13,702         9,951

        Total stockholders' equity                                 128,579       102,905
                                                               -----------   -----------
        Total liabilities and stockholders' equity             $   142,281   $   112,856
                                                               ===========   ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED, IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                         2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Revenues:
        Subscriber                                   $    26,985   $    17,806   $    74,110   $    48,567
        Advertising                                          668           681         2,076         1,902
        Licensing and Other                                  118           416           358           679
                                                     -----------   -----------   -----------   -----------
                                                          27,771        18,903        76,544        51,148

Cost of revenues                                           4,363         3,494        12,066         9,751
                                                     -----------   -----------   -----------   -----------

        Gross profit                                      23,408        15,409        64,478        41,397
                                                     -----------   -----------   -----------   -----------

Operating expenses:
        Sales and marketing                                4,729         2,897        13,275         8,273
        Research, development and engineering              1,418         1,006         3,732         3,055
        General and administrative                         5,321         4,085        14,537        11,296
                                                     -----------   -----------   -----------   -----------

        Total operating expenses                          11,468         7,988        31,544        22,624
                                                     -----------   -----------   -----------   -----------

Operating earnings                                        11,940         7,421        32,934        18,773

Interest and other income, net                               505           126         1,043           269
                                                     -----------   -----------   -----------   -----------

Earnings before income taxes                              12,445         7,547        33,977        19,042

Income tax expense                                         4,316           347        11,960           862
                                                     -----------   -----------   -----------   -----------

Net earnings                                         $     8,129   $     7,200   $    22,017   $    18,180
                                                     ===========   ===========   ===========   ===========

Net earnings per common share:
        Basic                                        $      0.35   $      0.32   $      0.95   $      0.81
        Diluted                                      $      0.32   $      0.28   $      0.87   $      0.73

Weighted average shares outstanding:
        Basic                                         23,348,269    22,857,057    23,227,534    22,578,729
        Diluted                                       25,572,432    25,493,305    25,397,789    24,990,025

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         j2 GLOBAL COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2004           2003
                                                                 -----------    -----------
Cash flows from operating activities:
          Net earnings                                           $    22,017    $    18,180
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
          Depreciation and amortization                                3,455          2,986
          Compensation in exchange for note reduction                    130            130
          Tax benefit of non-qualifying stock option exercises         2,019            726
          Deferred income taxes                                        8,688           --
      Decrease (increase) in:
          Accounts receivable                                         (2,332)          (557)
          Interest receivable                                              4            (27)
          Prepaid expenses                                             1,109            542
          Other assets                                                  (360)          (139)
      (Decrease) increase in:
          Accounts payable                                             1,175           (395)
          Deferred revenue                                               631          1,026
                                                                 -----------    -----------
Net cash provided by operating activities                             36,536         22,472
                                                                 -----------    -----------

Cash flows from investing activities:
          Purchases of investments, net                              (24,517)        (8,213)
          Purchase of property and equipment                          (3,098)        (2,660)
          Proceeds from sale of equipment                                 73
          Acquisition of businesses, net of cash received             (8,561)          (975)
          Payment of accrued exit costs                                 (348)          --
          Purchase of intangible assets                               (4,860)          (200)
          Repayments of notes receivable, net                           --              539
                                                                 -----------    -----------
Net cash used in investing activities                                (41,384)       (11,436)
                                                                 -----------    -----------

Cash flows from financing activities:
          Issuance of common stock under employee
             stock purchase plan                                         325            270
          Exercise of stock options and warrants                       1,074          2,906
          Repayment of long-term debt and capital leases              (1,119)          (676)
                                                                 -----------    -----------
Net cash provided by financing activities                                280          2,500
                                                                 -----------    -----------

Effect of exchange rate on cash and cash equivalents                      29           --
                                                                 -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (4,539)        13,536
Cash and cash equivalents at beginning of period                      46,882         32,777
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $    42,343    $    46,313
                                                                 ===========    ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       j2 GLOBAL COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     j2 Global Communications, Inc. ("j2 Global" or the "Company") is a Delaware corporation founded in 1995. The Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. It offers fax, voicemail and email solutions, unified messaging & communications services, document management solutions and conference calling services. j2 Global markets its services principally under the brand names eFax(R), j2(R), jConnect(R), JFAX(R), eFax Corporate(R), Onebox(R), Electric Mail(R), jBlast(R), eFax BroadcastTM, eVoiceTM, PaperMaster(R), ConsensusTM, M4 Internet(R) and Protofax(R).

     The consolidated financial statements include the accounts of j2 Global and its direct and indirect, domestic and international, wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

     The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

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

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                          2004         2003            2004         2003
                                                       ----------   ----------      ----------   ----------
                                                              (In thousands, except per share data)

Net earnings, as reported                              $    8,129   $    7,200      $   22,017   $   18,180
Add:           Stock based employee compensation
               expense included in reported net
               earnings, net of related tax benefits          --           --              --           --
Deduct:        Stock based employee compensation
               expense determined under the fair
               value-based method for all awards,
               net of related tax effect                     (499)        (531)         (1,323)      (1,420)
                                                       ----------   ----------      ----------   ----------
Pro forma net earnings                                 $    7,630   $    6,669      $   20,694   $   16,760
                                                       ==========   ==========      ==========   ==========

Basic net earnings per common share:
               As reported                             $     0.35   $     0.32      $     0.95   $     0.81
                                                       ==========   ==========      ==========   ==========
               Pro forma                               $     0.33   $     0.29      $     0.89   $     0.74
                                                       ==========   ==========      ==========   ==========

Diluted net earnings per common share:
               As reported                             $     0.32   $     0.28      $     0.87   $     0.73
                                                       ==========   ==========      ==========   ==========
               Pro forma                               $     0.30   $     0.26      $     0.81   $     0.67
                                                       ==========   ==========      ==========   ==========

     On October 13, 2004, the FASB concluded that its proposed Statement, "Share-Based Payment," which would require all companies to record compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard, which it currently plans to issue on or around December 15, 2004, using the modified prospective transition method or the modified retrospective transition method. As of the date of this report, the FASB continues to discuss certain issues in relation to its proposed Statement. Until the proposed Statement is issued in its final form, the Company is unable to evaluate its impact or determine if it will have a material effect on the Company's financial condition or results of operations.

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

NOTE 5 - EARNINGS PER COMMON SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. The components of basic and diluted earnings per share are as follows:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                            -------------------------   -------------------------
                                                2004          2003          2004          2003
                                            -----------   -----------   -----------   -----------
                                               (In thousands, except share and per share data)
Numerator for basic and diluted net
            earnings per common share:
Net earnings                                $     8,129   $     7,200   $    22,017   $    18,180
                                            -----------   -----------   -----------   -----------

Denominator:
Weighted average outstanding shares of
            common stock                     23,348,269    22,857,057    23,227,534    22,578,729
Dilutive effect of:
            Employee stock options            2,025,137     2,312,510     1,974,866     2,120,686
            Warrants                            199,026       323,738       195,389       290,610
                                            -----------   -----------   -----------   -----------
Common stock and common stock equivalents    25,572,432    25,493,305    25,397,789    24,990,025
                                            -----------   -----------   -----------   -----------

Net earnings per share:
            Basic                           $      0.35   $      0.32   $      0.95   $      0.81
                                            ===========   ===========   ===========   ===========
            Diluted                         $      0.32   $      0.28   $      0.87   $      0.73
                                            ===========   ===========   ===========   ===========

NOTE 6 - ACQUISITIONS

     During the nine months ended September 30, 2004, the Company completed three acquisitions. In the first acquisition, the Company purchased substantially all of the assets and operations of The Electric Mail Company Inc. ("Electric Mail"), a Canadian-based provider of outsourced email and value-added messaging services. In the second acquisition, the Company acquired all of the issued and outstanding shares of capital stock of Jump B.V. ("Jump"), a Netherlands-based provider of fax-to-email and unified messaging services. In the third acquisition, the Company acquired the Onebox(R) unified communications assets from Call Sciences, Ltd. and its direct and indirect wholly-owned subsidiaries (collectively, "Call Sciences"), a New Jersey and United Kingdom-based provider of unified communications solutions. The aggregate purchase price, including acquisition costs, for these three acquisitions was $8.6 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to the Jump acquisition. The transactions have been accounted for using the purchase method and, accordingly, the results of operations of Electric Mail, Jump and Call Sciences have been included in the consolidated results of the Company since the date of acquisition. For Electric Mail and Jump, the excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately US$6.0 million of which US$1.8 million was allocated to identifiable intangible assets. The excess of the purchase price of the Call Sciences acquisition over the fair value of the intangible net assets acquired has not yet been allocated between goodwill and identifiable intangible assets. The results of operations for Electric Mail, Jump and Call Sciences during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been prepared.

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 132 months on a straight-line basis. Amortization expense, included in general and administrative expense, during the three- and nine-month periods ended September 30, 2004 approximated $292,000 and $522,000, respectively. Amortization expense is estimated to approximate $731,000, $991,000, $931,000, $896,000 and $825,000 for the fiscal years ended
December 31, 2004, 2005, 2006, 2007 and 2008, respectively. Goodwill and a trade name with an indefinite useful life are recorded net of accumulated amortization through December 31, 2001. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:


                                                        (in thousands)

Balance at December 31, 2003                             $     15,616
Acquisitions and other(1)                                       4,359
                                                         ------------
Balance at September 30, 2004                            $     19,975
                                                         ============

(1) Other primarily includes the effect of foreign currency translation. See also Note 6 - Acquisitions.


     As of September 30, 2004, intangible assets with finite lives, goodwill and trade name balances, net of accumulated amortization were as follows:

                                                     AMORTIZATION    HISTORICAL    ACCUMULATED
                                                        PERIOD          COST      AMORTIZATION      NET
                                                     ------------    ----------   ------------   ---------
                                                                          (IN THOUSANDS)
Intangible assets subject to amortization
  Patents                                           96-132 months    $    5,699     $    404     $   5,295
  Customer relationships                             30-60 months         1,775          263         1,512
  Software                                            60 months             309           61           248

Intangible assets not subject to amortization
  Goodwill                                                                                          19,975
  Indefinite-lived trade name                                                                        1,268

Other
  Unallocated - refer to Note 6                                           2,633           40         2,593

NOTE 8 - INCOME TAXES

     Income tax expense amounted to approximately $4,316,000 and $347,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, income tax expense was $11,960,000 and $862,000, respectively. During the nine months ended September 30, 2004, deferred income taxes decreased by $8.7 million primarily due to the offset of the Company's tax liability against available net operating loss and the tax credit carry-forwards. For the nine months ended September 30, 2003, income tax expense was substantially offset by net operating loss carry-forwards for which a valuation allowance had previously been recognized against the deferred tax assets.

     Income tax expense for the three and nine months ended September 30, 2004 is based on our worldwide estimated effective annual tax rate of approximately 35%.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the nine-month periods ended September 30, 2004 and 2003 approximated $51,000 and $40,000, respectively, substantially all of which related to long-term debt and capital leases.

     The Company paid cash of approximately $1.4 million and $300,000, respectively, for income taxes during the nine-month periods ended September 30, 2004 and 2003.

     During the nine months ended September 30, 2004, the Company entered into a loan arrangement approximating $1.2 million to finance computer software.

     During the nine months ended September 30, 2004 and 2003, the Company entered into loan arrangements approximating $944,000 and $1.2 million, respectively, to finance certain corporate insurance policies.

     During the nine months ended September 30, 2004 and 2003, the Company entered into capital lease arrangements for certain computer equipment and software approximating $289,000 and $239,000, respectively.

     Through the nine months ended September 30, 2004 and 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $2.0 million and $726,000, respectively.

NOTE 10 - LEGAL PROCEEDINGS

     The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on the Company's business, prospects, financial condition, results of operations or cash flows. However, the Company is currently engaged as plaintiff in the following two patent infringement actions:

Venali Patent Infringement Lawsuit
----------------------------------

     In February 2004, the Company filed a patent infringement suit against Venali, Inc. ("Venali"), a provider of Internet fax solutions, in United States District Court for the Central District of California, alleging that Venali infringes two of the Company's U.S. patents. The Company is seeking monetary damages for past infringement, injunctive relief prohibiting Venali from continuing to infringe these patents, and attorneys' fees. In April 2004, Venali filed an answer and counterclaim, in which it denied infringing the patents and counterclaimed for a declaration of noninfringement and invalidity of the patents. In October 2004, the Company amended its complaint to add allegations that Venali infringes two additional patents acquired by the Company after the filing of the original complaint. The parties are currently engaged in pretrial discovery and a trial date is currently set for January 2006. While the Company is optimistic about its prospects and is vigorously pursuing its claims against Venali, there can be no guarantee or certainty that the Company will prevail in this action.

CallWave Patent Infringement Lawsuit
------------------------------------

     In August 2004, the Company filed a patent infringement suit against CallWave, Inc. ("CallWave"), a provider of communications applications services, in United States District Court for the Central District of California, alleging that CallWave infringes one of the Company's U.S. patents. The Company is seeking monetary damages for past infringement, injunctive relief prohibiting CallWave from continuing to infringe the patent, and attorneys' fees. In September 2004, CallWave filed an answer, in which it denied infringing the patent and requested a declaration of noninfringement and invalidity of the patent and attorneys' fees. The litigation is currently in the pre-discovery stage. While the Company is optimistic about its prospects and is vigorously pursuing its claims against CallWave, there can be no guarantee or certainty that the Company will prevail in this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION AND DESCRIPTION OF BUSINESS

     j2 Global Communications, Inc. ("j2 Global", "Our" or "We") is a Delaware corporation founded in 1995. We provide outsourced, value-added messaging and communications services to individuals and businesses around the world. We offer fax, voicemail and email solutions, unified messaging & communications services, document management solutions and conference calling services. We market our services principally under the brand names eFax(R), j2(R), jConnect(R), JFAX(R), eFax Corporate(R), Onebox(R), Electric Mail(R), jBlast(R), eFax BroadcastTM, eVoiceTM, PaperMaster(R), ConsensusTM, M4 Internet(R) and Protofax(R). We deliver our services through our global telephony/Internet Protocol ("IP") network, which offers local telephone numbers in more than 1,400 cities in 20 countries across five continents.

     Our core services, each of which operates in large and distinct markets, include fax, voicemail, email, unified messaging & communications, document management and conference calling. Individuals and businesses are already using many of these services. Our primary challenge, therefore, is not to introduce new services to prospective customers. Rather, it is to communicate to prospects how our particular solutions are more secure, efficient and cost-effective than traditional alternatives. In addition, we offer permission-based, personalized email marketing services to help third parties maximize their advertising efforts, and third party advertising services to our Free base of customers (described below).

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

     Of the more than 7.6 million telephone numbers (sometimes referred to as Direct Inward Dial numbers or "DIDs") deployed as of September 30, 2004, approximately 515,000 were deployed to paying subscribers, with the balance deployed to Free advertising-supported and international "calling party pays" subscribers.

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

The following table sets forth key operating metrics of our Company for the three and nine months ended September 30, 2004 and 2003:

                                                 September 30,
                                              2004          2003
                                           ----------    ----------
                                                (In thousands)
Advertising-supported telephone numbers         7,106         5,147
Paying telephone numbers                          515           380
                                           ----------    ----------
Total active telephone numbers                  7,621         5,527
                                           ==========    ==========

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2004          2003          2004          2003
                                           ----------    ----------    ----------    ----------
                                           (In thousands except percentages and average revenue
                                                       per paying telephone number)
Subscriber revenues:
Fixed                                      $   19,122    $   12,121    $   52,893    $   33,214
Variable                                        7,863         5,685        21,217        15,353
                                           ----------    ----------    ----------    ----------
Total subscriber revenues                  $   26,985    $   17,806    $   74,110    $   48,567
                                           ==========    ==========    ==========    ==========

Percentage of total subscriber revenues:
Fixed                                           70.9%         68.1%         71.4%         68.4%
Variable                                        29.1%         31.9%         28.6%         31.6%

Revenues:
DID based revenues                         $   25,994    $   17,478    $   71,715    $   47,376
Non-DID based revenues                          1,777         1,425         4,829         3,772
                                           ----------    ----------    ----------    ----------
Total revenues                             $   27,771    $   18,903    $   76,544    $   51,148
                                           ==========    ==========    ==========    ==========

Average revenue per paying
telephone number(1)                        $    16.95    $    15.36    $    16.81    $    15.54
                                           ==========    ==========    ==========    ==========

(1) See calculation of average revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the nine months ended September 30, 2004, there have been no changes in the Company's critical accounting policies described in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2004.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

SUBSCRIBER REVENUES. Subscriber revenues are comprised primarily of monthly recurring subscription and usage based fees. Subscriber revenues were $27.0 million and $17.8 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, subscriber revenues were $74.1 million and $48.6 million, respectively. The increase in subscriber revenues was due to an increase in our base of paying subscribers combined with a price increase discussed below. The increase in our base of paid subscribers was the result of new sign-ups derived from subscribers coming directly to our websites, Free-to-Paid subscriber upgrades, small to medium-sized enterprise sales, direct large enterprise sales and direct marketing spend for Paid subscribers, net of cancellations.

     At the end of the second quarter of 2003, we implemented a price increase for new individual subscribers. Commencing at the end of the third quarter of 2003, we began implementing this same price increase to a substantial portion of our existing individual subscribers, which at the time represented more than half of our subscriber revenues. These price changes resulted in increased monthly recurring revenues of between $2.50 and $3.00 per individual paying customer, depending on the services provided. We substantially completed implementation of these price changes by June 30, 2004. The results of these price changes exceeded our expectations in terms of the rate of sign-ups and cancellations (i.e., we did not see a material decrease in new customer sign-ups and cancellations of existing subscribers were lower than anticipated). However, due to a number of factors affecting the Company's net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

ADVERTISING. Advertising revenues were $668,000 and $681,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, advertising revenues were $2.1 million and $1.9 million, respectively. We generate advertising revenues primarily by delivering email messages on behalf of advertisers to our Free advertising-supported customers. The increase in advertising revenues year over year was due primarily to an increase in the size of our Free advertising-supported customer base which was partially offset by a decline in email advertising prices due to market conditions.

LICENSING AND OTHER. Licensing and other revenues were $118,000 and $416,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, licensing and other revenues were $358,000 and $679,000, respectively. Throughout these periods, our licensing and other revenues have consisted primarily of revenues from licensing our PaperMaster document management software.

COST OF REVENUES. Cost of revenues is comprised primarily of costs associated with data and voice transmission, telephone numbers, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $4.4 million, or 16% of total revenues, and $3.5 million, or 18% of total revenues, for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, cost of revenues was $12.1 million, or 16% of total revenues, and $9.8 million, or 19% of total revenues, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services and incurring increased variable transmission costs associated with a larger subscriber base and increased usage. Cost of revenues as a percentage of revenues decreased as a result of increases in revenues over the same periods with a relatively stable level of cost of revenues.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses are comprised primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $4.7 million, or 17% of total revenues, and $2.9 million, or 15% of total revenues, for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses were $13.3 million, or 17% of total revenues, and $8.3 million, or 16% of total revenues, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising spend and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of on-line service providers. During the second half of 2003, we experienced upward pricing pressure for certain Internet-based advertising, and we expect this trend to continue through at least the balance of 2004 and into 2005.

RESEARCH, DEVELOPMENT AND ENGINEERING. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $1.4 million, or 5% of total revenues, and $1.0 million, or 5% of total revenues, for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, research, development and engineering costs were $3.7 million, or 5% of total revenues, and $3.1 million, or 6% of total revenues, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues decreased year over year as a result of increases in revenues over the same periods versus a more stable level of research, development and engineering expenses. For 2005, we expect research, development and engineering costs as a percentage of revenues to grow as we intend to increase spending to further develop and implement additional service features and functionality.

GENERAL AND ADMINISTRATIVE. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $5.3 million, or 19% of total revenues, and $4.1 million, or 22% of total revenues, for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative costs were $14.5 million, or 19% of total revenues, and $11.3 million, or 22% of total revenues, respectively. General and administrative costs as a percentage of revenues decreased because revenues increased over the same periods at a faster rate than general and administrative costs.

AMORTIZATION OF OTHER INTANGIBLES. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 30 to 132 months on a straight-line basis. Amortization of intangibles, included in general and administrative expenses, aggregated $292,000 and $46,000 for the three months ended September 30, 2004 and 2003, respectively and $522,000 and $102,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in amortization of intangible assets was primarily attributable to the acquisitions of the shares of Driverworks.com Development Corporation (d/b/a M4 Internet) in September 2003, assets of The Electric Mail Company Inc. and the shares of Jump B.V. in March 2004 and assets of Call Sciences, Ltd. in July 2004.

INTEREST AND OTHER INCOME. Our interest and other income is generated from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income amounted to $505,000 and $126,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $269,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest and other income was primarily due to higher cash and investment balances for 2004 and a shift in allocation to investments with longer maturities and higher returns.

INCOME TAXES. Income tax expense amounted to approximately $4.3 million and $347,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, income tax expense was $12.0 million and $862,000, respectively. For the nine months ended September 30, 2003, income tax expense was substantially offset by net operating loss carry-forwards for which a valuation allowance had previously been recognized against the deferred tax assets.

     Income tax expense for the three and nine months ended September 30, 2004 is based on our worldwide estimated effective annual tax rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents and short-term investments were $55.1 million at September 30, 2004. Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $36.5 million and $22.5 million for the nine months ended September 30, 2004 and 2003, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services and employee compensation. More than two-thirds of our subscribers pay us by credit card and therefore our receivables from subscribers settle quickly. We invest our short- and long-term investments primarily in high-grade debt securities. Allocations of our total cash and cash equivalents and short- and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities.

     Net cash used in investing activities was approximately $41.4 million and $11.4 million for the nine months ended September 30, 2004 and 2003, respectively. For the first three quarters of 2004, net cash used in investing activities was primarily attributable to purchases of investments, acquisition of businesses, purchases of intangible assets and purchases of property and equipment. For the first three quarters of 2003, net cash used in investing activities was primarily comprised of purchases of investments and property and equipment.

     Net cash provided by financing activities was approximately $280,000 and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively. For the first three quarters of 2004 and 2003, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayments of long-term debt and capital lease obligations.

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

     o Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

     o    Recruit and retain key personnel.


CALCULATION OF AVERAGE REVENUE PER PAYING TELEPHONE NUMBER:

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
                                                      (In thousands except average revenue per
                                                               paying telephone number)

DID based revenues                                $   25,994   $   17,478   $   71,715   $   47,376

Less advertising and other revenues                      968          681        2,456        1,902
                                                  ----------   ----------   ----------   ----------

Total paying telephone number revenues            $   25,026   $   16,797   $   69,259   $   45,474
                                                  ==========   ==========   ==========   ==========

Average paying telephone number monthly
    revenue (total divided by number of months)   $    8,342   $    5,599   $    7,695   $    5,053

Number of paying telephone numbers

            Beginning of period                          469          349          400          270
            End of period                                515          380          515          380

Average of period                                        492          365          458          325

Average revenue per paying telephone number       $    16.95   $    15.36   $    16.81   $    15.54


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     THE FOLLOWING DISCUSSION OF THE MARKET RISKS WE FACE CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

     We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are substantially denominated in US Dollars. During the balance of 2004 and in future years, we believe we will expand our international customer base and, as a result, we expect a greater level of foreign currency market risk.

     We invest our cash primarily in high-grade interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

     We do not have derivative financial instruments for hedging, speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2004, the end of the period covered by this report, j2 Global's management, with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows. However, we are currently engaged as plaintiff in the following two patent infringement actions:

Venali Patent Infringement Lawsuit
----------------------------------

     In February 2004, we filed a patent infringement suit against Venali, Inc. ("Venali"), a provider of Internet fax solutions, in United States District Court for the Central District of California, alleging that Venali infringes two of our U.S. patents. We are seeking monetary damages for past infringement, injunctive relief prohibiting Venali from continuing to infringe these patents, and attorneys' fees. In April 2004, Venali filed an answer and counterclaim, in which it denied infringing the patents and counterclaimed for a declaration of noninfringement and invalidity of the patents. In October 2004, we amended our complaint to add allegations that Venali infringes two additional patents acquired by us after the filing of the original complaint. The parties are currently engaged in pretrial discovery and a trial date is currently set for January 2006. While we are optimistic about our prospects and are vigorously pursuing our claims against Venali, there can be no guarantee or certainty that we will prevail in this action.

CallWave Patent Infringement Lawsuit
------------------------------------

     In August 2004, we filed a patent infringement suit against CallWave, Inc. ("CallWave"), a provider of communications applications services, in United States District Court for the Central District of California, alleging that CallWave infringes one of our U.S. patents. We are seeking monetary damages for past infringement, injunctive relief prohibiting CallWave from continuing to infringe the patent, and attorneys' fees. In September 2004, CallWave filed an answer, in which it denied infringing the patent and requested a declaration of noninfringement and invalidity of the patent and attorneys' fees. The litigation is currently in the pre-discovery stage. While we are optimistic about our prospects and are vigorously pursuing our claims against CallWave, there can be no guarantee or certainty that we will prevail in this action.

ITEM 6.  EXHIBITS

         31(a) Rule 13a-14(a) Certification by Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

         31(b) Rule 13a-14(a) Certification by Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                       j2 Global Communications, Inc.


Date: November 8, 2004                 By:  /s/ R. SCOTT TURICCHI
                                            ------------------------------
                                            R. Scott Turicchi
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date: November 8, 2004                 By:  /s/ GREGGORY KALVIN
                                            ------------------------------
                                            Greggory Kalvin
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number      Description
--------------      -----------

    31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32(b) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.