Form 10-K
period 2004-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2005-03-28
CIK 1084048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25965

j2 GLOBAL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0371142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 23,241,495 shares of the registrant’s common stock, $0.01 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the NASDAQ National Stock Market as of that date and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $468,685,000. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, the registrant had 23,714,087 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 4, 2005 are incorporated by reference into Part III of this Form 10-K.

This Report on Form 10-K includes 49 pages with the Index to Exhibits located on page 41.

PART I

Item 1. Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions; document management solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and email marketing services; call management and conference calling; and a bundled suite of these services. We market our services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, Onebox®, Electric Mail®, eFax BroadcastTM, eVoice®, M4 InternetTM and jBlast®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 1,500 cities in 22 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email, call management and conference calling and a bundled suite of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. We also generate revenue from advertising and revenue share on premium rate DIDs issued to non-paid subscribers (sometimes referred to as “Free” subscribers). Of the more than 8.7 million telephone numbers (or DIDs) deployed as of December 31, 2004, approximately 554,000 were serving paying subscribers, with the balance deployed to Free subscribers.

During the past three years, we have derived substantially all of our revenues from the sale of our eFax Plus® and jConnect Premier® paid services. These services are deployed through a DID. As a result, we believe that paying DIDs and the associated revenues are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness as well as to increase the average revenue per DID.

We market our services to a broad spectrum of prospective customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness, utilizing online advertising through portals, Internet service providers (ISPs), search engines and affiliate programs and selling through both a telesales and direct sales force. Currently, we have five primary methods by which we acquire paying subscribers: (i) selling direct through our Websites such as www.efax.com and www.j2.com; (ii) converting a portion of our Free base of customers to a paid solution; (iii) attracting direct paying individual subscribers from various portals, ISPs, search engines and affiliate programs; (iv) promoting our solutions to small to mid-sized businesses through our www.efaxcorporate.com Website assisted by in-house sales representatives; and (v) selling our solutions to large enterprises and governmental organizations through our direct sales force. We continuously seek to extend the number of distribution channels by which we acquire paying customers; improve the effectiveness of our current channels; and increase the volumes through each of our channels.

In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. For example, during 2004 we acquired the following: (1) The Electric Mail Company, a Canadian-based provider of outsourced email and value-added messaging services; (2) the Onebox® unified communications assets from Call Sciences, a New Jersey and United Kingdom-based provider of unified communications solutions; and (3) Jump B.V., a Netherlands-based provider of fax-to-email and unified messaging services.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of 23 issued U.S. patents and numerous pending U.S. patent applications, issued foreign patents and pending foreign applications. We intend to continue to invest in patents and to aggressively protect our patent assets to the extent that others may be using those assets without our permission. For more information on our patents and other intellectual property and our efforts to protect that property, please refer to the section entitled “Patents and Proprietary Rights” contained in Item 1 of this Report.

Our Solutions

We believe businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate costs while also enhancing the security of transmissions and user efficiency. Our core eFax and jConnect solutions enable users to receive faxes and/or voicemails into their email Inboxes. These represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions, designed to replace or augment individual and corporate messaging and communications services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from more than 1,500 cities around the world. Toll-free U.S. telephone numbers are also available, as are “calling-party-pays” numbers in various countries in Western Europe. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging which they may require to accommodate their changing business needs. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase the level of information security and control, and allocate costs more effectively.

We offer the following suite of products and services:

Messaging and Communications

eFax Plus® offers the subscriber a unique local telephone number (in 1,500 + cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop. This service is also localized in many international currencies and languages, including Spanish, German, French and Dutch.

jConnect Premier® offers the subscriber a unique local telephone number (in 1,500 + cities worldwide), or toll-free U.S. telephone number, which enables the subscriber to receive inbound fax and voicemail messages in their email Inbox and to send documents to any fax number in the world directly from the subscriber’s desktop. Subscribers also have the ability to access all messages, including email, from the Web or any touch-tone telephone. Web-initiated, sixteen party Conference Calling is also available.

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

eFax BroadcastTM and jBlast® offer a cost-effective solution for high-volume faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

eFax Free® and jConnect Free® are j2 Global’s limited use, advertising-supported “introductory offerings”. Each subscriber is given a unique randomly assigned telephone number which enables the user to receive a limited number of faxes (and voicemails with jConnect Free) into his or her personal email Inbox. The subscriber does not have the capability of sending faxes from his or her desktop (as with our “paid” subscription services) or access to other j2 Global services (e.g., conference calling). In addition, the customer agrees to receive and open email advertising, which we distribute on a consistent basis.

Onebox® is a full-featured suite of unified communications services, including email, voicemail, fax and “find me/follow me”.

Electric Mail® is an outsourced hosted email service we offer to businesses. From its Electric WebMail, E-mmunityTM virus scanning and SpamSMARTTM SPAM filtering to professional consulting and needs analysis, Electric Mail develops and delivers customized email and perimeter protection solutions that can be hosted offsite or installed at a customer site, with seamless integration into a customer’s existing email systems.

M4 InternetTM offers a permission-based opt-in outsourced email marketing solution. This service enables the user to create and execute email campaigns from their desktop. Additionally the service enables the user to deliver, track, report and analyze customer reactions to build valuable customer relationships.

Global Network and Operations

As of December 31, 2004, we had 56 physical Points of Presence (“POPS”) worldwide and central data centers in Los Angeles. We connect our POPS to our central data centers via redundant, and often times diverse, Virtual Private Networks (VPNs) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 1,500 cities in 22 countries on 5 continents. Our network covers all major metropolitan areas in the United States and such international business centers as London, Paris, Milan, Frankfurt, Zurich, Sydney, Mexico City, Hong Kong and Tokyo. We expect to continue to enter additional international cities during 2005 if favorable economic conditions exist within these markets.

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

Customer Support Services

Our Customer Service organization provides support to our customers through a combination of on-line self-help, email messages, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support 7 days per week, 24 hours per day to all subscribers. We use contract services with third parties (on a dedicated personnel basis) to answer most of our customer emails, telephone calls and interactive chat sessions. If desired, paying subscribers can also access live-operator telephone support 15 hours per day on business days. Dedicated telephone support is provided for Corporate customers 24 hours per day, 7 days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is intense and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine or MFP (multi-function printer) companies, unified messaging/communications providers, telephone companies, voice-mail providers, Internet service providers and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include pricing, reputation for reliability and security of service, effective customer support, easy-to-use software, product scalability, customer messaging and branding, geographic coverage and scope of services.

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and private-held Application Service Providers, such as Premiere Global Services, Inc. (formerly PTEK Holdings Inc.) and Easylink Services Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Patents and Proprietary Rights

We regard the protection of our patents, trademarks, copyrights, domain names, trade dress and trade secrets as important to our success. We have entered into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We aggressively protect our intellectual property rights by relying on a combination of patent, trademark, copyright, trade dress and trade secret laws and by using the domain name dispute resolution system.

We have a portfolio of 23 issued U.S. patents, and numerous pending U.S. patent applications, issued foreign patents and pending foreign applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced.

In February 2004, we filed a patent infringement suit against Venali, Inc., a Florida-based provider of Internet fax solutions to businesses, alleging that Venali violates an additional two of our patents, and amended our complaint in October 2004 to add allegations that Venali violates two additional of our patents. In August 2004, we filed suit against CallWave, Inc., provider of communications application services based in Santa Barbara, California, alleging that CallWave infringed and continues to infringe one of our patents. In December 2004, we amended our complaint to add allegations that CallWave also infringed and continues to infringe an additional two of our patents. In both cases we are seeking a reasonable royalty for the infringement, treble damages for the willful infringement of certain of these patents, attorney’s fees, interest and costs.

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, jConnect, j2 and the j2 logo, eFax Corporate, Onebox and the Onebox logo, Electric Mail and the Electric Mail logo, eVoice and the eVoice logo, jBlast, PaperMaster and Email-By-Phone, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing the “eFax” and other domain names in major non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain new top-level domains such as “.biz”, “.info” and “.us” that have become operational more recently.

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

Government Regulation

Our services relate principally to the Internet and telecommunications (for example, we receive voice and fax transmissions through the public switched telephone network, convert them into digital objects and then transmit them via the Internet to a subscriber’s email Inbox). As a result, we are exposed to legal and regulatory developments affecting either Internet or telecommunications services in general. Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, on-line products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The following are examples of some of these Internet-related legal and regulatory issues:

•	The tax treatment of electronic commerce continues to be unsettled. In December 2004, President Bush signed a bill that extends the ban on Internet access taxes until 2007. Various states currently impose online sales taxes, and selected states’ taxes are being contested on a variety of bases. In addition, certain members of Congress have proposed the passage of federal legislation to enforce the collection of online sales taxes.

•	The European Union Data Privacy Directive (“Privacy Directive”) requires E.U. Member States to enact legislation creating strong protections governing the use of personal data about individuals. One specific provision of the Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between E.U. countries and the U.S.

•	The European Privacy and Communication Directive (“Communications Directive”) imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax, and email, including SMS (Short Message Service) Messages. Generally, companies must obtain “prior explicit” (i.e., opt-in) consent before they can contact users via this type of marketing. E.U. Member States were required to bring this Directive into force before October 31, 2003.

•	The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “Can Spam Act”) creates the first U.S. federal law regulating commercial electronic mail messages. Effective January 1, 2004, the Can Spam Act largely overrides state laws and thus provides a national uniform regulatory approach. Among other things, the Can Spam Act requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address, and provide a mechanism that will enable recipients to opt out of receiving future emails.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition, there have been various regulations and court cases relating to companies’ online business activities, including in the areas of data protection, trademark, copyright, fraud, indecency, obscenity and defamation. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition to E.U. Member States laws implementing the Privacy Directive and Communications Directive (discussed above), other E.U. Member States laws could have a direct impact on business conducted over the Internet. For example, the E.U.’s Distance Selling Directive has a direct effect on the use of the Internet for commercial transactions and creates an additional layer of consumer protection legislation with respect to electronic commerce. Other non-EU foreign legislation could also have a direct impact on business conducted over the Internet. In Canada, for example, the Personal Information Protection and Electronic Documents Act (PIPEDA) took national effect on January 1, 2004. PIPEDA applies broadly to U.S. companies that conduct commercial activities in Canada.

There is also uncertainty as to the impact of foreign legal developments regarding jurisdiction. For instance, an Australian court has held that an overseas Web publisher could be sued for defamation in Australia, and a Canadian court also reached the same conclusion.

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

We devote significant resources to the development of enhancements to our existing services and to introduce new services. Our research, development and engineering expenditures were approximately $5.2 million, $4.2 million and $3.2 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1 of this Report.

Employees

As of December 31, 2004, we employed a total of 202 employees, the majority of whom are in the United States.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Web Availability of Reports

Our corporate information Website is www.j2global.com. The information on our Website is not part of this Report on Form 10-K. However, on the Investor Relations portion of this Website, the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing dates. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Additionally, our growth depends to a significant extent on our ability to maintain and grow a productive Free base of customers. If we are unable to attract Free subscribers, maintain a healthy and productive base of Free subscribers or acquire Free subscribers at a reasonable cost, our business could be adversely impacted.

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

Our success depends in part upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Companies in the messaging industry have experienced substantial litigation regarding intellectual property.

In February 2004 and August 2004, respectively, we filed patent infringement suits against Venali and CallWave alleging that each violates some of our patents. We are seeking remedies in the form of monetary damages for past infringement, as well as injunctive relief prohibiting Venali and CallWave from continuing to infringe these patents. For more information regarding these two suits, please refer to the section entitled “Legal Proceedings” contained in Item 3 of this Report. This or any other litigation to enforce our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. A number of websites have reported breaches of their security. Any compromise of our security could harm our reputation and, therefore, our business, and also subject us to significant liability. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, or cause interruptions in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

Our failure to manage growth could harm our business.

We have expanded our operations rapidly and anticipate that further expansion will be required to address potential growth in our customer base and the volume of messages and communications that pass through our network, as well as our expansion into new geographic areas, types of services and alternative methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. To manage further growth, we will need to improve or replace our existing operational, customer service and financial systems’ procedures and controls. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

In particular, we must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our network infrastructure and the new services and features we introduce. This upgrade process is expensive, and the increased complexity of our network increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems in our services. Despite our efforts to increase site scalability and reliability, our infrastructure could prove unable to handle a larger volume of customer transmissions. Any failure to accommodate transmission growth could impair customer satisfaction, lead to a loss of customers, impair our ability to add customers or increase our costs, all of which would harm our business. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. Additional headcount and capital investments increase our cost base, which make it more difficult to offset any future revenue shortfalls by expense reductions in the short term.

Our business is highly dependent on our billing system.

Customer billing is a highly complex process, and our billing system must efficiently interface with third party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and the third party systems upon which we rely, such as our credit card processor. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing system. Any failures or errors in our billing system could materially and adversely affect our business and financial results.

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

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce. The application of existing, new, or future laws could have adverse effects on our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In compliance with the changes brought about by the European Union (EU) VAT directive on “electronically supplied services,” we collect VAT on certain sales made to EU residents.

There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

In the U.S., the FCC regulations provide for subsidies internal to the telecommunications system, which is commonly referred to as the “Universal Service Fund”. The FCC is reviewing the way it collects Universal Service Fund payments from telecommunications carriers. Among the proposed changes the FCC is considering is imposing a flat fee per telephone line to support the Universal Service Fund. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy the FCC is considering may also impact our operations.

In the U.S., the Telephone Consumer Protection Act of 1991 (“TCPA”) and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” (also known as “spam”) and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and the FCC’s rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur, and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations. The FCC also is presently reviewing its rules implementing unsolicited facsimile provisions of the TCPA. While we do not have reason to believe that this action will directly impact our operations, it is impossible to know what the final provisions will entail and any changes to the rules may impact our operations.

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

We are subject to regulations relating to consumer privacy

Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that limits the uses of personal information gathered online or offline. In addition to these four states, many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. In certain instances we are subject to some of these current laws. Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. Enactment of new laws and regulations or the interpretation of existing laws and regulations in a way that is adverse to us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “Can Spam Act”) requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address, and provide a mechanism that will enable recipients to opt out of receiving future emails. We believe that our email practices comply with the requirements of the Can Spam Act. However, the statutory penalties for violating the Can Spam Act can run into millions of dollars. If we were ever found to be in violation of the Can Spam Act, such an adverse judgment could have a material adverse affect on our business, financial condition, operating results and cash flows.

In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we expand and localize our international activities, we may become obligated to comply with laws of additional jurisdictions. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

Risks Related To Our Stock

Future sales of our Common Stock may negatively affect our stock price.

As of February 28, 2005, we had approximately 23.7 million shares of Common Stock outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of Common Stock in the public market or the perception of such sales could cause the market price of our Common Stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Our stock price may be volatile or may decline.

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•	Assessments of our progress in adding subscribers, and comparisons of our results in this and other areas versus our competitors;

•	Variations between our actual results and investor expectations;

•	New service or technology announcements by us or others, and regulatory or competitive developments affecting our markets;

•	Investor perceptions of us and comparable public companies;

•	Conditions and trends in the communications, messaging and Internet-related industries;

•	Announcements of technological innovations and acquisitions;

•	Introduction of new services by us or our competitors;

•	Developments with respect to intellectual property rights;

•	Conditions and trends in the Internet and other technology industries;

•	Relatively small number of shares outstanding compared to our average daily trading volume;

•	Rumors, gossip or speculation published on public chat or bulletin boards;

•	General market conditions; and

•	Geopolitical events such as war, threat of war or terrorist actions.

In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly communications and Internet companies. These broad market fluctuations have previously resulted in a material decline in the market price of our Common Stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our management, board of directors and two large stockholders own a significant percentage of our stock and are able to exercise significant influence.

Our executive officers, senior management, directors and two large stockholders together beneficially owned over 22% of our Common Stock as of February 28, 2005, excluding shares subject to options and warrants that confer beneficial ownership of the underlying shares. Accordingly, these stockholders have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our Common Stock or prevent our stockholders from realizing a premium over the market prices for their shares of our Common Stock.

Item 2. Properties

As of December 31, 2004, we leased approximately 28,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in Santa Barbara and San Mateo, California; Vancouver, British Columbia; Rotterdam, The Netherlands; Dublin, Ireland; Hong Kong, China; and two locations in England.

All of our network equipment is housed either at our corporate headquarters or at one of our 56 co-location facilities around the world.

Item 3. Legal Proceedings

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows. However, we have initiated litigation against two companies for infringing our patents. These lawsuits are described below:

j2 Global v. Venali, Inc.

In February 2004, we filed suit against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California, alleging that Venali infringed and continues to infringe two of our patents. In October 2004, we amended our complaint to include allegations that Venali also infringed and continues to infringe an additional two of our patents. We are seeking a reasonable royalty for the infringement of all four patents, treble damages for the willful infringement of the first two patents, attorney’s fees, interest and costs. In November 2004, Venali counterclaimed for a declaratory judgment of invalidity and non-infringement of all four patents, attorney’s fees, interest and costs. We filed a reply opposing Venali’s amended counterclaims. The case is now in discovery.

j2 Global v. CallWave, Inc.

In August 2004, we filed suit against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California, alleging that CallWave infringed and continues to infringe one of our patents. In December 2004, we amended our complaint to add allegations that CallWave also infringed and continues to infringe an additional two of our patents. We are seeking a reasonable royalty for the infringement of all three patents, treble damages for the willful infringement of two of these patents, attorney’s fees, interest and costs. In January 2005, CallWave filed an answer to the amended complaint, in which it denied infringing the patents, asserted affirmative defenses and requested a declaration of noninfringement and invalidity of the patents and attorneys’ fees and costs. The case is now in discovery.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our Common Stock for the periods indicated, as reported by the NASDAQ National Market, and reflects our August 2003 two-for-one stock split effected in the form of a stock dividend:

	High	Low
Year ended December 31, 2004
First Quarter	$28.20	$19.08
Second Quarter	27.80	21.72
Third Quarter	31.59	22.62
Fourth Quarter	35.64	28.78
Year ended December 31, 2003
First Quarter	15.10	9.37
Second Quarter	23.34	13.50
Third Quarter	43.82	22.31
Fourth Quarter	46.70	22.43

Holders

We had 324 registered stockholders as of December 31, 2004, although there were a much larger number of beneficial owners.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2004.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2004.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,564,122	$6.83	1,755,458
Equity compensation plans not approved by security holders	—	—	—

Total	2,564,122	$6.83	1,755,458

The number of securities remaining available for future issuance includes 885,329 and 870,129 under the Company’s Second Amended and Restated 1997 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying financial statements for a description of each plan.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$106,343	$71,622	$48,213	$33,253	$13,933
Cost of revenues	16,514	13,323	11,202	13,412	7,312

Gross profit	89,829	58,299	37,011	19,841	6,621
Operating expenses:
Sales and marketing	18,501	11,171	6,415	4,585	8,671
Research, development and engineering	5,249	4,195	3,187	2,535	2,762
General and administrative	19,157	15,555	13,397	13,921	15,385
Amortization of goodwill and other intangibles	886	128	207	6,924	4,374
Impairment of acquisition related intangible asset, net of other one time items	—	—	—	597	—

Total operating expenses	43,793	31,049	23,206	28,562	31,192
Operating earnings (loss)	46,036	27,250	13,805	(8,721)	(24,571)
Interest and other income	1,244	486	541	1,045	2,973
Interest and other expense	(61)	(67)	(102)	(155)	(617)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	47,219	27,669	14,244	(7,831)	(22,215)
Income tax expense (benefit)	15,612	(8,137)	152	4	4

Earnings (loss) before cumulative effect of change in accounting principle	31,607	35,806	14,092	(7,835)	(22,219)
Cumulative effect of change in accounting principle	—	—	225	—	—

Net earnings (loss)	$31,607	$35,806	$14,317	$(7,835)	$(22,219)

Net earnings (loss) per common share:
Basic	$1.36	$1.58	$0.66	$(0.35)	$(1.22)
Diluted	$1.27	$1.42	$0.60	$(0.35)	$(1.22)
Weighted average shares outstanding:
Basic	23,312,744	22,731,894	21,648,260	22,559,294	18,242,472
Diluted	24,837,857	25,183,088	23,793,540	22,559,294	18,242,472

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,814	$32,882	$32,777	$19,087	$23,824
Working capital	67,569	63,615	32,109	16,112	19,676
Total assets	152,917	112,856	64,093	49,056	65,305
Long-term debt	866	221	251	28	583
Redeemable common and preferred stock	—	—	—	—	7,065
Total stockholders’ equity	$139,961	$102,905	$56,683	$41,140	$46,057

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2005.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions; document management solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and email marketing services; call management and conference calling; and a bundled suite of these services. We market our services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, Onebox®, Electric Mail®, eFax BroadcastTM, eVoice®, M4 InternetTM and jBlast®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 1,500 cities in 22 countries across 5 continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email, call management and conference calling and a bundled suite of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. We also generate revenue from advertising and revenue share on premium rate DIDs issued to non-paid subscribers (sometimes referred to as “Free” subscribers). Of the more than 8.7 million telephone numbers (or DIDs) deployed as of December 31, 2004, approximately 554,000 were serving paying subscribers, with the balance deployed to Free subscribers.

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

We generate a substantial portion of our revenues from subscribers that pay us for activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate a small percentage of our overall revenue from advertising and international “calling party pays” arrangements to Free subscribers. These Free advertising-supported subscribers also serve as a source for attracting new paid subscribers. This process of migrating advertising-supported customers to paid services is part of our life cycle management program. Through this program, we monitor usage levels of advertising-supported customers, send them promotional up-sell messages and cull out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements.

During the past three years, we have derived a substantial portion of our revenues from the sale of our eFax and jConnect paid services, including eFax Corporate®, eFax Plus® and jConnect Premier®. These services are deployed through a DID. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness. In addition, we continuously seek to increase revenues per paying DID through a combination of stimulating use by our customers of usage-based services, introduction of new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

The following table sets forth key operating metrics of our Company for the years ended December 31, 2004, 2003 and 2002 (in thousands except for percentages and average revenue per paying telephone number).

	December 31,
	2004	2003	2002
Free service telephone numbers	8,180	5,150	4,029
Paying telephone numbers	554	400	270

Total active telephone numbers	8,734	5,550	4,299

	Year Ended December 31,
	2004	2003	2002
Subscriber revenues:
Fixed	$73,716	$47,190		(1)
Variable	29,444	20,895		(1)

Total subscriber revenues	$103,160	$68,085	$44,305

	Year Ended December 31,
	2004	2003	2002
Percentage of total subscriber revenues:
Fixed	71.5%	69.3%		(1)
Variable	28.5%	30.7%		(1)

Revenues:
DID based	$99,652	$66,592	$43,374
Non-DID based	6,691	5,030	4,839

Total revenues	$106,343	$71,622	$48,213

Average monthly revenue per paying telephone number(2)	$16.82	$15.88	$14.57

(1)	Fixed and variable subscriber revenue data for the year ended December 31, 2002 is not available.
(2)	See calculation of average revenue per paying telephone number at the end of this section, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Long-lived and Intangible Assets and Goodwill. We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS No. 144, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

If we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our business.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002. As of this date, as required by this Statement, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We completed the required impairment review at the end of fiscal 2003 and at the end of fiscal 2004 and in each case determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives continue to be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

Valuation Of Deferred Tax Assets. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. During the fourth quarter of 2003, we recorded the reversal of certain federal and state deferred tax asset valuation allowances primarily consisting of net operating loss carry-forwards (“NOL”). The reversal of deferred tax valuation allowance of $15.7 million was offset by $6.2 million primarily relating to the tax effect of the exercises of nonqualifying stock options. This resulted in a non-recurring tax benefit of $9.5 million.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R is effective for the interim or annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for the Company in the third quarter of fiscal 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the effect that the adoption of SFAS 123R will have on our consolidated statement of income and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2004	2003	2002
Revenues	100%	100%	100%
Cost of revenues	16	19	23

Gross profit	84	81	77
Operating expenses:
Sales and marketing	17	15	13
Research, development and engineering	5	6	7
General and administrative	19	22	28

Total operating expenses	41	43	48
Operating earnings	43	38	29
Interest and other income	1	1	(1)
Interest and other expense	—	—	—

Earnings before income taxes	44	39	30
Income tax expense (benefit)	15	(11)	—

Net earnings	30%	50%	30%

Revenues

Subscriber. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. We have only tracked this ratio for the past two fiscal years so data is not available for 2002. Over the past eight quarters, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $103.2 million, $68.1 million and $44.3 million for the years ended 2004, 2003 and 2002, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers combined with a price increase discussed below. The increase in our base of paid subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, Free-to-Paid subscriber upgrades, small to mid-sized corporate sales, direct large enterprise and government sales and direct marketing spend for Paid subscribers, net of cancellations.

At the end of the second quarter of 2003, we implemented a price increase for new individual subscribers. Commencing at the end of the third quarter of 2003, we began implementing this same price increase to a substantial portion of our existing individual subscribers, which at the time represented more than half of our subscriber revenues. These price changes resulted in increased monthly recurring revenues of between $2.50 and $3.00 per individual paying customer, depending on the services provided. We substantially completed implementation of these price changes by June 30, 2004. The results of these price changes exceeded our expectations in terms of the rate of sign-ups and cancellations (i.e., we did not see a material decrease in new customer sign-ups and cancellations of existing subscribers were lower than anticipated). However, due to a number of factors affecting the Company’s net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

Other Revenues. Other revenues were $3.2 million, $3.5 million and $3.9 million for the years ended 2004, 2003 and 2002, respectively. Other revenues consist primarily of advertising revenues generated by delivering email messages on behalf of advertisers to our Free customers. The decrease from 2002 to 2003 and from 2003 to 2004 resulted from a decrease in advertising revenues due to a continued decline in email advertising prices due to market conditions, notwithstanding an overall increase in the number of Free telephone numbers deployed.

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based revenues have more than doubled from $43 million to $100 million in the period from December 31, 2002 to December 31, 2004. The primary reasons are a doubling of the number of paid DIDs over this period and a $2.25 increase in monthly average revenue per paid DID. This was due to additional usage based charges and an increase in the fixed monthly fee for individual customers that occurred in late 2003 and early 2004. We would expect that DID based revenues will continue to be a dominant driver of total revenues.

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, customer service, online processing fees and equipment depreciation. Cost of revenues were $16.5 million, or 16% of revenues, $13.3 million, or 19% of revenues, and $11.2 million, or 23% of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cost of revenues from 2002 to 2003 and from 2003 to 2004 was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services and incurring increased variable transmission costs associated with increased usage. Cost of revenues as a percentage of revenues decreased as a result of increases in revenues over the same periods with a relatively stable level of cost of revenues.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $18.5 million, or 17% of revenues, $11.2 million, or 15% of revenues, and $6.4 million, or 13% of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in sales and marketing expenses over the three-year period was due primarily to increased Internet-based advertising and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. During the second half of 2003 and throughout 2004, we experienced upward pricing pressure for certain Internet-based advertising.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expense. Research,

development and engineering costs were $5.2 million, or 5% of revenues, $4.2 million, or 6% of revenues, and $3.2 million, or 7% of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in research, development and engineering costs over the three-year period was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues decreased year over year as a result of increases in revenues over the same periods versus a more stable level of research, development and engineering expenses. For 2005, we expect research, development and engineering costs as a percentage of revenues to grow as we intend to increase spending to further develop and implement additional service features and functionality.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $20.0 million, or 19% of revenues, $15.7 million, or 22% of revenues, and $13.6 million, or 28% of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. General and administrative costs as a percentage of revenues decreased year over year because revenues increased over the same periods at a faster rate than general and administrative costs. The increase in general and administrative expenses from 2003 to 2004 was primarily attributable to a combination of additional personnel due to internal growth and acquisitions, increased bad debt and chargebacks due to a growing customer base, increased depreciation and amortization due to additional property and equipment and intangible assets, and increased professional and consulting fees primarily related to compliance with the Sarbanes-Oxley Act of 2002. The increase in general and administrative expenses from 2002 to 2003 was primarily attributable to additional personnel due to internal growth, increased bad debt and chargebacks due to a growing customer base and increased depreciation and amortization due to additional property and equipment and intangible assets.

Interest and Other Income. Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long term investments. Interest and other income amounted to approximately $1,244,000, $486,000 and $541,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in interest and other income from 2003 to 2004 was due to a combination of higher cash and investment balances and higher interest rates in 2004 versus 2003. The decrease from 2002 to 2003 was primarily due to a one-time gain of $162,000 on the sale of an investment in 2002 and lower overall interest rates in 2003 compared to 2002, partially offset by higher cash and investment balances in 2003.

Interest and Other Expense. Our interest and other expense amounted to approximately $61,000, $67,000 and $102,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest and other expense was primarily related to interest on capital lease obligations and long-term debt.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefit and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As of December 31, 2004, we had federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $62.8 million and $28.6 million, respectively, although the Tax Reform Act of 1986 imposes substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. After giving effect to these restrictions, we currently estimate that approximately $2.3 million of the federal NOL and $10.2 million of the state NOL will be available for use before their expiration. These NOLs expire through the year 2021 for the federal NOL and 2013 for the state NOL. In addition, as of December 31, 2004, we had federal and state research and development tax credits of $1.4 million and $400,000, respectively, which expire through the year 2023 for federal purposes and last indefinitely for state purposes.

Income tax expense (benefit) amounted to approximately $15.6 million, ($8.1 million) and $152,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Our effective tax rate for 2004, 2003, 2002 was 33.1%, (29.4)% and 1.1%, respectively. The increase from 2003 to 2004 was due primarily to two factors. First, during the fourth quarter of 2003, we recorded a reversal of certain federal and state deferred tax asset valuation allowances primarily consisting of NOLs. The reversal of deferred tax valuation allowance of $15.7 million was offset by $6.2 million primarily relating to the tax effect of the exercises of nonqualifying stock options. This resulted in a non-recurring tax benefit of $9.5 million during the quarter. Second, prior to the fourth quarter of 2003 we did not record an income tax accrual (except for state income taxes that could not be offset by state NOLs due to legislation temporarily suspending their use) because we determined we were not more likely than not to realize the benefit of our deferred tax assets. In contrast, for all of 2004 we recorded a full income tax accrual. The decrease from 2002 to 2003 was due primarily to the net $9.5 million non-recurring tax benefit in the fourth quarter of 2003, which was not present in 2002.

For 2005 we expect to have an effective worldwide tax rate in the range of 25% to 28%.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $18.8 million, short-term investments of $47.2 million and $27.8 million of long-term investments. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from December 31, 2004. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $51.3 million, $32.6 million and $16.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and capital expenditures. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers settle quickly. Our cash and cash equivalents and short-term investments were $66.0 million, $54.9 million and $32.7 million at December 31, 2004, 2003 and 2002, respectively.

Net cash used in investing activities was approximately $65.4 million, $34.9 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing in 2004 was primarily attributable to purchases of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets. Net cash used in investing activities in 2003 was primarily attributable to purchases of investments, purchases of property and equipment and acquisitions of businesses. Net cash used in investing activities in 2002 was primarily comprised of purchases of property and equipment.

Net cash (used in) provided by financing activities was approximately ($72,000), $2.3 million and $222,000 for the years ended 2004, 2003 and 2002, respectively. For 2004, net cash used in financing activities primarily comprised of repayments of debt and capital leases, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. Net cash provided by financing activities in 2003 and 2002 was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by repayment of debt and capital leases.

We finance a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were approximately $2.1 million, $1.2 million and $847,000 at December 31, 2004, 2003 and 2002, respectively.

For 2004 and in prior years, our cash payments related to the accrual of income tax expense were substantially offset by net operating losses and tax credit carryforwards. As of December 31, 2004, our usable federal NOLs and tax credit carryforwards were approximately $2.3 million and $2.3 million, respectively, and our usable state NOLs and tax credit carryforwards were approximately $10.2 million and $192,000, respectively. We expect these to be exhausted in the first quarter of 2005. As a result, for 2005, we expect the amount of our cash tax payments primarily to depend upon the number of stock options exercised, which generally reduce taxable income.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations and commitments as of December 31, 2004:

	Payments Due by Period
	(In thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans payable	$1,624	$938	$686	$—	$—
Capital leases	474	283	191	—	—
Operating leases	4,211	921	1,662	1,628	—
Telecom services and co-location facilities	6,584	3,844	2,554	186	—
Computer software and related services	2,100	240	1,860	—	—
Marketing agreements	239	239	—	—	—

	$15,232	$6,465	$6,953	$1,814	$—

Calculation of Average Revenue per Paying Telephone Number

	December 31,
	2004	2003	2002
	(In thousands except average monthly revenue per paying telephone number)
DID based revenues	$99,652	$66,592	$43,374
Less other revenues	(3,344)	(2,707)	(3,030)

Total paying telephone number revenues	$96,308	$63,885	$40,344

Average paying telephone number monthly revenue (total divided by number of months)	$8,026	$5,324	$3,362

Number of paying telephone numbers

Beginning of period	400	270	191
End of period	554	400	270

Average of period	477	335	231

Average monthly revenue per paying telephone number(1)	$16.82	$15.88	$14.57

(1)	Due to rounding, individual numbers may not recalculate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions have been substantially denominated in U.S. dollars. During 2005 and future years, we believe we will expand our international customer base, and as a result, we expect to be subject to certain foreign currency market risk.

We invest our cash primarily in high-grade interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

j2 Global Communications, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 25, 2005

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except share amounts)

	2004	2003
ASSETS
Cash and cash equivalents	$18,814	$32,882
Short-term investments	47,225	22,011
Accounts receivable, net of allowances of $529 and $239, respectively	8,227	5,877
Prepaid expenses and other	2,873	2,571
Deferred income taxes	2,520	10,004

Total current assets	79,659	73,345
Long-term investments	27,753	8,936
Property and equipment, net	12,386	6,594
Goodwill	20,173	15,616
Other purchased intangibles, net	11,256	2,320
Other assets	170	329
Deferred income taxes	1,520	5,716

Total assets	$152,917	$112,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,516	$4,010
Deferred revenue	5,378	4,698
Current portion of long-term debt	1,196	1,022

Total current liabilities	12,090	9,730
Long-term debt	866	221

Total liabilities	12,956	9,951

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 50,000,000 at December 31, 2004 and 2003; total issued and outstanding 23,608,046 and 23,090,582 shares at December 31, 2004 and 2003, respectively	254	249
Additional paid-in capital	132,327	127,483
Treasury stock, at cost	(4,643)	(4,643)
Notes receivable from stockholders, net of allowances of $21	(9)	(9)
Retained earnings/(Accumulated deficit)	11,432	(20,175)
Accumulated other comprehensive income	600	—

Total stockholders’ equity	139,961	102,905

Total liabilities and stockholders’ equity	$152,917	$112,856

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Revenues:
Subscriber	$103,160	$68,085	$44,305
Other	3,183	3,537	3,908

	106,343	71,622	48,213

Cost of revenues	16,514	13,323	11,202

Gross profit	89,829	58,299	37,011

Operating expenses:
Sales and marketing	18,501	11,171	6,415
Research, development and engineering	5,249	4,195	3,187
General and administrative	20,043	15,683	13,604

Total operating expenses	43,793	31,049	23,206

Operating earnings	46,036	27,250	13,805
Other income (expenses):
Interest and other income	1,244	486	541
Interest and other expense	(61)	(67)	(102)

Earnings before income taxes and cumulative effect of change in accounting principle	47,219	27,669	14,244
Income tax expense (benefit):	15,612	(8,137)	152

Earnings before cumulative effect of change in accounting principle	31,607	35,806	14,092
Cumulative effect of change in accounting principle	—	—	225

Net earnings	$31,607	$35,806	$14,317

Net earnings per common share:
Basic	$1.36	$1.58	$0.66
Diluted	$1.27	$1.42	$0.60
Weighted average shares outstanding:
Basic	23,312,744	22,731,894	21,648,260
Diluted	24,837,857	25,183,088	23,793,540

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share amounts)

	Common stock		Additional paid-in capital	Treasury stock		Notes receivable from stockholders	Retained earnings/ (Accumulated deficit)	Accumulated other comprehensive income	Stockholders’ equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2001	23,161,276	$231	$115,216	(1,705,732)	$(3,722)	$(287)	$(70,298)	$—	$41,140
Comprehensive income:
Net earnings	—	—	—	—	—	—	14,317		14,317
Exercise of stock options	705,358	7	1,512	—	—	—	—	—	1,519
Repayment of notes receivable from stockholders	—	—	—	—	—	34	—	—	34
Stock-based compensation	—	—	93	—	—	—	—	—	93
Repurchase of common stock	—	—	—	(72,430)	(227)	265	—	—	38
Valuation reserve on notes receivable from stockholders	—	—	—	—	—	(21)	—	—	(21)
Settlement of sales and marketing agreement	—	—	—	(52,000)	(694)	—	—	—	(694)
Purchase of outstanding warrants	—	—	(98)	—	—	—	—	—	(98)
Tax benefit of stock option exercises	—	—	151	—	—	—	—	—	151
Issuance of common stock under employee stock purchase plan	59,108	1	203	—	—	—	—	—	204

Balance, December 31, 2002	23,925,742	239	117,077	(1,830,162)	(4,643)	(9)	(55,981)	—	56,683
Comprehensive income:
Net earnings	—	—	—	—	—	—	35,806	—	35,806
Exercise of stock options	889,304	9	2,857	—	—	—	—	—	2,866
Issuance of common stock under employee stock purchase plan	32,593	—	392	—	—	—	—	—	392
Tax benefit of stock option exercises	—	—	7,060	—	—	—	—	—	7,060
Exercise of warrants	73,105	1	97	—	—	—	—	—	98

Balance, December 31, 2003	24,920,744	249	127,483	(1,830,162)	(4,643)	(9)	(20,175)	—	102,905
Comprehensive income:
Net earnings	—	—	—	—	—	—	31,607	—	31,607
Foreign currency translation adjustment	—	—	—	—	—	—	—	600	600

Comprehensive income	—	—	—	—	—	—	31,607	600	32,207

Exercise of stock options	379,887	4	1,460	—	—	—	—	—	1,464
Issuance of common stock under employee stock purchase plan	20,492	—	436	—	—	—	—	—	436
Exercise of warrants	117,085	1	(1)	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	2,949	—	—	—	—	—	2,949

Balance, December 31, 2004	25,438,208	$254	$132,327	(1,830,162)	$(4,643)	$(9)	$11,432	$600	$139,961

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$31,607	$35,806	$14,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,549	3,910	3,488
Gain on sale of investment	—	—	(162)
Stock-based compensation	—	—	93
Compensation expense in exchange for note reduction	173	172	195
Tax benefit of stock option exercises	2,949	7,060	151
Deferred income taxes	11,680	(15,720)	—
Recovery of marketing payment	—	—	(694)
Cumulative effect of change in accounting principle	—	—	(225)
Other	—	—	17
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(1,705)	(606)	(1,487)
Prepaid expenses	1,088	1,063	603
Other assets	(985)	(1,115)	(168)
(Decrease) increase in:
Accounts payable and accrued expenses	1,465	26	(981)
Deferred revenue	500	2,033	1,209

Net cash provided by operating activities	51,321	32,629	16,356

Cash flows from investing activities:
Purchases of available-for-sale investments	(7,075)	(14,000)	—
Purchases of held-to-maturity investments	(36,871)	(16,947)	—
Proceeds from sale of investment	—	—	170
Purchase of property and equipment	(6,981)	(3,566)	(2,829)
Proceeds from the sale of equipment	—	73	—
Acquisition of business, net of cash received	(8,607)	(757)	—
Purchase of intangible asset	(5,374)	(200)	(200)
Repayment of notes receivable	—	540	204
Payment of accrued exit costs	(503)	—	(233)

Net cash used in investing activities	(65,411)	(34,857)	(2,888)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	436	392	204
Exercise of stock options and warrants	1,464	2,964	1,519
Purchase of outstanding warrants	—	—	(98)
Repayment of long-term debt	(1,972)	(1,023)	(1,403)

Net cash (used in) provided by financing activities	(72)	2,333	222

Effect of exchange rate changes on cash and cash equivalents	94	—	—

Net (decrease) increase in cash and cash equivalents	(14,068)	105	13,690
Cash and cash equivalents at beginning of year	32,882	32,777	19,087

Cash and cash equivalents at end of year	$18,814	$32,882	$32,777

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1. The Company

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; document management solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and email marketing services; call management and conference calling; and a bundled suite of these services. j2 Global markets its services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM and jBlast®.

The Company delivers many of its services through its global telephony/Internet Protocol (“IP”) network, which covers more than 1,500 cities in 22 countries across 5 continents. j2 Global has created this network, and continuously seeks to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for its equipment. The Company maintains and seeks to grow an inventory of telephone numbers to be assigned to new customers. As of December 31, 2004, j2 Global had more than 8.7 million telephone numbers deployed to its customers. In addition to growing its business internally, the Company has used small acquisitions to grow its customer base, enhance its technology and acquire skilled personnel.

2. Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(d) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments”, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2004 and 2003, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

(e) Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of ninety days or less at the purchase date.

(f) Investments

The Company accounts for its short-term and long-term investments in debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity.

Auction rate securities are classified as available-for-sale investments and are carried at their fair value. At December 31, 2004 and 2003, the aggregate amount of auction securities were $21.1 million and $14.0 million, respectively, and are included in short-term investments in the accompanying consolidated balance sheets. As of December 31, 2004, the auction rate debt securities have stated maturities through 2008. The auction rate preferred securities have no stated maturity dates. Each of these securities have interest rates that reset periodically at established intervals of 30 days or less. At each auction reset, the Company has the option to hold its position, bid for a new interest rate or sell.

At December 31, 2004 and 2003, long-term held-to-maturity securities mature between one and two years from the date of the financial statements. The amortized cost of held-to-maturity securities approximates fair value.

There were no realized gains or losses on investments for the years ended December 31, 2004, 2003 and 2002. There were no restrictions on cash and cash equivalents or investments as of December 31, 2004.

Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income, however, at December 31, 2004 and 2003, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003 the Company had no investments with maturities of greater than two years.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2004, 2003 and 2002.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Foreign Currency

The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income. Realized gains and losses from foreign currency transactions are recognized as interest and other income.

(h) Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to seven years, respectively. The estimated useful life of fixtures, which are comprised primarily of leasehold improvements, as well as equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. The Company has capitalized certain internal use software and Website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 18 months to 3 years.

(i) Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies, and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from two to twenty years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

(j) Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

On a quarterly basis, the Company assessed whether events or changes in circumstances occur that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2004. Net long-lived assets amounted to approximately $22.2 million and $7.6 million as of December 31, 2004 and 2003, respectively.

(k) Income Taxes

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

(l) Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed plan stock options. These interpretations include Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, except for certain options issued in 1999, as discussed above, no compensation cost using the intrinsic value method has been recognized for stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net earnings, as reported	$31,607	$35,806	$14,317
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	2,307	1,909	1,272

Pro forma net income	$29,300	$33,897	$13,045

Basic net earnings per common share
As reported	$1.36	$1.58	$0.66

Pro forma	$1.26	$1.49	$0.60

Diluted net earnings per common share
As reported	$1.27	$1.42	$0.60

Pro forma	$1.19	$1.35	$0.55

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 were $21.62, $9.59 and $5.83, respectively, on the date of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	2.2%	2.0%	3.6%
Expected volatility	96%	100%	104%
Expected life (in years)	3.00	3.00	5.00

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

(m) Earnings Per Common Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 1,525,113, 2,451,194 and 2,145,280 in 2004, 2003 and 2002, respectively, were used in the calculation of diluted earnings per common share.

(n) Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(o) Segment Reporting

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

(p) Stock Dividend

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

(q) Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses.

(r) Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2004 presentation. Auction rate securities in the amount of $14.0 million have been reclassified from cash equivalents to short-term investments as of December 31, 2003 in the accompanying consolidated balance sheet. The reclassification had the effect of increasing the net purchases of investments, increasing net cash used in investing activities, and decreasing the net increase in cash and cash equivalents by $14.0 million as previously reported on the consolidated statement of cash flows for the year ended December 31, 2003.

(s) Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe it will have a material effect on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R is effective for the interim or annual periods beginning after June 15, 2005. SFAS 123R therefore becomes effective for the Company in the third quarter of fiscal 2005. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the adoption of SFAS 123R will have on the Company’s consolidated statement of income and financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on the Company’s consolidated statement of income and financial condition.

3. Business acquisitions

During 2004, the Company completed three acquisitions including the purchase of substantially all of the assets and operations of The Electric Mail Company Inc. (“Electric Mail”), a Canadian-based provider of outsourced email and value-added messaging services, in March 2004. The purchase price (in U.S. dollars), including acquisition costs, for Electric Mail was $6.1 million, which included current assets of $541,000, property and equipment of $298,000, current liabilities of $102,000 and capital lease obligations of $71,000 assumed as of the date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately $5.4 million, of which $1.7 million was allocated to identifiable intangible assets and $3.7 million was allocated to goodwill. The Company paid this amount of goodwill based upon the following factors: (a) management’s belief that it would achieve significant cost-savings upon completion of integration of Electric Mail’s business into the Company’s; (b) management’s belief that Electric Mail’s business was worth more under the Company’s control because of the Company’s greater Internet marketing expertise and the complementary nature of the two companies’ services; and (c) the fact that Electric Mail had an established, stable and on-going business.

For the other two acquisitions in 2004, the aggregate purchase price, including acquisition costs, was $2.7 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to one of the acquisitions. Any additional consideration paid as a result of the earn-out will be recorded as an additional cost of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired in these two acquisitions amounted to approximately $2.7 million, of which substantially all was allocated to identifiable intangible assets.

The Company has accounted for all three of these acquisitions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of the Company since the date of each respective acquisition. The results of operations for these entities during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been prepared. In addition, the Company completed two immaterial acquisitions during 2003.

4. Property and Equipment

Property and equipment, stated at cost, at December 31, 2004 and 2003 consisted of the following:

	2004	2003
	(In thousands)
Computers and related equipment	$23,844	$17,064
Furniture and equipment	615	550
Capital leases	986	1,588
Leasehold improvements	1,545	1,334

	26,990	20,536
Less: Accumulated depreciation and amortization	(14,604)	(13,942)

	$12,386	$6,594

Included in accumulated amortization at December 31, 2004 and 2003 is approximately $605,000 and $1.3 million, respectively, related to capital leases. Amortization expense related to capital leases aggregated $248,000, $231,000 and $240,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense was $3.7 million, $3.8 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Intangible Assets

In conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill and indefinite-lived intangible assets as of January 1, 2002 and found no impairment. During fiscal years 2002, 2003 and 2004, the Company assessed whether events or changes in circumstances occurred that potentially indicate that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2002, 2003 and 2004 and determined that the fair value of the Company’s goodwill and indefinite-live intangible assets were in excess of their carrying value as of December 31, 2002, 2003 and 2004. Consequently, no impairment charges were recorded in 2002, 2003 and 2004.

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

In 2002, the Company reduced the carrying amount of goodwill by $666,000. Such amount represented the difference between the actual settlement amount of acquisition integration costs and the previous estimated accrual.

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2004 are as follows (in thousands):

	Balance as of January 1, 2004	Additions	Amortization	Foreign Exchange Translation	Balance as of December 31, 2004
Goodwill	$15,616	$4,224	$—	$333	$20,173
Intangible assets with indefinite lives	1,268	141	—	—	1,409
Intangible assets subject to amortization	1,052	9,539	(886)	142	9,847

Total	$17,936	$13,904	$(886)	$475	$31,429

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2003 are as follows (in thousands):

	Balance as of January 1, 2003	Additions	Amortization	Purchase Price Adjustment	Balance as of December 31, 2003
Goodwill	$15,337	$497	$—	$(218)	$15,616
Intangible assets with indefinite lives	1,268	—	—	—	1,268
Intangible assets subject to amortization	719	461	(128)	—	1,052

Total	$17,324	$958	$(128)	$(218)	$17,936

Intangible assets with indefinite lives relate primarily to a trade name. As of December 31, 2004, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization period	Historical cost	Accumulated amortization	Net
Patents	10.63 years	$6,558	$570	$5,988
Technology	2.06 years	2,909	2,722	187
Customer relationships	4.85 years	2,408	410	1,998
Trade name	20 years	1,710	36	1,674

Total		$13,585	$3,738	$9,847

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization period	Historical cost	Accumulated amortization	Net
Patent	8 years	$1,005	$195	$810
Technology	2.07 years	2,715	2,627	88
Customer relationships	2.5 years	154	—	154

Total		$3,874	$2,822	$1,052

Amortization expense was $886,000, $128,000 and $207,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for fiscal years 2005 through 2009 is estimated to approximate $1.3 million, $1.2 million, $1.1 million, $1.1 million and $1.0 million, respectively.

6. Loans Payable

Loans payable consists of the following:

	As of December 31,
	2004	2003
	(In thousands, except interest rates)
Loan payable secured by certain computer equipment bearing interest at 8.80%. Quarterly principal and interest payments are approximately $56 through April 2005	$67	155
Unsecured loan payable bearing interest at 3.90%. Monthly principal and interest payments are approximately $9 from May 2004 to March 2005	28	—
Unsecured loan payable bearing interest at 3.57%. Monthly principal and interest payments are approximately $78 from September 2004 to July 2005	464	—
Unsecured loan payable bearing interest at 4.25%. Monthly principal and interest payments are approximately $132 through May 2004	—	520
Secured equipment leasing line of credit of borrowings up to $2,500, bearing interest at 5.8% subject to adjustment based on the 36-month Treasury rate. Repayment terms of 36 months commencing from the date of each drawn-down.	149	244
Unsecured loan payable to finance computer software bearing interest at 2.87%. Quarterly principal and interest payments are approximately $106 from July 2004 to April 2007	916	—

	1,624	919
Less current installments of loans payable	(938)	(813)

Loans payable, excluding current portion	$686	$106

At December 31, 2004, annual maturities of loans payable are as follows:

(In thousands)
2005	$938
2006	478
2007	208

$1,624

7. Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases which expire at various dates through 2009. Through mid-2003, the Company subleased a portion of its headquarters to a related party. The sub-lease required monthly payments of approximately $24,000 plus a pro-rata share of common expenses. Effective mid-2003, the Company took possession of and began to pay for the entire leased premises.

Future minimum lease payments at December 31, 2004, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments, are as follows:

	Capital leases	Operating leases
	(In thousands)
Fiscal Year:
2005	$283	$921
2006	146	848
2007	45	814
2008	—	814
2009	—	814
Thereafter	—	—

Total minimum lease payments	474	$4,211

Less amounts representing interest	(36)

Present value of net minimum lease payments	438
Less current installments of obligations under capital lease	(258)

Obligations of capital leases excluding current installments	$180

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1.1 million, $847,000 and $397,000, respectively.

Marketing Arrangements

As of December 31, 2004, the Company had minimum purchase commitments approximating $239,000 relating to a marketing arrangement.

8. Litigation

The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company has initiated litigation against two companies for infringing our patents. These lawsuits are described below:

j2 Global v. Venali, Inc.

In February 2004, the Company filed suit against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California, alleging that Venali infringed and continues to infringe two of its patents. In October 2004, the Company amended its complaint to include allegations that Venali also infringed and continues to infringe two additional of its patents. The Company is seeking a reasonable royalty for the infringement of all four patents, treble damages for the willful infringement of the first two patents, attorney’s fees, interest and costs. In November 2004, Venali counterclaimed for a declaratory judgment of invalidity and non-infringement of all four patents, attorney’s fees, interest and costs. The Company filed a reply opposing Venali’s amended counterclaims. The case is now in discovery.

j2 Global v. CallWave, Inc.

In August 2004, the Company filed suit against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California, alleging that CallWave infringed and continues to infringe one of its patents. In December 2004, the Company amended its complaint to add allegations that CallWave also infringed and continues to infringe two additional of its patents. The Company is seeking a reasonable royalty for the infringement of all three patents, treble damages for the willful infringement of two of these patents, attorney’s fees, interest and costs. In January 2005, CallWave filed an answer to the amended complaint, in which it denied infringing the patents, asserted affirmative defenses and requested a declaration of noninfringement and invalidity of the patents and attorneys’ fees and costs. The case is now in discovery.

9. Income Taxes

The provision for income tax consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$3,077	$7,307	$—
State	629	3,555	152
Foreign	226	—	—

Total current	3,932	10,862	152

Deferred:
Federal	10,453	(13,593)	—
State	1,316	(5,406)	—
Foreign	(89)	—	—

Total deferred	11,680	(18,999)	—

Total provision	$15,612	$(8,137)	$152

For the year ended December 31, 2004, the foreign component of the Company’s pre-tax income was approximately $5.6 million. The Company’s foreign pre-tax income for 2003 and 2002 was not material.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carry-forwards	$24,500	$37,218	$38,523
Tax credit carry-forwards	2,900	2,198	1,570
Accrued expenses	494	308	1,271
Other	(658)	(608)	437

	27,236	39,116	41,801
Less valuation allowance	(23,196)	(23,396)	(41,801)

Net deferred assets	$4,040	$15,720	$—

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has recorded a valuation allowance in the amount set forth above for certain tax credits and net operating loss carryforwards (“NOLs”) where it is not more likely than not the Company will receive future tax benefits. The net decrease in the valuation allowance for the years ended 2004, 2003 and 2002 was $0.2 million, $18.4 million and $2.7 million, respectively.

As of December 31, 2004, the Company had federal and state (California) NOLs of approximately $62.8 million and $28.6 million, respectively, although the Tax Reform Act of 1986 imposes substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. After giving effect to these restrictions, the Company currently estimates that approximately $2.3 million of the federal NOL and $10.2 million of the state NOL will be available for use before their expiration. These NOLs expire through the year 2021 for the federal NOL and 2013 for the state NOL. In addition, as of December 31, 2004, the Company had federal and state research and development tax credits of $1.4 million and $400,000, respectively, which expire through the year 2023 for federal purposes and last indefinitely for state purposes. The Company also has a federal Alternative Minimum Tax (“AMT”) credit of approximately $958,000 and a California AMT credit of approximately $192,000 at December 31, 2004. The federal AMT credit can be carried forward indefinitely.

The State of California suspended the use of NOLs for tax years beginning on or after January 1, 2002 and 2003. As a result, the Company was not permitted to utilize its California NOLs generated in prior years to offset 2002 or 2003 State of California taxable income.

As of December 31, 2004, U.S. income taxes have not been assessed on approximately $5.5 million of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely or offset by foreign tax credits.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory tax rate	35.0%	35.0%	34.0%
Change in valuation allowance	(0.7)%	(58.8)%	(32.0)%
State income taxes, net	2.7%	(4.3)%	0.7%
Foreign rate differential and other	(3.9)%	(1.3)%	(1.6)%

Effective tax rates	33.1%	(29.4)%	1.1%

During 2004 and 2003, the Company recorded a tax benefit of approximately $2.9 million and $7.1 million from the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options as a reduction of its income tax liability and increase in equity, respectively.

10. Stockholders’ Equity

In connection with a private placement offering completed in June 1998, the Company issued warrants (“Warrants”) to acquire shares of its Common Stock with an exercise price of $4.80 per share, expiring in June 2005. During 2004, warrants to acquire 15,784 shares were exercised on a cashless basis resulting in 12,435 shares of common stock being issued. At December 31, 2004, there remained outstanding Warrants to purchase a total of 227,968 shares.

In addition to the Warrants described above, in 1999 the Company issued warrants to a financing company and an Internet service provider to purchase an aggregate of 139,582 shares of Common Stock at $4.80 per share. During 2004, warrants to purchase 125,000 shares were exercised on a cashless basis resulting in 104,650 shares of Common Stock being issued. As of December 31, 2004, warrants to purchase 14,582 shares remained outstanding and expire in April 2005.

Pursuant to the terms of a 1999 marketing agreement, 52,000 common shares were tendered to the Company in 2002 as compensation for unfurnished subscriber acquisitions. The fair market value of approximately $694,000 assigned to the treasury shares and resulting gain on recovery was derived using the cost method of accounting for treasury stock. This amount is included as a reduction of sales and marketing expense in the accompanying statement of operations for 2002.

11. Stock Options and Employee Stock Purchase Plan

(a) Stock Options

In November 1997, the Company’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which has twice been amended and restated. Under the 1997 Plan, 5,000,000 authorized shares of Common Stock are reserved for issuance upon exercise of options or as restricted stock. An additional 420,000 shares are authorized for issuance upon exercise of options granted outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s Common Stock on the date of grant for non-statutory stock options. At December 31, 2004, 2003 and 2002, options to purchase 1,378,329, 1,003,550 and 1,140,030 shares of Common Stock were exercisable under and outside of the 1997 Plan, at a weighted average exercise price of $3.44, $3.27 and $3.31, respectively, and no shares of restricted stock were outstanding. Stock options generally expire after 10 years and vest over a three- to four-year period.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Number of shares	Weighted-average exercise price
Options outstanding at December 31, 2001	3,661,856	$2.58
Granted	505,000	7.47
Exercised	(705,358)	2.16
Canceled	(40,634)	4.46

Options outstanding at December 31, 2002	3,420,864	3.37
Granted	214,013	15.37
Exercised	(889,304)	3.22
Canceled	(115,947)	5.45

Options outstanding at December 31, 2003	2,629,626	4.29
Granted	398,792	21.62
Exercised	(379,887)	3.85
Canceled	(84,409)	10.91

Options outstanding at December 31, 2004	2,564,122	6.83

At December 31, 2004, the exercise prices of options granted under and outside the 1997 Plan ranged from $1.10 to $59.68, with a weighted-average remaining contractual life of 7.16 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

Range of Exercise Prices	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2004	Weighted Average Exercise Price
$1.10	64,422	6.02	$1.10	44,422	$1.10
1.88 – 2.68	1,314,289	6.83	1.94	875,091	1.93
3.00 – 4.13	315,649	5.36	3.89	315,649	3.89
4.80 – 7.05	240,526	7.39	6.98	70,026	6.84
7.65 – 9.39	39,500	7.18	8.76	21,500	8.76
12.22 – 16.17	188,572	8.25	13.91	38,767	13.85
19.09 – 27.13	345,877	9.18	20.34	2,594	21.01
31.29 – 45.06	46,507	9.67	32.83	1,500	45.06
49.81 – 59.68	8,780	5.09	51.49	8,780	51.49

$1.10 – $59.68	2,564,122	7.16	$6.83	1,378,329	$3.44

At December 31, 2004, there were 885,329 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan, and no additional shares available for grant outside of the 1997 Plan.

(b) Employee Stock Purchase Plan

In May of 2001, the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,000,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 2004, 2003 and 2002, 20,492, 32,593 and 59,108 shares, respectively, were purchased at prices ranging from $1.42 to $24.41 per share. As of December 31, 2004, 870,129 shares were available under the Purchase Plan for future issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except share and per share data)
Numerator for basic and diluted income per common share:
Net earnings	$31,607	$35,806	$14,317
Denominator:
Weighted average outstanding shares of common stock	23,312,744	22,731,894	21,648,260
Dilutive effect of:
Employee stock options	1,326,217	2,137,672	1,982,740
Warrants	198,896	313,522	162,540

Common stock and common stock equivalents	24,837,857	25,183,088	23,793,540

Net earnings per share:
Basic	$1.36	$1.58	$0.66

Diluted	$1.27	$1.42	$0.60

For the years ended December 31, 2004, 2003 and 2002, there were 13,996, 15,582 and zero warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14. Related Party Transactions

(a) Lease and Related Cost Sharing Arrangements

During the last three fiscal years, the Company entered into several transactions with companies that are affiliated with the Chairman of the Company’s Board of Directors. These transactions arose because the Company and these firms affiliated with its Chairman have maintained offices at the same location, and consist primarily of lease and related cost-sharing arrangements.

For fiscal 2004, 2003 and 2002, respectively, the Company received zero, $109,000 and $263,000 under a sublease with an entity indirectly controlled by its Chairman. In addition, the Company incurred approximately $14,000, $39,000 and $66,000 in expenses on behalf of firms affiliated with its Chairman during 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, these entities affiliated with its Chairman owed the Company $13,000 and $33,000, respectively. These amounts are included in other assets in the accompanying balance sheets.

The Company believes that the leases and sublease referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b) Consulting Services

The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by its Chairman. For each of the years ended December 31, 2004, 2003 and 2002, the Company paid Orchard Capital $276,000 for these services.

(c) Notes Receivable

As of December 31, 2003, the Company had a non-recourse note receivable, which is included in other assets, aggregating $173,000, due from Boardrush Media LLC, a related party. As of December 31, 2004, this note was fully repaid.

15. Supplemental Non-cash Financing and Investing Activities

Cash paid for interest during the years ended December 31, 2004, 2003 and 2002 approximated $87,000, $67,000 and $103,000, respectively, substantially all of which related to long-term debt and capital leases.

The Company paid cash of approximately $1.8 million, $64,000 and $4,000 for taxes during the years ended December 31, 2004, 2003 and 2002.

During 2004, 2003 and 2002, the Company entered into capital lease and loan arrangements for certain equipment and software. Equipment and software acquired under capital leases approximated $458,000, $239,000 and $101,000 during 2004, 2003 and 2002, respectively. Equipment and software acquired under loan arrangements approximated $1.4 million, zero and $543,000 during 2004, 2003 and 2002, respectively.

During 2002, the Company acquired treasury shares for approximately $227,000 in exchange for the reduction of notes receivable from shareholders.

In 2004, 2003 and 2002, the Company entered into loan arrangements approximating $944,000, $1.1 million and $695,000 to finance certain corporate insurance policies, respectively.

During 2004, 2003 and 2002, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $2.9 million, $7.1 million and $151,000, respectively.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)
Net sales	$29,799	$27,771	$25,831	$22,942
Gross profit	25,351	23,408	21,768	19,302
Net earnings	9,590	8,129	7,489	6,399
Net earnings per common share:
Basic	$0.41	$0.35	$0.32	$0.28
Diluted (1)	$0.41	$0.32	$0.29	$0.25
Weighted average shares outstanding (2):
Basic	23,566,518	23,348,269	23,211,954	23,121,054
Diluted	25,270,872	25,572,432	25,584,617	25,564,338

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)
Net sales	$20,474	$18,903	$17,037	$15,208
Gross profit	16,902	15,409	13,790	12,198
Net earnings	17,626	7,200	5,947	5,033
Net earnings per common share:
Basic	$0.76	$0.32	$0.27	$0.23
Diluted	$0.69	$0.28	$0.24	$0.21
Weighted average shares outstanding(2):
Basic	23,074,027	22,857,057	22,619,854	22,291,340
Diluted	25,670,034	25,493,305	25,203,170	24,697,258

(1)	Diluted earnings per share for the fourth quarter reflects a cumulative adjustment of $0.03 per share. The adjustment has been made to correct an understatement of diluted earnings per share of $0.01 per share for each of the first three quarters caused by the exclusion of the tax benefit of nonqualifying stock option exercises in the treasury stock component of the Company’s weighted average share calculation.
(2)	The sum of the per share amounts may not equal per share amounts reported for year to date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, j2 Global’s management, with the participation of our President (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our President (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Management’s Report on Internal Control over Financial Reporting

Management of j2 Global Communications, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

j2 Global Communications, Inc.

Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting,, that j2 Global Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 25, 2005

(d) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors”, “Corporate Governance—Code of Business Conduct and Ethics”, “Executive Officers” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Incorporated by reference from the information under the captions “Board and Board Committee Information—Director Compensation,” “Executive Officer Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information under the captions “Executive Officer Compensation and Other Matters” and “Information Regarding Beneficial Ownership of Principal Stockholders and Management” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information under the captions “Information About j2 Global’s Auditors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)

3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (3)

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.2	By-laws, as amended and restated (1)

4.1	Specimen of Common Stock certificate (6)

9.1	Securityholders’ Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)

10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (8)

10.2	j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (7)

10.3	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (5)

10.3.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (10)

10.4	Employment Agreement for Scott Jarus dated June 20, 2001 (9)

10.4.1	Promissory Note Secured by Deed of Trust, issued by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.4.2	Deed of Trust granted by Scott Jarus and Rebecca Jarus to j2 Global on July 19, 2001 (9)

10.5	Redemption Agreement dated June 20, 2001 among j2 Global and the Shareholders referred to therein (9)

10.6	Stock Purchase Agreement dated December 13, 2001 among j2 Global and the Shareholders referred to therein (10)

10.7	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)

10.8	Consulting Agreement for Boardrush Media LLC, dated as of March 17, 1997 (1)

10.8.1	Modification Agreement between Boardrush Media, LLC and j2 Global (5)

10.8.2	Second Modification Agreement between Boardrush Media, LLC and j2 Global (10)

10.8.3	Second Amended and Restated Promissory Note issued by Boardrush LLC to j2 Global dated January 1, 2000 due December 31, 2004 (10)

10.9	Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)

10.10	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)

10.11	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)

10.12	Stock Option Agreement, dated as of January 24, 1997, by and among JFAX Communications, Inc. and Michael P. Schulhof (2)

10.13	Letter, dated as of June 30, 1998, to Michael P. Schulhof from Richard S. Ressler regarding the Stock Option Agreement, dated as of January 24, 1997, between JFAX Communications, Inc. and Michael P. Schulhof (2)

10.14	Purchase Agreement dated as of July 2, 1998, relating to $5 million of preferred stock and Warrants (2)

10.14.1	Consent to Amendment of Purchase Agreement, dated as of April 16, 1999 (2)

10.14.2	Form of warrant pursuant to such Purchase Agreement (2)

10.15	Investment Agreement among JFAX Communications, Inc., Jens Muller, John F. Rieley and Boardrush LLC and Orchard/JFAX Investors, LLC and Richard S. Ressler, dated as of March 14, 1997 and effective as of March 17, 1997 (2)

21.1	List of subsidiaries of j2 Global

Exhibit No.	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on May 26, 1999, Registration No. 333-76477.
(3)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on March 30, 2000.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(5)	Incorporated by reference to the Company’s Report on Form 10-K/A filed with the Commission on April 30, 2001
(6)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 15, 2001.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on July 12, 2001, Registration No. 333-64986.
(8)	Incorporated by reference to the Company’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(9)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2001.
(10)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on April 1, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2005.

j2 Global Communications, Inc.

By:	/s/ SCOTT M. JARUS
Scott M. Jarus President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 25, 2005.

Signature	Title
/S/ SCOTT M. JARUS Scott M. Jarus	President (Principal Executive Officer)

/S/ R. SCOTT TURICCHI R. Scott Turicchi	Chief Financial Officer (Principal Financial Officer)

/S/ GREGGORY KALVIN Greggory Kalvin	Chief Accounting Officer (Principal Accounting Officer)

/S/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/S/ JOHN F. RIELEY John F. Rieley	Director

/S/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

/S/ ROBERT J. CRESCI Robert J. Cresci	Director

/S/ DOUGLAS Y. BECH Douglas Y. Bech	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (a) and recoveries	Reclassifications and Other (b)	Balance at End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$260	$432	$(142)	$—	$550
Year Ended December 31, 2003:
Allowance for doubtful accounts	$254	$280	$(274)	$—	$260
Year Ended December 31, 2002:
Allowance for doubtful accounts	$1,279	$500	$(864)	$(661)	$254

(a)	Represent specific amounts written off that were considered to be uncollectible.
(b)	Amounts substantially relate to accounts receivable from the acquisition of eFax.com.