Form 10-Q
period 2005-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2005-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes ☒ No ☐

As of April 14, 2005, the registrant had 23,715,522 shares of Common Stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX
			PAGE

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	16

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	16

	Item 6.	Exhibits	17

	Signatures		18

	Index of Exhibits		19
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,507	$18,814
Short-term investments	54,125	47,225
Accounts receivable,
net of allowances of $615 and $529, respectively	9,940	8,227
Prepaid expenses and other current assets	2,578	2,873
Deferred income taxes	2,520	2,520
Total current assets	85,670	79,659

Long-term investments	27,861	27,753
Property and equipment, net	13,609	12,386
Goodwill	20,344	20,173
Other purchased intangibles, net	17,707	11,256
Other assets	175	170
Deferred income taxes	1,520	1,520
Total assets	$166,886	$152,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$6,364	$5,324
Income taxes payable	1,838	192
Deferred revenue	5,428	5,378
Current portion of long-term debt	965	1,196
Total current liabilities	14,595	12,090

Long-term debt	593	866
Total liabilities	15,188	12,956

Total stockholders' equity	151,698	139,961
Total liabilities and stockholders' equity	$166,886	$152,917

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Subscriber	$31,275	$22,062
Other	949	880
	32,224	22,942

Cost of revenues	6,497	4,805

Gross profit	25,727	18,137

Operating expenses:
Sales and marketing	5,462	3,779
Research, development and engineering	1,761	1,050
General and administrative	5,145	3,317

Total operating expenses	12,368	8,146

Operating earnings	13,359	9,991

Interest and other income, net	597	186

Earnings before income taxes	13,956	10,177

Income tax expense	3,768	3,778

Net earnings	$10,188	$6,399

Net earnings per common share:
Basic	$0.43	$0.28
Diluted	$0.40	$0.25

Weighted average shares outstanding:
Basic	23,666,910	23,121,054
Diluted	25,382,088	25,564,338

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$10,188	$6,399
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,689	1,028
Compensation expense in exchange for note reduction	—	43
Tax benefit of stock option exercises	1,273	369
Deferred income taxes	—	3,248
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	(1,531)	(1,237)
Prepaid expenses	247	374
Other assets	43	(312)
(Decrease) increase in:
Accounts payable and accrued expenses	157	(59)
Income taxes payable	1,646	—
Deferred revenue	50	399
Net cash provided by operating activities	13,762	10,252

Cash flows from investing activities:
Net redemptions (purchases) of available-for-sale investments	3,950	(250)
Net purchases of held-to-maturity investments	(10,957)	(3,443)
Purchases of property and equipment	(2,473)	(319)
Acquisition of businesses, net of cash received	(3,587)	(6,020)
Purchases of intangible assets	(2,869)	(74)
Net cash used in investing activities	(15,936)	(10,106)

Cash flows from financing activities:
Issuance of common stock under employee
stock purchase plan	124	114
Exercise of stock options and warrants	311	124
Repayment of long-term debt	(501)	(527)
Net cash used in financing activities	(66)	(289)

Effect of exchange rate changes on cash and cash equivalents	(67)	—

Net decrease in cash and cash equivalents	(2,307)	(143)
Cash and cash equivalents at beginning of period	18,814	32,882
Cash and cash equivalents at end of period	$16,507	$32,739

See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; document management solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and email marketing services; call management and conference calling; and a bundled suite of these services. j2 Global markets its services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements and related financial schedules are unaudited. The Company’s interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2005.

The results of operations for these interim periods are not necessarily indicative of the operating results for the full year or for any future period.

Certain prior year reported amounts have been reclassified to conform with the current year presentation. Included in these reclassifications were auction rate securities in the amount of $14.0 million and $14.3 million as of December 31, 2003 and March 31, 2004, respectively, which have been reclassified from cash equivalents to short-term investments in the accompanying consolidated statement of cash flows. The reclassification had the effect of increasing the net purchases of available-for-sale investments, increasing net cash used in investing activities, and decreasing the net increase in cash and cash equivalents by $0.3 million as previously reported on the consolidated statement of cash flows for the three months ended March 31, 2004. In addition, certain amounts in the accompanying consolidated balance sheet and statement of cash flows have been reclassified since previously reported in our press release dated April 18, 2005 based upon updated information, resulting in a decrease in cash and cash equivalents of $3.4 million, an increase of $1.2 million in short-term investments, a decrease of $0.3 million in accounts receivable and an increase of $2.5 million in long-term investments.

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses. Comprehensive income was approximately $10.0 million and $6.4 million for the three months ended March 31, 2005 and 2004, respectively. Net translation losses for the three months ended March 31, 2005 and 2004 were $159,000 and zero, respectively.

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

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost using the intrinsic value method has been recognized for stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net earnings, as reported	$10,188	$6,399
Deduct: Stock based employee compensation
expense determined under the fair
value-based method for all awards,
net of related tax effect	(674)	(488)
Pro forma net earnings	$9,514	$5,911

Basic net earnings per common share:
As reported	$0.43	$0.28
Pro forma	$0.40	$0.26

Diluted net earnings per common share:
As reported	$0.40	$0.25
Pro forma	$0.38	$0.23

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which stated SFAS 123R was effective for the interim or annual periods beginning after June 15, 2005. However, on April 15, 2005, the SEC issued Final Rule No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment”. The SEC’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. SFAS 123R therefore becomes effective for the Company in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the “modified prospective transition” method or the “modified retrospective transition” method. The Company is currently evaluating the effect that the adoption of SFAS 123R will have on the Company’s consolidated statement of income and financial condition.

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

NOTE 5 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
Numerator for basic and diluted net
earnings per common share:
Net earnings	$10,188	$6,399

Denominator:
Weighted average outstanding shares of
common stock	23,666,910	23,121,054
Dilutive effect of:
Employee stock options	1,505,298	2,184,999
Warrants	209,880	258,285
Common stock and common stock equivalents	25,382,088	25,564,338

Net earnings per share:
Basic	$0.43	$0.28
Diluted	$0.40	$0.25

NOTE 6 - ACQUISITION

In January 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price, including acquisition costs, for this acquisition was $3.6 million, payable in cash at closing. The transaction has been accounted for using the purchase method and, accordingly, the results of operations for this acquisition have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of identifiable net liabilities acquired amounted to $4.0 million. As of the date of this report, the Company has not completed the allocation of excess purchase price between goodwill and identifiable intangible assets. The results of operations for this acquisition during periods prior to the acquisition date were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not prepared.

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. Identifiable intangible assets subject to amortization are being amortized using the straight-line method over estimated useful lives ranging from two to twenty years.

The changes in carrying amount of goodwill and other intangible assets for the three months ended March 31, 2005 are as follows (in thousands):

	Balance as of January 1, 2005	Additions	Amortization	Foreign Exchange Translation	Balance as of March 31, 2005
Goodwill	$20,173	$200	$—	$(29)	$20,344
Intangible assets with indefinite lives	1,409	—	—	—	1,409
Intangible assets subject to amortization	9,847	2,869	(409)	(54)	12,253
Other - unallocated (refer to Note 6)	—	4,045	—	—	4,045
Total	$31,429	$7,114	$(409)	$(83)	$38,051

Intangible assets with indefinite lives relate primarily to a trade name. As of March 31, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	period	cost	amortization	Net
Patents	10.35 years	$9,414	$731	$8,683
Technology	2.47 years	2,920	2,830	90
Customer relationships	4.86 years	2,356	523	1,833
Trade name	20 years	1,710	63	1,647
Total		$16,400	$4,147	$12,253

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2005 and 2004 approximated $409,000 and $78,000, respectively. Amortization expense is estimated to approximate $1.7 million, $1.6 million, $1.5 million, $1.5 million and $1.2 million for fiscal years 2005 through 2009, respectively.

NOTE 8 - INCOME TAXES

Income tax expense amounted to approximately $3.8 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. During the quarter ended March 31, 2004, deferred income taxes decreased by $3.2 million primarily due to the offset of the Company’s tax liability against available net operating loss and tax credit carry-forwards.

Income tax expense for the three months ended March 31, 2005 is based on our worldwide estimated effective annual tax rate of approximately 27%.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three-month periods ended March 31, 2005 and 2004 approximated $22,000 and $19,000, respectively, substantially all of which related to long-term debt.

The Company paid zero cash and approximately $330,000, respectively, for income taxes during the three-month periods ended March 31, 2005 and 2004.

Through the three months ended March 31, 2005 and 2004, the Company recorded the tax benefit from the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $1.3 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION AND DESCRIPTION OF BUSINESS

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions; document management solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and email marketing services; call management and conference calling; and a bundled suite of these services. We market our services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 1,500 cities in 23 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email, call management and conference calling and a bundled suite of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. We also generate revenue from advertising and revenue share on premium rate DIDs issued to non-paid subscribers (sometimes referred to as “Free” subscribers). Of the more than 9.0 million telephone numbers (or DIDs) deployed as of March 31, 2005, approximately 598,000 were serving paying subscribers, with the balance deployed to Free subscribers.

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

The following table sets forth key operating metrics of our Company for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
	(In thousands)

Free service telephone numbers	8,449	5,843
Paying telephone numbers	598	435
Total active telephone numbers	9,047	6,278

	Three Months Ended March 31,
	2005	2004
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$22,773	$16,021
Variable	8,502	6,041
Total subscriber revenues	$31,275	$22,062

Percentage of total subscriber revenues:
Fixed	72.8%	72.6%
Variable	27.2%	27.4%

Revenues:
DID based	$30,186	$21,664
Non-DID based	2,038	1,278
Total revenues	$32,224	$22,942

Average monthly revenue per paying
telephone number(1)	$16.85	$16.68

(1)See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the three months ended March 31, 2005, there have been no changes in the Company’s critical accounting policies described in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2005.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. We have only tracked this ratio since fiscal year 2003 so data is not available prior to 2003. Over the past nine quarters, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $31.3 million and $22.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase in subscriber revenues was due to an increase in our base of paying subscribers. The increase in our base of paid subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, Free-to-Paid subscriber upgrades, small to mid-sized corporate sales, direct large enterprise and government sales and direct marketing spend for Paid subscribers, net of cancellations.

Other Revenues. Other revenues were $949,000 and $880,000 for the three months ended March 31, 2005 and 2004, respectively. Other revenues consist primarily of advertising revenues generated by delivering email messages and banners on behalf of advertisers to our Free customers and the sale of our PaperMaster Pro document management software. The increase in other revenues was due primarily to an increase in PaperMaster software sales, offset slightly by a decrease in advertising revenues due to a continued decline in email advertising prices due to market conditions, notwithstanding an overall increase in the number of Free telephone numbers deployed.

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based revenues increased from $21.7 million to $30.2 million for the three-month periods ended March 31, 2004 and 2005, respectively.  The primary reason is the increase in the number of paid DIDs over this period. We would expect that DID based revenues will continue to be a dominant driver of total revenues.

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $6.5 million, or 20% of total revenues, and $4.8 million, or 21% of total revenues, for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services and incurring increased variable transmission costs associated with a larger subscriber base and increased usage. Cost of revenues as a percentage of revenues decreased as a result of increases in revenues over the same periods with a relatively stable level of cost of revenues.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $5.5 million, or 17% of total revenues, and $3.8 million, or 16% of total revenues, for the three months ended March 31, 2005 and 2004, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising and partner marketing spend and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Throughout 2004 and the first quarter of 2005, we experienced upward pricing pressure for certain Internet-based advertising.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $1.8 million, or 5% of total revenues, and $1.0 million, or 5% of total revenues, for the three months ended March 31, 2005 and 2004, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues remained fairly consistent year-over-year. For the rest of 2005, we expect research, development and engineering costs as a percentage of revenues to grow as we intend to increase spending to further develop and implement additional service features and functionality.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $5.1 million, or 16% of total revenues, and $3.3 million, or 14% of total revenues, for the three months ended March 31, 2005 and 2004, respectively. The increase in general and administrative expenses was primarily attributable to a combination of increased depreciation and amortization due to additional property and equipment and intangible assets, increased bad debt expense due to a growing customer base, additional personnel due to internal growth and acquisitions, and increased professional and consulting fees primarily related to compliance with the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net. Our interest and other income, net is generated primarily from interest income earned on cash, cash equivalents and short- and long-term investments, offset primarily by interest expense on long-term debt. Interest and other income, net amounted to $597,000 and $186,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $3.8 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. Income tax expense for the three months ended March 31, 2005 is based on a worldwide estimated effective annual tax rate for 2005 of approximately 27%. Our effective annual tax rate was approximately 33% for 2004. Our estimated effective annual tax rate for 2005 decreased to approximately 27% due to an increased percentage of our income being sourced in lower tax jurisdictions.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $16.5 million, short-term investments of $54.1 million and $27.9 million of long-term investments. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from March 31, 2005. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. We generate our cash primarily from payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and capital expenditures. Net cash provided by operating activities was $13.8 million and $10.3 million for the three months ended March 31, 2005 and 2004, respectively. More than two-thirds of our subscribers pay us by credit card and therefore our receivables from subscribers settle quickly. Allocations of our total cash and cash equivalents and short- and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities. Our cash and cash equivalents and short-term investments were $70.6 million at March 31, 2005.

Net cash used in investing activities was approximately $15.9 million and $10.1 million for the three months ended March 31, 2005 and 2004, respectively. For the first quarter of 2005, net cash used in investing activities was primarily attributable to net purchases of investments, acquisition of a business, purchases of intangible assets and purchases of property and equipment. For the first quarter of 2004, net cash used in investing activities was primarily comprised of acquisition of businesses and purchases of investments.

Net cash used in financing activities was approximately $66,000 and $289,000 for the three months ended March 31, 2005 and 2004, respectively. For the first quarters of 2005 and 2004, net cash used in financing activities was primarily comprised of repayments of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

For 2004 and in prior years, our cash payments related to the accrual of income tax expense were substantially offset by net operating losses and tax credit carryforwards. As of December 31, 2004, our usable federal NOLs and tax credit carryforwards were approximately $2.3 million and $2.3 million, respectively, and our usable state NOLs and tax credit carryforwards were approximately $10.2 million and $192,000, respectively. These usable federal and state NOLs were substantially exhausted in the first quarter of 2005. As a result, for 2005 we expect the amount of our cash tax payments primarily to depend upon the number of stock options exercised, which generally reduce taxable income.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FORWARD-LOOKING INFORMATION

 In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below, those identified in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2005 and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation;

o	Obtain large quantities of non-paying users on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

o	Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

o	Recruit and retain key personnel.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2005	2004
	(In thousands except average monthly revenue per paying telephone number)

DID based revenues	$30,186	$21,664

Less other revenues	1,065	781

Total paying telephone number revenues	$29,121	$20,883

Average paying telephone number monthly
revenue (total divided by number of months)	$9,707	$6,961

Number of paying telephone numbers

Beginning of period	554	400
End of period	598	435

Average of period	576	418

Average monthly revenue per paying telephone number(1)	$16.85	$16.68

(1)Due to rounding, individual numbers may not recalculate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are substantially denominated in US Dollars. During the balance of 2005 and in future years, we believe we will expand our international customer base and, as a result, we expect a greater level of foreign currency market risk.

We invest our cash primarily in high-grade interest-bearing securities. Our return on these investments is subject to interest rate fluctuations.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, j2 Global’s management, with the participation of Scott M. Jarus, our co-President and principal executive officer and R. Scott Turicchi, our Chief Financial Officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Messrs. Jarus and Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Changes in Internal Controls

There was no change in internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting except that in January 2005, the Company implemented a new accounting software application and certain business processes and accounting procedures have been modified as a result of this new system. In addition, the Company purchased a new fixed asset tracking system which it will be implementing throughout 2005. This system will improve the Company’s visibility into the physical location of its assets and their valuation at any moment in time.

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

j2 Global v. CallWave, Inc.

In August 2004, we filed suit against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California, alleging that CallWave infringed and continues to infringe one of our patents. In December 2004 and again in April 2005, we amended our complaint to add allegations that CallWave also infringed and continues to infringe three additional patents. We are seeking a reasonable royalty for the infringement of all three patents, treble damages for the willful infringement of two of these patents, attorney’s fees, interest and costs. In January 2005, CallWave filed an answer to our first amended complaint, in which it denied infringing the patents, asserted affirmative defenses and requested a declaration of non-infringement and invalidity of the patents and attorneys’ fees and costs. The case is now in discovery.

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

j2 Global Communications, Inc.

Date: May 9, 2005	By:	/s/ R. Scott Turicchi
R. Scott Turicchi
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2005	By:	/s/ Greggory Kalvin
Greggory Kalvin
Chief Accounting Officer (Principal Accounting Officer)

   INDEX TO EXHIBITS

Exhibit Number	Description

31(a)	Rule 13a-14(a) Certification by Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a) Certification by Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Section 1350 Certification by Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Section 1350 Certification by Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.