Form 10-Q
period 2005-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2005-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

As of August 4, 2005, the registrant had 24,480,786 shares of Common Stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED JUNE 30, 2005

INDEX
			PAGE

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	17

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	18

	Signatures		19

	Index of Exhibits		20
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,860	$18,814
Short-term investments	58,092	47,225
Accounts receivable,
net of allowances of $767 and $529, respectively	9,530	8,227
Prepaid expenses and other current assets	2,124	2,873
Deferred income taxes	2,520	2,520
Total current assets	90,126	79,659

Long-term investments	32,625	27,753
Property and equipment, net	14,260	12,386
Goodwill	19,919	20,173
Other purchased intangibles, net	21,250	11,256
Other assets	175	170
Deferred income taxes	1,520	1,520
Total assets	$179,875	$152,917

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$4,931	$5,324
Income taxes payable	2,605	192
Deferred revenue	5,835	5,378
Current portion of long-term debt	681	1,196
Total current liabilities	14,052	12,090

Long-term debt	491	866
Total liabilities	14,543	12,956

Total stockholders' equity	165,332	139,961
Total liabilities and stockholders' equity	$179,875	$152,917

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Subscriber	$34,080	$25,063	$65,355	$47,125
Other	805	768	1,754	1,648
	34,885	25,831	67,109	48,773

Cost of revenues	6,912	5,133	13,409	9,938

Gross profit	27,973	20,698	53,700	38,835

Operating expenses:
Sales and marketing	5,510	4,767	10,972	8,546
Research, development and engineering	1,663	1,264	3,424	2,314
General and administrative	5,464	3,664	10,609	6,981

Total operating expenses	12,637	9,695	25,005	17,841

Operating earnings	15,336	11,003	28,695	20,994

Interest and other income, net	733	352	1,330	538

Earnings before income taxes	16,069	11,355	30,025	21,532

Income tax expense	4,339	3,866	8,107	7,644

Net earnings	$11,730	$7,489	$21,918	$13,888

Net earnings per common share:
Basic	$0.49	$0.32	$0.92	$0.60
Diluted	$0.46	$0.29	$0.86	$0.54

Weighted average shares outstanding:
Basic	23,824,015	23,211,954	23,745,897	23,166,504
Diluted	25,430,940	25,584,617	25,422,974	25,524,611

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$21,918	$13,888
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	3,393	2,165
Compensation expense in exchange for note reduction	—	87
Tax benefit of stock option exercises	2,747	1,013
Deferred income taxes	—	6,013
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	(807)	(1,819)
Prepaid expenses	724	677
Other assets	28	(343)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,885)	975
Income taxes payable	2,413	—
Deferred revenue	458	640
Net cash provided by operating activities	28,989	23,296

Cash flows from investing activities:
Net purchases of available-for-sale investments	(125)	(3,950)
Net purchases of held-to-maturity investments	(15,615)	(6,222)
Purchases of property and equipment	(3,893)	(1,761)
Acquisition of businesses, net of cash received	(7,467)	(6,198)
Purchases of intangible assets	(3,337)	(4,819)
Net cash used in investing activities	(30,437)	(22,950)

Cash flows from financing activities:
Issuance of common stock under employee
stock purchase plan	278	211
Exercise of stock options and warrants	1,781	367
Repayment of long-term debt	(883)	(834)
Net cash provided by (used in) financing activities	1,176	(256)

Effect of exchange rate changes on cash and cash equivalents	(682)	3

Net (decrease) increase in cash and cash equivalents	(954)	93
Cash and cash equivalents at beginning of period	18,814	32,882
Cash and cash equivalents at end of period	$17,860	$32,975

See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. The Company leverages the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and broadcast email services; call management and conference calling; document management solutions; and a bundled suite of these services. j2 Global markets its services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, eFax ProTM, UniFaxTM, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

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

Certain prior year reported amounts have been reclassified to conform with the current year presentation. Included in these reclassifications were auction rate securities in the amount of $14.0 million and $18.0 million as of December 31, 2003 and June 30, 2004, respectively, which have been reclassified from cash equivalents to short-term investments in the accompanying consolidated statement of cash flows. The reclassification had the effect of increasing the net purchases of available-for-sale investments, increasing net cash used in investing activities, and decreasing the net increase in cash and cash equivalents each by $4.0 million from the amounts previously reported on the consolidated statement of cash flows for the six months ended June 30, 2004.

Comprehensive income was approximately $20.6 million and $13.9 million for the six months ended June 30, 2005 and 2004, respectively. The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses. Net translation losses for the six months ended June 30, 2005 and 2004 were $1.4 million and zero, respectively. Taxes have not been provided for foreign currency translation gains and losses as the Company intends to reinvest the undistributed earnings of its foreign subsidiaries.

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

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost using the intrinsic value method has been recognized for stock options granted to employees in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net earnings, as reported	$11,730	$7,489	$21,918	$13,888
Deduct: Stock-based employee compensation
expense determined under the fair
value-based method for all awards,
net of related tax effect	(675)	(336)	(1,350)	(823)
Pro forma net earnings	$11,055	$7,153	$20,568	$13,065

Basic net earnings per common share:
As reported	$0.49	$0.32	$0.92	$0.60
Pro forma	$0.46	$0.31	$0.87	$0.56

Diluted net earnings per common share:
As reported	$0.46	$0.29	$0.86	$0.54
Pro forma	$0.44	$0.28	$0.81	$0.51

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which in its final form will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe it will have a material effect on the Company’s financial condition or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable and requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on the Company’s consolidated statement of income and financial condition.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance should be applied prospectively and reasonably assured lease renewals should be considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after June 29, 2005. The Company is currently evaluating the effect that the adoption of EITF 05-6 will have on the Company’s consolidated statement of income and financial condition.

NOTE 5 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:

Net earnings	$11,730	$7,489	$21,918	$13,888

Denominator:
Weighted average outstanding shares of common stock	23,824,015	23,211,954	23,745,897	23,166,504
Dilutive effect of:
Employee stock options	1,442,090	2,078,497	1,494,924	2,065,314
Warrants	164,835	294,166	182,153	292,793
Common stock and common stock equivalents	25,430,940	25,584,617	25,422,974	25,524,611

Net earnings per share:
Basic	$0.49	$0.32	$0.92	$0.60
Diluted	$0.46	$0.29	$0.86	$0.54

NOTE 6 - ACQUISITIONS

During the six months ended June 30, 2005, the Company completed two acquisitions neither of which were material to the Company’s financial position at the date of acquisition. In the first acquisition, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. In the second acquisition, the Company purchased substantially all of the assets and operations of a California provider of fax-to-email and unified messaging services. The aggregate purchase price, including acquisition costs, for these two acquisitions was $7.8 million, payable in cash at closing, with a contingent holdback based on working capital requirements with respect to one of the acquisitions. The transactions have been accounted for using the purchase method and, accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company since the date of acquisition. The excess of the aggregate purchase price over the fair value of identifiable net assets acquired amounted to $7.7 million. As of the date of this report, the Company has not completed the allocation of excess aggregate purchase price between goodwill and identifiable intangible assets. The results of operations for these acquisitions during periods prior to the acquisition date were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not been prepared.

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

The changes in carrying amount of goodwill and other intangible assets for the six months ended June 30, 2005 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2005	Additions	Amortization	Translation	June 30, 2005
Goodwill	$20,173	$200	$—	$(454)	$19,919
Intangible assets with indefinite lives	1,409	64	—	—	1,473
Intangible assets subject to amortization	9,847	3,314	(870)	(216)	12,075
Other - unallocated (refer to Note 6)	—	7,702	—	—	7,702
Total	$31,429	$11,280	$(870)	$(670)	$41,169

Intangible assets with indefinite lives relate primarily to a trade name. As of June 30, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	period	cost	amortization	Net
Patents	10.39 years	$9,806	$(1,060)	$8,746
Technology	2.08 years	2,843	(2,718)	125
Customer relationships	4.88 years	2,095	(523)	1,572
Trade name	20 years	1,710	(78)	1,632
Total		$16,454	$(4,379)	$12,075

Amortization expense, included in general and administrative expense, during the six-month periods ended June 30, 2005 and 2004 approximated $870,000 and $230,000, respectively. Amortization expense is estimated to approximate $1.7 million, $1.6 million, $1.5 million, $1.5 million and $1.3 million for fiscal years 2005 through 2009, respectively.

NOTE 8 - INCOME TAXES

Income tax expense amounted to approximately $4.3 million and $3.9 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, income tax expense was $8.1 million and $7.6 million, respectively. During the six months ended June 30, 2004, deferred income taxes decreased by $6.0 million primarily due to the offset of the Company’s tax liability against available net operating loss and tax credit carry-forwards.

Income tax expense for the three and six months ended June 30, 2005 is based on our worldwide estimated effective annual tax rate of approximately 27%.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six-month periods ended June 30, 2005 and 2004 approximated $39,000 and $33,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $2.1 million and $787,000, respectively, for federal, state and foreign income taxes during the six-month periods ended June 30, 2005 and 2004.

In the second quarter of 2004, the Company entered into a loan arrangement totaling approximating $100,000 to finance a corporate insurance policy.

During the six months ended June 30, 2004, the Company entered into capital lease arrangements for certain computer equipment and software totaling approximately $168,000.

Through the six months ended June 30, 2005 and 2004, the Company recorded the tax benefit from the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $2.7 million and $1.0 million, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION AND DESCRIPTION OF BUSINESS

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. The Company leverages the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and broadcast email services; call management and conference calling; document management solutions; and a bundled suite of these services. We market our services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, eFax ProTM, UniFaxTM, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 1,500 cities in 25 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email, call management and conference calling and a bundled suite of these services. These are business services that enable our customers to be more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. We also generate revenue from advertising and revenue-share on premium rate international DIDs issued to non-paid subscribers (sometimes referred to as “Free” subscribers). Of the more than 9.3 million telephone numbers (or DIDs) deployed as of June 30, 2005, approximately 642,000 were serving paying subscribers, with the balance deployed to Free subscribers.

We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks. Our services are distributed worldwide primarily over the telephone and Internet networks, and thus, we do not consider our operations subject to any geographic segment reporting.

We generate a substantial portion of our revenues from subscribers that pay us for activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate a small percentage of our overall revenue from advertising and international “calling party pays” arrangements to Free subscribers. These Free advertising-supported subscribers also serve as a source for attracting new paid subscribers and provide us a cost-effective method for mass-marketing our eFax and jConnect services. This process of migrating advertising-supported customers to paid services is part of our life cycle management program. Through this program, we monitor usage levels of advertising-supported customers, send them promotional up-sell messages and cull out subscribers that do not adhere to the limitations on our Free services set forth in our customer agreements.

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

The following table sets forth key operating metrics of our Company for the three and six months ended June 30, 2005 and 2004:

	June 30,
	2005	2004
	(In thousands)

Free service telephone numbers	8,653	6,873
Paying telephone numbers	642	469
Total active telephone numbers	9,295	7,342

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$23,757	$17,750	$46,530	$33,770
Variable	10,323	7,313	18,825	13,355
Total subscriber revenues	$34,080	$25,063	$65,355	$47,125

Percentage of total subscriber revenues:
Fixed	69.7%	70.8%	71.2%	71.7%
Variable	30.3%	29.2%	28.8%	28.3%

Revenues:
DID based	$33,009	$24,057	$63,195	$45,721
Non-DID based	1,876	1,774	3,914	3,052
Total revenues	$34,885	$25,831	$67,109	$48,773

Average monthly revenue per paying
telephone number(1)	$17.21	$17.22

(1)	See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the six months ended June 30, 2005, there have been no changes in the Company’s critical accounting policies described in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2005.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. We have only tracked this ratio since fiscal year 2003, so data is not available prior to 2003. Over the past ten quarters, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $34.1 million and $25.1 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, subscriber revenues were $65.4 million and $47.1 million, respectively. The increase in subscriber revenues was due to an increase in our base of paying subscribers. We obtained these additional paid subscribers primarily from new sign-ups from subscribers coming directly to our websites, Free-to-Paid subscriber upgrades, small to mid-sized corporate sales, direct large enterprise and government sales and direct marketing spend for Paid subscribers, net of cancellations.

 Other Revenues. Other revenues were $805,000 and $768,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, other revenues were $1.8 million and $1.6 million, respectively. Other revenues consist primarily of advertising revenues generated by delivering email messages and banners on behalf of advertisers to our Free customers and the sale of our PaperMaster Pro document management software.

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues increased from $24.1 million to $33.0 million for the three-month periods ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2005 and 2004, DID-based revenues were $63.2 million and $45.7 million, respectively. The primary reason is the increase in the number of paid DIDs over this period. We would expect that DID-based revenues to continue to be a dominant driver of total revenues.

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $6.9 million, or 20% of total revenues, and $5.1 million, or 20% of total revenues, for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, cost of revenues was $13.4 million, or 20% of total revenues, and $9.9 million, or 20% of total revenues, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services and incurring increased variable transmission costs associated with a larger subscriber base and increased usage. Cost of revenues as a percentage of revenues remained fairly consistent year-over-year. For the balance of 2005, we expect cost of revenues as a percentage of revenues to be relatively stable.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $5.5 million, or 16% of total revenues, and $4.8 million, or 19% of total revenues, for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, sales and marketing expenses were $11.0 million, or 16% of total revenues, and $8.5 million, or 18% of total revenues, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising and partner marketing spend and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Throughout 2004 and the first half of 2005, we experienced upward pricing pressure for certain Internet-based advertising. We have a return on investment discipline-based approach to our Internet-based advertising and partner marketing spend which will cause sales and marketing costs as a percentage of total revenues to vary quarter-to-quarter.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $1.7 million, or 5% of total revenues, and $1.3 million, or 5% of total revenues, for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, research, development and engineering costs were $3.4 million, or 5% of total revenues, and $2.3 million, or 5% of total revenues, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues remained fairly consistent year-over-year. For the remainder of 2005, we expect research, development and engineering costs as a percentage of revenues to be relatively stable.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $5.5 million, or 16% of total revenues, and $3.7 million, or 14% of total revenues, for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, general and administrative costs were $10.6 million, or 16% of total revenues, and $7.0 million, or 14% of total revenues, respectively. The increase in general and administrative expenses was primarily attributable to a combination of increased depreciation and amortization due to additional property and equipment and intangible assets, increased bad debt expense due to a growing customer base, additional personnel due to internal growth and acquisitions, and increased professional and consulting fees primarily related to compliance with the Sarbanes-Oxley Act of 2002. For the remainder of 2005, we expect general and administrative expenses as a percentage of revenue to remain relatively stable excluding any incremental amortization expense of intangible assets from any future acquisitions and assuming no relevant change in accounting or related compliance standards.

Interest and Other Income, Net. This income is generated primarily from interest income earned on cash, cash equivalents and short- and long-term investments, offset primarily by interest expense on long-term debt. Interest and other income, net amounted to $733,000 and $352,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.3 million and $538,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $4.3 million and $3.9 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, income tax expense was $8.1 million and $7.6 million, respectively. Income tax expense for the six months ended June 30, 2005 is based on a worldwide estimated effective annual tax rate for 2005 of approximately 27%. Our effective annual tax rate was approximately 33% for 2004. The decrease in our effective annual tax rate from 2004 to 2005 was due to an increased percentage of our income being sourced from lower tax jurisdictions.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $17.9 million, short-term investments of $58.1 million and $32.6 million of long-term investments. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from June 30, 2005. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. We generate our cash primarily from payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and capital expenditures. Net cash provided by operating activities was $29.0 million and $23.3 million for the six months ended June 30, 2005 and 2004, respectively. More than two-thirds of our subscriber revenues are paid by credit card and therefore our receivables from subscribers settle quickly. Allocations of our total cash and cash equivalents and short- and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities. Our cash and cash equivalents and short-term investments were $76.0 million at June 30, 2005.

Net cash used in investing activities was approximately $30.4 million and $23.0 million for the six months ended June 30, 2005 and 2004, respectively. For the first half of 2005, net cash used in investing activities was primarily attributable to net purchases of investments, acquisition of businesses, purchases of property and equipment and purchases of intangible assets. For the first half of 2004, net cash used in investing activities was primarily comprised of purchases of investments and acquisition of businesses.

Net cash provided by financing activities of approximately $1.2 million was primarily comprised of proceeds from the exercise of stock options and warrants, and sale of common shares issued under our employee stock purchase plan, offset by repayments of long-term debt. Net cash used in financing activities of $256,000 for the six months ended June 30, 2004 was primarily comprised of repayments of long-term debt, offset by proceeds from the exercise of stock options and sale of common shares issued under our employee stock purchase plan.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation;

o	Obtain large quantities of non-paying users on a cost effective basis, and effectively derive revenues from those users through advertising to them and selling them paid services;

o	Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

o	Recruit and retain key personnel.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$33,009	$24,057	$63,195	$45,721

Less other revenues	994	707	2,060	1,488

Total paying telephone number revenues	$32,015	$23,350	$61,135	$44,233

Average paying telephone number monthly
revenue (total divided by number of months)	$10,672	$7,783	$10,189	$7,372

Number of paying telephone numbers

Beginning of period	598	435	554	400
End of period	642	469	642	469

Average of period	620	452	598	435

Average monthly revenue per paying telephone number(1)	$17.21	$17.22	$17.04	$16.96

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our designed disclosure control objectives.

As of the end of the period covered by this report, j2 Global’s management, with the participation of Scott M. Jarus, our principal executive officer and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Messrs. Jarus and Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Changes in Internal Controls

There was no change in internal control over financial reporting that occurred during the first half of 2005 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting except that in January 2005, the Company implemented a new accounting software application and certain business processes and accounting procedures have been modified as a result of this new system. In addition, the Company purchased a new fixed asset tracking system which it will be implementing throughout 2005. This system will improve the Company’s visibility into the physical location of its assets and their valuation at any moment in time.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows.

Overview of Offensive Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against five companies for infringing our patents. Although we believe that we have a reasonable basis to prevail in each of these cases, patent litigation is inherently uncertain and there can be no assurances that we will prevail. These lawsuits are described below:

Venali, Inc. We have pending lawsuits against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California for infringement of several of our patents.  The first complaint was filed in February 2004.  We are seeking a reasonable royalty for the infringement of these patents, treble damages for the willful infringement of certain of these patents, a permanent injunction against continued infringement of these patents and attorney’s fees, interest and costs.  Venali has counterclaimed for a declaratory judgment of invalidity and non-infringement of these patents and seeks attorneys’ fees, interest and costs. The cases are now in discovery.  Reexamination proceedings on two of the several patents in suit are pending with the U.S. Patent and Trademark Office.

CallWave, Inc. We also have pending lawsuits against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California for infringement of several of our patents.  The first complaint was filed in August 2004.  We are seeking a reasonable royalty for the infringement of these patents, treble damages for the willful infringement of certain of these patents, a permanent injunction against continued infringement of these patents and attorney’s fees, interest and costs.  CallWave has asserted affirmative defenses, counterclaimed for a declaratory judgment of invalidity and non-infringement and seeks attorneys’ fees, interest and costs. The cases are now in discovery.   A reexamination proceeding on one of the several patents in suit is pending with the U.S. Patent and Trademark Office.

Others. In addition to the cases above, during the third quarter of 2005 we have filed patent infringement lawsuits against EasyTEL Communications, Inc., Mijanda, Inc., and Protus IP Solutions Inc., all in the United States District Court for the Central District of California. In each case we are seeking a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorney’s fees, interest and costs. Each of these cases is in the preliminary stages.

Item 4.    Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Shareholders was held on May 4, 2005 in Los Angeles, California. There were 23,727,460 shares of our common stock entitled to be voted on March 23, 2005, the record date for the meeting. The following matter was submitted to our shareholders for a vote at the Annual Meeting:

To elect the following five directors nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:

Nominee	Votes Received	Withheld or Abstained
Douglas Y. Bech	20,556,460	1,156,702
Robert J. Cresci	20,472,797	1,240,365
Richard S. Ressler	17,737,945	3,975,217
John F. Rieley	17,680,079	4,033,083
Michael P. Schulhof	20,572,422	1,140,740

Item 6.    Exhibits

31(a)	Rule 13a-14(a) Certification of Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a) Certification of Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Section 1350 Certification of Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Section 1350 Certification of Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: August 8, 2005	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2005	By:	/s/ GREGGORY KALVIN
Greggory Kalvin
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

ExhibitNumber	Description

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.