Form 10-Q
period 2005-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2005-11-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of November 4, 2005, the registrant had 24,731,674 shares of Common Stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	19

Signatures		21

Index of Exhibits		22
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,556	$18,814
Short-term investments	85,571	47,225
Accounts receivable,
net of allowances of $731 and $529, respectively	9,790	8,227
Prepaid expenses and other current assets	3,252	2,873
Deferred income taxes	2,520	2,520
Total current assets	117,689	79,659

Long-term investments	29,508	27,753
Property and equipment, net	15,573	12,386
Goodwill	20,064	20,173
Other purchased intangibles, net	20,630	11,256
Other assets	102	170
Deferred income taxes	1,550	1,520
Total assets	$205,116	$152,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,887	$5,324
Income taxes payable	731	192
Deferred revenue	7,147	5,378
Current portion of long-term debt	659	1,196
Total current liabilities	13,424	12,090

Long-term debt	282	866
Total liabilities	13,706	12,956

Total stockholders’ equity	191,410	139,961
Total liabilities and stockholders’ equity	$205,116	$152,917

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Subscriber	$36,487	$26,985	$101,842	$74,110
Other	1,202	786	2,956	2,434
	37,689	27,771	104,798	76,544

Cost of revenues	8,105	5,455	21,514	15,393

Gross profit	29,584	22,316	83,284	61,151

Operating expenses:
Sales and marketing	5,742	4,729	16,714	13,275
Research, development and engineering	1,769	1,418	5,193	3,732
General and administrative	5,781	4,229	16,390	11,210

Total operating expenses	13,292	10,376	38,297	28,217

Operating earnings	16,292	11,940	44,987	32,934

Other income and expenses:
Gain on sale of investment	9,347	—	9,347	—
Interest and other income, net	861	505	2,192	1,043

Total other income and expenses	10,208	505	11,539	1,043

Earnings before income taxes	26,500	12,445	56,526	33,977

Income tax expense	8,311	4,316	16,418	11,960

Net earnings	$18,189	$8,129	$40,108	$22,017

Net earnings per common share:
Basic	$0.75	$0.35	$1.67	$0.95
Diluted	$0.71	$0.32	$1.58	$0.87

Weighted average shares outstanding:
Basic	24,369,865	23,348,269	23,956,172	23,227,534
Diluted	25,503,636	25,572,432	25,417,438	25,397,789

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$40,108	$22,017
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,187	3,455
Stock compensation expense	97	—
Compensation in exchange for note reduction	—	130
Tax benefit of stock option exercises	9,077	2,019
Deferred income taxes	(38)	8,688
Gain on sale of investment	(9,347)	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	(299)	(2,332)
Prepaid expenses	(292)	1,109
Other assets	(177)	(356)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,342)	1,344
Income taxes payable	545	(169)
Deferred revenue	1,421	631
Net cash provided by operating activities	44,940	36,536

Cash flows from investing activities:
Net purchases of available-for-sale investments	(25,695)	(4,125)
Net purchases of held-to-maturity investments	(14,386)	(24,517)
Purchases of property and equipment	(6,326)	(3,098)
Acquisition of businesses, net of cash received	(7,728)	(8,561)
Purchases of intangible assets	(3,787)	(4,860)
Payment of accrued exit costs	(43)	(348)
Proceeds from sale of investment	8,708	—
Net cash used in investing activities	(49,257)	(45,509)

Cash flows from financing activities:
Issuance of common stock under employee
stock purchase plan	389	325
Exercise of stock options and warrants	3,258	1,074
Repayment of long-term debt	(1,126)	(1,119)
Net cash provided by financing activities	2,521	280

Effect of exchange rate changes on cash and cash equivalents	(462)	29

Net decrease in cash and cash equivalents	(2,258)	(8,664)
Cash and cash equivalents at beginning of period	18,814	32,882
Cash and cash equivalents at end of period	$16,556	$24,218
See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. The Company leverages the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and broadcast email services; call management and conference calling; document management solutions; and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, eFax ProTM, UniFaxTM, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. The Company’s interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2005.

The results of operations for these interim periods are not necessarily indicative of the operating results for the full year or for any future period.

Certain prior year reported amounts have been reclassified to conform with the current year presentation. Included in these reclassifications were auction rate securities in the amount of $14.0 million and $18.1 million as of December 31, 2003 and September 30, 2004, respectively, which have been reclassified from cash equivalents to short-term investments in the accompanying consolidated statement of cash flows. The reclassification had the effect of increasing the net purchases of available-for-sale investments, increasing net cash used in investing activities, and increasing the net decrease in cash and cash equivalents each by $4.1 million from the amounts previously reported on the consolidated statement of cash flows for the nine months ended September 30, 2004.

Comprehensive income was approximately $18.1 million and $8.0 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, comprehensive income was approximately $38.6 million and $21.9 million, respectively. The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses. For the three months ended September 30, 2005 and 2004, net translation losses were $0.1 million and $0.2 million, respectively. Net translation losses for the nine months ended September 30, 2005 and 2004 were $1.5 million and $0.2 million, respectively. Taxes have not been provided for foreign currency translation gains and losses as the Company intends to reinvest the undistributed earnings of its foreign subsidiaries.

NOTE 2 - ACCOUNTING FOR STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed plan stock options and restricted stock. These interpretations include Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

As of September 30, 2005, the Company had 2,510,363 options outstanding with a weighted-average exercise price of $15.63 and 155,000 shares outstanding in restricted stock. The Company applies APB Opinion No. 25 in accounting for stock options and restricted stock and, accordingly, no compensation cost using the intrinsic value method has been recognized for stock options granted to employees in the accompanying financial statements and compensation cost for restricted stock granted of approximately $97,000 has been recognized for the three months ended September 30, 2005. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net earnings, as reported	$18,189	$8,129	$40,108	$22,017
Deduct: Stock-based employee compensation
expense determined under the fair
value-based method for all awards,
net of related tax effect	(850)	(499)	(2,200)	(1,323)
Pro forma net earnings	$17,339	$7,630	$37,908	$20,694

Basic net earnings per common share:
As reported	$0.75	$0.35	$1.67	$0.95
Pro forma	$0.71	$0.33	$1.58	$0.89

Diluted net earnings per common share:
As reported	$0.71	$0.32	$1.58	$0.87
Pro forma	$0.68	$0.30	$1.50	$0.81

SFAS No. 123R, “Share-Based Payment” (“FAS 123R”), becomes effective for the Company in the first quarter of fiscal 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the “modified prospective transition” method or the “modified retrospective transition” method. The Company is currently evaluating the effect that the adoption of FAS 123R will have on the Company’s financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable and requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect, if any, that the adoption of SFAS 154 will have on the Company’s financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance is applied prospectively and reasonably assured lease renewals are considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115,“Accounting for Certain Investments in Debt and Equity Securities”. This standard is effective for fiscal periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FSP Nos. FAS 115-1 and FAS 124-1 will have on the Company’s financial statements.

NOTE 4 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, warrants and restricted stock using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:

Net earnings	$18,189	$8,129	$40,108	$22,017

Denominator:
Weighted average outstanding shares of common stock	24,369,865	23,348,269	23,956,172	23,227,534
Dilutive effect of:
Employee stock options	1,059,543	2,025,137	1,276,946	1,974,866
Warrants	5	199,026	112,625	195,389
Restricted stock	74,223	—	71,695	—
Common stock and common stock equivalents	25,503,636	25,572,432	25,417,438	25,397,789

Net earnings per share:
Basic	$0.75	$0.35	$1.67	$0.95
Diluted	$0.71	$0.32	$1.58	$0.87

NOTE 5 - ACQUISITIONS

During the nine months ended September 30, 2005, the Company completed two acquisitions neither of which were material to the Company’s financial position at the date of acquisition. In the first acquisition, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. In the second acquisition, the Company purchased substantially all of the assets and operations of a California provider of fax-to-email and unified messaging services. The aggregate purchase price, including acquisition costs, for these two acquisitions was $7.8 million, payable in cash at closing, with a contingent holdback based on working capital requirements with respect to one of the acquisitions. The transactions have been accounted for using the purchase method and, accordingly, the results of operations for these acquisitions have been included in the consolidated results of the Company since the date of acquisition. The excess of the aggregate purchase price over the fair value of identifiable net assets acquired amounted to $7.6 million. As of the date of this report, the Company has not completed the allocation of excess aggregate purchase price between goodwill and identifiable intangible assets. The results of operations for these acquisitions during periods prior to the acquisition date were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not been prepared.

NOTE 6 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

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

The changes in carrying amount of goodwill and other intangible assets for the nine months ended September 30, 2005 are as follows (in thousands):

	Balance as of January 1, 2005	Additions	Amortization	Foreign Exchange Translation	Balance as of September 30, 2005
Goodwill	$20,173	$393	$—	$(502)	$20,064
Intangible assets with indefinite lives	1,409	115	—	—	1,524
Intangible assets subject to amortization	9,847	3,678	(1,262)	(301)	11,962
Other - unallocated (refer to Note 5)	—	7,644	(250)	(250)	7,144
Total	$31,429	$11,830	$(1,512)	$(1,053)	$40,694

Intangible assets with indefinite lives relate primarily to a trade name. As of September 30, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	period	cost	amortization	Net
Patents	10.35 years	$10,153	$(1,330)	$8,823
Technology	2.06 years	2,881	(2,777)	104
Customer relationships	4.7 years	2,179	(754)	1,425
Trade name	20 years	1,710	(100)	1,610
Total		$16,923	$(4,961)	$11,962

Amortization expense, included in general and administrative expense, during the nine-month periods ended September 30, 2005 and 2004 approximated $1.5 million and $522,000, respectively. Amortization expense is estimated to approximate $2.1 million, $2.2 million, $2.1 million, $2.1 million and $1.9 million for fiscal years 2005 through 2009, respectively.

NOTE 7 - SALE OF INVESTMENT

In September 2005, the Company recognized $9.3 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which the Company owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. The Company received $8.7 million in cash and has a right to receive $0.8 million in funds held in escrow for one year from the date of sale. The amount held in escrow is included in prepaid expenses and other current assets in the accompanying balance sheet. The Company also has a potential right to receive an additional approximate $460,000 which was held back from the purchase price. The amount of this holdback payable to the Company, if any, is expected to be determined in the fourth quarter of 2005 and would be recognized as additional gain on sale of investment. The Company also has a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, the Company may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. There is no guarantee that the Company will receive any additional funds.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine-month periods ended September 30, 2005 and 2004 approximated $47,000 and $51,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $3.9 million and $1.4 million respectively, for federal, state and foreign income taxes during the nine-month periods ended September 30, 2005 and 2004.

During the nine months ended September 30, 2004, the Company entered into a loan arrangement totaling approximating $944,000 to finance a corporate insurance policy.

During the nine months ended September 30, 2004, the Company entered into a loan arrangement approximating $1.2 million to finance computer software.

During the nine months ended September 30, 2004, the Company entered into capital lease arrangements for certain computer equipment and software totaling approximately $289,000.

NOTE 9 - LEGAL PROCEEDINGS

The Company is not currently aware of any legal proceedings or claims that it believes are likely to have a material adverse effect on the Company’s business, prospects, financial condition, results of operations or cash flows, except for the following:

On October 11, 2005, the Company was sued in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to the eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies to service once the applicable free service threshold has been met.  The action includes purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit seeks damages and injunctive relief. The Company's response to the complaint is due on or about November 28, 2005.  The Company believes that the action lacks merit and will vigorously defend the matter.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has not accrued for a loss contingency relating to this legal proceeding because it believes that, although unfavorable outcomes in the proceeding may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Overview of Offensive Patent Litigation

Venali, Inc. In February 2004, the Company filed a patent infringement suit against Venali, Inc. (“Venali”), a provider of Internet fax solutions, in United States District Court for the Central District of California, alleging that Venali infringes upon several of the Company’s U.S. patents. The Company is seeking a reasonable royalty for the infringement of these patents, treble damages for the willful infringement of certain of these patents, a permanent injunction against continued infringement of these patents and attorney’s fees, interest and costs.  Venali has counterclaimed for a declaratory judgment of invalidity and non-infringement of these patents and seeks attorneys’ fees, interest and costs. The cases are now in discovery.  Reexamination proceedings on two of the several patents in suit are pending with the U.S. Patent and Trademark Office.

CallWave, Inc. In August 2004, the Company filed a patent infringement suit against CallWave, Inc. ("CallWave"), a provider of communications applications services, in United States District Court for the Central District of California, alleging that CallWave infringes upon several of the Company’s U.S. patents.  The Company is seeking a reasonable royalty for the infringement of these patents, treble damages for the willful infringement of certain of these patents, a permanent injunction against continued infringement of these patents and attorney’s fees, interest and costs.  Callwave has asserted affirmative defenses, counterclaimed for a declaratory judgment of invalidity and non-infringement and seeks attorneys’ fees, interest and costs. The cases are now in discovery.   The hearing on issues regarding claim construction is presently scheduled for December 15, 2005. A reexamination proceeding on one of the several patents in suit is pending with the U.S. Patent and Trademark Office.

Others. In addition to the cases above, during the third quarter of 2005 the Company have filed patent infringement lawsuits against EasyTEL Communications, Inc., Mijanda, Inc., and Protus IP Solutions Inc., all in the United States District Court for the Central District of California. In each case the Company is seeking a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorney’s fees, interest and costs. In light of ongoing settlement discussions, the Company dismissed suit against Mijanda without prejudice; the Company will re-file this action if settlement discussions are not fruitful. The remaining two cases are in the preliminary stages.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION AND DESCRIPTION OF BUSINESS

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. We leverage the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer faxing and voicemail solutions; hosted email, email perimeter protection services (i.e., virus protection and spam detection) and broadcast email services; call management and conference calling; document management solutions; and bundled suites of certain of these services. We market our services principally under the brand names eFax®, j2®, jConnect®, eFax Corporate®, eFax ProTM, UniFaxTM, Onebox®, Electric Mail®, jBlast®, eFax BroadcastTM, eVoice®, M4 InternetTM, jBlast®, PaperMaster® and others.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which covers more than 2,000 cities in 26 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email, call management and conference calling and bundled suites of certain of these services. These are business services that enable our customers to be more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. We also generate revenue from advertising and revenue-share on premium rate international DIDs issued to non-paid subscribers (sometimes referred to as “Free” subscribers). Of the more than 10.2 million telephone numbers (or DIDs) deployed as of September 30, 2005, approximately 691,000 were serving paying subscribers, with the balance deployed to Free subscribers.

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

The following table sets forth key operating metrics of j2 Global as of and for the three and nine months ended September 30, 2005 and 2004:

	As of September 30,
	2005	2004
	(In thousands)

Free service telephone numbers	9,550	7,106
Paying telephone numbers	691	515
Total active telephone numbers	10,241	7,621

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$25,229	$19,122	$71,759	$52,892
Variable	11,258	7,863	30,083	21,218
Total subscriber revenues	$36,487	$26,985	$101,842	$74,110

Percentage of total subscriber revenues:
Fixed	69.1%	70.9%	70.5%	71.4%
Variable	30.9%	29.1%	29.5%	28.6%

Revenues:
DID based	$34,760	$25,994	$97,955	$71,715
Non-DID based	2,929	1,777	6,843	4,829
Total revenues	$37,689	$27,771	$104,798	$76,544

Average monthly revenue per paying
telephone number(1)	$16.89	$16.95

(1)See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the nine months ended September 30, 2005, there have been no changes in our critical accounting policies described in our Annual Report on Form 10-K filed with the SEC on March 28, 2005.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. Over the past ten quarters, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $36.5 million and $27.0 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, subscriber revenues were $101.8 million and $74.1 million, respectively. The increase in subscriber revenues was due to an increase in our base of paying subscribers. We obtained these additional paid subscribers primarily from new sign-ups from subscribers coming directly to our websites, Free-to-Paid subscriber upgrades, small to mid-sized corporate sales, direct large enterprise and government sales and direct marketing spend for domestic and international Paid subscribers, net of cancellations.

Other Revenues. Other revenues were $1.2 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, other revenues were $3.0 million and $2.4 million, respectively. Other revenues consist primarily of advertising revenues generated by delivering email messages and banners on behalf of advertisers to our Free customers, patent revenues generated by the licensing of our patents, and the sale of our PaperMaster Pro document management software. The increase in other revenues was due to an increase in patent licensing revenues.

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues increased from $26.0 million to $34.8 million for the three-month periods ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2005 and 2004, DID-based revenues were $98.0 million and $71.7 million, respectively. The primary reason is the increase in the number of paid DIDs over this period. We would expect that DID-based revenues to continue to be a dominant driver of total revenues.

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $8.1 million, or 22% of total revenues, and $5.5 million, or 20% of total revenues, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, cost of revenues was $21.5 million, or 21% of total revenues, and $15.4 million, or 20% of total revenues, respectively. The increase in cost of revenues was due primarily to costs incurred in building and expanding our network infrastructure, enhancing and growing our customer support services and incurring increased variable transmission costs associated with a larger subscriber base and increased usage. For the balance of 2005 and in 2006, we expect cost of revenues as a percentage of revenues to modestly decrease.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of payments to sales and marketing personnel, advertising expenses and other business development related expenses. Sales and marketing expenses were $5.7 million, or 15% of total revenues, and $4.7 million, or 17% of total revenues, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, sales and marketing expenses were $16.7 million, or 16% of total revenues, and $13.3 million, or 17% of total revenues, respectively. The increase in sales and marketing expenses was due primarily to increased Internet-based advertising and partner marketing spend and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Throughout 2004 and thus far 2005, we experienced upward pricing pressure for certain Internet-based advertising. We have a return on investment discipline-based approach to our Internet-based advertising and partner marketing spend which will cause sales and marketing costs as a percentage of total revenues to vary quarter-to-quarter.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $1.8 million, or 5% of total revenues, and $1.4 million, or 5% of total revenues, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, research, development and engineering costs were $5.2 million, or 5% of total revenues, and $3.7 million, or 5% of total revenues, respectively. The increase in research, development and engineering costs was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality as well as additional services. Research, development and engineering costs as a percentage of revenues remained fairly consistent year-over-year. For the remainder of 2005, we expect research, development and engineering costs as a percentage of revenues to be relatively stable.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense and insurance costs. General and administrative costs were $5.8 million, or 15% of total revenues, and $4.2 million, or 15% of total revenues, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, general and administrative costs were $16.4 million, or 16% of total revenues, and $11.2 million, or 15% of total revenues, respectively. The increase in general and administrative expenses was primarily attributable to a combination of increased personnel due to internal growth and acquisitions, increased depreciation and amortization due to additional property and equipment and intangible assets, increased bad debt expense due to a growing customer base, and increased insurance and other professional and consulting services. For the remainder of 2005, we expect general and administrative expenses as a percentage of revenue to remain relatively stable excluding any incremental amortization expense of intangible assets from any future acquisitions and assuming no relevant change in accounting or related compliance standards.

Gain on Sale of Investment. In September 2005, we recognized $9.3 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. We received $8.7 million in cash and have a right to receive $0.8 million in funds held in escrow for one year from the date of sale. The amount held in escrow is included in prepaid expenses and other current assets in the accompanying balance sheet. We also have a potential right to receive an additional approximate $460,000 which was held back from the purchase price. The amount of this holdback payable to us, if any, is expected to be determined in the fourth quarter of 2005 and would be recognized as additional gain on sale of investment. We also have a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, we may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. There is no guarantee that we will receive any additional funds.

Interest and Other Income, Net. This income is generated primarily from interest income earned on cash, cash equivalents and short- and long-term investments, offset primarily by interest expense on long-term debt. Interest and other income, net amounted to $861,000 and $505,000 for the three months ended September 30, 2005 and 2004, respectively, and $2.2 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $8.3 million and $4.3 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, income tax expense was $16.4 million and $12.0 million, respectively. Income tax expense for the nine months ended September 30, 2005 is based on a worldwide estimated effective annual tax rate for 2005 of approximately 27% excluding the gain on sale of investment. Our effective annual tax rate was approximately 34% for 2004. The decrease in our effective annual tax rate from 2004 to 2005 was due to an increased percentage of our income being sourced from lower tax jurisdictions.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $16.6 million, short-term investments of $85.6 million and $29.5 million of long-term investments. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and two years from September 30, 2005. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. We generate our cash primarily from payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and capital expenditures. Net cash provided by operating activities was $44.9 million and $36.5 million for the nine months ended September 30, 2005 and 2004, respectively. More than two-thirds of our subscriber revenues are paid by credit card and therefore our receivables from subscribers settle quickly. Allocations of our total cash and cash equivalents and short- and long-term investments on hand will generally vary during any given reporting period based on our short-term working capital requirements and return on investment opportunities. Our cash and cash equivalents and short-term investments were $102.1 million at September 30, 2005.

Net cash used in investing activities was approximately $49.3 million and $45.5 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, net cash used in investing activities was primarily attributable to net purchases of investments, acquisition of businesses, purchases of property and equipment and purchases of intangible assets. For the nine months ended September 30, 2004, net cash used in investing activities was primarily comprised of purchases of investments, acquisition of businesses, purchases of intangible assets and purchases of property and equipment.

For the nine months ended September 30, 2005 and 2004, net cash provided by financing activities of approximately $2.5 million and $280,000 were primarily comprised of proceeds from the exercise of stock options and warrants, and sale of common shares issued under our employee stock purchase plan, offset by repayments of long-term debt, respectively.

For 2004 and in prior years, our income tax liabilities were substantially offset by net operating losses and tax credit carryforwards. As of December 31, 2004, our usable federal NOLs and tax credit carryforwards were approximately $2.3 million and $2.3 million, respectively, and our usable state NOLs and tax credit carryforwards were approximately $10.2 million and $192,000, respectively. These usable federal and state NOLs were substantially exhausted in the first quarter of 2005. As a result, for 2005 we expect the amount of our cash tax payments primarily to depend upon the number of stock options exercised, which generally will reduce our income tax liability.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation;

o	Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services;
and

o	Recruit and retain key personnel.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$34,760	$25,994	$97,955	$71,715

Less other revenues	996	968	3,055	2,456

Total paying telephone number revenues	$33,764	$25,026	$94,900	$69,259

Average paying telephone number monthly
revenue (total divided by number of months)	$11,255	$8,342	$10,544	$7,695

Number of paying telephone numbers

Beginning of period	642	469	554	400
End of period	691	515	691	515

Average of period	667	492	623	458

Average monthly revenue per paying telephone number(1)	$16.89	$16.95	$16.94	$16.81

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

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Messrs. Zucker and Turicchi concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered in this report.

(b) Changes in Internal Controls

There was no change in internal control over financial reporting that occurred during the nine months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting except that in January 2005, the Company implemented a new accounting software application and certain business processes and accounting procedures have been modified as a result of this new system. In addition, the Company purchased a new fixed asset tracking system which it is continuing to implement throughout 2005. This system will improve the Company’s visibility into the physical location of its assets and their valuation at any moment in time.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows, except for the following:

 On October 11, 2005, we were sued in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to the eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies to service once the applicable free service threshold has been met.  The action includes purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit seeks damages and injunctive relief. Our response to the complaint is due on or about November 28, 2005.  We believe that the action lacks merit and will vigorously defend the matter.

In accordance with SFAS No. 5, “Accounting for Contingencies”, we have not accrued for a loss contingency relating to this legal proceeding because we believe that, although unfavorable outcomes in the proceeding may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

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

CallWave, Inc. We also have pending lawsuits against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California for infringement of several of our patents.  The first complaint was filed in August 2004.  We are seeking a reasonable royalty for the infringement of these patents, treble damages for the willful infringement of certain of these patents, a permanent injunction against continued infringement of these patents and attorney’s fees, interest and costs.  Callwave has asserted affirmative defenses, counterclaimed for a declaratory judgment of invalidity and non-infringement and seeks attorneys’ fees, interest and costs. The cases are now in discovery.   The hearing on issues regarding claim construction is presently scheduled for December 15, 2005. A reexamination proceeding on one of the several patents in suit is pending with the U.S. Patent and Trademark Office.

Others. In addition to the cases above, during the third quarter of 2005 we have filed patent infringement lawsuits against EasyTEL Communications, Inc., Mijanda, Inc., and Protus IP Solutions Inc., all in the United States District Court for the Central District of California. In each case we are seeking a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorney’s fees, interest and costs. In light of ongoing settlement discussions, we dismissed our suit against Mijanda without prejudice; we will re-file this action if settlement discussions are not fruitful. The remaining two cases are in the preliminary stages.

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

j2 Global Communications, Inc.

Date: November 8, 2005	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2005	By:	/s/ GREGGORY KALVIN
Greggory Kalvin
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.