Form 10-K
period 2005-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2006-03-27
CIK 1084048

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25965

j2 GLOBAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0371142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6922 Hollywood Boulevard, Suite 500, Los Angeles, California 90028, (323) 860-9200
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the voting stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ National Stock Market was $594,996,805. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2006, the registrant had 24,812,426 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 3, 2006 are incorporated by reference into Part III of this Form 10-K.

This Report on Form 10-K includes 65 pages with the Index to Exhibits located on page 57.

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, jConnect®, UniFaxTM, Onebox®, Electric Mail® and eVoice®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,000 cities in 26 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.2 million telephone numbers deployed as of December 31, 2005, more than 740,000 were serving paying subscribers, with the balance deployed to free subscribers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from the sale of our eFax and jConnect paid services, including eFax Corporate®, eFax Plus®, eFax ProTM and jConnect Premier®. These services are deployed through DIDs. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness. In addition, we continuously seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introduction of new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

We market our services to a broad spectrum of prospective customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising through portals, Internet service providers (“ISPs”), search engines and affiliate programs; and selling through both a telesales and direct sales force. Currently, we have six primary methods by which we acquire paying subscribers: (i) selling direct through our Websites such as www.efax.com, www.j2.com, www.onebox.com and www.evoice.com; (ii) attracting direct paying individual subscribers from various portals, ISPs, search engines and affiliate programs; (iii) promoting our solutions to small to mid-sized businesses through our www.efaxcorporate.com Website assisted by in-house sales representatives; (iv) converting a portion of our free base of customers to a paid solution; (v) selling our solutions to large enterprises and governmental organizations through our direct sales force; and (vi) attracting international individual and business customers through our international Websites and direct sales force. We continuously seek to extend the number of distribution channels by which we acquire paying customers; improve the effectiveness of our current channels; and increase the volumes through each of our channels.

In addition to growing our business organically, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. For example, during 2005 we completed three small acquisitions, two in the United Kingdom and one in the United States.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of 25 issued U.S. patents and numerous pending U.S. patent applications, issued foreign patents and pending foreign applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled “Patents and Proprietary Rights” contained in Item 1 of this Report.

Our Solutions

We believe businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate costs while also enhancing the security of transmissions and user efficiency. Our core eFax and jConnect solutions enable users to receive faxes and/or voicemails into their email Inboxes. These services represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions designed to replace or augment individual and corporate messaging and communication services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from more than 2,000 cities around the world. Toll-free U.S. telephone numbers are also available, as are premium rate numbers in various countries in Western Europe. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging they may require to accommodate their changing business needs. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following suite of services:

Fax Mail

eFax® offers desktop faxing services. Various tiers of service provide increasing levels of features and functionality. Our eFax Free® service is our limited use, advertising-supported “introductory offering,” which assigns the subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes into his or her personal email Inbox. In exchange, the subscriber agrees to receive and open email advertising, which we distribute on a consistent basis. In various countries in Western Europe, we also offer premium rate telephone numbers at no charge to our subscribers. eFax Plus® and eFax ProTM allow the subscriber to choose either a toll-free U.S. telephone number or a local telephone number in one of 2,000 + cities worldwide. This service level enables the subscriber to receive inbound fax messages in their email Inbox, access these messages via a Web-based email interface and send digital documents to any fax number in the world directly from their desktop. This service offering is also localized in many international currencies and languages, including Dutch, French, German and Spanish.

eFax Corporate® offers capabilities similar to those offered by eFax Plus® and eFax ProTM, but with added features and tools geared towards enterprises and their users. For example, we provide our Corporate customers a Web browser-based account administration interface which enables them to provision telephone numbers to employees, as needed, without contacting our account representatives. eFax Corporate® also offers the option of enhanced security features, which are particularly attractive to firms in the financial, healthcare and legal industries.

UniFaxTM, offers subscribers similar features and functionality to our eFax services, and provides two levels of service, one geared toward small to medium sized businesses and the other an enterprise class solution. In addition to the features available under the eFax service offering, the Unifax suite of services offers the ability to send and receive faxes via email as well as via an online Web interface.

eFax BroadcastTM and jBlast® offer a cost-effective solution for high-volume outbound faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

Unified Communications

jConnect offers two levels of service. jConnect Free® is j2 Global’s limited use, advertising-supported “introductory offering,” which assigns each subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes and voicemails into his or her personal email Inbox. In exchange, the customer agrees to receive and open email advertising, which we distribute on a consistent basis. The subscriber does not have the capability of sending faxes from his or her desktop (as with our “paid” subscription services) or access to other j2 Global services (e.g., conference calling). jConnect Premier® allows the subscriber to choose either a toll-free U.S. telephone number or a local telephone number in one of 2,000 + cities worldwide. This service level enables the subscriber to receive inbound fax and voicemail messages in their email Inbox, access these messages via a Web-based email interface and send digital documents to any fax number in the world directly from their desktop. Subscribers also have the ability to access all messages, including email, from any touch-tone telephone. Telephone or Web-initiated sixteen party conference calling is also available.

Onebox® is a full-featured suite of unified communications services, including email, voicemail, fax and “find me/follow me”. Onebox offers three levels of service ranging from the basic Onebox Unified Messaging suite of services - which provides the subscriber a unique toll-free number and enables him or her to receive voicemail messages or faxes via email or access them by telephone; to send, receive or reply to faxes or voicemail messages online or by telephone; and to store faxes and email messages online - to the Onebox Receptionist suite of services, which provides the subscriber a virtual PBX in addition to the features available under other service tiers.

Voice

eVoice® is an Internet voicemail answering service that delivers a subscriber’s voicemail messages to their email Inbox. Like eFax Free® and jConnect Free®, eVoice Free is j2 Global’s advertising supported “introductory offering.” Each subscriber is given a unique randomly assigned telephone number which enables them to receive a limited number of voicemail messages via email. With eVoice Plus, the subscriber is also able to receive a unique local or toll-free U.S. telephone number, to access their voicemail messages via a Web-based email interface and to receive text message notifications upon receipt of new messages.

Email

Electric Mail® is an outsourced hosted email service we offer to businesses. From its Electric WebMail, E-mmunityTM virus scanning and SpamSMARTTM SPAM filtering to professional consulting and needs analysis, Electric Mail develops and delivers customized email and perimeter protection solutions that can be hosted offsite or installed at a customer site, with seamless integration into a customer's existing email systems.

Global Network and Operations

As of December 31, 2005, we had 54 physical Points of Presence (“POPS”) worldwide and central data centers in Los Angeles. We connect our POPS to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 2,000 cities in 26 countries on five continents. Our network covers all major metropolitan areas in the U.S., U.K., Canada and Germany and such international business centers as Frankfurt, Hong Kong, London, Mexico City, Milan, Paris, Sydney, Tokyo and Zurich. In 2005, we added service in Madrid, Manila, Rome, Singapore and Taipei, among other areas. We expect to continue to enter additional international cities during 2006 if favorable economic conditions exist within these markets. For financial information about geographic areas, see “Note 15 - Geographic Information” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We obtain telephone numbers from various local carriers throughout the U.S. and internationally. Our ability to continue to acquire additional quantities of telephone numbers in desired locations in the future will depend on our relationships with our local carriers, our ability to pay market prices for such telephone numbers, a continuing growth in alternate providers and the regulatory environment. Please refer to the sections entitled “Government Regulation” and “Risk Factors” contained in Item 1A of this Report.

Customer Support Services

Our Customer Service organization provides support to our customers through a combination of on-line self-help, email messages, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support 7 days per week, 24 hours per day to all subscribers. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails, telephone calls and interactive chat sessions. If desired, paying subscribers can also access live-operator telephone support 15 hours per day on business days. Dedicated telephone support is provided for Corporate customers 24 hours per day, 7 days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is intense and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine or MFP (multi-function printer) companies, unified messaging/communications providers, telephone companies, voicemail providers, Internet service providers and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include pricing, reputation for reliability and security of service, intellectual property ownership, effectiveness of customer support, service and software ease-of-use, service scalability, customer messaging and branding, geographic coverage, scope of services and local language sales, messaging and support.

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and private-held Application Service Providers, such as Premiere Global Services, Inc. (formerly PTEK Holdings Inc.) and Easylink Services Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Report.

Patents and Proprietary Rights

We regard the protection of our intellectual property rights as important to our success. We aggressively protect these rights by relying on a combination of patents, trademarks, copyrights, trade dress and trade secret laws and by using the domain name dispute resolution system. We also enter into confidentiality and invention assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We have a portfolio of 25 issued U.S. patents, and numerous pending U.S. patent applications, issued foreign patents and pending foreign applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced.

Over the past two years we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against Venali, Inc., CallWave, Inc., EasyTel.Net and Protus IP Solutions Inc. in the United States District Court for the Central District of California and against Protus in Federal Court in Toronto, Ontario. In each case we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorney’s fees, interest and costs. Some of these cases have been stayed due to pending re-examination proceedings on certain of our U.S. Patents with the U.S. Patent and Trademark Office, and other of these cases continue to proceed forward. For more information about these cases, please refer to Item 3 of this Report entitled “Legal Proceedings”.

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, jConnect, j2 and the j2 logo, eFax Corporate, Onebox and the Onebox logo, Electric Mail and the Electric Mail logo, eVoice and the eVoice logo, jBlast, PaperMaster and Email-By-Phone, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain new top-level domains such as “.biz”, “.info” and “.us” that have become operational more recently.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled “Risk Factors” contained in Item 1A of this Report.

Government Regulation

Our services relate principally to the Internet and telecommunications (for example, we receive voice and fax transmissions through the public switched telephone network, convert them into digital objects and then transmit them via the Internet to a subscriber’s email Inbox). As a result, we are exposed to legal and regulatory developments affecting either Internet or telecommunications services in general. Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, on-line products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The following are examples of some of these Internet-related legal and regulatory issues:

•  The tax treatment of electronic commerce continues to be unsettled. In December 2004, President Bush signed a bill that extended the ban on Internet access taxes until 2007. Various states currently impose online sales taxes and selected states’ taxes are being contested on a variety of bases. In addition, certain members of Congress have proposed the passage of federal legislation to enforce the collection of online sales taxes.

•  The European Union Data Privacy Directive (“Privacy Directive”) requires E.U. Member States to enact legislation creating strong protections governing the use of personal data about individuals. One provision of the Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the United States lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between E.U. countries and the U.S.

•  The European Privacy and Communication Directive (“Communications Directive”) requires E.U. Member States to enact legislation restricting sending unsolicited communications to individuals via automatic calling machines, fax, and email, including SMS (Short Message Service) Messages. Generally, companies must obtain “prior explicit” (i.e., opt-in) consent before they can contact users via this type of marketing.

•  The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “Can Spam Act”) was the first U.S. federal law regulating commercial electronic mail messages. Effective January 1, 2004, the Can Spam Act largely overrides state laws and thus provides a national uniform regulatory approach. Among other things, the Can Spam Act requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address, and provide a mechanism that will enable recipients to opt out of receiving future emails.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws was adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition, there have been various regulations and court cases relating to companies’ online business activities, including in the areas of data protection, trademark, copyright, fraud, indecency, obscenity and defamation. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are generally not subject to direct regulation by the FCC or any other governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business including regulation by agencies having jurisdiction over telecommunications services. The FCC has initiated several proceedings to examine the regulatory framework for the delivery of broadband services in the U.S. While it is impossible to predict the outcome, the FCC’s inquiries may affect the regulatory requirements for the transmission of services such as those we provide. The FCC is also reviewing the system for inter-carrier compensation that may affect the prices we pay for telephone number acquisition, transmission and switching services, while continued regulation of competition in the telecommunications industry may have an indirect effect on our services.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources. For instance, in the U.S., the FCC has decided to allow states to petition for authority to adopt specialized area codes, including area codes that would include specific technologies like those offered by j2 Global. We have sought reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents. While our petition has been pending, California and Connecticut have requested authority to adopt special area codes that would include unified messaging. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not adopted a specialized code. However, if Connecticut goes forward and adopts a specialized area code at some future date, the outcome of that proceeding could affect our ability to compete in this state. The FCC granted California’s petition with fewer conditions. We opposed California’s request for this authority and are now participating in the reconsideration stage of the FCC proceeding. The outcome of this proceeding could similarly affect our ability to compete in this state, and additional states that may apply for similar authority. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future.

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

In addition, Congress and the FCC have initiated a review of legislation and regulations that subsidize the U.S. telecommunications system, which are commonly referred to as the “Universal Service Fund”. Among the proposed changes, Congress and the FCC are considering imposing a flat fee per telephone line to support the Universal Service Fund. If adopted by either of them, this change would alter or eliminate the provision of our non-paid (our free advertising-supported) services, and would cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy being considered by Congress and the FCC may also increase our costs and impact our operations.

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

In the E.U., in addition to laws implementing the Privacy Directive and Communications Directive (discussed above), other E.U. Member States’ laws could have a direct impact on business conducted over the Internet. For example, the E.U.’s Distance Selling Directive has a direct effect on the use of the Internet for commercial transactions and creates an additional layer of consumer protection legislation with respect to electronic commerce. Other non-EU foreign legislation could also have a direct impact on business conducted over the Internet. In Canada, for example, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) took national effect on January 1, 2004. PIPEDA applies broadly to U.S. companies that conduct commercial activities in Canada and regulates the collection and use of personal data.

There is also uncertainty as to the impact of foreign legal developments regarding jurisdiction. For instance, an Australian court has held that an overseas Web publisher could be sued for defamation in Australia. A Canadian court reached the same conclusion.

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

Seasonality and Backlog

Our subscriber revenues are impacted by the number of effective business days in a given period. For example, we believe that we experience fewer subscriber sign-ups and less usage-based revenues during the fourth-quarter holiday season.

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

We devote significant resources to the development of enhancements to our existing services and to introduce new services. Our research, development and engineering expenditures were approximately $6.9 million, $5.2 million and $4.2 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Report.

Employees

As of December 31, 2005, we employed a total of 288 employees, the majority of whom are in the United States.

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

Item 1A. Risk Factors

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

Risks Related To Our Business

In order to continue sustaining our growth, we must continue to attract new paid subscribers at a greater rate and with at least an equal amount of revenues per subscriber than we lose existing paid subscribers.

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our current rate of growth we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or perspective customers to sign up with or to switch to our competitors’ services. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions and/or their usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers or decline in customer retention rates may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers (carriers) in each region, and in some cases only one telecommunications carrier offers the telephone number and network services we require. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged or we may find tax beneficial intercompany transactions to be uneconomical, either of which may have a significant impact on our effective tax rate.

A number of factors affect our income tax rate and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2005. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. In the future, effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. Following a review of the pricing of services purchased from a subsidiary, we recorded an income tax reserve of $1.9 million for 2005 relating to the tax impact of the purchase of such services. Should actual events or results differ from our current expectations, charges or credits to our income tax reserves and income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

A system failure or breach of system or network security could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, despite the implementation of security measures, our infrastructure also may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Any damage, system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to or the misappropriation of our customers’ confidential information could result in significant liability to us, cause considerable harm to our reputation and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Increased cost of email transmissions could have a material adverse effect on our business.

We rely on email for the delivery of our fax and voicemail messages. In addition, we derive some advertising revenues through the delivery of email messages to our free subscribers and we regularly communicate with our subscribers via email. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email or voicemail messages, the cost of providing our services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

If we experience excessive fraudulent credit card charges, we could lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. We incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks, or we could lose the right to accept credit cards for payment. If we were unable to accept credit cards, our paid subscriber base could significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business could suffer if we cannot obtain telephone numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

Our future success depends on our ability to (i) procure large quantities of local telephone numbers in the United States and foreign countries in desirable locations at a reasonable cost and (ii) offer our services to our perspective customers without restrictions. Our ability to procure and distribute telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. Failure to obtain telephone numbers in a timely and cost-effective manner or regulatory restrictions on our ability to market our services without restriction may hinder or prevent us from entering some foreign markets or hamper our growth in domestic markets, and may have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our ability to procure large quantities of telephone numbers may be particularly limited in area codes of large metropolitan areas, and we may eventually be unable to provide our customers with telephone numbers in the most desirable area codes (e.g., 212 in Manhattan and 171 in London), having to rely instead on new area codes created for these areas, which may not be perceived by our potential customers as having the same value as the desirable area codes. We do not allow customers of our non-paid services to choose the area code for the telephone number we provide for their use and, to some extent, this makes our non-paid services less attractive, particularly in comparison to our subscription services or the subscription services provided by others where the customer may select an area code.

In the United States, the FCC has adopted an order that could impede our ability to obtain telephone numbers in existing area codes. The order permits states to apply to the FCC for delegated authority to implement specialized area codes that would segregate services, which may include unified messaging and other services that the FCC perceives as being “geographically insensitive,” into unique area codes. We have petitioned the FCC for reconsideration of this decision, which remains pending. The outcome of this petition may reduce demand by our customers or perspective customers for new DIDs in the affected areas, if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Two states, Connecticut and California, have petitioned the FCC for such authority. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not adopted a specialized code. We participated in Connecticut’s proceedings to attempt to obtain a nondiscriminatory outcome. If the state goes forward at some future date and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in the state. The FCC granted California’s petition with fewer conditions. We are now participating in the reconsideration stage of that FCC decision, asking that the FCC clarify that the decision will not apply to our services. The outcome of the FCC decision and California’s eventual implementation of that decision may affect our ability to obtain telephone numbers that are perceived by consumers as being local. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future. For instance, Germany prohibits issuing a local telephone number to anyone without a physical presence in the area associated with a local area code. In addition, some states have unilaterally attempted to restrict our access to telephone numbers, contrary to the established procedures of the FCC. If this continues, it may materially affect our ability to acquire the telephone numbers for our operations.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax to email and unified messaging services, may increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary telephone numbers to accommodate our future growth.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

Our success depends in part upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us. Currently, three of our patents are subject to re-examination proceedings with the U.S. Patent and Trademark Office. The result of these proceedings could limit or invalidate some or all of the claims under these patents. In addition, effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Companies in the messaging industry have experienced substantial litigation regarding intellectual property. In fact, we have pending patent infringement lawsuits against four companies in this industry. For more information regarding these suits, please refer to the section entitled “Legal Proceedings” contained in Item 3 of this Report. This or any other litigation to enforce our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

If our trademarks are not adequately protected or we are unable to protect our domain names, our reputation and brand could be adversely affected.

Our success depends, in part on our ability to protect our trademarks. Because we rely on some brands that use the letter “e” before a word, such as “eFax” and “eVoice”, some regulators and competitors have taken the view that the “e” is descriptive. Others have claimed that the term is generic when applied to the products and services we offer. If we are unable to secure and protect trademark rights to these or other brands, the value of these brands may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

We currently hold various domain names relating to our brands, both in the United States and internationally, including efax.com and various other international extensions, evoice.com, fax.com and others. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in the United States. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights in the United States is unclear. Similarly, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from United States rules, and we may not be able to obtain all of the our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, failure to protect our domain names domestically or internationally could adversely affect our reputation and brand, and make it more difficult for users to find our Website and our services.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. In addition, we are supporting an increasing number of brands, each of which requires its own resources. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business could be harmed.

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

We depend upon third parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and telephony connections and for co-location of a significant portion of our communications servers. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

To obtain new customers, we have marketing agreements with operators of leading search engines and Websites. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business is highly dependent on our billing system.

A significant part of our revenues depend on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing system must efficiently interface with third party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and the third party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing system. As the number of our paid subscribers continues to grow, we will need to continue to automate our billing systems and procedures. We plan to complete an upgrade of our current billing system by the end of the fiscal year. Any failure to properly implement the upgraded system or to manage the new system and procedural transitions could impair our ability to properly bill our current customers or attract and service new customers. In addition, any failures or errors in our current billing systems or procedures or resulting from any upgrades to our billing systems or procedures could materially and adversely affect our business and financial results.

Our failure to properly manage growth could harm our business.

We have expanded our operations rapidly and anticipate that we will continue to grow and diversify both in the United States and internationally including increasing our customer base, the volume of messages and communications that pass through our network, the types of services we offer and our methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business and to acquisitions of new businesses with different systems. To manage further growth, we will need to continue to automate, improve or replace our data, billing and other existing operational, customer service and financial systems, procedures and controls. In particular, as our services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

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

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel. The loss of the services of one or more of our executive officers, senior management or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract, integrate and retain highly qualified technical, sales and managerial personnel. Competition for these personnel is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

As we continue to grow our international operations, adverse currency fluctuations and foreign exchange controls could have a material adverse effect on our balance sheet and results of operations.

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we already offer our Services in the applicable local currency, including but not limited to the Canadian dollar, the Euro and the British pound. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. As our international operations grow, these effects could become material. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations which might restrict or prohibit our conversion of other currencies into U.S. dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. We generally do not enter into foreign currency hedging transactions to control or minimize these risks.

We plan to continue to expand operations in international markets in which we may have limited experience and in which we are faced with relatively higher costs.

As we continue to expand to new international markets, we will have only limited experience in marketing and operating our services in such markets. We have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus our domestic market. In addition, certain international markets may be slower than domestic markets in adopting the Internet and so our operations in international markets may not develop at a rate that supports our level of investment.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial condition. On October 11, 2005, a purported class action was filed against us in Los Angeles Superior Court alleging violations of California law challenging the pricing policies applicable to the eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies to service once the applicable free service threshold has been met. On February 7, 2006, the Court sustained our demurrer and gave plaintiffs 45 days leave to amend. A first amended complaint was filed against us on March 17, 2006 and we are in the process of preparing responsive pleadings. We are unable to predict the outcome of this litigation and it could result in substantial costs to us and a diversion of our management’s attention and resources. For a more detailed description of this lawsuit and other litigation in which we are involved, see “Item 3. Legal Proceedings.”

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies or more effective marketing strategies.

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

We are exposed to risks and increased expense from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. We completed an evaluation of the effectiveness of our internal controls for the fiscal year ended December 31, 2005, and we have an ongoing program to perform the system and process evaluation and testing supporting our legal obligation to comply with these requirements. As a result of this evaluation for 2005, we concluded that our internal controls over financial reporting were not effective as defined under Section 404 for the fiscal year ended December 31, 2005. Please refer to “Item 9A. Controls and Procedures” for more information about the material weakness resulting in this conclusion and its remediation. In fiscal year 2006 we expect to incur increased expense, relative to our expected total expenditures in fiscal year 2005, and to devote additional management resources to comply with Section 404. In the event that we or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404 for 2006 or any subsequent period, or we are unable to remediate the existing material weakness, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock, and we could experience further increases in expenses and redirection of management resources in order to remedy such ineffective internal controls.

Risks Related To Our Industry

Our services may become subject to burdensome telecommunications regulation, which could increase our costs or restrict our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (carriers). These transmissions are subject to regulation by the FCC, state public utility commissions and foreign governmental authorities. These regulations affect the availability of telephone numbers, the prices we pay for transmission services, the competition we face from other telecommunications service providers and other aspects of our market. However, we believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to U.S. telecommunications services regulation. The FCC also views Internet-based services as being interstate and subject to the protection of federal laws preempting state efforts to impose traditional common carrier regulation on such services. However, as messaging and communications services converge and as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., Congress and the FCC regulations subsidize portions of the telecommunications system, which is commonly referred to as the “Universal Service Fund.” The Congress and the FCC are reviewing the way it collects Universal Service Fund payments from telecommunications carriers. Among the proposed changes being considered is imposing a flat fee per telephone number. If adopted, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid service. Other changes to the Universal Service Fund subsidy the Congress and the FCC are considering may also impact our operations.

In August 2005, the FCC reclassified wireline broadband Internet access services (i.e., DSL) as information services, thereby removing the regulation requiring telephone companies to offer their lines to competing providers at low rates. Incumbent local exchange carriers (“ILECs”) can now sell or lease their lines for what they decide is a fair value. The decision could possibly enable ILECs to charge higher rates for underlying broadband transmission service to competitive local exchange carriers that service some of our lines in various states. If one or more ILECs take this action, it could have an indirect impact on our profitability and operations.

The Telephone Consumer Protection Act of 1991 (“TCPA”) and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” (also known as “spam”) and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations. The FCC also is presently reviewing its rules implementing unsolicited facsimile provisions of the TCPA. While we do not have reason to believe that this action will directly impact our operations, it is impossible to know what the final provisions will entail and any changes to the rules may impact our operations.

Also in the U.S., the Communications Assistance to Law Enforcement Act (“CALEA”) requires telecommunications carriers to be capable of performing wiretaps and recording other call identifying information. In September 2005, the FCC released an order defining telecommunications carriers that are subject to CALEA obligations as facilities-based broadband Internet access providers and VoIP providers that interconnect with the Public Switched Telephone Network. As a result of this definition, we do not believe that j2 Global’s products are subject to this Act. However, if the category of service providers to which the Act applies broaden to also include information services, that may impact our operations.

The value-added messaging and communications services industry is undergoing rapid technological changes and we may not be able to keep up.

The value-added messaging and communications services industry is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. Additionally, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. If the global communications industry fails to set standards to allow for the compatibility of various products and technologies on a timely basis or at all, any new services and technologies may not be compatible with our existing technologies or operate in a manner sufficient for us to execute our business plan, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We rely heavily on the revenue generated by our fax services.

Currently, a substantial portion of the overall traffic on our network is fax related. Our future success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions. If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractions to fax versus alternatives, such as email, is that fax signatures are a generally accepted method of executing contracts. There are on-going efforts by governmental and non-governmental entities, many of which possess greater resources than we do, to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We are subject to regulations relating to consumer privacy.

Consumer privacy has become a significant concern of regulators in the United States and abroad. Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have passed, legislation that limits the uses of personal information gathered online or offline. Many other jurisdictions already have such laws and continuously consider strengthening them, especially against online services. In addition, approximately twenty states have passed laws that require businesses to notify customers of the occurrence of a data breach that may result in unauthorized acquisition of personal data. In certain instances we are subject to some of these current laws.

Statutes intended to protect user privacy have passed in many non-U.S. jurisdictions. For example, the E.U. Data Protection Directive protects personal data (defined as data that can reasonably be used to identify a living person) by requiring that personal information be collected with consent for a reasonable purpose, used and disclosed for the limited purpose for which it was collected, accurate, accessible for inspection and correction, and stored securely. The E.U. Data Protection Directive also requires that a data collector either establish a data officer in each member state where it offers service or submit a formal notification of its collection activities to the local data privacy agency. Finally, the E.U. also guards the privacy of its citizens when information is transferred outside the member states. The Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the United States lacks adequate data protection laws, entities transferring personal data must follow certain alternative procedures or risk the interruption of data flows between E.U. countries and the U.S. For example, the U.S. Department of Commerce has, in agreement with the E.U., created a Safe Harbor Registry where businesses can voluntarily pledge to abide by prescribed data protection standards in order to permit transboundary data flow. The E.U. Directive also permits transboundary data flow upon the express consent of the data subject. However, a recent informal opinion from the E.U. Working Party that studies data privacy issues recommends that the consent method should be used only when other transfer options are not available. Canada’s PIPEDA law similarly regulates the collection of personal data.

Failure to comply with these and other international data privacy laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the EU Member States, but their applicability and scope remain somewhat uncertain. Enactment of new laws and regulations or the interpretation of existing laws and regulations in a way that is adverse to us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

In the E.U., the European Parliament and Council have proposed to amend the Communications Directive with the Directive on the Retention of Data Processed in Connection with the Provision of Public Electronic Communications Services (“Data Retention Directive”). If adopted, as is widely expected, the Data Retention Directive will likely require telecommunications carriers and information service providers to store all phone, SMS, Internet, fax and email data for a minimum specified period of time, in the interests of public safety and terrorism prevention. This requirement may impact some of our operations.

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

As of March 15, 2006, we had approximately 24.8 million shares of Common Stock outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of Common Stock in the public market or the perception of such sales could cause the market price of our Common Stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

•  A large percentage of our stock being sold short;

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

Item 1B.    Unresolved Staff Comments

The Company has no unresolved comments from the SEC.

Item 2.    Properties

As of December 31, 2005, we leased approximately 31,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in British Columbia; California; Hong Kong; Ireland; The Netherlands and United Kingdom.

All of our network equipment is housed either at our corporate headquarters or at one of our 54 co-location facilities around the world.

Item 3.    Legal Proceedings

On October 11, 2005, a complaint was filed against the Company in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to our eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. On December 2, 2005, the Company filed a demurrer to the entire complaint. At the demurrer hearing held on February 7, 2006, the Court sustained the Company’s demurrer, dismissed the case without prejudice and gave plaintiffs 45 days leave to amend. A first amended complaint was filed against the Company on March 17, 2006 and the Company is in the process of preparing responsive pleadings. The Company believes that the action lacks merit and will vigorously defend the matter.

We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against this claim. In the event of a determination adverse to us, we may incur substantial monetary liability, which could have a material adverse effect on our financial position, results of operations or cash flows. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, we have not accrued for a loss contingency relating to this legal proceeding because we believe that, although unfavorable outcomes in the proceeding may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against four companies for infringing our patents. Although we believe that we have a reasonable basis to prevail in each of these cases, patent litigation is inherently uncertain and there can be no assurances that we will prevail. These lawsuits are described below:

j2 Global v. Venali, Inc.

We have pending lawsuits against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California for infringement of several of our U.S. Patents. The first complaint was filed in February 2004 and the second in July 2005. In both cases we are seeking at least a reasonable royalty for infringement, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. In its answers and counterclaims, Venali seeks a judgment of invalidity and non-

infringement for each patent, as well as attorneys’ fees and other costs including interest. Three of the four patents at issue in the February 2004 case are being re-examined by the U.S. Patent and Trademark Office (“PTO”). On January 11, 2006, the Court stayed that action until resolution of the re-examinations before the PTO. None of the patents in the July 2005 action are being re-examined by the PTO and that case is proceeding.

j2 Global v. CallWave, Inc.

We also have pending lawsuits against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California for infringement of several of our U.S. Patents. The first complaint was filed in August 2004 and the second in July 2005. In both cases we are seeking at least a reasonable royalty for infringement, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. In its answers and counterclaims, CallWave seeks a judgment of invalidity and non-infringement for each patent, as well as its attorneys’ fees and other costs. Two of the four patents at issue in the August 2004 case are being re-examined by the PTO. On January 11, 2006, the Court stayed that action until resolution of the re-examinations before the PTO. None of the patents in the July 2005 action are being re-examined by the PTO and that case is proceeding.

j2 Global v. EasyTel.Net

In August, 2005, we filed suit against EasyTel.Net (“EasyTel”) in the United States District Court for the Central District of California, alleging infringement of various U.S. Patents. This action seeks damages of at least a reasonable royalty for infringement, a permanent injunction against continued infringement, attorneys’ fees, interest and costs. EasyTel has not yet responded to this complaint. Two of the eight patents at issue in this litigation are being re-examined by the PTO. On January 11, 2006, the Court stayed this action until resolution of the re-examinations before the PTO.

j2 Global v. Protus IP Solutions Inc.

In August, 2005, we filed suit against Protus IP Solutions Inc. (“Protus”) in the United States District Court for the Central District of California, alleging infringement of various U.S. Patents. This action seeks damages of at least a reasonable royalty for infringement, a permanent injunction against continued infringement, attorneys’ fees, interest and costs. In its answer and counterclaims, Protus seeks a judgment of invalidity, non-infringement and unenforceability for each patent, as well as its attorneys’ fees and other costs. Two of the eight patents at issue in this litigation are being re-examined by the PTO. On January 11, 2006, the Court stayed this action until resolution of the re-examinations before the PTO.

In January, 2006, we filed suits against Protus in the Federal Court in Toronto, Ontario, alleging infringement of several Canadian Patents. These actions seek an injunction against continued infringement; general damages or, in the alternative, Protus’ profits resulting from the infringement; destruction of infringing products; reasonable compensation under paragraph 55(2) of the Patent Act; aggravated, punitive, and exemplary damages; interest; and costs. These actions are proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the NASDAQ National Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our Common Stock for the periods indicated, as reported by the NASDAQ National Market.

	High	Low
Year ended December 31, 2005
First Quarter	$41.62	$30.42
Second Quarter	37.52	32.84
Third Quarter	40.69	34.44
Fourth Quarter	47.70	38.00
Year ended December 31, 2004
First Quarter	28.20	19.08
Second Quarter	27.80	21.72
Third Quarter	31.59	22.62
Fourth Quarter	35.64	28.78

Holders

We had 301 registered stockholders as of December 31, 2005. That number excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2005.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holder	2,435,796	$16.17	945,845
Equity compensation plans not approved by security holders	—	—	—
Total	2,435,796	$16.17	945,845

The number of securities remaining available for future issuance includes 92,296 and 853,549 under the Company’s Second Amended and Restated 1997 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a description of each plan.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$143,941	$106,343	$71,622	$48,213	$33,253
Cost of revenues (1)	29,762	20,969	17,748	11,202	13,412
Gross profit	114,179	85,374	53,874	37,011	19,841
Operating expenses:
Sales and marketing	22,931	18,501	11,171	6,415	4,585
Research, development and engineering	6,869	5,249	4,195	3,187	2,535
General and administrative (1)	20,970	14,702	11,130	13,397	13,921
Amortization of goodwill and other intangibles	1,988	886	128	207	6,924
Impairment of acquisition related intangible asset	—	—	—	—	597
Total operating expenses	52,758	39,338	26,624	23,206	28,562
Operating earnings (loss)	61,421	46,036	27,250	13,805	(8,721)
Other Income and expenses:
Gain on sale of investment	9,808	—	—	—	—
Interest and other income	3,416	1,244	486	541	1,045
Interest and other expense	(76)	(61)	(67)	(102)	(155)
Total other income and expenses	13,148	1,183	419	439	890
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	74,569	47,219	27,669	14,244	(7,831)
Income tax expense (benefit)	23,311	15,612	(8,137)	152	4
Earnings (loss) before cumulative effect of change in accounting principle	51,258	31,607	35,806	14,092	(7,835)
Cumulative effect of change in accounting principle	—	—	—	225	—
Net earnings (loss)	$51,258	$31,607	$35,806	$14,317	$(7,835)
Net earnings (loss) per common share:
Basic	$2.13	$1.36	$1.58	$0.66	$(0.35)
Diluted	$2.00	$1.27	$1.42	$0.60	$(0.35)
Weighted average shares outstanding:
Basic	24,112,409	23,312,744	22,731,894	21,648,260	22,559,294
Diluted	25,576,385	24,837,857	25,183,088	23,793,540	22,559,294

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$36,301	$18,814	$32,882	$32,777	$19,087
Working capital	109,264	67,569	63,615	32,109	16,112
Total assets	222,245	152,917	112,856	64,093	49,056
Long-term debt	149	866	221	251	28
Total stockholders’ equity	203,882	139,961	102,905	56,683	41,140

(1)
Cost of sales in 2004 and 2003 reflect the inclusion of approximately $4.5 million and $4.4 million, respectively, of certain network operations expenses and related depreciation expense that historically have been included in general and administrative expense, to conform to 2005 presentation. However, for 2002 and 2001, there is insufficient data to properly allocate these same expenses from general and administrative to cost of sales and hence, cost of sales for those years do not conform to the current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2006.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, jConnect®, UniFaxTM, Onebox®, Electric Mail® and eVoice®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,000 cities in 26 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.2 million telephone numbers deployed as of December 31, 2005, more than 740,000 were serving paying subscribers, with the balance deployed to free subscribers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from the sale of our eFax and jConnect paid services, including eFax Corporate®, eFax Plus®, eFax ProTM and jConnect Premier®. These services are deployed through DIDs. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels, marketing arrangements and enhanced brand awareness. In addition, we continuously seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introduction of new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based revenues have increased from $67 million to $134 million in the period from December 31, 2003 to December 31, 2005. The primary reasons for this increase were an 85% increase in the number of paid DIDs over this period and a 5% increase in monthly average revenues per paid DID. This was due to additional usage based charges and an increase in the fixed monthly fee for individual customers occurring in late 2003 and early 2004. We expect that DID based revenues will continue to be a dominant driver of total revenues.

The following table sets forth key operating metrics of our Company for the years ended December 31, 2005, 2004 and 2003 (in thousands except for percentages and average revenue per paying telephone number).

	December 31,
	2005	2004	2003
Free service telephone numbers	10,424	8,180	5,150
Paying telephone numbers	740	554	400
Total active telephone numbers	11,164	8,734	5,550

	Year Ended December 31,
	2005	2004	2003
Subscriber revenues:
Fixed	$98,721	$73,716	$47,190
Variable	40,985	29,444	20,895
Total subscriber revenues	$139,706	$103,160	$68,085

Percentage of total subscriber revenues:
Fixed	70.7%	71.5%	69.3%
Variable	29.3%	28.5%	30.7%

Revenues:
DID based	$134,018	$99,652	$66,592
Non-DID based	9,923	6,691	5,030
Total revenues	$143,941	$106,343	$71,622

Average monthly revenue per paying telephone number(1)	$16.75	$16.82	$15.88

(1)See calculation of average revenue per paying telephone number at the end of this section, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Long-lived and Intangible Assets.   We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS No. 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Goodwill.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002. As of this date, as required by this Statement, we discontinued amortizing the remaining balances of goodwill and a trade name with an indefinite life. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We completed the required impairment review at the end of fiscal 2005 and determined that the fair value of our goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives continue to be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

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

Tax Contingencies.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. However, our future results may include material favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the results of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the “modified prospective transition” method or the “modified retrospective transition” method. We will adopt SFAS 123R effective in the first quarter of fiscal 2006 using the “modified prospective method”. Under the modified prospective method, prior years’ financial results will not include the impact of the stock compensation expense using fair value.

We expect the adoption of SFAS 123R to increase our stock-based compensation expense in 2006. The actual stock option expense is dependent on a number of factors, including the number of stock options granted, our common stock price and related expected volatility, the treatment of tax benefits, changes in interest rates and other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We have evaluated the impact of the adoption of SFAS No. 153 and do not believe it will have a material effect on our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1 which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This standard is effective for fiscal periods beginning after December 15, 2005. We have evaluated the impact of the adoption of FSP Nos. SFAS 115-1 and SFAS 124-1 and do not believe it will have a material effect on our financial condition and results of operations.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2005(1)	2004(1)	2003
Revenues	100%	100%	100%
Cost of revenues	21	20	25
Gross profit	79	80	75
Operating expenses:
Sales and marketing	16	17	15
Research, development and engineering	5	5	6
General and administrative	16	15	16
Total operating expenses	37	37	37
Operating earnings	43	43	38
Gain on sale of investment	7	—	—
Interest and other income	2	1	1
Interest and other expense	—	—	—
Earnings before income taxes	52	44	39
Income tax expense (benefit)	16	15	(11)
Net earnings	36%	30%	50%

(1)Due to rounding, individual numbers may not recalculate.

Revenues

Subscriber.   Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $139.7 million, $103.2 million and $68.1 million for the years ended 2005, 2004 and 2003, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers combined with a price increase discussed below. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

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

Other Revenues.   Other revenues were $4.2 million, $3.2 million and $3.5 million for the years ended 2005, 2004 and 2003, respectively. Other revenues consist primarily of advertising revenues generated by delivering email messages on behalf of advertisers to our free customers and patent licensing revenues. The increase in other revenues from 2004 to 2005 resulted from an increase in patent licensing revenues. The decrease from 2003 to 2005 resulted from a decrease in advertising revenues due to a continued decline in email advertising prices due to market conditions, notwithstanding an overall increase in the number of free telephone numbers deployed.

Cost of Revenues.   Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $29.8 million, or 21% of revenues, $21.0 million, or 20% of revenues, and $17.7 million, or 25% of revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in cost of revenues as a percentage of revenue from 2004 to 2005 was due primarily to certain acquisitions that have lower gross margins, increased network capacity at certain locations and the expansion of new international POPs that are not yet generating meaningful revenues. The cost of revenues as a percentage of revenue improved from 2003 to 2004 primarily due to enhanced utilization of network capacity.

Operating Expenses

Sales and Marketing.   Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development related expenses. Sales and marketing expenses were $22.9 million, or 16% of revenues, $18.5 million, or 17% of revenues, and $11.2 million, or 15% of revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in sales and marketing expenses from 2003 to 2005 was due primarily to increased Internet-based advertising and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Additionally, during the second half of 2003 and throughout 2004, we experienced upward pricing pressure for certain Internet-based advertising. We have a return on investment discipline-based approach to our Internet-based advertising and marketing spend which will cause sales and marketing costs as a percentage of total revenues to vary from period to period.

Research, Development and Engineering.   Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering costs were $6.9 million, or 5% of revenues, $5.2 million, or 5% of revenues, and $4.2 million, or 6% of revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in research, development and engineering costs over this three-year period was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security. Research, development and engineering costs as a percentage of revenues remained fairly consistent year over year.

General and Administrative.   Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, bad debt expense, professional fees, facility expenses and insurance costs. General and administrative costs were $23.0 million, or 16% of revenues, $15.6 million, or 15% of revenues, and $11.3 million, or 16% of revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. General and administrative costs as a percentage of revenues remained relatively stable from 2003 to 2005. The increase in general and administrative expenses from 2003 to 2005 was primarily attributable to a combination of additional personnel due to internal growth and acquisitions, increased bad debt and chargebacks due to a growing customer base, increased depreciation and amortization due to purchases of additional property and equipment and intangible assets, and increased professional and consulting fees primarily related to compliance with the Sarbanes-Oxley Act of 2002.

Gain on Sale of Investment. In 2005, we recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. We received $9.2 million in cash and have a right to receive $0.8 million in funds which are held in escrow for one year from the date of sale. The amount held in escrow is included in accounts receivable in the accompanying balance sheet. We also have a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, we may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. There is no guarantee that we will receive any of these contingent funds.

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long term investments. Interest and other income amounted to approximately $3.4 million, $1.2 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in interest and other income from 2003 to 2005 was due to a combination of higher cash and investment balances and higher interest rates over the three year period.

Interest and Other Expense.   Our interest and other expense amounted to approximately $76,000, $61,000 and $67,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest and other expense was primarily related to interest on capital lease obligations and long term debt.

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

As of December 31, 2005, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $7.1 million and $4.0 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2013 for the state. In addition, as of December 31, 2005, we had federal and state research and development tax credits of zero and $400,000, respectively. These credits last indefinitely for state purposes.

Income tax expense (benefit) amounted to approximately $23.3 million, $15.6 million and ($8.1) million for the years ended December 31, 2005, 2004 and 2003, respectively. Our effective tax rate for 2005, 2004 and 2003 was 31%, 33% and (29%), respectively. The increase from 2003 to 2004 was due primarily to two factors. First, during the fourth quarter of 2003, we recorded a reversal of certain federal and state deferred tax asset valuation allowances primarily consisting of NOLs. The reversal of deferred tax valuation allowance of $15.7 million was offset by $6.2 million primarily relating to the tax effect of the exercises of nonqualifying stock options. This resulted in a non-recurring tax benefit of $9.5 million during the quarter. Second, prior to the fourth quarter of 2003 we did not record an income tax accrual (except for state income taxes that could not be offset by state NOLs due to legislation temporarily suspending their use) because we determined we were not more likely than not to realize the benefit of our deferred tax assets. In contrast, for all of 2004 and 2005 we recorded a full income tax accrual. The increase in income tax expense from 2004 to 2005 was primarily due to our increased worldwide taxable income.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As of December 31, 2005, we have recorded a contingent tax liability of approximately $1.9 million in accordance with SFAS No. 5. However, our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

For 2006 we expect to have an effective worldwide tax rate of approximately 29% to 31%, although such rate may fluctuate due to the geographic mix of our taxable income.

Liquidity and Capital Resources

At December 31, 2005, we had total cash and investments of $144.5 million, consisting of cash and cash equivalents of $36.3 million, short-term investments of $76.5 million and long-term investments of $31.7 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as held-to-maturity, and thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature between one and six years from December 31, 2005. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $64.3 million, $50.8 million and $32.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers settle quickly. Our cash and cash equivalents and short-term investments were $112.8 million, $66.0 million and $54.9 million at December 31, 2005, 2004 and 2003, respectively.

Net cash used in investing activities was approximately $49.1 million, $64.9 million and $34.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash used in investing in 2005 was primarily attributable to purchases of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by proceeds from sale of investment of approximately $9.2 million. Net cash used in investing activities in 2004 and 2003 was primarily attributable to purchases of investments, purchases of property and equipment, purchases of intangibles and acquisitions of businesses.

Net cash provided by (used in) financing activities was approximately $2.8 million, ($72,000) and $2.3 million for the years ended 2005, 2004 and 2003, respectively. For 2005 and 2003, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and warrants and common shares issued under our employee stock purchase plan, offset by repayment of long term debt. Net cash used in financing activities in 2004 was primarily comprised of repayment of long term debt and capital leases, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

We finance a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were approximately $0.7 million, $2.1 million and $1.2 million at December 31, 2005, 2004 and 2003, respectively.

For 2005 and in prior years, our cash flows were positively impacted by the utilization of our net operating losses and tax credit carryforwards. As of December 31, 2005, our available NOLs and tax credit carryforwards are not expected to have a material impact on future cash flows. As such, we expect our cash tax payments or cash paid for income taxes to be higher than in previous years. However, we continue to expect our cash tax payments to be reduced by the tax deduction related to stock option exercises.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations and Commercial Commitments

The following table summarizes our obligations and commitments as of December 31, 2005:

	Payments Due by Period
	(In thousands)
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,286	$1,085	$2,041	$1,157	$3
Capital leases	192	146	46	—	—
Loans payable	561	457	104	—	—
Telecom services and co-location facilities	2,651	1,629	1,022	—	—
Computer software and related services	3,829	3,194	635	—	—
Marketing agreements	54	54	—	—	—
	$11,573	$6,565	$3,848	$1,157	$3

Calculation of Average Revenue per Paying Telephone Number

	December 31,
	2005	2004	2003
	(In thousands except average monthly revenue per paying telephone number)
DID based revenues	$134,018	$99,652	$66,592
Less other revenues	(3,993)	(3,344)	(2,707)
Total paying telephone number revenues	$130,025	$96,308	$63,885

Average paying telephone number monthly revenue (total divided by number of months)	$10,835	$8,026	$5,324

Number of paying telephone numbers

Beginning of period	554	400	270
End of period	740	554	400

Average of period	647	477	335

Average monthly revenue per paying telephone number(1)	$16.75	$16.82	$15.88

(1)Due to rounding, individual numbers may not recalculate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions have been substantially denominated in U.S. dollars.

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our primary exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Canadian Dollar, Euro and British Pound Sterling. However, the exposure is mitigated since we have generally reinvested profits from international operations in order to grow the business.

As we increase our operations in international markets we become increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of the international businesses into U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally.

Foreign exchange gains and losses were not material to our earnings in 2005, 2004 and 2003. However, we periodically review our strategy for hedging transaction risks. Our objective in managing the foreign exchange risk is to minimize the potential exposure to the changes that exchange rates might have on earnings, cash flows and financial position.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
March 24, 2006

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except share amounts)

	2005	2004
ASSETS
Cash and cash equivalents	$36,301	$18,814
Short-term investments	76,525	47,225
Accounts receivable, net of allowances of $627 and $529, respectively	10,211	8,227
Prepaid expenses and other	3,350	2,873
Deferred income taxes	1,091	2,520
Total current assets	127,478	79,659

Long-term investments	31,673	27,753
Property and equipment, net	17,248	12,386
Goodwill	20,681	20,173
Other purchased intangibles, net	20,299	11,256
Other assets	307	170
Deferred income taxes	4,559	1,520
Total assets	$222,245	$152,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,611	$5,324
Income taxes payable	2,809	192
Deferred revenue	7,201	5,378
Current portion of long-term debt	593	1,196
Total current liabilities	18,214	12,090
Long-term debt	149	866
Total liabilities	18,363	12,956
Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 50,000,000 at December 31, 2005 and 2004; total issued and outstanding 24,761,986 and 23,608,046 shares at December 31, 2005 and 2004, respectively	266	254
Additional paid-in capital	152,462	132,327
Deferred stock-based compensation	(5,757)	—
Treasury stock, at cost (1,830,162 shares at December 31, 2005 and 2004)	(4,643)	(4,643)
Notes receivable from stockholders, net of allowances of $0 and $21, respectively	—	(9)
Retained earnings	62,690	11,432
Accumulated other comprehensive (loss)/income	(1,136)	600
Total stockholders’ equity	203,882	139,961
Total liabilities and stockholders’ equity	$222,245	$152,917

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)

	2005	2004	2003
Revenues:
Subscriber	$139,706	$103,160	$68,085
Other	4,235	3,183	3,537
	143,941	106,343	71,622

Cost of revenues	29,762	20,969	17,748

Gross profit	114,179	85,374	53,874

Operating expenses:
Sales and marketing	22,931	18,501	11,171
Research, development and engineering	6,869	5,249	4,195
General and administrative	22,958	15,588	11,258
Total operating expenses	52,758	39,338	26,624
Operating earnings	61,421	46,036	27,250
Other income (expenses):
Gain on sale of investment	9,808	—	—
Interest and other income	3,416	1,244	486
Interest and other expense	(76)	(61)	(67)
Total other income and expenses	13,148	1,183	419

Earnings before income taxes	74,569	47,219	27,669
Income tax expense (benefit):	23,311	15,612	(8,137)

Net earnings	$51,258	$31,607	$35,806
Net earnings per common share:
Basic	$2.13	$1.36	$1.58
Diluted	$2.00	$1.27	$1.42
Weighted average shares outstanding:
Basic	24,112,409	23,312,744	22,731,894
Diluted	25,576,385	24,837,857	25,183,088

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share amounts)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Notes receivable from stockholders	Retained earnings/ (Accumulated deficit)	Accumulated other comprehensive income/(loss)	Unearned compensation	Stockholders’ equity
Balance, December 31, 2002	23,925,742	$239	$117,077	(1,830,162)	$(4,643)	$(9)	$(55,981)	$—	$—	$56,683
Comprehensive income:
Net earnings	—	—	—	—	—	—	35,806	—	—	35,806
Exercise of stock options	889,304	9	2,857	—	—	—	—	—	—	2,866
Issuance of common stock under employee stock purchase plan	32,593	—	392	—	—	—	—	—	—	392
Tax benefit of stock option exercises	—	—	7,060	—	—	—	—	—	—	7,060
Exercise of warrants	73,105	1	97	—	—	—	—	—	—	98
Balance, December 31, 2003	24,920,744	249	127,483	(1,830,162)	(4,643)	(9)	(20,175)	—	—	102,905
Comprehensive income:
Net earnings	—	—	—	—	—	—	31,607	—	—	31,607
Foreign currency translation adjustment	—	—	—	—	—	—	—	600	—	600
Comprehensive income	—	—	—	—	—	—	31,607	600	—	32,207
Exercise of stock options	379,887	4	1,460	—	—	—	—	—	—	1,464
Issuance of common stock under employee stock purchase plan	20,492	—	436	—	—	—	—	—	—	436
Exercise of warrants	117,085	1	(1)	—	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	2,949	—	—	—	—	—	—	2,949
Balance, December 31, 2004	25,438,208	254	132,327	(1,830,162)	(4,643)	(9)	11,432	600	—	139,961
Comprehensive income:
Net earnings	—	—	—	—	—	—	51,258	—	—	51,258
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,736)	—	(1,736)
Comprehensive income	—	—	—	—	—	—	51,258	(1,736)	—	49,522
Exercise of stock options	758,859	8	2,906	—	—	—	—	—	—	2,914
Issuance of common stock under employee stock purchase plan	16,580	—	508	—	—	—	—	—	—	508
Tax benefit of stock option exercises	—	—	9,898	—	—	—	—	—	—	9,898
Exercise of warrants	216,001	2	669	—	—	—	—	—	—	671
Issuance of restricted stock	162,500	2	6,154	—	—	—	—	—	(6,156)	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	399	399
Write-off of notes receivable from stockholders	—	—	—	—	—	9	—	—	—	9
Balance, December 31, 2005	26,592,148	$266	$152,462	(1,830,162)	$(4,643)	$—	$62,690	$(1,136)	$(5,757)	$203,882

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$51,258	$31,607	$35,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,109	4,549	3,910
Gain on sale of investment	(9,808)	—	—
Stock-based compensation	399	—	—
Compensation expense in exchange for note reduction	—	173	172
Tax benefit of stock option exercises	9,898	2,949	7,060
Deferred income taxes	2,153	11,680	(15,720)
Other	12	—	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(554)	(1,705)	(606)
Prepaid expenses	(512)	1,088	1,063
Other assets	(267)	(985)	(1,115)
Increase in:
Accounts payable and accrued expenses	669	939	26
Income taxes payable	2,640	23	—
Deferred revenue	1,348	500	2,033
Net cash provided by operating activities	64,345	50,818	32,629
Cash flows from investing activities:
Purchases of available-for-sale investments	(107,495)	(36,700)	(40,525)
Maturities of available-for-sale investments	91,025	29,625	26,525
Purchases of held-to-maturity investments	(41,844)	(71,276)	(17,857)
Maturities of held-to-maturity investments	25,110	34,405	910
Purchases of property and equipment	(8,928)	(6,981)	(3,566)
Proceeds from the sale of equipment	1	—	73
Acquisition of businesses, net of cash received	(10,863)	(8,607)	(757)
Purchases of intangible assets	(5,240)	(5,374)	(200)
Proceeds from sale of investment	9,169	—	—
Repayment of notes receivable	—	—	540
Net cash used in investing activities	(49,065)	(64,908)	(34,857)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	508	436	392
Exercise of stock options and warrants	3,586	1,464	2,964
Repayment of long-term debt	(1,325)	(1,972)	(1,023)
Net cash provided by (used in) financing activities	2,769	(72)	2,333
Effect of exchange rate changes on cash and cash equivalents	(562)	94	—
Net increase (decrease) in cash and cash equivalents	17,487	(14,068)	105
Cash and cash equivalents at beginning of year	18,814	32,882	32,777
Cash and cash equivalents at end of year	$36,301	$18,814	$32,882

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.	The Company

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; hosted email services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, jConnect®, UniFaxTM, Onebox®, Electric Mail® and eVoice® .

The Company delivers many of its services through its global telephony/Internet Protocol (“IP”) network, which covers more than 2,000 cities in 26 countries across five continents. j2 Global has created this network, and continuously seeks to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for its equipment. The Company maintains and seeks to grow an inventory of telephone numbers to be assigned to new customers. As of December 31, 2005, j2 Global had nearly 11.2 million telephone numbers deployed to its customers. In addition to growing its business internally, the Company has used small acquisitions to grow its customer base, enhance its technology and acquire skilled personnel.

2.	Basis of Presentation and Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)  Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

(d)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure about Fair Value of Financial Instruments”, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

(e)  Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of ninety days or less at the purchase date.

(f)  Investments

The Company accounts for its short-term and long-term investments in debt securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” These investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity.

Auction rate securities are classified as available-for-sale investments and are carried at their fair value. At December 31, 2005 and 2004, the aggregate amount of auction rate securities were $37.5 million and $21.1 million, respectively, and are included in short-term investments in the accompanying consolidated balance sheets. As of December 31, 2005, the auction rate debt securities have stated maturities through 2009. The auction rate preferred securities have no stated maturity dates. Each of these securities have interest rates that reset periodically at established intervals of 30 days or less. At each auction reset, the Company has the option to hold its position, bid for a new interest rate, or sell.

At December 31, 2005 and 2004, long-term held-to-maturity securities mature between one and six years from the date of the financial statements. Unrealized loss on held-to-maturity securities were approximately $577,000 at December 31, 2005. The amortized cost of held-to-maturity securities approximates fair value at December 31, 2004.

There were no realized gains or losses on investments for the years ended December 31, 2005, 2004 and 2003. There were no restrictions on cash and cash equivalents or investments as of December 31, 2005.

Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income; however, at December 31, 2005 and 2004, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2005, 2004 and 2003.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2005, 2004 and 2003.

(g)  Foreign Currency

The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recognized as interest and other income.

(h)  Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to ten years, respectively. The estimated useful life of fixtures, which are comprised primarily of leasehold improvements, as well as equipment under capital leases are amortized on a straight-line basis over their estimated useful lives. The Company has capitalized certain internal use software and Website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to seven years.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies, and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from two to twenty years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. In accordance with SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company completed the required impairment review at the end of fiscal 2005 and determined that the fair value of the goodwill and trade name was in excess of their carrying value. Consequently, no impairment charges were recorded. All remaining and future acquired goodwill and intangible assets with indefinite useful lives continue to be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a “fair-value-based” approach.

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

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2005, 2004 and 2003. Net long-lived assets amounted to approximately $32.5 million and $22.2 million as of December 31, 2005 and 2004, respectively.

(k)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

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

The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost using the

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intrinsic value method has been recognized for stock option grants in the accompanying financial statements. If the fair value based method had been applied in measuring stock compensation expense under SFAS No. 123, the pro forma effect on net earnings and net earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net earnings, as reported	$51,258	$31,607	$35,806
Add: Amortization of stock-based compensation included in reported net income, net of related tax effects	243	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	3,464	2,307	1,909
Pro forma net income	$48,037	$29,300	$33,897

Basic net earnings per common share
As reported	$2.13	$1.36	$1.58
Pro forma	$1.99	$1.26	$1.49

Diluted net earnings per common share
As reported	$2.00	$1.27	$1.42
Pro forma	$1.88	$1.19	$1.35

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 were $37.75, $21.62 and $9.59, respectively, on the date of grant. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	4.1%	2.2%	2.0%
Expected volatility	67%	96%	100%
Expected life (in years)	4.00	3.00	3.00

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the results of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the “modified prospective transition” method or the “modified retrospective transition” method. The Company will adopt SFAS 123R effective in the first quarter of fiscal 2006 using the “modified prospective method”. Under the modified prospective method, prior years’ financial results will not include the impact of the stock compensation expense using fair value.

The Company expects the adoption of SFAS 123R to increase its stock-based compensation expense in 2006. The actual stock option expense is dependent on a number of factors, including the number of stock options granted, the Company’s common stock price and related expected volatility, the treatment of tax benefits, changes in interest rates and other factors.

(m)  Earnings Per Common Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Incremental shares of 1,463,976, 1,525,113 and 2,451,194 in 2005, 2004 and 2003, respectively, were used in the calculation of diluted earnings per common share.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(o)  Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

(q)  Comprehensive Income

Comprehensive income includes net earnings and accumulated other comprehensive income/(loss). The change in accumulated other comprehensive income/(loss) for all periods presented resulted from foreign currency translation gains and losses.

(r)  Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2005 presentation. The Company has reclassified certain network operations expenses and related depreciation expenses from general and administrative expense to cost of revenues in the consolidated statement of operations. These amounts were approximately $4.5 million and $4.4 million in 2004 and 2003, respectively.

(s)  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the results of operations. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the “modified prospective transition” method or the “modified retrospective transition” method. The Company will adopt SFAS 123R effective in the first quarter of fiscal 2006 using the “modified prospective method”. Under the modified prospective method, prior years’ financial results will not include the impact of the stock compensation expense using fair value.

The Company expects the adoption of SFAS 123R to increase its stock-based compensation expense in 2006. The actual stock option expense is dependent on a number of factors, including the number of stock options granted, the Company’s common stock price and related expected volatility, the treatment of tax benefits, changes in interest rates and other factors.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 153 and does not believe it will have a material effect on the Company’s financial condition and results of operations.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 applies to all voluntary changes in accounting principle and changes the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable and requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 154 and does not believe it will have a material effect on the Company’s financial condition and results of operations.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This standard is effective for fiscal periods beginning after December 15, 2005. The Company has evaluated the impact of the adoption of FSP Nos. SFAS 115-1 and SFAS 124-1 and does not believe it will have a material effect on the Company’s financial condition and results of operations.

3.	Business acquisitions

During 2005, the Company completed three acquisitions, none of which were material to the Company’s financial position at the dates of acquisition. In January 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price (in U.S. dollars), including acquisition costs, was approximately $3.6 million. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $3.7 million, of which $1.1 million was allocated to identifiable intangible assets and $2.6 million was allocated to goodwill. In June 2005, the Company purchased substantially all of the assets and operations of a California provider of fax-to-email and unified messaging services. The purchase price, including acquisition costs, was approximately $4.4 million of which $500,000 was a contingent holdback on the date of acquisition. In December 2005, the Company released one half, or $250,000, of the unused portion of the contingent holdback amount and the remaining unused portion will be released on the first anniversary of the closing date. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $3.7 million, of which $1.6 million was allocated to identifiable intangible assets and $2.1 million was allocated to goodwill. In November 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to email and unified messaging services. The purchase price (in U.S. dollars), including acquisition costs, was approximately $3.1 million. As of December 2005, the Company has not completed the allocation of excess aggregate purchase price between goodwill and identifiable intangible assets. The results of operations for these acquisitions during periods prior to the acquisition date were not material to the Company’s consolidated results of operations and accordingly, pro forma results of operations have not been prepared.

During 2004, the Company completed three acquisitions, including the purchase of substantially all of the assets and operations of The Electric Mail Company Inc. (“Electric Mail”), a Canadian-based provider of outsourced email and value-added messaging services, in March 2004. The purchase price (in U.S. dollars), including acquisition costs, for Electric Mail was $6.1 million, which included current assets of $541,000, property and equipment of $298,000, current liabilities of $102,000 and capital lease obligations of $71,000 assumed at acquisition. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $5.4 million, of which $1.7 million was allocated to identifiable intangible assets and $3.7 million was allocated to goodwill. The Company paid this amount of goodwill based upon the following factors: (a) management’s belief that it would achieve significant cost-savings upon completion of integration of Electric Mail’s business into the Company’s; (b) management’s belief that Electric Mail’s business was worth more under the Company’s control because of the Company’s greater Internet marketing expertise and the complementary nature of the two companies’ services; and (c) the fact that Electric Mail had an established, stable and on-going business.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the other two acquisitions in 2004, the aggregate purchase price, including acquisition costs, was $2.7 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to one of the acquisitions. Any additional consideration paid as a result of the earn-out will be recorded as an additional cost of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired in these two acquisitions amounted to approximately $2.7 million of which substantially all was allocated to identifiable intangible assets. As of December 31, 2005, no amount has been earned with respect to the contingent earn-out.

The Company has accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of the Company since the date of each respective acquisition. The results of operations for these entities during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been prepared.

4.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)
Computers and related equipment	$33,538	$23,844
Furniture and equipment	706	615
Capital leases	1,003	986
Leasehold improvements	1,837	1,545
	37,084	26,990
Less: Accumulated depreciation and amortization	(19,836)	(14,604)
Total property and equipment, net	$17,248	$12,386

Included in accumulated amortization at December 31, 2005 and 2004 is approximately $795,000 and $605,000, respectively, related to capital leases. Amortization expense related to capital leases aggregated $186,000, $248,000 and $231,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense was $5.1 million, $3.7 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5.	Goodwill and Intangible Assets

In conjunction with its adoption of SFAS No. 142, the Company completed an initial impairment review of its goodwill and indefinite-lived intangible assets as of January 1, 2002 and found no impairment. During fiscal years 2003, 2004 and 2005, the Company assessed whether events or changes in circumstances occurred that potentially indicates that the carrying amount of these assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2003, 2004 and 2005 and determined that the fair value of the Company’s goodwill and indefinite-live intangible assets were in excess of their carrying value as of December 31, 2003, 2004 and 2005. Consequently, no impairment charges were recorded in 2003, 2004 and 2005.

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2005 are as follows (in thousands):

	Balance as of January 1, 2005	Additions	Amortization	Deduction(1)	Foreign Exchange Translation	Balance as of December 31, 2005
Goodwill	$20,173	$5,099	$—	$(3,772)	$(819)	$20,681
Intangible assets with indefinite lives	1,409	182	—	—	(1)	1,590
Intangible assets subject to amortization	9,847	7,754	(1,988)	—	(343)	15,270
Other - unallocated (refer to Note 3)	—	3,485	—	—	(46)	3,439
Total	$31,429	$16,520	$(1,988)	$(3,772)	$(1,209)	$40,980

(1) Deductions principally relate to the reversal of deferred tax asset valuation allowances related to acquired entities.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2004 are as follows (in thousands):

	Balance as of January 1, 2004	Additions	Amortization	Deduction	Foreign Exchange Translation	Balance as of December 31, 2004
Goodwill	$15,616	$4,224	$—	$—	$333	$20,173
Intangible assets with indefinite lives	1,268	141	—	—	—	1,409
Intangible assets subject to amortization	1,052	9,539	(886)	—	142	9,847
Total	$17,936	$13,904	$(886)	$—	$475	$31,429

Intangible assets with indefinite lives relate primarily to a trade name. As of December 31, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.42 years	$11,600	$1,566	$10,034
Technology	2.04 years	2,901	2,801	100
Customer relationships	4.85 years	2,942	1,034	1,908
Trade name	17.47 years	3,467	200	3,267
Total		$20,910	$5,601	$15,309

As of December 31, 2004, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.63 years	$6,558	$570	$5,988
Technology	2.06 years	2,909	2,722	187
Customer relationships	4.85 years	2,408	410	1,998
Trade name	20 years	1,710	36	1,674
Total		$13,585	$3,738	$9,847

Amortization expense was $2.0 million, $886,000 and $128,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for fiscal years 2006 through 2010 is estimated to approximate $2.1 million, $1.9 million, $1.9 million, $1.7 million and $7.9 million, respectively.

6.	Loans Payable

Loans payable consists of the following:

	As of December 31,
	2005	2004
	(In thousands, except interest rates)

Secured equipment leasing line of credit of borrowings up to $2.5 million, bearing interest at 5.8% subject to adjustment based on the 36-month Treasury rate. Repayment terms of 36 months commencing from the date of each drawn-down	$45	$149
Unsecured loan payable to finance computer software bearing interest at 2.87%. Quarterly principal and interest payments are approximately $106 from July 2004 to April 2007	516	916
Loan payable secured by certain computer equipment bearing interest at 8.80%. Quarterly principal and interest payments are approximately $56 through April 2005	—	67
Unsecured loan payable bearing interest at 3.90%. Monthly principal and interest payments are approximately $9 from May 2004 to March 2005	—	28
Unsecured loan payable bearing interest at 3.57%. Monthly principal and interest payments are approximately $78 from September 2004 to July 2005	—	464
	561	1,624
Less current installments of loans payable	(457)	(938)
Loans payable, excluding current portion	$104	$686

At December 31, 2005, annual maturities of loans payable are as follows:

(In thousands)
2006	$457
2007	104
$561

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases which expire at various dates through 2011.

Future minimum lease payments at December 31, 2005, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Fiscal Year:
2006	$146	$1,085
2007	46	1,029
2008	—	1,012
2009	—	966
2010	—	191
Thereafter	—	3
Total minimum lease payments	$192	$4,286
Less amounts representing interest	(11)
Present value of net minimum lease payments	181
Less current installments of obligations under capital lease	(136)
Obligations of capital leases excluding current installments	$45

Rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.5 million, $1.1 million and $847,000, respectively.

Marketing Arrangements

As of December 31, 2005, the Company had minimum purchase commitments approximating $54,000 relating to marketing arrangements.

8.	Litigation

On October 11, 2005, a complaint was filed against the Company in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to its eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. On December 2, 2005, the Company filed a demurrer to the entire complaint. At the demurrer hearing held on February 7, 2006, the Court sustained the Company’s demurrer, dismissed the case without prejudice and gave plaintiffs 45 days leave to amend. A first amended complaint was filed against the Company on March 17, 2006 and the Company is in the process of preparing responsive pleadings. The Company believes that the action lacks merit and will vigorously defend the matter.

The Company does not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against this claim. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, which could have a material adverse effect on its financial position, results of operations or cash flows. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, the Company has not accrued for a loss contingency relating to this legal proceeding because the Company believes that, although unfavorable outcomes in the proceeding may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Overview of Patent Litigation

As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, the Company has

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initiated litigation against four companies for infringing our patents. Although the Company believes that it has a reasonable basis to prevail in each of these cases, patent litigation is inherently uncertain and there can be no assurances that the Company will prevail. These lawsuits are described below:

j2 Global v. Venali, Inc.

The Company has pending lawsuits against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California for infringement of several of its U.S. Patents. The first complaint was filed in February 2004 and the second in July 2005. In both cases the Company is seeking at least a reasonable royalty for infringement, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. In its answers and counterclaims, Venali seeks a judgment of invalidity and non-infringement for each patent, as well as attorneys’ fees and other costs including interest. Three of the four patents at issue in the February 2004 case are being re-examined by the U.S. Patent and Trademark Office (“PTO”). On January 11, 2006, the Court stayed that action until resolution of the re-examinations before the PTO. None of the patents in the July 2005 action are being re-examined by the PTO and that case is proceeding.

j2 Global v. CallWave, Inc.

The Company also has pending lawsuits against CallWave, Inc. (“CallWave”) in the United States District Court for the Central District of California for infringement of several of its U.S. Patents. The first complaint was filed in August 2004 and the second in July 2005. In both cases the Company is seeking at least a reasonable royalty for infringement, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. In its answers and counterclaims, CallWave seeks a judgment of invalidity and non-infringement for each patent, as well as its attorneys’ fees and other costs. Two of the four patents at issue in the August 2004 case are being re-examined by the PTO. On January 11, 2006, the Court stayed that action until resolution of the re-examinations before the PTO. None of the patents in the July 2005 action are being re-examined by the PTO and that case is proceeding.

j2 Global v. EasyTel.Net

In August, 2005, the Company filed suit against EasyTel.Net (“EasyTel”) in the United States District Court for the Central District of California, alleging infringement of various U.S. Patents. This action seeks damages of at least a reasonable royalty for infringement, a permanent injunction against continued infringement, attorneys’ fees, interest and costs. EasyTel has not yet responded to this complaint. Two of the eight patents at issue in this litigation are being re-examined by the PTO. On January 11, 2006, the Court stayed this action until resolution of the re-examinations before the PTO.

j2 Global v. Protus IP Solutions Inc.

In August, 2005, the Company filed suit against Protus IP Solutions Inc. (“Protus”) in the United States District Court for the Central District of California, alleging infringement of various U.S. Patents. This action seeks damages of at least a reasonable royalty for infringement, a permanent injunction against continued infringement, attorneys’ fees, interest and costs. In its answer and counterclaims, Protus seeks a judgment of invalidity, non-infringement and unenforceability for each patent, as well as its attorneys’ fees and other costs. Two of the eight patents at issue in this litigation are being re-examined by the PTO. On January 11, 2006, the Court stayed this action until resolution of the re-examinations before the PTO.

In January, 2006, the Company filed suits against Protus in the Federal Court in Toronto, Ontario, alleging infringement of several Canadian Patents. These actions seek an injunction against continued infringement; general damages or, in the alternative, Protus’ profits resulting from the infringement; destruction of infringing products; reasonable compensation under paragraph 55(2) of the Patent Act; aggravated, punitive, and exemplary damages; interest; and costs. These actions are proceeding.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Income Taxes

The provision for income tax consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$17,799	$3,077	$7,307
State	2,806	629	3,555
Foreign	553	226	—
Total current	21,158	3,932	10,862

Deferred:
Federal	844	10,453	(13,593)
State	1,203	1,316	(5,406)
Foreign	106	(89)	—
Total deferred	2,153	11,680	(18,999)

Total provision	$23,311	$15,612	$(8,137)

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carry-forwards	$22,199	$24,500	$37,218
Tax credit carry-forwards	400	2,900	2,198
Accrued expenses	1,541	494	308
Other	934	(658)	(608)
	25,074	27,236	39,116
Less valuation allowance	(19,424)	(23,196)	(23,396)
Net deferred assets	$5,650	$4,040	$15,720

The Company has recorded a valuation allowance in the amount set forth above for net operating loss carryforwards (“NOLs”) where it is not more likely than not the Company will receive future tax benefits. The net decrease in the valuation allowance for the years ended 2004 and 2003 was $0.2 million and $18.4 million, respectively, and reduced the Company’s income tax provision for those years. The net decrease in the valuation allowance for the year ended December 31, 2005 was approximately $3.8 million and related principally to the reversal of the deferred tax valuation allowance related to acquired entities. Such amounts also reduced goodwill recorded for those acquisitions.

As of December 31, 2005, the Company had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $7.1 million and $4.0 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2013 for the state. In addition, as of December 31, 2005, we had federal and state research and development tax credits of zero and $400,000, respectively. These credits last indefinitely for state purposes.

The State of California suspended the use of NOLs for tax years beginning on or after January 1, 2002 and 2003. As a result, the Company was not permitted to utilize its California NOLs generated in prior years to offset 2003 State of California taxable income.

As of December 31, 2005 and 2004, U.S. income taxes have not been assessed on approximately $22.5 million and $5.6 million of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely or offset by foreign tax credits, respectively. The Company’s foreign pre-tax income for 2003 was not material.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	(0.7)%	(58.8)%
State income taxes, net	3.5%	2.7%	(4.3)%
Foreign rate differential	(9.7)%	(3.8)%	—
Tax contingency reserve	2.2%	—	—
Other	0.3%	(0.1)%	(1.3)%
Effective tax rates	31.3%	33.1%	(29.4)%

During 2005 and 2004, the Company recorded a tax benefit of approximately $9.9 million and $2.9 million from the exercise of non-qualifying stock options and disqualifying dispositions of incentive stock options as a reduction of its income tax liability and increase in equity, respectively.

The amount of income taxes the Company pays is subject to audit by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As of December 31, 2005, the Company has recorded a contingent tax liability of approximately $1.9 million in accordance with SFAS No. 5. However, the Company’s future results may include material favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate.

10.	Stockholders’ Equity

In connection with a private placement offering completed in June 1998, the Company issued warrants (“Warrants”) to acquire shares of its Common Stock with an exercise price of $4.80 per share, expiring in June 2005. During 2005, warrants to acquire 227,968 shares were exercised resulting in 216,001 shares of Common Stock being issued. There were no Warrants outstanding at December 31, 2005.

In addition to the Warrants described above, in 1999 the Company issued warrants to a financing company and an Internet service provider to purchase an aggregate of 139,582 shares of Common Stock at $4.80 per share. As of December 31, 2005, there are no warrants outstanding as the remaining 14,582 shares of warrants expired in April 2005.

11.	Stock Options and Employee Stock Purchase Plan

(a)      Stock Options

In November 1997, the Company’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which has twice been amended and restated. Under the 1997 Plan, 5,000,000 authorized shares of Common Stock are reserved for issuance upon exercise of options or as restricted stock. An additional 420,000 shares are authorized for issuance upon exercise of options granted outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s Common Stock on the date of grant for non-statutory stock options. At December 31, 2005, 2004 and 2003, options to purchase 1,305,983, 1,378,329 and 1,003,550 shares of Common Stock were exercisable under and outside of the 1997 Plan, at a weighted average exercise price of $4.64, $3.44 and $3.27, respectively. Stock options generally expire after 10 years and vest over a four- to five-year period.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Number of shares	Weighted-average exercise price
Options outstanding at December 31, 2002	3,420,864	$3.37
Granted	214,013	15.37
Exercised	(889,304)	3.22
Canceled	(115,947)	5.45
Options outstanding at December 31, 2003	2,629,626	4.29
Granted	398,792	21.62
Exercised	(379,887)	3.85
Canceled	(84,409)	10.91
Options outstanding at December 31, 2004	2,564,122	6.83
Granted	728,549	37.75
Exercised	(758,859)	3.84
Canceled	(98,016)	27.76
Options outstanding at December 31, 2005	2,435,796	16.17

At December 31, 2005, the exercise prices of options granted under and outside the 1997 Plan ranged from $1.10 to $59.68, with a weighted-average remaining contractual life of 7.23 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

Range of Exercise Prices	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2005	Weighted Average Exercise Price
$1.10	18,500	4.95	$1.10	18,500	$1.10
1.88 - 2.68	756,811	5.99	1.89	752,061	1.89
3.00 - 4.13	297,764	4.35	3.90	297,764	3.90
4.80 - 7.05	176,450	6.39	6.99	95,200	6.94
8.90	13,000	6.97	8.90	7,500	8.90
13.44 - 19.09	383,783	7.87	17.10	106,217	16.30
22.09 - 31.29	99,429	8.37	26.07	19,024	26.43
33.79 - 50.05	688,595	9.60	38.01	8,253	49.43
52.16 - 59.68	1,464	3.70	58.99	1,464	58.99
$1.10 - $59.68	2,435,796	7.23	$16.17	1,305,983	$4.64

At December 31, 2005, there were 92,296 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan, and no additional shares available for grant outside of the 1997 Plan.

(b)   Restricted Stock

In 2005, the Company awarded restricted shares of Common Stock to executive officers and directors of the Company pursuant to the 1997 Stock Option Plan. Restricted stock grants are generally measured at fair value on the date of grant based on the value of the award and is recognized as stock-based compensation expense over a five year vesting period. The Company granted 162,500 shares of restricted stock and approximately $399,000 was recognized as compensation expense in the year 2005. As of December 31, 2005, approximately $5.8 million in deferred compensation costs remains to be amortized over the remaining vesting periods of the restricted stock.

(c)   Employee Stock Purchase Plan

In May of 2001, the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 1,000,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for the offering periods is equal to 90%

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. During 2005, 2004 and 2003, 16,580, 20,492 and 32,593 shares, respectively, were purchased at prices ranging from $8.59 to $36.10 per share. As of December 31, 2005, 853,549 shares were available under the Purchase Plan for future issuance.

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)
Numerator for basic and diluted income per common share:
Net earnings	$51,258	$31,607	$35,806
Denominator:
Weighted average outstanding shares of common stock	24,112,409	23,312,744	22,731,894
Dilutive effect of:
Employee stock options	1,270,793	1,326,217	2,137,672
Warrants	84,890	198,896	313,522
Restricted stock	108,293	—	—
Common stock and common stock equivalents	25,576,385	24,837,857	25,183,088
Net earnings per share:
Basic	$2.13	$1.36	$1.58
Diluted	$2.00	$1.27	$1.42

For the years ended December 31, 2005, 2004 and 2003, there were 45,737, 13,996, 15,582 warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14.	Sale of Investment

In 2005, the Company recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which the Company owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. The Company received $9.2 million in cash and has a right to receive $0.8 million in funds which are held in escrow for one year from the date of sale. The amount held in escrow is included in accounts receivable in the accompanying balance sheet. The Company also has a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, the Company may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. There is no guarantee that the Company will receive any of these contingent funds.

15.	Geographic Information

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting period are presented below. Such information attributes revenues based on the location of a customer’s Direct Inward Dial numbers.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue:
United States	$127,134	$96,833	$66,739
All other countries	16,807	9,510	4,883
Total	$143,941	$106,343	$71,622

	As of December 31
	2005	2004
	(In thousands)
Long-lived assets:
United States	$15,998	$11,524
All other countries	1,250	862
Total	$17,248	$12,386

16.	Related Party Transactions

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

The Company leased its headquarters office from a company that is affiliated with the Chairman. For fiscal 2005, 2004 and 2003, the Company paid approximately $904,000, $812,000 and $760,000 in rent expense to a company affiliated with the Chairman, respectively. In addition, the Company received $0, $0 and $109,000 under a sublease with an entity indirectly controlled by its Chairman in fiscal 2005, 2004 and 2003, respectively. The Company also incurred approximately $23,000, $14,000 and $39,000 in expenses on behalf of firms affiliated with its Chairman during 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, these entities affiliated with its Chairman owed the Company $0 and $13,000, respectively. These amounts are included in other assets in the accompanying balance sheets.

The Company believes that the leases and sublease referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b)      Consulting Services

The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by its Chairman. For each of the years ended December 31, 2005, 2004 and 2003, the Company paid Orchard Capital $276,000 for these services.

(c)      Notes Receivable

As of December 31, 2003, the Company had a non-recourse note receivable, which is included in other assets, aggregating $173,000, due from Boardrush Media LLC, a related party. As of December 31, 2004, this note was fully repaid.

17.	Supplemental Non-cash Financing and Investing Activities

Cash paid for interest during the years ended December 31, 2005, 2004 and 2003 approximated $59,000, $87,000 and $67,000, respectively, substantially all of which related to long-term debt and capital leases.

The Company paid cash of approximately $8.6 million, $1.8 million and $64,000 for taxes during the years ended December 31, 2005, 2004 and 2003.

The Company acquired property and equipment for approximately $283,000 which has not been yet paid at December 31, 2005.

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004 and 2003, the Company entered into capital lease and loan arrangements for certain equipment and software. Equipment and software acquired under capital leases approximated $458,000 and $239,000 during 2004 and 2003, respectively. Equipment and software acquired under loan arrangements approximated $1.4 million and $0 during 2004 and 2003, respectively.

In 2004 and 2003, the Company entered into loan arrangements approximating $944,000 and $1.1 million to finance certain corporate insurance policies, respectively.

During 2005, 2004 and 2003, the Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $9.9 million, $2.9 million and $7.1 million, respectively.

In 2005, the Company granted 162,500 shares of restricted stock and approximately $399,000 was recognized as expense.

18.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)

Net sales	$39,143	$37,689	$34,885	$32,224
Gross profit	30,895	29,584	27,973	25,727
Net earnings(1)	11,150	18,189	11,730	10,188
Net earnings per common share:
Basic	$0.45	$0.75	$0.49	$0.43
Diluted	$0.43	$0.71	$0.46	$0.40
Weighted average shares outstanding
Basic	24,576,027	24,369,865	23,824,015	23,666,910
Diluted	25,747,701	25,503,636	25,430,940	25,382,088

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except share and per share data)

Net sales	$29,799	$27,771	$25,831	$22,942
Gross profit	24,223	22,316	20,698	18,137
Net earnings	9,590	8,129	7,489	6,399
Net earnings per common share:
Basic	$0.41	$0.35	$0.32	$0.28
Diluted(2)	$0.41	$0.32	$0.29	$0.25
Weighted average shares outstanding (3):
Basic	23,566,518	23,348,269	23,211,954	23,121,054
Diluted	25,270,872	25,572,432	25,584,617	25,564,338
________________________

(1)	Due to rounding individual numbers may not recalculate.
(2)
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

(3)
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

Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of j2 Global Communications, Inc. and subsidiaries (the “Company”), with the participation of its Co-President and Chief Operating Officer (Principal Executive Officer) and Co-President and Chief Financial Officer (Principal Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company identified a material weakness (described below), and, as a result, our Co-President (Principal Executive Officer) and Co-President (Principal Financial Officer) concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2005. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In light of this material weakness, the Company has concluded that, as of December 31, 2005, it did not maintain effective internal control over financial reporting.

The material weakness identified as of December 31, 2005 was as follows:

An adjustment to the Company’s income tax provision was identified based on the results of the annual financial statement audit for the fiscal year 2005. This adjustment resulted from a deficiency in the operation of controls requiring the assessment of the income tax impact of the pricing for services purchased by j2 Global Communications, Inc. from a subsidiary. This deficiency represents a material weakness in internal control over financial reporting.

 Deloitte & Touche LLP, an independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued its attestation report on our management’s assessment of the Company’s internal controls over financial reporting, which is set forth in paragraph (d) below

(c) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. Management and the Audit Committee of the Company’s Board of Directors have begun to develop remedial measures to address the internal control deficiency identified in this Item 9A. The Company will monitor the effectiveness of planned actions and will make any other changes or take such other actions as management determines to be appropriate.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that j2 Global Communications, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: An error was identified related to the Company’s income tax provision resulting from a deficiency in the operation of controls over the assessment of the income tax impact of pricing for services purchased by j2 Global Communications, Inc. from a subsidiary. This deficiency results in a more-than-remote likelihood that a material misstatement to the interim or annual financial statement will not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Los Angeles, California
March 24, 2006

Item 9B. Other Information

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executive officers is incorporated by reference to the information to be set forth in our proxy statement (2005 Proxy Statement) for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 11.   Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2005 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2005 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2005 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2005 Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)  1. Financial Statements.

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (3)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)
3.2	By-laws, as amended and restated (1)
4.1	Specimen of Common Stock certificate (6)
9.1	Securityholders’ Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)
10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (8)
10.2	j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (7)
10.3	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (5)
10.3.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (10)
10.4	Redemption Agreement dated June 20, 2001 among j2 Global and the Shareholders referred to therein (9)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.6	Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)
10.7	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.8	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.9

Investment Agreement among JFAX Communications, Inc., Jens Muller, John F. Rieley and Boardrush LLC and Orchard/JFAX Investors, LLC and Richard S. Ressler, dated as of March 14, 1997 and effective as of March 17, 1997 (2)

10.10	Consultancy Agreement between the Company and John F. Rieley, dated as of January 16, 2006 (11)
21.1	List of subsidiaries of j2 Global
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

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
(9) Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on August 13, 2001.
(10) Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on April 1, 2002.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2006.

j2 Global Communications, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Co-President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 24, 2006.

Signature	Title
/s/ NEHEMIA ZUCKER Nehemia Zucker	Co-President and Chief Operating Officer (Principal Executive Officer)
/s/ R. SCOTT TURICCHI R. Scott Turicchi	Co-President and Chief Financial Officer (Principal Financial Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Chief Accounting Officer (Principal Accounting Officer)
/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director
/s/ JOHN F. RIELEY John F. Rieley	Director
/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director
/s/ ROBERT J. CRESCI Robert J. Cresci	Director
/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (a) and recoveries	Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$550	$644	$(567)	$627
Year Ended December 31, 2004:
Allowance for doubtful accounts	$260	$432	$(142)	$550
Year Ended December 31, 2003:
Allowance for doubtful accounts	$254	$280	$(274)	$260

(a) Represent specific amounts written off that were considered to be uncollectible.