Form 10-Q
period 2006-05-03
J2 GLOBAL COMMUNICATIONS INC
filed 2006-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-25965
______________

j2 GLOBAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0371142
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6922 Hollywood Boulevard, Suite 500
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
Yes ☐ No ☒

As of April 27, 2006, the registrant had 24,842,248 shares of Common Stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX
PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited)	4
Condensed Consolidated Statements of Cash Flows (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Changes of Securities, Use of Proceeds and Issuers Purchases of Equity Securities	20

Item 6. Exhibits	20

Items 3, 4 and 5 are not applicable and have been omitted

Signatures	22

Index of Exhibits	23
Exhibit 10.1
Exhibit 10.2
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$50,731	$36,301
Short-term investments	89,115	76,525
Accounts receivable,
net of allowances of $677 and $627, respectively	10,143	10,211
Prepaid expenses and other current assets	2,652	3,350
Deferred income taxes	1,091	1,091
Total current assets	153,732	127,478

Long-term investments	22,490	31,673
Property and equipment, net	17,012	17,248
Goodwill	21,260	20,681
Other purchased intangibles, net	21,051	20,299
Other assets	283	307
Deferred income taxes	4,903	4,559
Total assets	$240,731	$222,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,028	$7,611
Income taxes payable	5,986	2,809
Deferred revenue	8,384	7,201
Current portion of long-term debt	451	593
Total current liabilities	21,849	18,214

Deferred rent	113	—
Long-term debt	121	149
Total liabilities	22,083	18,363

Total stockholders’ equity	218,648	203,882
Total liabilities and stockholders’ equity	$240,731	$222,245

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Subscriber	$40,562	$31,275
Other	1,456	949
	42,018	32,224
Cost of revenues (including non-cash compensation of $109 for 2006)	9,010	6,497
Gross profit	33,008	25,727
Operating expenses
Sales and marketing (including non-cash compensation of $265 for 2006)	6,864	5,462
Research, development and engineering (including non-cash compensation of $110 for 2006)	1,892	1,761
General and administrative (including non-cash compensation of $940 for 2006)	7,900	5,145
Total operating expenses	16,656	12,368
Operating earnings	16,352	13,359
Interest and other income, net	1,256	597
Earnings before income taxes	17,608	13,956
Income tax expense	5,297	3,768
Net earnings	$12,311	$10,188

Net earnings per common share:
Basic	$0.50	$0.43
Diluted	$0.48	$0.40
Weighted average shares outstanding:
Basic	24,624,889	23,666,910
Diluted	25,518,689	25,382,088

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$12,311	$10,188
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,989	1,689
Stock compensation expense	1,424	—
Tax benefit of stock option exercises	506	1,273
Excess tax benefits on stock compensation expense	(482)	—
Deferred income taxes	(343)	—
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	79	(1,531)
Prepaid expenses	153	247
Other assets	(122)	43
(Decrease) increase in:
Accounts payable and accrued expenses	(1,446)	157
Income taxes payable	3,880	1,646
Deferred rent	113	—
Deferred revenue	1,183	50
Net cash provided by operating activities	19,245	13,762

Cash flows from investing activities:
Net redemptions (purchases) of available-for-sale investments	(22,479)	3,950
Net redemptions (purchases) of held-to-maturity investments	19,065	(10,957)
Purchases of property and equipment	(757)	(2,473)
Acquisition of businesses, net of cash received	—	(3,587)
Purchases of intangible assets	(1,068)	(2,869)
Net cash used in investing activities	(5,239)	(15,936)

Cash flows from financing activities:
Issuance of common stock under employee
stock purchase plan	130	124
Exercise of stock options and warrants	183	311
Excess tax benefits on stock compensation expense	482	—
Repayment of long-term debt	(170)	(501)
Net cash provided by (used in) financing activities	625	(66)

Effect of exchange rate changes on cash and cash equivalents	(201)	(67)

Net increase (decrease) in cash and cash equivalents	14,430	(2,307)
Cash and cash equivalents at beginning of period	36,301	18,814
Cash and cash equivalents at end of period	$50,731	$16,507

See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. The Company leverages the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers faxing and voicemail solutions; hosted email services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, jConnect®, UniFaxTM, Onebox®, Electric Mail®and eVoice®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2006.

The results of operations for these interim periods are not necessarily indicative of the operating results for the full year or for any future period.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)), which requires all share-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Share-based compensation expense as required by SFAS 123(R) is recognized over the requisite employee service period based on the grant date fair value of those awards.

The Company adopted SFAS 123(R) using the modified prospective method and accordingly, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized during the first quarter of 2006 applies to unvested stock options granted prior to December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and any new share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Additionally, stock-based compensation expense recognized during the first quarter of 2006 has been reduced by estimated pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The prospective application of SFAS 123(R) had a material impact on the Company’s consolidated financial positions, results of operations and cash flows. See Note 3 regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense. The cumulative effect upon adoption of SFAS 123(R) was not material.

NOTE 2 — USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, stock-based compensation expense and long-lived and intangible assets and goodwill.

NOTE 3 — STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan and the 2001 Employee Stock Purchase Plan (discussed below).

Effective January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) in accounting for stock options, and accordingly, no compensation cost was recognized for stock option grants other than for its restricted stock awards.

Under the modified prospective method, SFAS 123(R) applies to new awards and to the unvested portion of awards that were outstanding on January 1, 2006 and to awards that are subsequently modified, repurchased or cancelled. Compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2006 (in thousands):

Cost of revenues	$109
Sales and marketing	265
Research, development and engineering	110
General and administrative	940
$1,424

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In accordance with SFAS 123(R), the Company reported $482,000 of excess tax benefits as financing cash flows for the three months ended March 31, 2006. The total tax benefit realized from stock option exercises for the three months ended March 31, 2006 and 2005 was $0.5 million and $1.3 million, respectively. Cash received from stock option exercises was $183,000 and $311,000 for the three months ended March 31, 2006 and 2005, respectively.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB 25, and related interpretations to account for its stock option plans, but disclosed the pro forma effect on net earnings and net earnings per share as if compensation expense had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of SFAS 123. The Company’s reported and pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amount):

Net earnings, as reported	$10,188
Deduct: Stock based employee compensation expense determined under the fair value-based method, net of tax
(674)
Pro forma net earnings	$9,514

Basic net earnings per common share:
As reported	$0.43
Pro forma	$0.40

Diluted net earnings per common share:
As reported	$0.40
Pro forma	$0.38

Second Amended and Restated 1997 Stock Option Plan (1997 Plan)

The 1997 Plan was adopted in November 1997 and has twice been amended and restated. This Plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. Options under the 1997 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, or the Board of Directors as a whole, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s Common Stock on the date of grant for non-statutory stock options. Under the Plan, 5 million authorized shares of Common Stock were reserved for issuance upon exercise of options or as restricted stock. At March 31, 2006, there were 34,603 shares available for future awards under the Plan. At the Company’s 2006 Annual Meeting of Shareholders, held May 3, 2006, the Company’s shareholders approved a proposal to increase the number of shares of Common Stock authorized for use under the 1997 Plan to 6 million.

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the first quarter of 2006 was based on historical volatility of the Company’s traded stock. The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment”. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The following weighted average assumptions were used for the respective periods.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.7%	3.4%
Expected term (in years)	6.50	3.00
Dividend yield	0%	0%
Expected volatility	93%	80%
Weighted-average volatility	93%	80%

The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2006	2,435,796	$16.17
Granted	50,000	44.62
Exercised	(47,176)	3.89
Forfeited/Cancelled	(8,977)	32.50
Outstanding at March 31, 2006	2,429,643	16.93	7.1	$68,169,845
Vested and expected to vest at March 31, 2006	2,416,643	16.78	7.1	$68,165,373
Exercisable at March 31, 2006	1,345,233	5.59	5.7	$53,020,642

For the three months ended March 31, 2006, the Company granted 50,000 options to purchase shares of Common Stock pursuant to the Plan to new members of management. The stock options have a vesting period of five-years and expire 10 years from the date of grant. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2006 and 2005 was $35.62 and $18.03, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.9 million and $3.5 million, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $16.9 million of total unrecognized compensation cost related to unvested share-based arrangements granted under the 1997 Plan. The cost is expected to be recognized over a weighted-average period of 4.0 years.

Restricted Stock

The Company has awarded restricted shares of Common Stock to executive officers and directors of the Company pursuant to the 1997 Plan. Restricted stock grants are generally measured at fair value on the date of grant based on the value of the award and are recognized as stock-based compensation expense generally over a five year vesting period. The Company granted 16,670 shares of restricted stock to new members of management pursuant to the 1997 Plan during the three months ended March 31, 2006. As of March 31, 2006, the Company has unrecognized stock-based compensation of $6.2 million associated with these awards. The cost is expected to be recognized a weighted-average period of 4.5 years.

The following table represents restricted stock activity for the three months ended March 31, 2006:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	162,500	$37.88
Granted	16,670	44.62
Nonvested at March 31, 2006	179,170	38.51

Upon the adoption of SFAS 123(R) on January 1, 2006, the Company reclassified the unrecognized deferred compensation costs associated with restricted stock granted to certain employees of approximately $5.8 million with a corresponding reduction to the Company’s additional paid-in capital.

2001 Employee Stock Purchase Plan (Purchase Plan)

The Purchase Plan provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Common Stock at certain plan-defined dates. Through the offering period ended April 30, 2006, the price of the Common Stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the Common Stock on the commencement date of each three-month offering period or the specified purchase date. For the three months ended March 31, 2006 and 2005, 3,264 and 4,563 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the plan was $130,000 and $124,000 for the three months ended March 31, 2006 and 2005, respectively. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of Common Stock for each offering period to 95% of its fair market value at the end of the offering period.

NOTE 4 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:
Net earnings	$12,311	$10,188

Denominator:
Weighted average outstanding shares of common stock	24,624,889	23,666,910
Dilutive effect of:
Employee stock options	857,552	1,505,298
Restricted stock	36,248	—
Warrants	—	209,880
Common stock and common stock equivalents	25,518,689	25,382,088

Net earnings per share:
Basic	$0.50	$0.43
Diluted	$0.48	$0.40

NOTE 5 - COMPREHENSIVE INCOME

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses and the unrealized gains and losses in marketable securities. Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income	$12,311	$10,188
Foreign currency translation adjustment	217	(159)
Unrealized loss in marketable securities	(6)	—

Comprehensive income	$12,522	$10,029

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

In November 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to email and unified messaging services. The purchase price (in U.S. dollars), including acquisition costs, was approximately $3.1 million. As of March 2006, the Company has not completed the allocation of excess aggregate purchase price between goodwill and identifiable intangible assets.

The changes in carrying amount of goodwill and other intangible assets for the three months ended March 31, 2006 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2006	Additions	Amortization	Translation	March 31, 2006
Goodwill	$20,681	$307	$—	$272	$21,260
Intangible assets with indefinite lives	1,590	175	—	—	1,765
Intangible assets subject to amortization	15,270	1,086	(579)	102	15,879
Other - unallocated	3,439	—	(66)	34	3,407
	$40,980	$1,568	$(645)	$408	$42,311

Intangible assets with indefinite lives relate primarily to a trade name. As of March 31, 2006, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	period	cost	amortization	Net
Patents	10.36 years	$12,465	$1,916	$10,549
Technology	2.43 years	3,219	2,864	355
Customer relationships	4.82 years	2,391	966	1,425
Trade name	17.24 years	3,820	270	3,550
Total		$21,895	$6,016	$15,879

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2006 and 2005 approximated $645,000 and $409,000, respectively. Amortization expense is estimated to approximate $2.3 million, $2.0 million, $2.0 million, $1.8 million and $1.3 million for fiscal years 2006 through 2010, respectively.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three-month periods ended March 31, 2006 and 2005 approximated $11,000 and $22,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $1.3 million for income taxes during the three-month period ended March 31, 2006. The Company paid zero cash for income taxes for the three months ended March 31, 2005.

The Company acquired property and equipment for approximately $345,000 which has not yet been paid at March 31, 2006.

Through the three months ended March 31, 2006 and 2005, the Company recorded the tax benefit from the exercise of stock options as a reduction of its income tax liability and an increase in equity in the amount of approximately $0.5 million and $1.3 million, respectively.

NOTE 8 - GEOGRAPHIC INFORMATION

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting period is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenue:
United States	$37,140	$28,647
All other countries	4,878	3,577
	$42,018	$32,224

	March 31,	December 31,
	2006	2005
	(in thousands)
Long-lived assets:
United States	$15,852	$15,998
All other countries	1,160	1,250
	$17,012	$17,248

NOTE 9 - LITIGATION

On October 11, 2005, a complaint was filed against the Company in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to its eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. On December 2, 2005, the Company filed a demurrer to the entire complaint. At the demurrer hearing held on February 7, 2006, the Court sustained the Company’s demurrer, dismissed the case without prejudice and gave plaintiffs 45 days leave to amend. A first amended complaint, which was substantially similar to the original complaint, was filed against the Company on March 17, 2006. On April 21, 2006, the Company filed a demurrer to the entire complaint, and a demurrer hearing has been scheduled by the Court for June 16, 2006. The Company believes that the action lacks merit and will vigorously defend the matter.

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

NOTE 10 - SUBSEQUENT EVENT

In April 2006, the Company’s Board of Directors approved a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The Board’s approval was subject to approval at the Company’s May 3, 2006 Annual Meeting of Shareholders of a proposal to increase to 95 million the number of shares of common stock authorized for issuance. The shareholders approved that proposal at the Annual Meeting, and so each shareholder of record at the close of business on the May 15, 2006 record date will receive effective May 25, 2006 one additional share for each share in their possession on the record date. Pro forma net earnings per share, after giving retroactive effect to the stock split, would be as follows:

	Three months ended
	March 2006
	2006	2005

Pre-stock split:
Net earnings per common share - basic	$0.50	$0.43
Net earnings per common share - diluted	0.48	0.40

Post-stock split:
Net earnings per common share - basic	$0.25	$0.22
Net earnings per common share - diluted	0.24	0.20

Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Employee Stock Purchase Plan by changing the purchase price of a share of Common Stock for each offering period to 95% of its fair market value at the end of the offering period (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION AND DESCRIPTION OF BUSINESS

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. We leverage the power of the Internet to provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, jConnect®, UniFaxTM , Onebox®, Electric Mail® and eVoice®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,000 cities in 29 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suite of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.0 million telephone numbers deployed as of March 31, 2006, more than 788,000 were serving paying subscribers, with the balance deployed to free subscribers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based annual revenues have increased from $67 million to $134 million in the period from December 31, 2003 to December 2005. We expect that DID based revenues will continue to be a dominant driver of total revenues.

The following table sets forth key operating metrics of our Company for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
	(In thousands)

Free service telephone numbers	10,226	8,449
Paying telephone numbers	788	598
Total active telephone numbers	11,014	9,047

	Three Months Ended March 31,
	2006	2005
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$28,537	$22,773
Variable	12,025	8,502
Total subscriber revenues	$40,562	$31,275

Percentage of total subscriber revenues:
Fixed	70.4%	72.8%
Variable	29.6%	27.2%

Revenues:
DID based	$38,718	$30,186
Non-DID based	3,300	2,038
Total revenues	$42,018	$32,224

Average monthly revenue per paying
telephone number(1)	$16.39	$16.85

(1) See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the three months ended March 31, 2006, there have been no changes in the Company’s critical accounting policies described in the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 27, 2006, except as follows:

Stock-based compensation

Effective January 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires all share-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Share-based compensation expense as required by SFAS 123(R) is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various assumptions including stock price volatility, forfeiture rates, and expected term.

We adopted SFAS 123(R) using the modified prospective method and accordingly, our consolidated financial statements for the first quarter of 2006 reflect the application of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $40.6 million and $31.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase in subscriber revenues was due to an increase in the number of our paying subscribers partially offset by a decline in the average revenue per subscriber. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

Other Revenues. Other revenues were $1.5 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages on behalf of advertisers to our free customers. The increase in other revenues for the three-months ended March 31, 2006 was due primarily to an increase in patent licensing revenues.

Stock-Based Compensation Under SFAS 123(R)

The following table represents the stock compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed statement of operations for the three month period ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cost of revenues	$109	$—
Sales and marketing	265	—
Research, development and engineering	110	—
General and administrative	940	—
	$1,424	$—

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees, equipment depreciation.

Cost of revenues was $9.0 million, or 21% of total revenues, and $6.5 million, or 20% of total revenues, for the three months ended March 31, 2006 and 2005, respectively. The increase in cost of revenues as a percentage of revenue for the three months ended March 31, 2006 compared to the same period in the prior year was due primarily to increased network capacity, costs incurred in enhancing and growing our customer support services, increased variable transmission costs associated with a larger subscriber base and increased usage.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development related expenses. Sales and marketing expenses prior to 2006 did not include SFAS 123(R) stock-based compensation expense.

Sales and marketing expenses were $6.9 million, or 16% of total revenues, and $5.5 million, or 17% of total revenues, for the three months ended March 31, 2006 and 2005, respectively. The increase in sales and marketing expenses for the first quarter of 2006, was due primarily to increased Internet-based advertising and partner marketing spend and additional marketing personnel.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

Research, development and engineering costs were $1.9 million, or 5% of total revenues, and $1.8 million, or 5% of total revenues, for the three months ended March 31, 2006 and 2005, respectively. Research, development and engineering costs have remained fairly consistent year-over-year.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs.

In the first quarter of 2006, general and administrative costs included stock-based compensation expense of approximately $940,000. General and administrative costs prior to 2006 did not include SFAS 123(R) stock-based compensation expense.

General and administrative costs were $7.9 million inclusive of $0.9 million of stock-based compensation expense, or 19% of total revenues, and $5.1 million, or 16% of total revenues, for the three months ended March 31, 2006 and 2005, respectively. Excluding increases due to stock-based compensation expense, the increase in general and administrative expenses for the first quarter of 2006 was primarily attributable to increased depreciation and amortization due to additional property and equipment and intangible assets, additional personnel due to internal growth and acquisitions, and higher than expected professional and consulting fees associated with the filing of our Form 10-K.

Interest and Other Income, Net. Our interest and other income, net is generated primarily from interest income earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net amounted to $1.3 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $5.3 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. Income tax expense for the three months ended March 31, 2006 is based on a worldwide estimated effective tax rate for 2006 of approximately 30% compared to a tax rate of approximately 27% for the three months ended March 31, 2005. Our effective annual tax rate for the full year 2005 was approximately 31%. The increase in our tax rate for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an increased percentage of our income being sourced in higher tax jurisdictions.

Liquidity and Capital Resources

At March 31, 2006, we had cash and investments of $162.3 million. This was comprised of cash and cash equivalents of $50.7 million, short-term investments of $89.1 million and $22.5 million of long-term investments. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and six years from March 31, 2006. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. For the three months ended March 31, 2006, cash provided by operating activities also consisted of payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Net cash provided by operating activities was $19.2 million and $13.8 million for the three months ended March 31, 2006 and 2005, respectively. Our cash and cash equivalents and short-term investments were $139.8 million at March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options. For the three months ended March 31, 2006, approximately $482,000 of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was approximately $5.2 million and $15.9 million for the three months ended March 31, 2006 and 2005, respectively. For the first quarter of 2006, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets and purchases of property and equipment. For the first quarter of 2005, net cash used in investing activities was primarily comprised of net purchases of investments, acquisition of businesses, purchases of intangible assets and purchases of property and equipment.

Net cash provided by (used in) financing activities was approximately $625,000 and ($66,000) for the three months ended March 31, 2006 and 2005, respectively. For the first quarters of 2006, net cash provided by financing activities was primarily comprised of the excess tax benefits resulting from stock compensation expense, proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by the repayments of long-term debt. For the first quarter of 2005, net cash used in financing activities was primarily comprised of repayments of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FORWARD-LOOKING INFORMATION

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (together, the “Risk Factors”), the results of any acquisition we may complete and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below the “Risk Factor” and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, or our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation or higher than expected tax rates or exposure to additional income tax liabilities;

o	Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

o	Recruit and retain key personnel.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2006	2005
	(In thousands except average monthly revenue per paying telephone number)

DID based revenues	$38,718	$30,186

Less other revenues	1,157	1,065

Total paying telephone number revenues	$37,561	$29,121

Average paying telephone number monthly
revenue (total divided by number of months)	$12,520	$9,707

Number of paying telephone numbers

Beginning of period	740	554
End of period	788	598

Average of period	764	576

Average monthly revenue per paying telephone number(1)	$16.39	$16.85

(1)Due to rounding, individual numbers may not recalculate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our indebtedness under financing arrangements has fixed interest rates and our transactions are substantially denominated in US Dollars. During the balance of 2006 and in future years, we believe we will expand our international customer base and, as a result, we expect a greater level of foreign currency market risk.

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

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our Co-President and Principal Executive Officer, and R. Scott Turicchi, our Co-President and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, including the status of the remediation described below, Messrs. Zucker and Turicchi concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

(b) Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-K, an adjustment to our income tax provision was identified based on the results of our annual financial statement audit This adjustment resulted from a deficiency in the operation of controls requiring the assessment of the income tax impact of the pricing for services purchased by j2 Global Communications, Inc. from a subsidiary.

We have designed new internal control procedures to remediate the controls over the income tax impact of the pricing for intercompany purchases of services. During March 2006, we implemented a monthly review and approval process performed by senior financial management of all methodologies and appropriateness of this pricing. Additionally we have hired a Vice President of Finance, whose responsibility is to more closely oversee overall tax compliance and to interface directly with our accounting department on transfer pricing matters.

We believe we have taken the steps necessary to remediate this material weakness, however, we cannot confirm the effectiveness of our enhanced internal controls until we have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls, and will make any further changes as management determines appropriate.

(c) Changes in Internal Controls

Other than expressly noted in this Item 4, there was no change in internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

On October 11, 2005, a complaint was filed against us in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to our eFax service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included purported claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. On December 2, 2005, we filed a demurrer to the entire complaint. At the demurrer hearing held on

February 7, 2006, the Court sustained the demurrer, dismissed the case without prejudice and gave plaintiffs 45 days leave to amend. A first amended complaint, which was substantially similar to the original complaint, was filed against us on March 17, 2006. On April 21, 2006, we filed a demurrer to the entire complaint, and a demurrer hearing has been scheduled by the Court for June 16, 2006. We believe that the action lacks merit and will vigorously defend the matter.

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

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following four companies for infringing our patents: Venali, Inc., Callwave, Inc., EasyTel.Net and Protus IP Solutions Inc. For a complete description of each of these proceedings, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 - Part II Item 1 “Legal Proceedings” - “Overview of Patent Litigation.” There are no material changes from our description of these proceedings, except as set forth below:

In j2 Global v. Protus IP Solutions Inc., on April 25, 2006, the Court granted our motion to dismiss claims concerning five patents not being re-examined by the PTO with leave to re-file these claims in a new action. We filed this action on April 27, 2006. The remaining three patents continue subject to a stay in the original action pending re-examination by the U.S. Patent and Trademark Office of two of these patents.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There are no material changes from the 10-K Risk Factors.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to one million shares of our common stock through December 2008. During the first quarter of 2006, we did not purchase any of our own equity securities under this authorization. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.

Item 6. Exhibits

10.1	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan(1)

10.2	Consultancy Agreement between the Company and John F. Rieley, dated as of January 6, 2006(2)

31(a)	Rule 13a-14(a) Certification by Principal Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a) Certification by Principal Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Section 1350 Certification by Principal Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Section 1350 Certification by Principal Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2006.

Items 3, 4 and 5 are not applicable and have been omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: May 5, 2006	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Co-President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2006	By:	/s/ GREGGORY KALVIN
Greggory Kalvin
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan(1)

10.2	Consultancy Agreement between the Company and John F. Rieley, dated as of January 6, 2006(2)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2006.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2006.