Form 10-Q
period 2006-06-03
J2 GLOBAL COMMUNICATIONS INC
filed 2007-03-12
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2006

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of February 28, 2007, the registrant had 48,969,601 shares of Common Stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED JUNE 30, 2006

INDEX
		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited)
	as of June 30, 2006, and December 31, 2005 (as restated)	3

	Condensed Consolidated Statements of Operations (unaudited) for the
	three and six months ended June 30, 2006 and 2005 (as restated)	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	six months ended June 30, 2006 and 2005 (as restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

	Items 3 and 5 are not applicable and have been omitted

Signatures		34

	Index to Exhibits	35
	Exhibit 3.1
	Exhibit 10.1
	Exhibit 10.2
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2006	2005
		(As restated,
		see Note 2)
ASSETS
Cash and cash equivalents	$66,940	$36,301
Short-term investments	88,205	76,525
Accounts receivable,
net of allowances of $759 and $627, respectively	10,854	10,211
Prepaid expenses and other current assets	3,003	3,350
Deferred income taxes	1,091	1,091
Total current assets	170,093	127,478

Long-term investments	19,785	31,673
Property and equipment, net	18,695	17,248
Goodwill	23,898	19,942
Other purchased intangibles, net	18,553	20,299
Deferred income taxes	5,876	4,997
Other assets	604	307
Total assets	$257,504	$221,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$9,708	$8,782
Income taxes payable	1,874	2,964
Deferred revenue	9,844	7,201
Current portion of long-term debt	423	593
Total current liabilities	21,849	19,540

Long-term debt	3	149
Other	102	—
Total liabilities	21,954	19,689

Commitments and contingencies

Total stockholders’ equity	235,550	202,255
Total liabilities and stockholders’ equity	$257,504	$221,944

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Revenues:
Subscriber	$42,671	$34,080	$83,233	$65,355
Other	1,595	805	3,051	1,754
	44,266	34,885	86,284	67,109
Cost of revenues (including stock-based compensation of $97 and $206 for the three and six months of 2006, respectively, and $2 and $6 for the three and six months of 2005, respectively)	9,289	6,962	18,299	13,471
Gross profit	34,977	27,923	67,985	53,638
Operating expenses:
Sales and marketing (including stock-based compensation of $275 and $540 for the three and six months of 2006, respectively, and $5 and $9 for the three and six months of 2005, respectively)	7,493	5,541	14,357	11,019
Research, development and engineering (including stock-based compensation of $153 and $263 for three and six months of 2006, respectively, and $3 and $8 for the three and six months of 2005, respectively)	1,944	1,697	3,836	3,466
General and administrative (including stock-based compensation of $1,139 and $2,079 for the three and six months of 2006, respectively, and $80 and $163 for the three and six months of 2005, respectively)	8,350	5,595	16,250	10,894

Total operating expenses	17,787	12,833	34,443	25,379

Operating earnings	17,190	15,090	33,542	28,259
Interest and other income, net	1,080	733	2,336	1,330
Earnings before income taxes	18,270	15,823	35,878	29,589
Income tax expense	5,071	4,260	10,368	7,971
Net earnings	$13,199	$11,563	$25,510	$21,618

Net earnings per common share:
Basic	$0.27	$0.24	$0.52	$0.46
Diluted	$0.26	$0.23	$0.50	$0.43
Weighted average shares outstanding:
Basic	49,349,536	47,648,030	49,299,933	47,491,794
Diluted	51,186,073	50,712,228	51,056,246	50,688,756

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net earnings	$25,510	$21,618
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	3,960	3,393
Stock-based compensation	3,088	186
Tax benefit of stock option exercises	1,036	2,524
Excess tax benefits on stock option exercises	(941)	—
Deferred income taxes	(879)	(12)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	(577)	(807)
Prepaid expenses and other current assets	379	724
Other assets	(294)	28
Increase (decrease) in:
Accounts payable and accrued expenses	564	(1,536)
Income taxes payable	(1,078)	2,413
Deferred revenue	2,625	458
Other	102	—
Net cash provided by operating activities	33,495	28,989

Cash flows from investing activities:
Net purchases of available-for-sale investments	(25,635)	(125)
Net redemptions (purchases) of held-to-maturity investments	25,864	(15,615)
Purchases of property and equipment	(4,045)	(3,893)
Acquisition of businesses, net of cash received	(504)	(7,467)
Purchases of intangible assets	(1,867)	(3,337)
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(6,177)	(30,437)

Cash flows from financing activities:
Issuance of common stock under employee
stock purchase plan	283	278
Exercise of stock options and warrants	658	1,781
Excess tax benefits on stock option exercises	941	—
Repayment of long-term debt	(323)	(883)
Net cash provided by financing activities	1,559	1,176

Effect of exchange rate changes on cash and cash equivalents	1,762	(682)

Net increase (decrease) in cash and cash equivalents	30,639	(954)
Cash and cash equivalents at beginning of period	36,301	18,814
Cash and cash equivalents at end of period	$66,940	$17,860
See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers fax, voicemail, email and call handling services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

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

On May 25, 2006, the Company effected a two-for-one stock split of its common stock in the form of a stock dividend to each shareholder of record at the close of business on May 15, 2006. All share and per share data included in this Form 10-Q have been restated to reflect the stock split.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires all stock-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Stock-based compensation expense as required by SFAS 123(R) is recognized over the requisite employee service period based on the grant date fair value of those awards.

The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized during the first half of 2006 with respect to: (a) unvested stock options granted prior to December 31, 2005 is based on the grant date fair value of such options estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”); and (b) stock-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized during the first six months of 2006 has been reduced by estimated pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The prospective application of SFAS 123(R) had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 6 regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense under SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying condensed consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005, to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003 and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2005. The Company has concluded that the foregoing adjustments are not material to its historical consolidated financial statements for any period and therefore has not amended, and does not intend to amend, any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement.

The stock options mentioned under (1) above had measurement date errors that resulted in additional stock-based compensation and related expenses that were not previously reported under GAAP. The financial statement adjustments relating to these stock options are based on the conclusions of an independent investigation by a special committee of the Company’s Board of Directors (“Board”) into the Company’s stock option grants and related procedures. The special committee concluded, among other things, that the Company’s practice of documenting approvals of option grants by unanimous written consent of the Board and/or the Compensation Committee rather than at a meeting, led to inadvertent errors in determining the correct measurement date to be applied to these grants. As a result of the investigation, the Company has established a policy of only approving option grants at a meeting rather than by unanimous written consent.

Given the time required to complete the independent investigation, the Company did not timely file its quarterly report on Form 10-Q for the quarter ended June 30, 2006.

The following table reflects the consolidated statement of operations adjustments, which consisted solely of additional stock-based compensation expense and related payroll tax expenses and income tax effects, for the three and six months ended June 30, 2005 (in thousands):

	Three Months	Six Months
	Ended June 30,
	2005	2005
Cost of revenues	$50	$62
Sales and marketing expense	31	46
Research, development and engineering expense	34	42
General and administrative expense	131	286
Income tax benefit	(79)	(136)
	$167	$300

The financial impact of these adjustments has been reflected in the accompanying financial statements for the three and six months ended June 30, 2005. Additionally, the Company has restated the pro forma expense under SFAS 123 in Note 6 to reflect the impact of these adjustments.

The Company has determined that the impact to the previously reported financial statements from recognizing additional stock-based compensation expense and related payroll tax expenses and income tax effects referred to in (1) in the first paragraph of this Note is as follows (in thousands):

Year	Pre-Tax Expense	After Tax Expense
1999	$6	$6
2000	370	370
2001	130	130
2002	270	270
2003	582	88
2004	684	475
First six months of 2005	436	300
Last six months of 2005	511	340
	$2,989	$1,979

In addition, the Company corrected the following quantitatively and qualitatively immaterial errors previously unrecorded (see (2) in the first paragraph of this Note):

•
Understated stock compensation cost of approximately $354,000 in fiscal 2000, relating to restricted stock and acceleration of stock option vesting, and related understated income tax benefit of $140,000 in fiscal 2003.

•
Overstated income tax benefit of approximately $377,000 and $362,000 in fiscal 2002 and 2004, respectively. The errors related to the accounting for deferred tax valuation allowances established in connection with a prior business combination, which resulted in an overstatement of goodwill and an understatement of provisions for deferred income taxes.

•	Understated income tax expense of approximately $154,000 related to purchases of services from a foreign subsidiary in fiscal 2004.

The following is a summary of the adjustments described above to beginning accumulated deficit as of January 1, 2004 and the consolidated statements of operations for the six months ended June 30, 2005 and for the years ended December 31, 2005 and 2004 (in thousands):

	Net Earnings for the Six Months Ended June 30, 2005	Net Earnings for the Year Ended December 31, 2005	Net Earnings for the Year Ended December 31, 2004	Accumulated Deficit as of January 1, 2004
As previously reported	$21,918	$51,258	$31,607	$(20,175)
Adjustments:
Stock-based compensation and
related payroll taxes, net of
related income tax effect	(300)	(640)	(475)	(864)
Other, net of related income
tax effects	—	—	(516)	(591)
Decrease	(300)	(640)	(991)	(1,455	) (a)
As restated	$21,618	$50,618	$30,616	$(21,630)

(a)	The impact of errors described above on net earnings and accumulated deficit was $52, $(647), $(130), $(724) and $(6) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

The following tables present the effects of the adjustments on certain line items within the Company’s condensed consolidated balance sheet as of December 31, 2005 and its condensed consolidated statements of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 (in thousands, except share and per share amounts):

Condensed Consolidated Balance Sheet

	December 31, 2005
	Previously
	Reported	Adjustments	As restated
Goodwill	$20,681	$(739)	$19,942
Deferred income taxes	4,559	438	4,997
Total assets	222,245	(301)	221,944
Accounts payable and accrued expenses	7,611	1,171	8,782
Income taxes payable	2,809	155	2,964
Total current liabilities	18,214	1,326	19,540
Total liabilities	18,363	1,326	19,689
Additional-paid-in-capital*	146,439	1,459	147,898
Retained earnings*	62,690	(3,086)	59,604
Total stockholders’ equity	203,882	(1,627)	202,255
Total liabilities and stockholders’ equity	222,245	(301)	221,944

* Not presented herein. Additional paid-in-capital has been split adjusted.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2005
	Previously
	Reported	Adjustments	As restated
Cost of revenues	$6,912	$50	$6,962
Gross profit	27,973	(50)	27,923
Sales and marketing	5,510	31	5,541
Research, development and engineering	1,663	34	1,697
General and administrative	5,464	131	5,595
Total operating expenses	12,637	196	12,833
Operating earnings	15,336	(246)	15,090
Earnings before income taxes	16,069	(246)	15,823
Income tax expense	4,339	(79)	4,260
Net earnings	11,730	(167)	11,563

Net earnings per common share:
Basic	$0.25	$(0.01)	$0.24
Diluted	$0.23	$—	$0.23

Weighted average shares outstanding:
Basic	47,648,030	—	47,648,030
Diluted	50,861,880	(149,652)	50,712,228

	Six Months Ended June 30, 2005
	Previously
	Reported	Adjustments	As restated
Cost of revenues	$13,409	$62	$13,471
Gross profit	53,700	(62)	53,638
Sales and marketing	10,972	47	11,019
Research, development and engineering	3,424	42	3,466
General and administrative	10,609	285	10,894
Total operating expenses	25,005	374	25,379
Operating earnings	28,695	(436)	28,259
Earnings before income taxes	30,025	(436)	29,589
Income tax expense	8,107	(136)	7,971
Net earnings	21,918	(300)	21,618

Net earnings per common share:
Basic	$0.46	$—	$0.46
Diluted	$0.43	$—	$0.43

Weighted average shares outstanding:
Basic	47,491,794	—	47,491,794
Diluted	50,845,948	(157,192)	50,688,756

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2005
	Previously
	Reported	Adjustments	As restated
Cash flows from operating activities:
Net earnings	$21,918	$(300)	$21,618
Stock-based compensation	—	186	186
Tax benefit of stock option exercises	2,747	(223)	2,524
Deferred income taxes	—	(12)	(12)
Accounts payable and accrued expenses	(1,885)	349	(1,536)

NOTE 3 - USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, stock-based compensation expense and long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that the company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be effective for the Company on January 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements and expects, upon adoption of FIN 48, to record a cumulative effect adjustment to the beginning balance of retained earnings, which may be material.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying an misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, although early adoption is permitted. The adoption of SAB 108 in 2006 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 commencing in the first quarter of 2008. The Company is currently assessing the potential impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

NOTE 5 - BUSINESS ACQUISITIONS

In July 2006, the Company purchased substantially all of the assets and operations of Send2Fax, LLC (“Send2Fax”), a South Carolina provider of Internet fax services. The purchase price, including acquisition costs, was approximately $7.2 million of which $800,000 was a contingent holdback on the date of acquisition. The purchase price also included current assets of $41,000, property and equipment of $99,000 and current liabilities of $248,000 assumed at acquisition. The contingent holdback amount has release features in 2007 and 2008. Additionally, a revenue based contingent earn-out of $850,000 was paid in January 2007. The excess of the purchase price over the fair value of identifiable net tangible liabilities acquired amounted to approximately $8.2 million, of which $1.8 million was allocated to identifiable intangible assets and $6.4 million was allocated to goodwill.

The Company paid this amount of goodwill based upon the following factors: (a) management’s belief that it would achieve significant cost-savings upon completion of integration of Send2Fax’s business into the Company’s; (b) management’s belief that Send2Fax’s business was worth more under the Company’s control because of the Company’s greater Internet marketing expertise and the complementary nature of the two companies’ services; and (c) the fact that Send2Fax had an established, stable and on-going business.

During 2005, the Company completed three acquisitions, none of which were material to the Company’s financial position at the dates of acquisition. In January 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price (in U.S. dollars), including acquisition costs, was approximately $3.6 million. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $3.7 million, of which $1.4 million was allocated to identifiable intangible assets and $2.3 million was allocated to goodwill. In June 2005, the Company purchased substantially all of the assets and operations of a California provider of fax-to-email and unified messaging services. The purchase price, including acquisition costs, was approximately $4.4 million of which $500,000 was a contingent holdback on the date of acquisition. In December 2005, the Company released one half, or $250,000, of the unused portion of the contingent holdback amount and the remaining unused portion was released in June 2006. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $3.7 million, of which $1.5 million was allocated to identifiable intangible assets and $2.2 million was allocated to goodwill. In November 2005, the Company purchased substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price (in U.S. dollars), including acquisition costs, was approximately $3.1 million. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to approximately $3.5 million, of which $0.7 million was allocated to identifiable intangible assets and $2.8 million was allocated to goodwill.

NOTE 6 - STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan and the 2001 Employee Stock Purchase Plan (described below).

Effective January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) in accounting for stock options.

Under the modified prospective method, SFAS 123(R) applies to new awards and to the unvested portion of awards that were outstanding on January 1, 2006 and to awards that are subsequently modified, repurchased or cancelled. Compensation expense recognized in the first half of 2006 includes compensation expense for all stock-based awards granted: (a) on or before but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$97	$206
Sales and marketing	275	540
Research, development and engineering	153	263
General and administrative	1,139	2,079
	$1,664	$3,088

The Company receives a cash tax deduction for certain stock option exercises in the year the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In accordance with SFAS 123(R), the Company reported $0.9 million of excess tax benefits as financing cash flows for the six months ended June 30, 2006. The total tax benefit realized from stock option exercises for the six months ended June 30, 2006 and 2005 was $1.0 million and $2.5 million, respectively. Cash received from stock option exercises was $0.7 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB 25, and related interpretations to account for its stock option plans, and disclosed the pro forma effect on net earnings and net earnings per share as if compensation expense had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of SFAS 123. The Company’s reported pro forma information for the three and six months ended June 30, 2005 has been restated as a result of the completion of the Company’s stock option investigation (see Note 2) and is as follows (in thousands, except per share amount):

		Three Months Ended June 30, 2005
		As previously		As restated,
		reported	Adjustments	see Note 2
Net earnings, as reported		$11,730	$(167)	$11,563

Add:	Stock based employee compensation expense included in net earnings, net of tax		63	63
Deduct:	Stock based employee compensation expense determined under the fair value-based method, net of tax	(675)	35	(640)
Pro forma net earnings		$11,055	$(69)	$10,986

Basic net earnings per common share:
As reported		$0.25	$(0.01)	$0.24
Pro forma		$0.23	$—	$0.23

Diluted net earnings per common share:
As reported		$0.23	$—	$0.23
Pro forma		$0.22	$—	$0.22

		Six Months Ended June 30, 2005
		As previously		As restated,
		reported	Adjustments	see Note 2
Net earnings, as reported		$21,918	$(300)	$21,618
Add:	Stock based employee compensation expense included in net earnings, net of tax		130	130
Deduct:	Stock based employee compensation expense determined under the fair value-based method, net of tax	(1,350)	71	(1,279)
Pro forma net earnings		$20,568	$(99)	$20,469

Basic net earnings per common share:
As reported		$0.46	$—	$0.46
Pro forma		$0.43	$—	$0.43

Diluted net earnings per common share:
As reported		$0.43	$—	$0.43
Pro forma		$0.41	$—	$0.41

Second Amended and Restated 1997 Stock Option Plan (1997 Plan)

The 1997 Plan was adopted in November 1997 and has twice been amended and restated. This plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. Options under the 1997 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, or the Board of Directors as a whole, provided that the exercise prices shall not be less than the fair market value of the Company’s Common Stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s common stock on the date of grant for non-statutory stock options. In May 2006, the Company’s shareholders approved an increase in the number of authorized shares of common stock reserved for issuance upon exercise of options or as restricted stock from 10,000,000 to 12,000,000. At June 30, 2006, there were 2,052,067 shares available for future awards under the plan.

In connection with the restatements of the Company’s 2005 and prior period financial statements, which are more fully described in Note 2, the Company modified the terms of certain stock options as discussed below.

In December 2006 the Company offered each named executive officer and director the option to increase the exercise price of certain of their stock options in order to avoid potential inadvertent taxation under Internal Revenue Code Section 409A. In the first quarter of 2007 the Company made an aggregate compensating payment to such option holders of $0.5 million. For the same purpose, the Company increased the exercise price of certain options held by all other employees during the first quarter of 2007 and will make a compensating payment to these employees of approximately $0.1 million no later than the first quarter of 2008. The Company expects to accrue $0.1 million in the first quarter of 2007 with respect to this compensating payment.

In addition, if and to the extent employees and directors have already incurred a tax liability under Section 409A the Company plans to reimburse such individuals for that liability plus a gross up for income taxes owed as a result of such reimbursement. The estimated impact of these reimbursements was included in general and administrative expense in the condensed consolidated statement of operations for the fourth quarter 2006 and amounted to $0.7 million, net of tax.

Stock Options

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the first two quarters of 2006 was based on historical volatility of the Company’s common stock (its “traded stock”). The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107, “Share-Based Payment”. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The following weighted average assumptions were used for the respective periods.

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.8%	3.4%
Expected term (in years)	6.5	3.0
Dividend yield	0.0%	0.0%
Expected volatility	91.6%	79.8%
Weighted-average volatility	91.6%	79.8%

The following table represents stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,868,578	$8.08
Granted	150,000	23.73
Exercised	(171,908)	3.83
Forfeited/Cancelled	(47,801)	17.33
Outstanding at June 30, 2006	4,798,869	8.63	6.9	$108,413,839
Vested and expected to vest at June 30, 2006	4,293,040	7.62	6.6	$101,300,289
Exercisable at June 30, 2006	2,853,374	2.81	5.5	$81,054,063

For the six months ended June 30, 2006, the Company granted 150,000 options to purchase shares of common stock pursuant to the 1997 Plan to newly hired members of management. The stock options have a vesting period of five years and expire 10 years from the date of grant. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $18.81 and $7.77, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.3 million and $7.4 million, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $16.7 million of total unrecognized compensation cost related to unvested stock-based arrangements granted under the 1997 Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years (i.e., the remaining requisite service period).

Restricted Stock

The Company has awarded restricted shares of common stock to executive officers and directors of the Company pursuant to the 1997 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. The Company granted 33,340 shares of restricted stock to newly hired members of management pursuant to the 1997 Plan during the six months ended June 30, 2006. As of June 30, 2006, the Company has unrecognized stock-based compensation cost of $4.7 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 4.2 years.

The following table represents restricted stock activity for the six months ended June 30, 2006:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	325,000	$18.94
Granted	33,340	22.31
Nonvested at June 30, 2006	358,340	19.25

Upon the adoption of SFAS 123(R) on January 1, 2006, the Company reclassified the unrecognized deferred compensation costs associated with restricted stock awards of approximately $5.8 million with a corresponding reduction to the Company’s additional paid-in capital.

2001 Employee Stock Purchase Plan (Purchase Plan)

The Purchase Plan provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. Through the offering period ended April 30, 2006, the price of the common stock purchased under the Purchase Plan for the offering periods was equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair market value at the end of the offering period. For the six months ended June 30, 2006 and 2005, 13,682 and 19,650 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $0.3 million for both the six months ended June 30, 2006 and 2005.

NOTE 7 - EARNINGS PER COMMON SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		See Note 2)
	(In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:
Net earnings	$13,199	$11,563	$25,510	$21,618

Denominator:
Weighted average outstanding shares of common stock	49,349,536	47,648,030	49,299,933	47,491,794
Dilutive effect of:
Employee stock options	1,749,426	2,734,528	1,676,516	2,832,655
Restricted stock	87,111	—	79,797	—
Warrants	—	329,670	—	364,307
Common stock and common stock equivalents	51,186,073	50,712,228	51,056,246	50,688,756

Net earnings per share:
Basic	$0.27	$0.24	$0.52	$0.46
Diluted	$0.26	$0.23	$0.50	$0.43

NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses. Comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net earnings	$13,199	$11,563	$25,510	$21,618
Foreign currency translation adjustment	2,508	(1,194)	2,719	(1,354)

Comprehensive income	$15,707	$10,369	$28,229	$20,264

NOTE 9 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

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

The changes in carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2006 are as follows (in thousands):

	Balance as of January 1, 2006	Additions	Amortization	Foreign Exchange Translation	Balance as of June 30, 2006
Goodwill	$19,942	$3,508	$—	$448	$23,898
Intangible assets with indefinite lives	1,590	314	—	—	1,904
Intangible assets subject to amortization	15,270	2,219	(1,232)	392	16,649
Other - unallocated	3,439	(3,439)	—	—	—
	$40,241	$2,602	$(1,232)	$840	$42,451

Intangible assets with indefinite lives relate primarily to a trade name. As of June 30, 2006, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization period	Historical cost	Accumulated amortization	Net
Patents	10.2 years	$13,093	$2,258	$10,835
Technology	2.5 years	3,347	2,938	409
Customer relationships	4.6 years	2,705	1,258	1,447
Trade name	17.0 years	4,310	352	3,958
Total		$23,455	$6,806	$16,649

Amortization expense, included in general and administrative expense, during the three-month periods ended June 30, 2006 and 2005 approximated $0.6 million and $0.5 million, respectively. Amortization expense, included in general and administrative expense, during the six-month periods ended June 30, 2006 and 2005 approximated $1.2 million and $0.9 million, respectively. Amortization expense is estimated to approximate $2.4 million, $2.2 million, $2.2 million, $1.9 million and $1.6 million for fiscal years 2006 through 2010, respectively.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six-month periods ended June 30, 2006 and 2005 approximated $17,000 and $39,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $11.3 million and $2.1 million for income taxes during the six-month periods ended June 30, 2006 and 2005, respectively.

The Company acquired property and equipment for approximately $79,000 which has not yet been paid at June 30, 2006.

Through the six months ended June 30, 2006 and 2005, the Company recorded the tax benefit from the exercise of stock options as a reduction of its income tax liability in the amount of approximately $1.0 million and $2.5 million, respectively.

NOTE 11 - GEOGRAPHIC INFORMATION

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting periods is presented below. Such information attributes revenues based on the location of a customer’s Direct Inward Dial number for services using such a number or a customer’s residence for other services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue:
United States	$39,422	$31,226	$77,049	$60,294
All other countries	4,844	3,659	9,235	6,815
	$44,266	$34,885	$86,284	$67,109

	June 30,	December 31,
	2006	2005
	(in thousands)
Long-lived assets:
United States	$16,886	$15,998
All other countries	1,809	1,250
	$18,695	$17,248

NOTE 12 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of its business. Many of these actions are filed in response to patent infringement actions filed by the Company against the plaintiffs. Any claims or regulatory actions against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

On October 11, 2005, a complaint was filed against the Company in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to the Company’s eFax® service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. In November 2006, the Court sustained the Company’s demurrer in all respects and gave plaintiffs 10 days leave to amend. Subsequently, on November 29, 2006, this action was dismissed with prejudice.

In February 2004 and July 2005, the Company filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of the Company’s U.S. patents. On June 21, 2006, Venali filed suit against the Company and its affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of the Company’s procurement and enforcement of its patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortious interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement actions by the Company against Venali.

On December 12, 2006, Venali filed suit against the Company in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs.

In September 2006, three derivative actions were commenced in California Superior Court for the County of Los Angeles against the Company (as a nominal defendant) and certain of the Company’s current and former directors and/or officers. The complaints allege that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purport to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, and violations of California Corporations Code Sections 25402 and 25403. The lawsuits seek a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. One of the actions was dismissed without prejudice in October 2006 and subsequently re-filed in the United States District Court for the Central District of California. The re-filed action is substantively the same as the original complaint, except that it contains an additional claim under Section 10(b) of the Securities Exchange Act of 1934. On November 16, 2006, the same law firm that re-filed its state court action in federal court filed a second, substantively identical, derivative action in the United States District Court for the Central District of California. The two state court actions have been consolidated and the parties have stipulated to consolidate the two federal actions. None of the defendants has yet filed a response to any of the complaints. The plaintiffs in the state actions include Melissa and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt.

On October 17, 2006, Go Daddy Group, Inc. filed suit against the Company and its affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleges several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and seeks declaratory judgments of invalidity and non-infringement. Go Daddy’s claims relate in substantial part to the patent infringement action by the Company against Go Daddy. Go Daddy is seeking damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. The Company has moved to dismiss the action in its entirety, or alternatively to stay the action pending the reexamination of certain of its patents at issue in the case.

The Company does not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against these claims. In the event of a determination adverse to the Company, it may incur substantial monetary liability, which could have a material adverse effect on its consolidated financial position, results of operations or cash flows. In accordance with SFAS 5, Accounting for Contingencies, the Company has not accrued for a loss contingency relating to these legal proceedings because the Company believes that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. On April 26, 2006, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the three and six months ended June 30, 2006, the Company did not purchase any shares of common stock under this program.

Stock Split

In April 2006, the Company’s Board of Directors approved a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The Board’s approval was subject to approval at the Company’s May 3, 2006 Annual Meeting of Stockholders of a proposal to amend Article Fourth of j2 Global’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance to 95,000,000. This proposal was approved at the Annual Meeting of Stockholders and the stock split was effected May 25, 2006 for shareholders of record at the close of business on May 15, 2006. Each shareholder of record received one additional share for each share held on the record date. All share and per share numbers contained herein, for all periods presented, reflect this stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION AND DESCRIPTION OF BUSINESS

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers fax, voicemail, email and call handling services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,700 cities in 37 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising, patent licensing fees and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.4 million telephone numbers deployed as of June 30, 2006, more than 835,000 were serving paying subscribers, with the balance deployed to free subscribers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based annual revenues increased from $67 million for fiscal 2003 to $134 million for fiscal 2005. We expect that DID based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the three and six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
	(In thousands)

Free service telephone numbers	10,538	8,653
Paying telephone numbers	836	642
Total active telephone numbers	11,374	9,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$29,855	$23,757	$58,393	$46,530
Variable	12,816	10,323	24,840	18,825
Total subscriber revenues	$42,671	$34,080	$83,233	$65,355

Percentage of total subscriber revenues:
Fixed	70.0%	69.7%	70.2%	71.2%
Variable	30.0%	30.3%	29.8%	28.8%

Revenues:
DID based	$40,683	$33,009	$79,401	$63,195
Non-DID based	3,583	1,876	6,883	3,914
Total revenues	$44,266	$34,885	$86,284	$67,109

Average monthly revenue per paying
telephone number(1)	$16.15	$17.21	$16.26	$17.04

(1)	See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The discussion and analysis set forth below in this Item 2 has been restated, as described below. For additional information, see Item 1—Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q.

We have restated the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003, and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2005. We have concluded that the foregoing adjustments are not material to our historical consolidated financial statements for any period and therefore have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q.

The stock options mentioned under (1) above had measurement date errors that resulted in additional stock-based compensation and related expenses that were previously not reported under GAAP. The financial statement adjustments relating to these stock options are based on the conclusions of an independent investigation by a special committee of our Board of Directors (“Board”) into our stock option grants and related procedures. The special committee concluded, among other things, that our practice of documenting approvals of option grants by unanimous written consent of the Board and/or the Compensation Committee rather than at a meeting, led to inadvertent errors in determining the correct measurement date to be applied to these grants. As a result of the investigation, we have established a policy of only approving option grants at a meeting rather than by unanimous written consent.

The special committee’s investigation was conducted with the assistance of independent legal counsel and independent forensic accountants which included an extensive examination of emails and other written documents and interviews with current and former employees and directors. The investigation lasted approximately four months and was concluded in December 2006. The special committee presented its investigative findings and recommendations to the Board. The following is a summary of the special committee’s key findings:

•	There was no willful backdating.
•	While there were measurement date errors associated with some option grants, they did not result from misconduct by any member of our current or former management team or Board members.
•
The measurement date errors were in connection with grants to all levels of employees, including new hires and non-executive employees, and were not focused on or confined to option grants to senior executives or Board members.

•	The measurement date errors resulted in option grants at prices at, above and below the price on the proper measurement date for accounting purposes.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the six months ended June 30, 2006, there have been no changes in our critical accounting policies described in our 2005 Annual Report on Form 10-K filed with the SEC on March 27, 2006, except as follows:

Stock-based compensation

Effective January 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires all stock-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Stock-based compensation expense as required by SFAS 123(R) is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various assumptions including stock price volatility, forfeiture rates, and expected term.

We adopted SFAS 123(R) using the modified prospective method. Accordingly, our condensed consolidated financial statements for the three and six months ended June 30, 2006 reflect the application of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We have elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Section 409A Tax Compensation

In connection with the restatement described above, we incurred certain tax related charges as discussed below.

In December 2006 we offered each named executive officer and director the option to increase the exercise price of certain of their stock options in order to avoid potential inadvertent taxation under Internal Revenue Code Section 409A. In the first quarter of 2007 we made an aggregate compensating payment to such option holders of $0.5 million. For the same purpose, we increased the exercise price of certain options held by all other employees during the first quarter of 2007 and will make a compensating payment to these employees of approximately $0.1 million no later than the first quarter of 2008. We expect to accrue $0.1 million in the first quarter of 2007 with respect to this compensating payment.

In addition, if and to the extent employees and directors have already incurred a tax liability under Section 409A we plan to reimburse such individuals for that liability plus a gross up for income taxes owed as a result of such reimbursement. The estimated impact of these reimbursements was included in general and administrative expense in the condensed consolidated statement of operations for the fourth quarter 2006 and amounted to $0.7 million, net of tax.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $42.7 million and $34.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, subscriber revenues were $83.2 million and $65.4 million, respectively. The increase in subscriber revenues was primarily due to an increase in the number of our paying subscribers partially offset by a decrease in our average revenue per user as a result of a change in our pricing mix. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

Other Revenues. Other revenues were $1.6 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, other revenues were $3.1 million and $1.8 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues for the three and six months ended June 30, 2006 was due primarily to an increase in patent licensing revenues together with a less significant increase in our advertising revenues.

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statement of operations for the three and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Cost of revenues	$97	$2	$206	$6
Sales and marketing	275	5	540	9
Research, development and engineering	153	3	263	8
General and administrative	1,139	80	2,079	163
	$1,664	$90	$3,088	$186

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation.

Cost of revenues was $9.3 million, or 21% of total revenues, and $7.0 million, or 20% of total revenues, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, cost of revenues was $18.3 million, or 21% of total revenues, and $13.5 million, or 20% of total revenues, respectively. The increase in cost of revenues as a percentage of revenue for the three and six months ended June 30, 2006 compared to the same period of the prior year was due primarily to increased network capacity and the additional physical points of presence in 2006 as compared to 2005.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development related expenses.

Sales and marketing expenses were $7.5 million, or 17% of total revenues, and $5.5 million, or 16% of total revenues, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, sales and marketing expenses were $14.4 million, or 17% of total revenues, and $11.0 million, or 16% of total revenues, respectively. The increase in sales and marketing expenses as a percentage of revenue for the three months ended June 30, 2006 was primarily due to increases in Internet-based marketing and partner marketing spend. The increase in sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2006 was due primarily to increased international Internet-based advertising and partner marketing spend and additional sales and marketing personnel.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses to maintain our existing services, accommodate our service enhancements, develop and implement new services and additional service features and functionality to existing services and continue to bolster our infrastructure security.

Research, development and engineering costs were $1.9 million, or 4% of total revenues, and $1.7 million, or 5% of total revenues, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, research, development and engineering costs were $3.8 million, or 4% of total revenues, and $3.5 million, or 5% of total revenues, respectively. The increase in research, development and engineering costs for the three and six months ended June 30, 2006 as compared to the same periods in the prior year was primarily due to stock-based compensation expense and additional personnel costs.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs.

For the three months ended June 30, 2006 and 2005, general and administrative costs included stock-based compensation expense of approximately $1.1 million and $0.1 million, respectively. For the six months ended June 30, 2006 and 2005, stock-based compensation expense was $2.1 million and $0.2 million, respectively.

General and administrative costs were $8.4 million, or 19% of total revenues, and $5.6 million, or 16% of total revenues, for the three months ended June 30, 2006 and 2005, respectively. General and administrative costs were $16.3 million, or 19% of total revenues, and $10.9 million, or 16% of total revenues, for the six months ended June 30, 2006 and 2005, respectively. The increasing general and administrative expenses for the three and six months ended June 30, 2006 was primarily attributable to stock-based compensation expense, additional personnel due to internal growth and acquisitions, additional payroll tax expenses and higher than expected professional and consulting fees associated with the filing of our Form 10-K. General and administrative expenses as a percentage of revenue for the three and six months ended June 30, 2006, exclusive of stock-based compensation expense, have remained consistent with increases in revenues as compared to the same periods in prior year.

Interest and Other Income, Net. Our interest and other income, net is generated primarily from interest income earned on cash, cash equivalents and short and long-term investments. Interest and other income, net was $1.1 million and $0.7 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates and tax regulations in the various jurisdictions in which we operate. Income tax expense amounted to approximately $5.1 million and $4.3 million for the three months ended June 30, 2006 and 2005, respectively. Income tax expense for the six months ended June 30, 2006 and 2005 was $10.4 million and $8.0 million, respectively. Income tax expense for the six months ended June 30, 2006 is based on a worldwide estimated effective tax rate for 2006 of 29% compared to an effective tax rate in 2005 of approximately 31%. The decrease in our income tax rate was primarily attributable to an increasing proportion of our taxable income being sourced in foreign jurisdictions with tax rates lower than those in the U.S.

Liquidity and Capital Resources

At June 30, 2006, we had total cash and investments of $174.9 million. This was comprised of cash and cash equivalents of $66.9 million, short-term investments of $88.2 million and long-term investments of $19.8 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and six years from June 30, 2006. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. For the six months ended June 30, 2006, cash provided by operating activities primarily consisted of payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Net cash provided by operating activities was $33.5 million and $29.0 million for the six months ended June 30, 2006 and 2005, respectively. Our cash and cash equivalents and short-term investments were $155.1 million at June 30, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options. For the six months ended June 30, 2006, approximately $0.9 million of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was approximately $6.2 million and $30.4 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, net cash used in investing activities was primarily attributable to net purchases and redemptions of investments, net purchases of property and equipment, purchases of intangible assets and acquisitions of businesses. For the six months ended June 30, 2005, net cash used in investing activities was primarily comprised of net purchases and redemptions of investments, acquisitions of businesses, net purchases of property and equipment and purchases of intangible assets.

Net cash provided by financing activities was approximately $1.6 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, net cash provided by financing activities was primarily comprised of the excess tax benefits resulting from stock option exercises and proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, offset by the repayments of long-term debt. For the six months ended June 30, 2005, net cash used in financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan offset by repayments of long-term debt.

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to 2,000,000 shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the three months ended June 30, 2006, we did not purchase any of our own equity securities under this program.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

FORWARD-LOOKING INFORMATION

 In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (together, the “Risk Factors”), the results of any acquisition we may complete and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described below the “Risk Factors” and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, or our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure and retain large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation or higher than expected tax rates or exposure to additional income tax liabilities;

o	Successfully manage our cost structure, including but not limited to our telecommunication and personnel related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Avoid unanticipated tax liabilities worldwide;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

o	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements, including but not limited to the impact on our tax rate of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.”

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands except average monthly revenue per paying telephone number)

DID based revenues	$40,683	$33,009	$79,401	$63,195

Less other revenues	1,313	994	2,470	2,060

Total paying telephone number revenues	$39,370	$32,015	$76,931	$61,135

Average paying telephone number monthly
revenue (total divided by number of months)	$13,123	$10,672	$12,822	$10,189

Number of paying telephone numbers

Beginning of period	788	598	740	554
End of period	837	642	837	642

Average of period	812	620	788	598

Average monthly revenue per paying telephone number(1)	$16.15	$17.21	$16.26	$17.04

(1)Due to rounding, individual numbers may not recalculate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

We believe that our exposure to market risk related to changes in interest rates and foreign currency exchange rates is not significant, primarily because our transactions are substantially denominated in U.S. Dollars. During 2007 and in future years, we believe we will expand our international customer base and, as a result, we expect a greater level of foreign currency market risk.

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

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, and after considering the deficiencies in the operation of controls in connection with (i) assessment of the income tax impact of the pricing for intercompany purchases of services as reported in our 2005 Annual Report on Form 10-K, and (ii) determination of the correct measurement dates to be applied to stock option grants as disclosed in Part I, Item 1-Note 2, “Restatement of Previously Issued Financial Statements” in the Notes to Condensed Consolidated Financial Statements contained herein, including the status of the remediation described below, Messrs. Zucker and Turicchi concluded that these disclosure controls and procedures were not effective as of the end of the period covered in this report.

(b) Remediation of Noted Deficiencies in Disclosure Controls and Procedures

As reported in our 2005 Annual Report on Form 10-K, an adjustment to our income tax provision was identified in the course of our annual financial statement audit. This adjustment resulted from a deficiency in the operation of controls requiring the assessment of the income tax impact of the pricing for services purchased by j2 Global Communications, Inc. from a subsidiary.

We have designed new internal control procedures to remediate the control deficiency relating to assessment of the income tax impact of pricing for intercompany purchases of services. During March 2006, we implemented a process whereby senior financial management on a monthly basis reviews and approves pricing for all intercompany transactions. Additionally, we hired a Vice President of Finance responsible for oversight of tax compliance and for coordination with our accounting department on all intercompany transfer pricing matters. However, as of June 30, 2006 we had not yet conducted sufficient testing in order to confirm the effectiveness of these enhanced internal controls. We also have designed new internal control procedures to remediate the control deficiency over the determination of the correct measurement dates to be applied to stock option grants. These procedures include adoption in the fourth quarter of 2006 of new procedures for granting equity compensation which specifically require that all stock option grants be approved at a meeting of the Board of Directors and specifically prohibit approval of stock option grants through the use of unanimous written consents. However, as these new procedures did not exist as of June 30, 2006, this control deficiency was not remediated as of that date.

(c) Changes in Internal Controls

Other than expressly noted in this Item 4, there was no change in internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following four companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Venali, Inc., Callwave, Inc., Protus IP Solutions Inc. and Go Daddy Group, Inc. On November 6, 2006 we settled our patent infringement action against EasyTel.Net. EasyTel.Net has taken a royalty-bearing license under the patents-in-suit and all litigation has been dismissed with prejudice.

Overview of Legal Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions are filed in response to patent infringement actions filed by us against the plaintiffs (see “Overview of Patent Litigation” above in this Item 1). Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

On October 11, 2005, a complaint was filed against us in Los Angeles Superior Court in a purported class action alleging violations of California law challenging the pricing policies applicable to our eFax® service and, in particular, the manner in which users are notified about the terms and conditions of the pricing that applies once free service thresholds are met. The action included claims for false advertising, breach of contract, fraud and violations of Section 17200 of the California Business & Profession Code. The lawsuit sought damages and injunctive relief. In November 2006, the Court sustained our demurrer in all respects and gave plaintiffs 10 days leave to file an amended complaint. Subsequently, on November 29, 2006, this action was dismissed with prejudice.

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. Patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortious interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs.

In September 2006, three derivative actions were commenced in California Superior Court for the County of Los Angeles against us (as a nominal defendant) and certain of our current and former directors and/or officers. The complaints allege that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purport to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, and violations of California Corporations Code Section 25402 and 25403. The lawsuits seek a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. One of the actions was dismissed without prejudice in October 2006 and subsequently re-filed in the United States District Court for the Central District of California. The re-filed action is substantively the same as the original complaint, except that it contains an additional claim under Section 10(b) of the Securities Exchange Act of 1934. On November 16, 2006 the same law firm that re-filed its state court action in federal court filed a second, substantively identical, derivative action in the United States District Court for the Central District of California. The two state court actions have been consolidated and the parties have stipulated to consolidate the two federal actions. None of the defendants has yet filed a response to any of the complaints. The plaintiffs in the state actions include Melissa and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt.

On October 17, 2006, Go Daddy Group, Inc. filed suit against us and our affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleges several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and seeks declaratory judgments of invalidity and non-infringement. Go Daddy’s claims relate in substantial part to the patent infringement action by us against Go Daddy referred to above in this Item 1. Go Daddy is seeking damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. We have moved to dismiss the action in its entirety, or alternatively to stay the action pending the reexamination of certain of our patents at issue in the case.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial position, results of operations or cash flows in a particular period.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Except as set forth below, there are no material changes from the 10-K Risk Factors.

We are exposed to risk if we cannot maintain or adhere to our internal controls and procedures.

We have established and continue to maintain, assess and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition and operating results could be materially adversely affected.

In the past, we have concluded that our controls and procedures were not effective as a result of deficiencies relating to: (i) assessment of the income tax impact of the pricing for inter-company purchases of services and (ii) determination of the correct measurement dates to be applied to stock option grants. The time needed to investigate these issues has been substantial, particularly in the case of the stock option investigation undertaken by a special committee of our board of directors. In any event, it can take time and the expenditure of significant financial and managerial resources to design and implement new control procedures to remediate a control deficiency. See “Item 4. Controls and Procedures” elsewhere in this Form 10-Q.

The occurrence of these deficiencies, especially any that constitute a material weakness, has in the past, and may in the future, result in delays in the filing of our required reports under the Securities Exchange Act of 1934, as amended. In the case of our Form 10-Q Reports for this second and the third quarter of 2006, the delays were extensive.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the Securities and Exchange Commission or Nasdaq. Any such action, or restatement of prior-period financial results (see Item 1—Note 2 of the Notes to Condensed

Consolidated Financial Statements), could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention, and negatively affect our business operations and financial condition. We are unable to predict the outcome of these cases. The defense of such lawsuits could result in substantial costs to us and a diversion of our management’s attention and resources, which could impede our ability to achieve our business objectives.. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material.  For a more detailed description of the lawsuits in which we are involved, see “Item 1. Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to 2,000,000 shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the three months ended June 30, 2006, we did not purchase any of our own equity securities under this program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 3, 2006 in Los Angeles, California. The following matters were submitted to our shareholders for a vote at the Annual Meeting:

1.  To elect the following five directors nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:

Nominee	Votes Received	Withheld or Abstained
Douglas Y. Bech	35,788,936	4,990,168
Robert J. Cresci	34,944,512	5,834,592
Richard S. Ressler	25,603,726	15,175,378
John F. Rieley	23,299,528	17,479,576
Michael P. Schulhof	35,788,310	4,990,794

2. A proposal to adopt an amendment to Article FOURTH of j2 Global’s amended and restated certificate of incorporation to increase the number of authorized shares of j2 Global’s common stock from 50,000,000 to 95,000,000. This proposal was approved with the following vote:

For	35,210,332
Against	5,566,686
Abstain	2,086
Broker non-votes	0

3. A proposal to approve an amendment to j2 Global’s Second Amended and Restated 1997 Stock Option Plan to increase from 10,000,000 to 12,000,000 the number of shares of j2 Global’s common stock permitted for plan uses. This proposal was approved with the following vote:

For	19,792,626
Against	8,341,384
Abstain	27,986
Broker non-votes	12,617,110

Item 6. Exhibits

3.1	Certificate of Amendment to Amend Certificate of Incorporation

10.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan

10.2	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (1)

31(a)	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2006.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: March 11, 2007	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi Co-President and Chief Financial Officer (Principal Financial Officer)

j2 Global Communications, Inc.

Date: March 11, 2007	By:	/s/ GREGGORY KALVIN
Greggory Kalvin Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Amend Certificate of Incorporation

10.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan

10.2	Amended and Restated j2Global Communications, Inc. 2001 Employee Stock Purchase Plan (1)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2006.