Form 10-Q
period 2006-09-03
J2 GLOBAL COMMUNICATIONS INC
filed 2007-03-12
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

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

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX
		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2006,
	and December 31, 2005 (as restated)	3

	Condensed Consolidated Statements of Operations (unaudited) for the three
	and nine months ended September 30, 2006 and 2005 (as restated)	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2006 and 2005 (as restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

	Items 3, 4 and 5 are not applicable and have been omitted

Signatures		37

	Index to Exhibits
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2006	2005
		(As restated,
		see Note 2)
ASSETS
Cash and cash equivalents	$73,443	$36,301
Short-term investments	83,003	76,525
Accounts receivable,
net of allowances of $831 and $627, respectively	11,217	10,211
Prepaid expenses and other current assets	5,445	3,350
Deferred income taxes	1,091	1,091
Total current assets	174,199	127,478

Long-term investments	14,514	31,673
Property and equipment, net	18,614	17,248
Goodwill	30,510	19,942
Other purchased intangibles, net	20,806	20,299
Deferred income taxes	6,212	4,997
Other assets	501	307
Total assets	$265,356	$221,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$13,741	$8,782
Income taxes payable	—	2,964
Deferred revenue	10,578	7,201
Current portion of long-term debt	287	593
Total current liabilities	24,606	19,540

Long-term debt	—	149
Other	92	—
Total liabilities	24,698	19,689

Commitments and contingencies

Total stockholders’ equity	240,658	202,255
Total liabilities and stockholders’ equity	$265,356	$221,944

See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Revenues:
Subscriber	$44,491	$36,487	$127,724	$101,842
Other	1,400	1,202	4,451	2,956
	45,891	37,689	132,175	104,798
Cost of revenues (including stock-based compensation of $97 and $303 for the three and nine months of 2006, respectively, and $10 and $17 for the three and nine months of 2005, respectively)	9,648	8,120	27,947	21,592
Gross profit	36,243	29,569	104,228	83,206
Operating expenses:
Sales and marketing (including stock-based compensation of $266 and $807 for the three and nine months of 2006, respectively, and $15 and $24 for the three and nine months of 2005, respectively)	8,141	5,783	22,498	16,801
Research, development and engineering (including stock-based compensation of $149 and $413 for the three and nine months of 2006, respectively, and $2 and $10 for the three and nine months of 2005, respectively)	2,129	1,797	5,965	5,263
General and administrative (including stock-based compensation of $995 and $3,073 for the three and nine months of 2006, respectively, and $158 and $321 for the three and nine months of 2005, respectively)	10,204	5,919	26,454	16,813
Total operating expenses	20,474	13,499	54,917	38,877

Operating earnings	15,769	16,070	49,311	44,329
Gain on sale of investment	—	9,347	—	9,347
Interest and other income, net	1,586	861	3,922	2,192
Earnings before income taxes	17,355	26,278	53,233	55,868
Income tax expense	4,565	8,245	14,933	16,216
Net earnings	$12,790	$18,033	$38,300	$39,652

Net earnings per common share:
Basic	$0.26	$0.37	$0.78	$0.83
Diluted	$0.25	$0.35	$0.75	$0.78
Weighted average shares outstanding:
Basic	49,218,918	48,739,730	49,272,631	47,912,344
Diluted	51,107,362	51,154,474	51,072,988	51,023,422
See accompanying notes to condensed consolidated financial statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net earnings	$38,300	$39,652
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,996	5,187
Stock-based compensation	4,596	372
Tax benefit of vested restricted stock	24	—
Tax benefit of stock option exercises	1,381	8,695
Excess tax benefits on stock option exercises	(1,290)	—
Deferred income taxes	(1,214)	(54)
Gain on sale of investment	—	(9,347)
Changes in assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in:
Accounts receivable	(1,725)	(299)
Prepaid expenses and other current assets	(2,064)	(292)
Other assets	(177)	(177)
Increase (decrease) in:
Accounts payable and accrued expenses	3,018	(763)
Income taxes payable	(2,970)	545
Deferred revenue	3,135	1,421
Other	92	—
Net cash provided by operating activities	47,102	44,940

Cash flows from investing activities:
Net purchases of available-for-sale investments	(18,655)	(25,695)
Net redemptions (purchases) of held-to-maturity investments	29,354	(14,386)
Purchases of property and equipment	(5,226)	(6,326)
Acquisition of businesses, net of cash received	(7,194)	(7,728)
Purchases of intangible assets	(2,950)	(3,787)
Payment of accrued exit costs	—	(43)
Proceeds from sale of investment	822	8,708
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(3,839)	(49,257)

Cash flows from financing activities:
Repurchases of common stock	(9,727)	—
Issuance of common stock under employee stock purchase plan	381	389
Exercise of stock options and warrants	800	3,258
Excess tax benefits on stock option exercises	1,290	—
Repayment of long-term debt	(460)	(1,126)
Net cash (used in) provided by financing activities	(7,716)	2,521

Effect of exchange rate changes on cash and cash equivalents	1,595	(462)

Net increase (decrease) in cash and cash equivalents	37,142	(2,258)
Cash and cash equivalents at beginning of period	36,301	18,814
Cash and cash equivalents at end of period	$73,443	$16,556
See accompanying notes to condensed consolidated financial statements

j2 GLOBAL COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The Company adopted SFAS 123(R) using the modified prospective method. Accordingly, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized during the first nine months of 2006 with respect to: (a) unvested stock options granted prior to December 31, 2005 is based on the grant date fair value of such options estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (‘SFAS 123”); and (b) stock-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with SFAS 123(R). Stock-based compensation expense recognized during the nine months of 2006 has been reduced by estimated pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The prospective application of SFAS 123(R) had a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 6 regarding the Company’s stock-

based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense under SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying condensed consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005, to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003, and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The Company has concluded that the foregoing adjustments are not material to its historical consolidated financial statements for any period and therefore has not amended, and does not intend to amend, any of its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement.

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

Given the time required to complete the independent investigation, the Company did not timely file its quarterly report on Form 10-Q for the quarter ended September 30, 2006.

The following table reflects the consolidated statement of operations adjustments, which consisted solely of additional stock-based compensation expense and related payroll tax expense and income tax effects, for the three and nine months ended September 30, 2005 (in thousands):

	Three Months	Nine Months
	Ended September 30, 2005

Cost of revenues	$15	$77
Sales and marketing	41	88
Research, development and engineering	28	70
General and administrative	137	423
Income tax benefit	(65)	(202)
	$156	$456

The financial impact of these adjustments has been reflected in the accompanying financial statements for the three and nine months ended September 30, 2005. Additionally, the Company has restated the pro forma expense under SFAS 123 in Note 6 to reflect the impact of these adjustments.

The Company has determined that the impact to the previously reported financial statements from recognizing additional stock-based compensation expense and related payroll tax expense and income tax effects referred to in (1) in the first paragraph of this Note is as follows (in thousands):

Year	Pre-Tax Expense	After Tax Expense
1999	$6	$6
2000	370	370
2001	130	130
2002	270	270
2003	582	88
2004	684	475
First 9 months of 2005	657	456
Last 3 months of 2005	290	184
	$2,989	$1,979

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

The following is a summary of the adjustments described above to beginning accumulated deficit as of January 1, 2004 and the consolidated statements of operations for the nine months ended September 30, 2005 and for the years ended December 31, 2005 and 2004 (in thousands):

	Net Earnings for the Nine Months Ended September 30, 2005	Net Earnings for the Year Ended December 31, 2005	Net Earnings for the Year Ended December 31, 2004	Accumulated Deficit as of January 1, 2004
Previously reported	$40,108	$51,258	$31,607	$(20,175)
Adjustments:
Stock-based compensation and
related payroll taxes, net of
related income tax effect	(456)	(640)	(475)	(864)
Other, net of related income
tax effects	—	—	(516)	(591)
Decrease	(456)	(640)	(991)	(1,455	)(a)
As restated	$39,652	$50,618	$30,616	$(21,630)

(a)	The impact of errors described above on net earnings and accumulated deficit was $52, $(647), $(130), $(724) and $(6) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

The following tables present the effects of the adjustments on certain line items within the Company’s consolidated balance sheet as of December 31, 2005 and condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet

	December 31, 2005
	Previously
	Reported	Adjustments	As restated
Goodwill	$20,681	$(739)	$19,942
Deferred income taxes	4,559	438	4,997
Total assets	222,245	(301)	221,944
Accounts payable and accrued expenses	7,611	1,171	8,782
Income taxes payable	2,809	155	2,964
Total current liabilities	18,214	1,326	19,540
Total liabilities	18,363	1,326	19,689
Additional-paid-in-capital*	146,439	1,459	147,898
Retained earnings*	62,690	(3,086)	59,604
Total stockholders’ equity	203,882	(1,627)	202,255
Total liabilities and stockholders’ equity	222,245	(301)	221,944

* Not presented herein. Additional paid-in-capital has been split adjusted.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2005
	Previously Reported	Adjustments	As restated
Cost of revenues	$8,105	$15	$8,120
Gross profit	29,584	(15)	29,569
Sales and marketing	5,742	41	5,783
Research, development and engineering	1,769	28	1,797
General and administrative	5,781	138	5,919
Total operating expenses	13,292	207	13,499
Operating earnings	16,292	(222)	16,070
Earnings before income taxes	26,500	(222)	26,278
Income tax expense	8,311	(66)	8,245
Net earnings	18,189	(156)	18,033

Net earnings per common share:
Basic	$0.37	$—	$0.37
Diluted	$0.36	$(0.01)	$0.35

Weighted average shares outstanding:
Basic	48,739,730	—	48,739,730
Diluted	51,007,272	147,202	51,154,474

	Nine Months Ended September 30, 2005
	Previously Reported	Adjustments	As restated
Cost of revenues	$21,514	$78	$21,592
Gross profit	83,284	(78)	83,206
Sales and marketing	16,714	87	16,801
Research, development and engineering	5,193	70	5,263
General and administrative	16,390	423	16,813
Total operating expenses	38,297	580	38,877
Operating earnings	44,987	(658)	44,329
Earnings before income taxes	56,526	(658)	55,868
Income tax expense	16,418	(202)	16,216
Net earnings	40,108	(456)	39,652

Net earnings per common share:
Basic	$0.84	$(0.01)	$0.83
Diluted	$0.79	$(0.01)	$0.78

Weighted average shares outstanding:
Basic	47,912,344	—	47,912,344
Diluted	50,834,676	188,746	51,023,422

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2005
	Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net earnings	$40,108	$(456)	$39,652
Stock-based compensation	97	275	372
Tax benefit of stock option exercises	9,077	(382)	8,695
Deferred income taxes	(38)	(16)	(54)
Accounts payable and accrued expenses	(1,342)	579	(763)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, although early adoption is permitted. The adoption of SAB 108 in 2006 did not have a material impact on the Company’s consolidated financial statements.

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

Under the modified prospective method, SFAS 123(R) applies to new awards and to the unvested portion of awards that were outstanding on January 1, 2006 and to awards that are subsequently modified, repurchased or cancelled. Compensation expense recognized in the first nine months of 2006 includes compensation expense for all stock-based awards granted: (a) on or before, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$97	$303
Sales and marketing	266	807
Research, development and engineering	149	413
General and administrative	995	3,073
	$1,507	$4,596

The Company receives a cash tax deduction for certain stock option exercises in the year the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. In accordance with SFAS 123(R), the Company reported $1.3 million of excess tax benefits as financing cash flows for the nine months ended September 30, 2006. The total tax benefit realized from stock option exercises for the nine months ended September 30, 2006 and 2005 was $1.4 million and $8.7 million, respectively. Cash received from stock option exercises was $0.8 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB 25 and related interpretations to account for its stock option plans, and disclosed the pro forma effect on net earnings and net earnings per share as if compensation expense had been recognized based on the fair value-based method at the date of grant for stock options awarded consistent with the provisions of SFAS 123. The Company’s reported pro forma information for the three and nine months ended September 30, 2005 has been restated as a result of the completion of the Company’s stock option investigation (see Note 2) and is as follows (in thousands, except per share amounts):

		Three Months Ended September 30, 2005
		As previously reported	Adjustments	As restated, see Note 2
Net earnings, as reported		$18,189	$(156)	$18,033

Add:	Stock-based employee compensation expense included in net earnings, net of tax	59	62	121
Deduct:	Stock-based compensation expense determined under the fair value-based method, net of tax	(909)	34	(875)
Pro forma net earnings		$17,339	$(60)	$17,279

Basic net earnings per common share:
As reported		$0.37	$—	$0.37
Pro forma		$0.36	$(0.01)	$0.35

Diluted net earnings per common share:
As reported		$0.36	$(0.01)	$0.35
Pro forma		$0.34	$—	$0.34

		Nine Months Ended September 30, 2005
		As previously reported	Adjustments	As restated, see Note 2
Net earnings, as reported		$40,108	$(456)	$39,652

Add:	Stock-based employee compensation expense included in net earnings, net of tax	59	193	252
Deduct:	Stock-based compensation expense determined under the fair value-based method, net of tax	(2,259)	104	(2,155)
Pro forma net earnings		$37,908	$(159)	$37,749

Basic net earnings per common share:
As reported		$0.84	$(0.01)	$0.83
Pro forma		$0.79	$—	$0.79

Diluted net earnings per common share:
As reported		$0.79	$(0.01)	$0.78
Pro forma		$0.75	$—	$0.75

Second Amended and Restated 1997 Stock Option Plan (1997 Plan)

The 1997 Plan was adopted in November 1997 and has twice been amended and restated. This plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. Options under the 1997 Plan may be granted at exercise prices determined by the Compensation Committee of the Board of Directors, or the Board of Directors as a whole, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s common stock on the date of grant for non-statutory stock options. In May 2006, the Company’s shareholders approved an increase in the number of authorized shares of common stock reserved for issuance upon exercise of options or as restricted stock from 10,000,000 to 12,000,000. At September 30, 2006, there were 2,067,843 shares available for future awards under the plan.

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

Stock Options

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the three quarters of 2006 was based on historical volatility of the Company’s common stock (its “traded stock”). The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107, “Share-Based Payment”. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The following weighted average assumptions were used for the respective periods.

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.8%	4.1%
Expected term (in years)	6.5	4.0
Dividend yield	0.0%	0.0%
Expected volatility	91.6%	68.0%
Weighted-average volatility	91.6%	68.0%

The following table represents stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,868,578	$8.08
Granted	150,000	23.73
Exercised	(215,830)	3.71
Forfeited/Cancelled	(63,577)	17.53
Outstanding at September 30, 2006	4,739,171	8.65	6.6	$87,791,659
Vested and expected to vest at September 30, 2006	4,302,184	7.81	6.4	$83,308,071
Exercisable at September 30, 2006	3,058,453	4.11	5.6	$70,547,133

For the nine months ended September 30, 2006, the Company granted 150,000 options to purchase shares of common stock pursuant to the 1997 Plan to newly hired members of management. The stock options vest 20% per year and expire 10 years from the date of grant. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $18.81 and $10.17, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.3 million and $23.8 million, respectively, determined as of the date of option exercise. As of September 30, 2006, there was approximately $15.4 million of total unrecognized compensation cost related to unvested stock-based arrangements granted under the 1997 Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years (i.e., the remaining requisite service period).

Restricted Stock

The Company has awarded restricted shares of common stock to executive officers and directors of the Company pursuant to the 1997 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. The Company granted 33,340 shares of restricted stock to newly hired members of management pursuant to the 1997 Plan during the nine months ended September 30, 2006. As of September 30, 2006, the Company has unrecognized stock-based compensation cost of $4.4 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 4.0 years.

The following table represents restricted stock activity for the nine months ended September 30, 2006:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	325,000	$18.94
Granted	33,340	22.31
Vested	(9,500)	18.77
Nonvested at September 30, 2006	348,840	19.27

Upon the adoption of SFAS 123(R) on January 1, 2006, the Company reclassified the unrecognized deferred compensation costs associated with restricted stock awards of approximately $5.8 million with a corresponding reduction to the Company’s additional paid-in capital.

2001 Employee Stock Purchase Plan (Purchase Plan)

The Purchase Plan provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. Through the offering period ended April 30, 2006, the price of the common stock purchased under the Purchase Plan was equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair market value at the end of the offering period. For the nine months ended September 30, 2006 and 2005, 17,333 and 26,568 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $0.4 million for both the nine months ended September 30, 2006 and 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		see Note 2)
	(In thousands, except share and per share data)
Numerator for basic and diluted net earnings per common share:
Net earnings	$12,790	$18,033	$38,300	$39,652

Denominator:
Weighted average outstanding shares of common stock	49,218,918	48,739,730	49,272,631	47,912,344
Dilutive effect of:
Employee stock options	1,795,721	2,257,135	1,716,251	2,732,846
Restricted stock	92,723	157,599	84,106	152,982
Warrants	—	10	—	225,250
Common stock and common stock equivalents	51,107,362	51,154,474	51,072,988	51,023,422

Net earnings per share:
Basic	$0.26	$0.37	$0.78	$0.83
Diluted	$0.25	$0.35	$0.75	$0.78

NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses. Comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net earnings	$12,790	$18,033	$38,300	$39,652
Foreign currency translation adjustment	(73)	(126)	2,646	(1,480)

Comprehensive income	$12,717	$17,907	$40,946	$38,172

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

The changes in carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2006 are as follows (in thousands):

	Balance as of January 1, 2006	Additions	Amortization	Foreign Exchange Translation	Balance as of September 30, 2006
Goodwill	$19,942	$10,027	$—	$541	$30,510
Intangible assets with indefinite lives	1,590	404	—	1	1,995
Intangible assets subject to amortization	15,270	5,006	(1,889)	424	18,811
Other - unallocated	3,439	(3,439)	—	—	—
	$40,241	$11,998	$(1,889)	$966	$51,316

Intangible assets with indefinite lives relate primarily to a trade name. As of September 30, 2006, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization period	Historical cost	Accumulated amortization	Net
Patents	10.1 years	$14,042	$2,638	$11,404
Technology	2.5 years	3,353	2,941	412
Customer relationships	4.6 years	3,570	1,508	2,062
Trade name	16.6 years	5,352	419	4,933
Total		$26,317	$7,506	$18,811

Amortization expense, included in general and administrative expense, during the three-month periods ended September 30, 2006 and 2005 approximated $0.7 million and $0.6 million, respectively. Amortization expense, included in general and administrative expense, during the nine-month periods ended September 30, 2006 and 2005 approximated $1.9 million and $1.5 million, respectively. Amortization expense is estimated to approximate $2.6 million, $2.6 million, $2.6 million, $2.3 million and $2.0 million for fiscal years 2006 through 2010, respectively.

NOTE 10 - GAIN ON SALE OF INVESTMENT

In September 2005, the Company recognized $9.3 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which the Company owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. The Company received $8.7 million in cash and had a right to receive $0.8 million in funds held in escrow in one year from the date of sale. The amount held in escrow was included in prepaid expenses and other current assets in the accompanying December 31, 2005 balance sheet. The Company received the $0.8 million escrow amount in September 2006.

The Company also had a right to receive additional contingent proceeds amounting to $0.5 million which was held back from the purchase price to cover purchase price adjustments. This amount was paid to the Company in the fourth quarter of 2005 and additional gain on sale of investment was recognized at that time.

Additionally, the Company has a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, the Company may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. As of December 31, 2006, the Company not received such consideration and there is no guarantee that the Company will receive any of these contingent funds.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine-month periods ended September 30, 2006 and 2005 approximated $22,000 and $47,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $19.2 million and $3.9 million for income taxes during the nine-month periods ended September 30, 2006 and 2005, respectively.

The Company acquired property and equipment for approximately $249,000 which has not yet been paid at September 30, 2006.

The Company acquired Send2Fax for an aggregate purchase price of $7.2 million of which $0.8 million related to a contingent holdback which has not yet been paid at September 30, 2006. Additionally, a revenue based contingent earn-out of $0.9 million was accrued for as of September 30, 2006 and paid in January 2007.

Through the nine months ended September 30, 2006 and 2005, the Company recorded the tax benefit from the exercise of stock options as a reduction of its income tax liability in the amount of approximately $1.4 million and $8.7 million, respectively.

NOTE 12 - GEOGRAPHIC INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenue:
United States	$40,833	$33,568	$117,882	$93,872
All other countries	5,058	4,121	14,293	10,926
	$45,891	$37,689	$132,175	$104,798

	September 30, 2006	December 31, 2005
	(in thousands)
Long-lived assets:
United States	$16,944	$15,998
All other countries	1,670	1,250
	$18,614	$17,248

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In September 2006, three derivative actions were commenced in California Superior Court for the County of Los Angeles against the Company (as a nominal defendant) and certain of the Company’s current and former directors and/or officers. The complaints allege that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purport to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, and violations of California Corporations Code Sections 25402 and 25403. The lawsuits seek a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. One of the actions was dismissed without prejudice in October 2006 and subsequently re-filed in the United States District Court for the Central District of California. The re-filed action is substantively the same as the original complaint, except that it contains an additional claim under Section 10(b) of the Securities Exchange Act of 1934. On November 16, 2006, the same law firm that re-filed its state court action in federal court filed a second, substantively identical, derivative action in the United States District Court for the Central District of California. The two state court actions have been consolidated and the parties have stipulated to consolidate the two federal actions. None of the defendants has yet filed a response to any of the complaints. The plaintiffs in the state actions include Melinda and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt.

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

NOTE 14 - STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. On April 26, 2006, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the three and nine months ended September 30, 2006, the Company purchased 400,000 shares of common stock under this program at a total cost of $9.7 million, representing an average price per share of $24.29. As of September 30, 2006, 1,600,000 additional shares were available for repurchase under the program.

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

Our core services include fax, voicemail, email and call handling, as well as bundled suites of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising, patent licensing fees and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.5 million telephone numbers deployed as of September 30, 2006, more than 888,000 were serving paying subscribers, with the balance deployed to free subscribers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

The following table sets forth our key operating metrics for the three and nine months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
	(In thousands)

Free service telephone numbers	10,619	9,550
Paying telephone numbers	888	691
Total active telephone numbers	11,507	10,241

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands except percentages and average revenue per paying telephone number)
Subscriber revenues:
Fixed	$32,179	$25,229	$90,572	$71,759
Variable	12,312	11,258	37,152	30,083
Total subscriber revenues	$44,491	$36,487	$127,724	$101,842

Percentage of total subscriber revenues:
Fixed	72.3%	69.1%	70.9%	70.5%
Variable	27.7%	30.9%	29.1%	29.5%

Revenues:
DID based	$42,832	$34,760	$122,233	$97,955
Non-DID based	3,059	2,929	9,942	6,843
Total revenues	$45,891	$37,689	$132,175	$104,798

Average monthly revenue per paying
telephone number(1)	$15.98	$16.89	$16.14	$16.94

(1)	See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The discussion and analysis set forth below in this Item 2 has been restated, as described below. For additional information, see Item 1—Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q.

We have restated the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003, and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. We have concluded that the foregoing adjustments are not material to our historical consolidated financial statements for any period and therefore have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Quarterly Report on Form 10-Q.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. During the nine months ended September 30, 2006, there have been no changes in our critical accounting policies described in our 2005 Annual Report on Form 10-K filed with the SEC on March 27, 2006, except as follows:

Stock-based compensation

Effective January 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (‘SFAS 123(R)”), which requires all stock-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Stock-based compensation expense as required by SFAS 123(R) is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various assumptions including stock price volatility, forfeiture rates, and expected term.

We adopted SFAS 123(R) using the modified prospective method. Accordingly, our condensed consolidated financial statements for the three and nine months ended September 30, 2006 reflect the application of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $44.5 million and $36.5 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, subscriber revenues were $127.7 million and $101.8 million, respectively. The increase in subscriber revenues was primarily due to an increase in the number of our paying subscribers partially offset by a decrease in our average revenue per user as a result of a change in our pricing mix. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

Other Revenues. Other revenues were $1.4 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, other revenues were $4.5 million and $3.0 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues for the three and nine months ended September 30, 2006 was due primarily to an increase in patent licensing revenues together with a less significant increase in our advertising revenues.

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenues	$97	$10	$303	$17
Sales and marketing	266	15	807	24
Research, development and engineering	149	2	413	10
General and administrative	995	158	3,073	321
	$1,507	$185	$4,596	$372

Cost of Revenues. Cost of revenues are primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation.

Cost of revenues was $9.6 million, or 21% of total revenues, and $8.1 million, or 22% of total revenues, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, cost of revenues was $27.9 million, or 21% of total revenues, and $21.6 million, or 21% of total revenues, respectively. Cost of revenues as a percentage of revenues for the three and nine months ended September 30, 2006 are comparable to that of the same period of the prior year.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development related expenses.

Sales and marketing expenses were $8.1 million, or 18% of total revenues, and $5.8 million, or 15% of total revenues, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, sales and marketing expenses were $22.5 million, or 17% of total revenues, and $16.8 million, or 16% of total revenues, respectively. The increase in sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2006 was primarily due to increases in Internet-based marketing and partner marketing spend. The increase in sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2006 was due primarily to increased international Internet-based advertising and partner marketing spend and additional sales and marketing personnel.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses to maintain our existing services, accommodate our service enhancements, develop and implement new services and additional service features and functionality to existing services and continue to bolster our infrastructure security.

Research, development and engineering costs were $2.1 million, or 5% of total revenues, and $1.8 million, or 5% of total revenues, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, research, development and engineering costs were $6.0 million, or 5% of total revenues, and $5.3 million, or 5% of total revenues, respectively. The increase in research, development and engineering costs for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year was primarily due to stock-based compensation expense and additional personnel costs.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs.

General and administrative costs were $10.2 million, inclusive of $1.1 million in investigation costs as more fully described in Item 1-Note 2 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, or 22% of total revenues, and $5.9 million inclusive of zero in investigation costs, or 16% of total revenues, for the three months ended September 30, 2006 and 2005, respectively. General and administrative costs were $26.5 million inclusive of $1.1 million in investigation costs, or 20% of total revenues, and $16.8 million inclusive of zero in investigation costs, or 16% of total revenues, for the nine months ended September 30, 2006 and 2005, respectively. Excluding increases due to investigation costs, the increase in general and administrative expenses for the three and nine months ended September 30, 2006 was primarily attributable to higher stock-based compensation expense, professional fees and bad debt expense, additional personnel due to internal growth and acquisitions, and additional payroll tax expenses. General and administrative expenses as a percentage of revenue for the three and nine months ended September 30, 2006, exclusive of investigation costs and stock-based compensation expense, have remained consistent compared to the same periods in the prior year.

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest income earned on cash, cash equivalents and short and long-term investments. Interest and other income, net, was $1.6 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and $3.9 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest and other income, net, was primarily due to higher cash and investment balances and higher interest rates period-over-period.

Gain on Sale of Investment. In September 2005, we recognized $9.3 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. We received $8.7 million in cash and had a right to receive $0.8 million in funds held in escrow in one year from the date of sale. The amount held in escrow was included in prepaid expenses and other current assets in the accompanying December 31, 2005 balance sheet. We received the $0.8 million in September 2006.

We also had a potential right to receive other certain contingent proceeds amounting to $0.5 million which was held back from the purchase price. This amount was paid to us in the fourth quarter of 2005 and additional gain on sale of investment was recognized at that time.

Additionally, we has a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, we may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. As of December 31, 2006, we have not received such consideration and there is no guarantee that we will receive any of these contingent funds.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates and tax regulations in the various jurisdictions in which we operate. Income tax expense amounted to approximately $4.6 million and $8.2 million for the three months ended September 30, 2006 and 2005, respectively. Income tax expense for the nine months ended September 30, 2006 and 2005 was $14.9 million and $16.2 million, respectively. Income tax expense for the nine months ended September 30, 2006 is based on a worldwide estimated effective tax rate for 2006 of approximately 28% compared to an effective tax rate in 2005 of approximately 31%. The decrease in our income tax rate was primarily attributable to an increasing proportion of our taxable income being sourced in foreign jurisdictions with tax rates lower than those in the U.S.

Liquidity and Capital Resources

At September 30, 2006, we had total cash and investments of $171.0 million. This was comprised of cash and cash equivalents of $73.4 million, short-term investments of $83.0 million and long-term investments of $14.6 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, and auction rate debt and preferred securities. For financial statement presentation, we classify our investments as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and six years from September 30, 2006. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. For the nine months ended September 30, 2006, cash provided by operating activities primarily consisted of payments received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Net cash provided by operating activities was $47.1million and $44.9 million for the nine months ended September 30, 2006 and 2005, respectively. Our cash and cash equivalents and short-term investments were $156.4 million at September 30, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax assets for such options. For the nine months ended September 30, 2006, approximately $1.3 million of excess tax benefits have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities was approximately $3.8 million and $49.3 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, net cash used in investing activities was primarily attributable to, acquisitions of businesses, purchases of property and equipment, and purchases of intangible assets, offset by net purchases and redemptions of investments. For the nine months ended September 30, 2005, net cash used in investing activities was primarily comprised of net purchases and redemptions of investments, acquisitions of businesses, net purchases of property and equipment and purchases of intangible assets, partially offset by the sale of an investment.

Net cash provided by (used in) financing activities was approximately $(7.7) million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, net cash used in financing activities was primarily comprised of the repurchase of our common stock, offset by excess tax benefits resulting from stock option exercises and proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. For the nine months ended September 30, 2005, net cash provided by financing activities was primarily comprised of proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan offset by repayments of long-term debt.

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to 2,000,000 shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the three and nine months ended September 30, 2006, we purchased 400,000 shares of our own equity securities under this program at a total cost of $9.7 million, representing an average price per share of $24.29. As of September 30, 2006, we were authorized to repurchase up to 1,600,000 additional shares.

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

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements, including but not limited to the impact on our tax rate of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxesan Interpretation of FASB Statement No. 109.”

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands except average monthly revenue per paying telephone number)

DID based revenues	$42,832	$34,760	$122,233	$97,955

Less other revenues	1,508	996	3,977	3,055

Total paying telephone number revenues	$41,324	$33,764	$118,256	$94,900

Average paying telephone number monthly
revenue (total divided by number of months)	$13,775	$11,255	$13,140	$10,544

Number of paying telephone numbers

Beginning of period	837	642	740	554
End of period	888	691	888	691

Average of period	862	667	814	623

Average monthly revenue per paying telephone number(1)	$15.98	$16.89	$16.14	$16.94

(1) Due to rounding, individual numbers may not recalculate.

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

We have designed new internal control procedures to remediate the control deficiency relating to assessment of the income tax impact of pricing for intercompany purchases of services. During March 2006, we implemented a process whereby senior financial management on a monthly basis reviews and approves pricing for all intercompany transactions. Additionally, we hired a Vice President of Finance responsible for oversight of tax compliance and for coordination with our accounting department on all intercompany transfer pricing matters. However, as of September 30, 2006 we had not yet conducted sufficient testing in order to confirm the effectiveness of these enhanced internal controls. We also have designed new internal control procedures to remediate the control deficiency over the determination of the correct measurement dates to be applied to stock option grants. These procedures include adoption in the fourth quarter of 2006 of new procedures for granting equity compensation which specifically require that all stock option grants be approved at a meeting of the Board of Directors and specifically prohibit approval of stock option grants through the use of unanimous written consents. However, as these new procedures did not exist as of September 30, 2006, this control deficiency was not remediated as of that date.

(c) Changes in Internal Controls

Other than expressly noted in this Item 4, there was no change in internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting.

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

In September 2006, three derivative actions were commenced in California Superior Court for the County of Los Angeles against us (as a nominal defendant) and certain of our current and former directors and/or officers. The complaints allege that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purport to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, and violations of California Corporations Code Sections 25402 and 25403. The lawsuits seek a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. One of the actions was dismissed without prejudice in October 2006 and subsequently re-filed in the United States District Court for the Central District of California. The re-filed action is substantively the same as the original complaint, except that it contains an additional claim under Section 10(b) of the Securities Exchange Act of 1934. On November 16, 2006 the same law firm that re-filed its state court action in federal court filed a second, substantively identical, derivative action in the United States District Court for the Central District of California. The two state court actions have been consolidated and the parties have stipulated to consolidate the two federal actions. None of the defendants has yet filed a response to any of the complaints. The plaintiffs in the state actions include Melinda and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt.

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

The occurrence of these deficiencies, especially any that constitute a material weakness, has in the past, and may in the future, result in delays in the filing of our required reports under the Securities Exchange Act of 1934, as amended. In the case of our Form 10-Q Reports for the second and this third quarter of 2006, the delays were extensive.

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

Price increases could decrease new subscriber sign up rates or increase cancellation rates, which could adversely affect our financial results.

During the third quarter of 2006, we increased our price for new subscribers to our domestic eFax-branded services and during the fourth quarter of 2006 we began implementing this increase to our existing domestic e-Fax-branded subscribers, with implementation expected to be substantially completed by the end of the second quarter of 2007.  The future impact of this price change cannot accurately be predicted at this time. However, the price increase will reduce new subscriber sign up rates and increase existing subscriber cancellation rates. If these negative impacts result in the incremental revenues we receive from the price increase to be lower than our expectations, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to 2,000,000 shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.

The following table details the repurchases that were made under the program during the third quarter and first nine months of 2006:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximun Number of Shares That May Yet Be Purchased Under the Progragm
July 1, 2006 - July 31, 2006	—	—	—	—
August 1, 2006 - August 31, 2006	370,000	$24.19	370,000	1,630,000
September 1, 2006 - September 30, 2006	30,000	$25.51	30,000	1,600,000

(1)  Average price paid per share excludes commissions.

Item 6. Exhibits

31(a)	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4 and 5 are not applicable and have been omitted.

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