Form 10-K
period 2006-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2007-03-12
CIK 1084048

’

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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
Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the voting stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ National Stock Market was $1,051,544,048. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, the registrant had 48,969,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 3, 2007 are incorporated by reference into Part III of this Form 10-K.

This Report on Form 10-K includes 80 pages with the Index to Exhibits located on page 72.

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

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

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising, patent licensing fees and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.2 million telephone numbers deployed as of December 31, 2006, more than 900,000 were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery and handling of fax, voice and email messages via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from the sale of our eFax and jConnect paid services, including eFax Corporate®, eFax Plus®, eFax ProTM and jConnect Premier®. These services are deployed through DIDs. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we continuously seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

We market our services to a broad spectrum of prospective customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising through Internet portals, Internet service providers (“ISPs”), search engines and affiliate programs; and selling through both a telesales and direct sales force. Currently, we have six primary methods by which we acquire paying subscribers: (i) selling direct through our Websites such as www.efax.com, www.j2.com, www.onebox.com and www.evoice.com; (ii) attracting direct paying individual subscribers through various Internet portals, ISPs, search engines and affiliate programs; (iii) promoting our solutions to small to mid-sized businesses through our www.efaxcorporate.com Website assisted by in-house sales representatives; (iv) converting a portion of our free base of customers to a paid solution; (v) selling our solutions to large enterprises and governmental organizations through our direct sales force; and (vi) attracting international individual and business customers through our international Websites and direct sales force. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. During 2006 we completed one small acquisition in the United States and during 2005 we completed three small acquisitions, two in the United Kingdom and one in the United States.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of 49 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled “Patents and Proprietary Rights” contained in Item 1 of this Report.

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

We currently offer integrated solutions designed to replace or augment individual and corporate messaging and communication services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from more than 2,700 cities around the world. Toll-free U.S. and Canadian telephone numbers are also available, as are premium rate numbers in various countries in Western Europe. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging they may require to accommodate their changing business needs. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following suite of services:

Fax Mail

eFax® offers desktop faxing services. Various tiers of service provide increasing levels of features and functionality. Our eFax Free® service is our limited use, advertising-supported “introductory offering,” which assigns the subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes into his or her personal email inbox. In exchange, the subscriber agrees to receive and open email advertising, which we distribute on a consistent basis. In various countries in Western Europe, we also offer premium rate telephone numbers at no charge to our subscribers. eFax Plus® and eFax ProTM allow the subscriber to choose either a toll-free telephone number that covers both the U.S. and Canada or a local telephone number in one of 2,700 + cities worldwide. This service level enables the subscriber to receive inbound fax messages in their email inbox, access these messages via a Web-based email interface and send digital documents to any fax number in the world directly from their desktop. This service offering is also localized in many international currencies and languages, including Dutch, French, German and Spanish.

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

UniFaxTM offers subscribers similar features and functionality to our eFax services, and provides two levels of service, one geared toward small to medium sized businesses and the other an enterprise class solution. The UniFax suite of services offers the ability to send and receive faxes via email as well as via an online Web interface.

Send2Fax® offers subscribers similar features and functionality to our eFax services. The Send2Fax suite of services offers the ability to send and receive faxes via an online Web interface as well as via email, including a direct plug-in for Microsoft Outlook. The Send2Fax service offering also includes a secure solution.

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

Unified Communications

jConnect offers two levels of service. jConnect Free® is j2 Global’s limited use, advertising-supported “introductory offering,” which assigns each subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes and voicemails into his or her personal email inbox. In exchange, the customer agrees to receive and open email advertising, which we distribute on a consistent basis. jConnect Premier® allows the subscriber to choose either a toll-free U.S. and Canadian telephone number or a local telephone number in one of 2,700 + cities worldwide. This service level enables the subscriber to receive inbound fax and voicemail messages in their email inbox, access these messages via a Web-based email interface and send digital documents to any fax number in the world directly from their desktop. jConnect Premier subscribers also have the ability to access all messages, including email, from any touch-tone telephone and have access to the jConnect telephone or Web-initiated sixteen party conference calling solution.

Onebox® is a full-featured suite of unified communications services, including email, voicemail, fax and “find me/follow me.” Onebox offers three levels of service, all paid ranging from the basic Onebox Unified Messaging suite of services - which provides the subscriber a unique toll-free number and enables him or her to receive voicemail messages or faxes via email or access them by telephone; to send, receive or reply to faxes or voicemail messages online or by telephone; and to store faxes and email messages online - to the Onebox ReceptionistTM suite of services, which provides the subscriber a virtual PBX in addition to the features available under the other service tiers.

Voice

eVoice® is an Internet voicemail answering service that delivers a subscriber’s voicemail messages to their email inbox. Like eFax Free® and jConnect Free®, eVoice FreeTM is j2 Global’s advertising-supported “introductory offering.” Each subscriber is given a unique randomly assigned telephone number which enables them to receive a limited number of voicemail messages via email. With eVoice PlusTM, the subscriber is also able to receive a unique local or toll-free U.S. and Canadian telephone number, to access his or her voicemail messages via a Web-based email interface or via telephone and to receive text message notifications upon receipt of new messages.

eVoiceReceptionistTM and Onebox ReceptionistTM are virtual PBX solutions that provide small and medium-sized businesses on-demand voice communications services, featuring a toll-free company telephone number, a professionally-produced auto-attendant and menu tree. With these services, a subscriber can also assign departmental and individual extensions that can connect to any U.S. or Canadian telephone number, including traditional land-line telephones as well as mobile and IP networks. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services.

Email

Electric Mail® is an outsourced hosted email service we offer to businesses. From its Electric WebMail, E-mmunityTM virus scanning and SpamSMARTTM SPAM filtering to professional consulting and needs analysis, Electric Mail develops and delivers customized email and perimeter protection solutions that can be hosted offsite or installed at a customer site, with seamless integration into a customer’s existing email systems. In November 2006, we launched VaultSMARTTM, a unique new email archiving service, as part of our Electric Mail service offering. VaultSmart delivers the enterprise-class advantages of a secure, scalable email archive and compliance tools.

Global Network and Operations

As of December 31, 2006, we had 54 physical Points of Presence (“POPS”) worldwide and central data centers in Los Angeles and an undisclosed backup facility. We connect our POPS to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 2,700 cities in 37 countries on five continents. Our network covers all major metropolitan areas in the U.S., U.K., Canada and Germany and such other major cities as Hong Kong, London, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. In 2006, we added service in Bulgaria, Denmark, Greece, India, Norway and Sweden, among other areas. We expect to continue to enter additional international cities during 2007 if, among other items, favorable economic conditions exist within these markets. For financial information about geographic areas, see Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Customer Support Services

Our Customer Service organization provides support to our customers through a combination of online self-help, email messages, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support 7 days per week, 24 hours per day to all subscribers. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions. Paying subscribers have access to live-operator telephone support 15 hours per day on business days. Dedicated telephone support is provided for Corporate customers 24 hours per day, 7 days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is intense and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine or multi-function printer (“MFP”) companies, unified messaging/communications providers, telephone companies, voicemail providers, Internet service providers and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include pricing, reputation for reliability and security of service, intellectual property ownership, effectiveness of customer support, service and software ease-of-use, service scalability, customer messaging and branding, geographic coverage, scope of services and local language sales, messaging and support.

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and private-held application service providers, such as Premiere Global Services, Inc. (formerly PTEK Holdings Inc.). Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Report.

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

We have a portfolio of 49 issued U.S. and foreign patents and have numerous pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the applications pending, no patent rights on those applications can be enforced.

Over the past three years we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against Venali, Inc., CallWave, Inc., Protus IP Solutions Inc. and Go Daddy Group, Inc., among others. In each case we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorneys’ fees, interest and costs. Some of these cases have been stayed due to pending re-examination proceedings on certain of our U.S. Patents with the U.S. Patent and Trademark Office, and other of these cases continue to proceed forward.

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, jConnect, j2 and the j2 logo, eFax Corporate, Onebox and the Onebox logo, Electric Mail and the Electric Mail logo, eVoice and the eVoice logo, eVoiceReceptionist, Send2Fax, UniFax, PumaOne, jBlast, PaperMaster and Email-By-Phone, among others. Many of these trademarks are registered in the United States and other countries, and numerous trademark applications are pending in the United States and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain new top-level domains such as “.biz”, “.info” and “.us” that have become operational more recently.

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

•  The European Union Privacy and Electronic Communications Directive (“Communications Directive”) requires E.U. Member States to enact legislation restricting sending unsolicited communications to individuals via automatic calling machines, fax, and email, including SMS (Short Message Service) Messages. Generally, companies must obtain “prior explicit” (i.e., opt-in) consent before they can contact users via this type of marketing.

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

The FCC has also ruled that calls to ISPs are jurisdictionally interstate and that ISPs should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on ISPs. The FCC is examining inter-carrier compensation for calls to ISPs, which could affect ISPs’ costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use, decrease the demand for our services and increase our costs. However, Internet users are rapidly migrating to other methods of Internet access, such as cable broadband, thereby mitigating the concern that additional costs applied to ISPs will have a significant impact on our services.

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

We devote significant resources to the development of enhancements to our existing services and to introduce new services. Our research, development and engineering expenditures were approximately $8.8 million, $7.1 million and $5.3 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Report.

Employees

As of December 31, 2006, we employed a total of 341 employees, the majority of whom are in the United States.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Web Availability of Reports

Our corporate information Website is www.j2global.com. The information on our Website is not part of this Report on Form 10-K. However, on the Investor Relations portion of this Website, the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers and other documents filed with the Securities and Exchange Commission as soon as reasonably practicable after the filing dates. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.    Risk Factors

Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risk described elsewhere, and the other information contained in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose all or part of your investment.

Risks Related To Our Business

In order to continue sustaining our growth, we must continue to attract new paid subscribers at a greater rate and with at least an equal amount of revenues per subscriber than we lose existing paid subscribers.

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our current rate of growth we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or prospective customers to sign up with or to switch to our competitors’ services. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions and/or their usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers or decline in customer retention rates may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Price increases could decrease new subscriber sign up rates or increase cancellation rates, which could adversely affect our financial results.

During the third quarter of 2006, we increased our price for new subscribers to our domestic eFax-branded services and during the fourth quarter of 2006 we began implementing this increase to our existing domestic eFax-branded subscribers, with implementation expected to be substantially complete by the end of the second quarter of 2007. The future impact of this price change cannot accurately be predicted at this time. However, the price increase will reduce new subscriber sign up rates and increase existing subscriber cancellation rates. If these negative impacts result in the incremental revenues we receive from the price increase to be lower than our expectations, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected.

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

A number of factors affect our income tax rate and the combined effect of these factors could result in an increase in our effective income tax rate as compared to our effective income tax rate in fiscal 2006. This potential increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. In the future, effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

We are also exposed to risks related to the effects of changes in foreign currency exchange rates and interest rates, and we may be subject to incremental taxes upon repatriation of funds. While we carefully watch and attempt to manage these exposures, these types of changes can have a material adverse effect on our business.

In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and expect, upon adoption of FIN 48, to record a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2007, which may be material.

A system failure or breach of system or network security could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Any damage, system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our customers’ confidential information could result in significant liability to us, cause considerable harm to our reputation and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers (carriers) in each region, and in some cases only one telecommunications carrier, offer the telephone number and network services we require. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

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

If we experience excessive fraudulent credit card charges or cannot meet evolving credit card company merchant standards imposed by credit card companies, we could lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. We incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, as they have recently done, credit card companies may again change the merchant standards required to utilize their services. If we are unable to meet these new standards we could be unable to accept credit cards and our paid subscriber base could significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business could suffer if we cannot obtain telephone numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

Our future success depends on our ability to (i) procure large quantities of local telephone numbers in the United States and foreign countries in desirable locations at a reasonable cost and (ii) offer our services to our prospective customers without restrictions. Our ability to procure and distribute telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. Failure to obtain telephone numbers in a timely and cost-effective manner or regulatory restrictions on our ability to market our services without restriction may hinder or prevent us from entering some foreign markets or hamper our growth in domestic markets, and may have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

In the United States, the FCC has adopted an order that could impede our ability to obtain telephone numbers in existing area codes. The order permits states to apply to the FCC for delegated authority to implement specialized area codes that would segregate services, which may include unified messaging and other services that the FCC perceives as being “geographically insensitive,” into unique area codes. We have petitioned the FCC for reconsideration of this decision, which remains pending. The outcome of this petition may reduce demand by our customers or prospective customers for new DIDs in the affected areas, if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Two states, Connecticut and California, have petitioned the FCC for such authority. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not adopted a specialized code. We participated in Connecticut’s proceedings to attempt to obtain a nondiscriminatory outcome. If the state goes forward at some future date and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in the state. The FCC granted California’s petition with fewer conditions. We are now participating in the reconsideration stage of that FCC decision, asking that the FCC clarify that the decision will not apply to our services. The outcome of the FCC decision and California’s eventual implementation of that decision may affect our ability to obtain telephone numbers that are perceived by consumers as being local. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future. For instance, Germany prohibits issuing a local telephone number to anyone without a physical presence in the area associated with a local area code. In addition, some states have unilaterally attempted to restrict our access to telephone numbers, contrary to the established procedures of the FCC. If this continues, it may materially affect our ability to acquire the telephone numbers for our operations.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax and/or voicemail to email and unified messaging services, may increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary telephone numbers to accommodate our future growth.

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

Currently, three of our patents are subject to re-examination proceedings with the U.S. Patent and Trademark Office. The result of these proceedings could limit or invalidate some or all of the claims under these patents, which could require us to record an impairment of our patent asset in our consolidated financial statements. In that case, we would be required to record a charge to earnings in our consolidated financial statements during the period in which the impairment of our patent is determined. This may adversely impact our results of operations.

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

Companies in the messaging industry have experienced substantial litigation regarding intellectual property. In fact, we have pending patent infringement lawsuits against several companies in this industry. This or any other litigation to enforce our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

If our trademarks are not adequately protected or we are unable to protect our domain names, our reputation and brand could be adversely affected.

Our success depends, in part, on our ability to protect our trademarks. We rely on some brands that use the letter “e” before a word, such as “eFax” and “eVoice”. Some regulators and competitors have taken the view that the “e” is descriptive. Others have claimed that these brands are generic when applied to the products and services we offer. If we are unable to secure and protect trademark rights to these or other brands, the value of these brands may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

We currently hold various domain names relating to our brands, both in the United States and internationally, including efax.com and various other international extensions, evoice.com, fax.com and others. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in the United States. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights in the United States is unclear. Similarly, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from United States rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, failure to protect our domain names domestically or internationally could adversely affect our reputation and brand, and make it more difficult for users to find our Website and our services.

Our growth will depend on our ability to develop our brands and market new brands, and these efforts may be costly.

We believe that continuing to strengthen our current brands and effectively launching new brands will be critical to achieving widespread acceptance of our services, and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing, and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. In addition, we are supporting an increasing number of brands, each of which requires its own resources. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business could be harmed.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We have been and expect to continue to be subject to claims and legal proceedings that we have infringed the intellectual property rights of others. The ready availability of damages, royalties and the potential for injunctive relief has increased the costs associated with the litigation and settlement of patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us, whether or not meritorious, could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing system must efficiently interface with third party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and the third party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing system. As the number of our paid subscribers continues to grow, we will need to continue to automate our billing systems and procedures. We are in the process of upgrading our current billing system to meet the needs of our growing subscriber base. Any failure to properly implement the upgraded system or to manage the new system and procedural transitions could impair our ability to properly bill our current customers or attract and service new customers. In addition, any failures or errors in our current billing systems or procedures or resulting from any upgrades to our billing systems or procedures could materially and adversely affect our business and financial results.

Our failure to properly manage growth could harm our business.

We have expanded our operations rapidly and anticipate that we will continue to grow and diversify both in the United States and internationally including increasing our customer base, the volume of messages and communications that pass through our network, the types of services we offer and our methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business and to acquisitions of new businesses with different systems. To manage further growth, we will need to continue to automate, improve or replace our data, billing and other existing operational, customer service and financial systems, procedures and controls. In particular, as our services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

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

We may be subject to risks from international operations.

As we continue to expand our business operations in countries outside of the United States, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

In addition, as we continue to expand to new international markets, we will have only limited experience in marketing and operating our services in such markets. Moreover, we have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus our domestic market. In addition, certain international markets may be slower than domestic markets in adopting the Internet and so our operations in international markets may not develop at a rate that supports our level of investments.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention, and negatively affect our business operations and financial condition. We are unable to predict the outcome of these cases. The defense of such lawsuits could result in substantial costs to us and a diversion of our management’s attention and resources, which could impede our ability to achieve our business objectives. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material.  For a more detailed description of the lawsuits in which we are involved, see “Item 3. Legal Proceedings.”

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Report. In addition, it is important to note that some of our competitors include major companies, which have much greater resources than we do, have been in operation for many years and have significantly larger subscriber bases and some of them offer their services at a lower prices than we do. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.

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

In the past, we have concluded that our controls and procedures were not effective as a result of deficiencies relating to: (i) assessment of the income tax impact of the pricing for inter-company purchases of services and (ii) determination of the correct measurement dates to be applied to stock option grants. The time needed to investigate these issues has been substantial, particularly in the case of the stock option investigation undertaken by a special committee of our board of directors. In any event, it can take time and the expenditure of significant financial and managerial resources to design and implement new control procedures to remediate a control deficiency. See “Item 9A. Controls and Procedures” elsewhere in this Annual Report on Form 10-K.

The occurrence of these deficiencies, especially any that constitute a material weakness, has in the past, and may in the future, result in delays in the filing of our required reports under the Securities Exchange Act of 1934, as amended. In the case of our Form 10-Q Reports for the second and third quarters of 2006, the delays were extensive.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the Securities and Exchange Commission or Nasdaq. Any such action, or restatement of prior-period financial results (see Item 8—Note 3 of the Notes to the Consolidated Financial Statements), could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

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

The Telephone Consumer Protection Act of 1991 (“TCPA”) and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The Junk Fax Prevention Act of 2005 (“Junk Fax Act”) and FCC rules implementing the Junk Fax Act amended the TCPA requirements to allow fax advertisements to be sent to recipients with whom the sender has an established business relationship, as long as the fax number was provided voluntarily by the recipient. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” (also known as “spam”) and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

Also in the U.S., the Communications Assistance to Law Enforcement Act (“CALEA”) requires telecommunications carriers to be capable of performing wiretaps and recording other call identifying information. In September 2005, the FCC released an order defining telecommunications carriers that are subject to CALEA obligations as facilities-based broadband Internet access providers and Voice-over-Internet-Protcol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, we do not believe that j2 Global’s products are subject to this Act. However, if the category of service providers to which the Act applies broaden to also include information services, that may impact our operations. For more information regarding telecommunications regulation that may affect our business, please see Item 1 of this Report entitled “Business - Government Regulation.”

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

Failure to comply with these and other international data privacy laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increase service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce have begun to be interpreted by the courts and implemented by the E.U. Member States, but their applicability and scope remain somewhat uncertain. Enactment of new laws and regulations or the interpretation of existing laws and regulations in a way that is adverse to us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

In the E.U., the European Parliament and Council have amended the Communications Directive with the Directive on the Retention of Data Processed in Connection with the Provision of Public Electronic Communications Services (“Data Retention Directive”). In the interests of public safety and terrorism prevention, the Data Retention Directive requires telecommunications carriers and information service providers to store traffic (e.g. time of communication, numbers, identity of users) and location data from electronic communications for six months to two years, at the discretion of the Member States. Member States are in the process of adopting this Directive into national laws and many Member States have requested extensions to the deadline by which the Data

Retention Directive is required to be implemented. Implementation of the Data Retention Directive may impact some of our operations.

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

As of February 28, 2007, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

•  Variations between our actual results and investor expectations;

•  New service or technology announcements by us or others, and regulatory or competitive developments affecting our markets;

•  Investor perceptions of us and comparable public companies;

•	Delays in filing our required reports under the Securities Exchange Act of 1934, which we have experienced in the past and may experience in the future;

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

In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly communications and Internet companies. These broad market fluctuations have previously resulted in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. We have experienced, and may in the future experience, this type of litigation. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2006, we leased approximately 37,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in British Columbia; California; Hong Kong; Ireland; The Netherlands United Kingdom and Illinois.

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

In the previously disclosed patent infringement action by us against EasyTel.Net, we reached an agreement on November 6, 2006 to settle our dispute. Under this agreement, EasyTel.Net has taken a royalty-bearing license under the patents-in-suit and all litigation has been dismissed with prejudice.

Overview of Legal Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions are filed in response to patent actions filed by us against the plaintiffs. The number and significance of these disputes and inquiries are increasing as our business expands and our company grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

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

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. Patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortuous interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali.

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

On October 17, 2006, Go Daddy Group, Inc. filed suit against us and our affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleges several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and seeks declaratory judgments of invalidity and non-infringement. Go Daddy’s claims relate in substantial part to the patent infringement action by us against Go Daddy referred to above in this Item 3. Go Daddy is seeking damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. We have moved to dismiss the action in its entirety, or alternatively to stay the action pending the reexamination of certain of our patents at issue in the case.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ National Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our common stock for the periods indicated, as reported by the NASDAQ National Market. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 two-for-one stock split effected in the form of a stock dividend.

	High	Low
Year ended December 31, 2006
First Quarter	$24.61	$20.29
Second Quarter	31.29	22.06
Third Quarter	31.81	22.68
Fourth Quarter	29.39	26.41
Year ended December 31, 2005
First Quarter	20.81	15.21
Second Quarter	18.76	16.42
Third Quarter	20.34	17.22
Fourth Quarter	23.85	19.00

Holders

We had 301 registered stockholders as of February 28, 2007. That number excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities

In March 2006, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 2,000,000 shares from time to time through December 31, 2008, depending on market conditions and other factors.

The following table details the repurchases that were made under the program during the fourth quarter of 2006:
Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2006—October 31, 2006	18,000	$26.56	18,000	1,582,000
November 1, 2006—November 30, 2006	31,400	26.35	31,400	1,550,600
December 1, 2006—December 31, 2006	21,500	26.70	21,500	1,529,100
Total	70,900	$26.51	70,900

(1)  Average price per share excludes commissions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,639,614	$ 8.58	3,858,596
Equity compensation plans not approved by security holders	—	—	—
Total	4,639,614	$ 8.58	3,858,596

The number of securities remaining available for future issuance includes 2,172,347 and 1,686,249 under the Company’s Second Amended and Restated 1997 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a description of each plan.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Telecommunications Index and an index of companies that j2 Global has selected as its peer group. The peer group index included in the performance graph consists of: deltathree, Inc., Easylink Services Corporation, C2 Global Technologies, Inc. (formerly I-Link Corporation), iBasis, Inc., Premiere Global Services, Inc. (formerly PTEK Holdings, Inc.) and Tumbleweed Communications Corp. We believe that the peer group index provides a representative group of companies in the outsourced messaging and communications industry. Measurement points are December 31, 2001 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2006. The graph assumes that $100 was invested on December 31, 2001 in j2 Global’s common stock at the split-adjusted price of $1.24 per share and in each of the indices, and assumes reinvestment of any dividends. No dividends have been declared or paid on j2 Global’s common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement Date	j2 Global	Peer Group Composite Index	NASDAQ Telecom Index
Dec-01	$100.00	$100.00	$100.00
Mar-02	$181.45	$89.88	$73.43
Jun-02	$331.45	$83.80	$43.76
Sep-02	$400.81	$66.16	$37.37
Dec-02	$383.87	$65.09	$45.97
Mar-03	$571.77	$57.22	$50.06
Jun-03	$927.42	$91.07	$61.94
Sep-03	$1,525.81	$153.39	$65.99
Dec-03	$1,000.00	$186.58	$77.58
Mar-04	$910.48	$179.42	$77.72
Jun-04	$1,120.97	$181.01	$78.62
Sep-04	$1,274.19	$138.69	$73.11
Dec-04	$1,391.13	$173.84	$83.78
Mar-05	$1,383.87	$173.46	$76.89
Jun-05	$1,388.71	$173.49	$78.25
Sep-05	$1,629.84	$148.99	$81.19
Dec-05	$1,723.39	$134.92	$77.74
Mar-06	$1,895.16	$136.79	$95.42
Jun-06	$2,517.74	$140.86	$81.66
Sep-06	$2,191.13	$144.82	$87.41
Dec-06	$2,197.58	$147.90	$99.32

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related Notes contained in this Annual Report on Form 10-K and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 two-for-one stock split effected in the form of a stock dividend.

Restatement of Previously Issued Financial Statements

The Statement of Operations and Balance Sheet Data in the following table have been adjusted to reflect the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004, as well as the selected financial data for the years ended December 31, 2003 and 2002, to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under U.S. generally accepted accounting principles (“GAAP”); and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003 and 2004. The adjustments, after tax, increased (decreased) net earnings for 2005, 2004, 2003 and 2002 by $(640,000), $(991,000), $52,000 and $(647,000), respectively. For additional information on the adjustments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—Note 3 of the Notes to Consolidated Financial Statements. For additional information on the quarterly impact of the aforementioned adjustments on the years 2006 and 2005, see Item 8—Note 18 of the Notes to Consolidated Financial Statements.

We have concluded that the foregoing adjustments are not material to our historical consolidated financial statements for any period and therefore have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(As restated)	(As restated)	(As restated)	(As restated)
		(1)	(1)	(2)	(2)
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$181,079	$143,941	$106,343	$71,622	$48,213
Cost of revenues	36,723	29,844	21,018	17,799	11,230
Gross profit	144,356	114,097	85,325	53,823	36,983
Operating expenses:
Sales and marketing	30,792	23,025	18,591	11,242	6,440
Research, development and engineering	8,773	7,134	5,333	4,271	3,214
General and administrative	38,754	23,464	16,049	11,642	13,794
Total operating expenses	78,319	53,623	39,973	27,155	23,448
Operating earnings	66,037	60,474	45,352	26,668	13,535
Other income and expenses:
Gain on sale of investment	—	9,808	—	—	—
Interest and other income	7,269	3,416	1,244	486	541
Interest and other expense	(74)	(76)	(61)	(67)	(102)
Total other income and expenses	7,195	13,148	1,183	419	439
Earnings before income taxes and cumulative effect of change in accounting principle	73,232	73,622	46,535	27,087	13,974
Income tax expense (benefit)	20,101	23,004	15,919	(8,771)	529
Earnings before cumulative effect of change in accounting principle	53,131	50,618	30,616	35,858	13,445
Cumulative effect of change in accounting principle	—	—	—	—	225
Net earnings	$53,131	$50,618	$30,616	$35,858	$13,670
Net earnings per common share:
Basic	$1.08	$1.05	$0.66	$0.79	$0.32
Diluted	$1.04	$0.99	$0.61	$0.73	$0.29
Weighted average shares outstanding:
Basic	49,209,129	48,224,818	46,625,488	45,463,788	43,296,520
Diluted	51,048,995	51,171,794	49,828,208	49,150,674	46,697,116

	December 31,
	2006	2005	2004	2003	2002
		(As restated) (1)	(As restated) (2)	(As restated) (2)	(As restated) (2)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$95,605	$36,301	$18,814	$32,882	$32,777
Working capital	165,207	107,938	66,942	63,401	32,109
Total assets	288,160	221,944	152,596	112,824	63,716
Long-term debt	—	149	866	221	251
Total stockholders’ equity	254,741	202,255	139,013	102,659	56,306

(1)	See Note 3 of Notes to Consolidated Financial Statements.

(2)
Selected Financial Data as of December 31, 2004 and for the years ended December 31, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense, related payroll tax expenses, corrections of certain other errors and related income tax effects as described in Note 3 of Notes to Consolidated Financial Statements in this Form 10-K. As a result of these adjustments, net earnings were increased by $52,000 and reduced by $647,000 for the years ended December 31, 2003 and 2002, respectively. The following tables present the effects of the adjustments on certain line items within the Company’s consolidated statements of operations for the years ended December 31, 2003 and 2002 (in thousands, except share and per share amounts). See Item 8—Note 3 of the Notes to Consolidated Financial Statements for the 2005 and 2004 tables.

Consolidated Statement of Operations

	Year Ended December 31, 2003
	Previously	Adjustments
	Reported	Stock Option	Other	As restated
Cost of revenues	$17,748	$51	$—	$17,799
Gross profit	53,874	(51)	—	53,823
Sales and marketing	11,171	71	—	11,242
Research, development and engineering	4,195	76	—	4,271
General and administrative	11,258	384	—	11,642
Total operating expenses	26,624	531	—	27,155
Operating earnings	27,250	(582)	—	26,668
Earnings before income taxes	27,669	(582)	—	27,087
Income tax expense (benefit)	(8,137)	(634)	—	(8,771)
Net earnings	35,806	52	—	35,858

Net earnings per common share:
Basic	$0.79	$—	$—	$0.79
Diluted	$0.71	$0.02	$—	$0.73

Weighted average shares outstanding :
Basic	45,463,788	—	—	45,463,788
Diluted	50,366,176	(1,215,502)	—	49,150,674

Consolidated Statement of Operations

	Year Ended December 31, 2002
	Previously	Adjustments
	Reported	Stock Option	Other	As restated
Cost of revenues	$11,202	$28	$—	$11,230
Gross profit	37,011	(28)	—	36,983
Sales and marketing	6,415	25	—	6,440
Research, development and engineering	3,187	27	—	3,214
General and administrative	13,604	190	—	13,794
Total operating expenses	23,206	242	—	23,448
Operating earnings	13,805	(270)	—	13,535
Earnings before income taxes	14,244	(270)	—	13,974
Income tax expense (benefit)	152	—	377	529
Net earnings	14,317	(270)	(377)	13,670

Net earnings per common share:
Basic	$0.33	$—	$(0.01)	$0.32
Diluted	$0.30	$—	$(0.01)	$0.29

Weighted average shares outstanding :
Basic	43,296,520	—	—	43,296,520
Diluted	47,587,080	(889,964)	—	46,697,116

Cash Dividends

No cash dividends were paid for the years presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in the section in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2007.

Restatement of Previously Issued Financial Statements

The discussion and analysis set forth below in this Item 7 has been adjusted to reflect the restatement of 2005 and prior period financial statements, as described below. For additional information, see Item 8—Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

We have restated the accompanying consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, including our interim consolidated financial statements for each of the quarters in 2005, to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003 and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the consolidated statements of operations for the years ended December 31, 2005 and 2004. The adjustments, after tax, decreased net earnings for 2005 and 2004 by $640,000 and $991,000, respectively. We have concluded that the foregoing adjustments are not material to our historical consolidated financial statements for any period and therefore have not amended, and do not intend to amend, any of our previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K.

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

The special committee’s investigation was conducted with the assistance of independent legal counsel and independent forensic accountants, which included an extensive examination of emails and other written documents and interviews with current and former employees and directors. The investigation lasted approximately four months and was concluded in December 2006. The special committee presented its investigative findings and recommendations to the Board. The following is a summary of the special committee’s key findings:

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

Overview

j2 Global Communications, Inc. (“j2 Global”, “our” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

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

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising, patent licensing fees and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.2 million telephone numbers deployed as of December 31, 2006, more than 900,000 were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from the sale of our eFax and jConnect paid services, including eFax Corporate®, eFax Plus®, eFax ProTM and jConnect Premier®. These services are deployed through DIDs. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we continuously seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

For the past three years, 90% or more of our total revenues have been produced by our DID based services. DID based revenues have increased from $100 million to $168 million for the two-year period from December 31, 2004 to December 31, 2006. The primary reason for this increase was a 64% increase in the number of paid DIDs over this period. We expect that DID based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the years ended December 31, 2006, 2005 and 2004 (in thousands except for percentages and average revenue per paying telephone number):

	December 31,
	2006	2005	2004
Free service telephone numbers	10,323	10,424	8,180
Paying telephone numbers	907	740	554
Total active telephone numbers	11,230	11,164	8,734

	Year Ended December 31,
	2006	2005	2004
Subscriber revenues:
Fixed	$126,586	$98,721	$73,716
Variable	48,585	40,985	29,444
Total subscriber revenues	$175,171	$139,706	$103,160

Percentage of total subscriber revenues:
Fixed	72.3%	70.7%	71.5%
Variable	27.7%	29.3%	28.5%

Revenues:
DID based	$167,882	$134,018	$99,652
Non-DID based	13,197	9,923	6,691
Total revenues	$181,079	$143,941	$106,343

Average monthly revenue per paying telephone number (1)	$16.45	$16.75	$16.82

(1)	See calculation of average revenue per paying telephone number at the end of this section, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue.   Our revenue consists substantially of monthly recurring and usage based subscription fees. In accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Long-lived and Intangible Assets.   We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

In accordance with SFAS 144, we assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

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

If we determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances which would trigger an impairment review during 2006, 2005 and 2004.

Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2006, 2005 and 2004 and noted no impairment. Consequently, no impairment charges were recorded.

Tax Valuation Allowances.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had approximately $8.0 million and $6.1 million in net deferred tax assets at December 31, 2006 and 2005, respectively. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of December 31, 2006 and 2005. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Tax Contingencies.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. We record estimated income tax liabilities to the extent they are probable and can be reasonably estimated. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with SFAS 5, Accounting for Contingencies. However, our future results may include material favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Section 409A Tax Compensation. In connection with the restatement of our 2005 and prior period financial statements, which are more fully described in Item 8—Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K, we incurred certain tax related charges as discussed below.

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

In addition, if and to the extent employees and directors have already incurred a tax liability under Section 409A we plan to reimburse such individuals for that liability plus a gross up for income taxes owed as a result of such reimbursement. The estimated impact of these reimbursements was included in general and administrative expense in the consolidated statement of operations for the fourth quarter 2006 and amounted to $0.7 million, net of tax.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be effective for us on January 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and expect, upon adoption of FIN 48, to record a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2007, which may be material.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, although early adoption is permitted. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, we will adopt SFAS 157 commencing in the first quarter of 2008. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are required to adopt SFAS 159 in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2006 (1)	2005 (1)	2004 (1)
		(As restated) (2)	(As restated) (2)

Revenues	100%	100%	100%
Cost of revenues	20	21	20
Gross profit	80	79	80
Operating expenses:
Sales and marketing	17	16	17
Research, development and engineering	5	5	5
General and administrative	21	16	15
Total operating expenses	43	37	38
Operating earnings	36	42	43
Gain on sale of investment	—	7	—
Interest and other income	4	2	1
Interest and other expense	—	—	—
Earnings before income taxes	40	51	44
Income tax expense	11	16	15
Net earnings	29%	35%	29%

(1)	Due to rounding, individual subtotals and totals may not recalculate.
(2)	See Item 8—Note 3 of the Notes to Consolidated Financial Statements for a description of restatement adjustments.

Revenues

Subscriber Revenues.   Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of the service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $175.2 million, $139.7 million and $103.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

Other Revenues.   Other revenues were $5.9 million, $4.2 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues for the years 2004 to 2006 resulted primarily from an increase in patent licensing revenues.

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
		(As restated) (1)	(As restated) (1)
Cost of revenues	$316	$43	$17
Sales and marketing	1,038	75	24
Research, development and engineering	556	326	24
General and administrative	3,782	325	364
	$5,692	$769	$429

(1)	See Item 8—Note 3 of the Notes to Consolidated Financial Statements for a description of restatement adjustments.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $36.7 million, or 20% of revenues, $29.8 million, or 21% of revenues, and $21.0 million, or 20% of revenues, for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in cost of revenues as a percentage of revenue from 2004 to 2005 was due primarily to certain acquisitions that had lower gross margins, increased network capacity at certain locations and the expansion of new international Points of Presence (“POPS”) that were not yet generating meaningful revenues. The cost of revenues as a percentage of revenues improved from 2005 to 2006 primarily due to enhanced utilization of network capacity.

Operating Expenses

Sales and Marketing.   Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development related expenses. Sales and marketing expenses were $30.8 million or 17% of revenues, $23.0 million, or 16% of revenues, and $18.6 million, or 17% of revenues, for the years ended December 31, 2006, 2005, and 2004, respectively. The increases from 2004 to 2006 were due primarily to increased Internet-based advertising and additional marketing personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a return on investment discipline-based approach to our Internet-based advertising and marketing spend which will cause sales and marketing costs as a percentage of total revenues to vary from period to period.

Research, Development and Engineering.   Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering costs were $8.8 million or 5% of revenues, $7.1 million, or 5% of revenues, and $5.3 million, or 5% of revenues, for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in research, development and engineering costs over this three-year period was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs.

General and administrative costs were $38.8 million, or 21% of revenues, $23.5 million, or 16% of revenues, and $16.0 million, or 15% of revenues, for the years ended December 31, 2006, 2005 and 2004, respectively. General and administrative costs as a percentage of revenues remained relatively stable from 2004 to 2005. The increase in general and administrative expenses from 2005 to 2006 was primarily attributable to the investigation costs incurred in connection with an independent investigation by a special committee of our Board of Directors (See Item 8—Note 3, “Restatement of Previously Issued Financial Statements” of the Notes to Consolidated Financial Statements), stock-based compensation expense and related payroll tax expense, professional fees, bad debt expense, and additional personnel due to internal growth and acquisitions.

Gain on Sale of Investment. In 2005, we recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. We received $9.2 million in cash and had a right to receive $0.8 million in funds which were held in escrow for one year from the date of sale. The amount held in escrow was included in accounts receivable in the accompanying 2005 balance sheet. The $0.8 million held in escrow was released to us in full in September 2006. We also have a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, we may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. As of December 31, 2006, we have not received such consideration and there is no guarantee that we will receive any of these contingent funds.

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long term investments. Interest and other income amounted to approximately $7.3 million, $3.4 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in interest and other income from 2004 to 2005 was due to a combination of higher cash and investment balances and higher interest rates over the three-year period. The increase in interest and other income from 2005 to 2006 was due to a combination of higher cash and investment balances and higher interest rates and other income from the settlement of litigation for approximately $1.3 million.

Interest and Other Expense.   Our interest and other expense amounted to approximately $74,000, $76,000 and, $61,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest and other expense was primarily related to interest on capital lease obligations and long term debt.

Income Taxes. Our effective income tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As of December 31, 2006, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $6.6 million and $7.3 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2013 for the state. In addition, as of December 31, 2006, we had state research and development tax credits of $0.4 million. These credits last indefinitely for state purposes.

Income tax expense amounted to approximately $20.1 million, $23.0 million and $15.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our effective tax rates for 2006, 2005 and 2004 were 27%, 31% and 34%, respectively. The decrease in our income tax rate from 2004 to 2006 was primarily attributable to an increasing proportion of our taxable income being sourced in foreign jurisdictions with tax rates lower than those in the U.S.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). As of December 31, 2006, we have recorded a contingent tax liability of approximately $6.0 million in accordance with SFAS 5. However, our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2006, we had total cash and investments of $191.6 million, consisting of cash and cash equivalents of $95.6 million, short-term investments of $83.5 million and long-term investments of $12.5 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities and auction rate debt and preferred securities. For financial statement presentation, we classify our investments primarily as held-to-maturity, and thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature between one and seven years from December 31, 2006. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $73.0 million, $64.3 million and $50.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. More than two-thirds of our subscribers pay us by using their credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $179.1 million, $112.8 million and $66.0 million at December 31, 2006, 2005 and 2004, respectively.

Net cash used in investing activities was approximately $5.0 million, $49.1 million and $64.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash used in investing activities in 2006 was primarily attributable to purchases and maturities of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by proceeds from maturities of investments and a sale of an investment. Net cash used in investing activities in 2005 and 2004 was primarily attributable to purchases of investments, acquisition of businesses, purchases of property and equipment, and purchases of intangibles, offset by maturities of investments and proceeds from sale of an investment in 2005.

Net cash provided by (used in) financing activities was approximately $(9.4) million, $2.8 million and ($72,000) for the years ended 2006, 2005 and 2004, respectively. For 2006, net cash used by financing activities was primarily comprised of repurchases of our common stock and repayment of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. Net cash provided by financing activities in 2005 was primarily comprised of proceeds from the exercise of stock options and warrants and common stock issued under our employee stock purchase plan partially offset by debt repayment. Net cash used in financing activities in 2004 was primarily comprised of repayment of long term debt and capital leases, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

Capital Expenditures

We finance a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were approximately $0.1 million, $0.7 million and $2.1 million at December 31, 2006, 2005 and 2004, respectively.

Income Taxes

For 2006 and in prior years, our cash flows were positively impacted by the utilization of our net operating losses and tax credit carryforwards. As of December 31, 2006, our available NOLs and tax credit carryforwards are not expected to have a material impact on future cash flows. As such, we expect our cash tax payments to be higher than in previous years. However, we continue to expect our cash tax payments to be reduced by the tax deduction related to stock option exercises.

Stock Repurchase Program

In March 2006, our Board of Directors approved a program authorizing the repurchase of up to 2,000,000 shares of our common stock through December 31, 2008. During 2006, we repurchased a total of 470,900 shares at an aggregate cost of approximately $11.6 million (including commission fees of approximately $14,000) and as of December 31, 2006, there were 1,529,100 shares of our common stock available for repurchase under this program.

We currently anticipate that our existing cash, cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, investment requirements, commitments and repurchases of our common stock for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity or capital resources.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$4,149	$1,394	$2,520	$235	$—
Capital leases	46	46	—	—	—
Loans payable	103	103	—	—	—
Telecom services and co-location facilities	6,923	5,509	1,413	1	—
Computer software and related services	3,829	3,194	635	—	—
	$15,050	$10,246	$4,568	$236	$—

Calculation of Average Revenue per Paying Telephone Number

	December 31,
	2006	2005	2004
	(In thousands except average monthly revenue per paying telephone number)
DID based revenues	$167,882	$134,018	$99,652
Less other revenues	(5,355)	(3,993)	(3,344)
Total paying telephone number revenues	$162,527	$130,025	$96,308

Average paying telephone number monthly revenue (total divided by number of months)	$13,544	$10,835	$8,026

Number of paying telephone numbers

Beginning of period	740	554	400
End of period	907	740	554

Average of period	823	647	477

Average monthly revenue per paying telephone number (1)	$16.45	$16.75	$16.82

(1)	Due to rounding, individual numbers may not recalculate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006 the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. As of December 31, 2006 and 2005, we had investments in debt securities with effective maturities between three months and one year of approximately $83.5 million and $76.5 million, respectively. Such investments had a weighted-average yield of approximately 3.9% and 3.8%, respectively. As of December 31, 2006 and 2005, we had investments in debt securities with effective maturities between one and seven years of approximately $12.5 million and $31.7 million, respectively. Such investments had a weighted average yield of approximately 5.0% and 3.7%, respectively. Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2006, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.9 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our primary exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Canadian Dollar, Euro and British Pound Sterling. However, the exposure is mitigated by our practice of generally reinvesting profits from international operations in order to grow that business.

As we increase our operations in international markets we become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally.

Foreign exchange gains and losses were not material to our earnings in 2006, 2005 or 2004. However, we periodically review our strategy for hedging transaction risks. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006 and accordingly, has changed its method of accounting for share-based compensation.

As discussed in Note 3, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 11, 2007

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except share amounts)

	2006	2005
ASSETS		(As restated,
		see Note 3)
Cash and cash equivalents	$95,605	$36,301
Short-term investments	83,498	76,525
Accounts receivable, net of allowances of $1,105 and $627, respectively	11,989	10,211
Prepaid expenses and other	4,779	3,350
Deferred income taxes	2,643	1,091
Total current assets	198,514	127,478

Long-term investments	12,493	31,673
Property and equipment, net	18,951	17,248
Goodwill	30,954	19,942
Other purchased intangibles, net	21,400	20,299
Deferred income taxes	5,406	4,997
Other assets	442	307
Total assets	$288,160	$221,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$17,117	$8,782
Income taxes payable	4,511	2,964
Deferred revenue	11,530	7,201
Current portion of long-term debt	149	593
Total current liabilities	33,307	19,540
Long-term debt	—	149
Other	112	—
Total liabilities	33,419	19,689

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 and 50,000,000 at December 31, 2006 and 2005; total issued and outstanding 49,318,144 and 49,523,972 shares at December 31, 2006 and 2005, respectively	535	532
Additional paid-in capital	144,935	147,898
Treasury stock, at cost (4,131,224 and 3,660,324 shares at December 31, 2006 and 2005, respectively)	(4,647)	(4,643)
Retained earnings	112,735	59,604
Accumulated other comprehensive income/(loss)	1,183	(1,136)
Total stockholders’ equity	254,741	202,255
Total liabilities and stockholders’ equity	$288,160	$221,944

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share data)

	2006	2005	2004
		(As restated,	(As restated,
		see Note 3)	see Note 3)
Revenues:
Subscriber	$175,171	$139,706	$103,160
Other	5,908	4,235	3,183
	181,079	143,941	106,343

Cost of revenues (including stock-based compensation of $316, $43 and $17 in 2006, 2005 and 2004, respectively)	36,723	29,844	21,018

Gross profit	144,356	114,097	85,325

Operating expenses:
Sales and marketing (including stock-based compensation of $1,038, $75 and $24 in 2006, 2005 and 2004, respectively)	30,792	23,025	18,591
Research, development and engineering (including stock-based compensation of $556, $326, and $24 in 2006, 2005 and 2004, respectively)	8,773	7,134	5,333
General and administrative (including stock-based compensation of $3,782, $325 and $364 in 2006, 2005 and 2004, respectively)	38,754	23,464	16,049
Total operating expenses	78,319	53,623	39,973
Operating earnings	66,037	60,474	45,352
Other income (expenses):
Gain on sale of investment	—	9,808	—
Interest and other income	7,269	3,416	1,244
Interest and other expense	(74)	(76)	(61)
Total other income and expenses	7,195	13,148	1,183

Earnings before income taxes	73,232	73,622	46,535
Income tax expense	20,101	23,004	15,919

Net earnings	$53,131	$50,618	$30,616
Net earnings per common share:
Basic	$1.08	$1.05	$0.66
Diluted	$1.04	$0.99	$0.61
Weighted average shares outstanding:
Basic	49,209,129	48,224,818	46,625,488
Diluted	51,048,995	51,171,794	49,828,208

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share amounts)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Notes receivable from stockholders	Retained earnings/ (Accumulated deficit)	Accumulated other comprehensive income/(loss)	Stockholders’ equity
			(As restated, see Note 3)				(As restated, see Note 3)		(As restated, see Note 3)
Balance, December 31, 2003 (As previously reported)	49,841,488	$498	$127,234	(3,660,324)	$(4,643)	$(9)	$(20,175)	$—	$102,905
Adjustments to opening stockholders’ equity (Note 3)	—	—	1,209	—	—	—	(1,455)	—	(246)
Balance, December 31, 2003 (As restated)	49,841,488	$498	$128,443	(3,660,324)	$(4,643)	$(9)	$(21,630)	$—	$102,659
Comprehensive income:
Net earnings	—	—	—	—	—	—	30,616	—	30,616
Foreign currency translation adjustment	—	—	—	—	—	—	—	600	600
Comprehensive income	—	—	—	—	—	—	30,616	600	31,216
Exercise of stock options	759,774	8	1,456	—	—	—	—	—	1,464
Issuance of common stock under employee stock purchase plan	40,984	1	435	—	—	—	—	—	436
Exercise of warrants	234,170	2	(2)	—	—	—	—	—	—
Tax benefit of stock option exercises	—	—	2,809	—	—	—	—	—	2,809
Stock-based compensation	—	—	429	—	—	—	—	—	429
Balance, December 31, 2004 (As restated)	50,876,416	509	133,570	(3,660,324)	(4,643)	(9)	8,986	600	139,013
Comprehensive income:
Net earnings	—	—	—	—	—	—	50,618	—	50,618
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,736)	(1,736)
Comprehensive income	—	—	—	—	—	—	50,618	(1,736)	48,882
Exercise of stock options	1,517,718	15	2,899	—	—	—	—	—	2,914
Issuance of common stock under employee stock purchase plan	33,160	—	508	—	—	—	—	—	508
Tax benefit of stock option exercises	—	—	9,489	—	—	—	—	—	9,489
Exercise of warrants	432,002	5	666	—	—	—	—	—	671
Issuance of restricted stock	325,000	3	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	769	—	—	—	—	—	769
Write-off of notes receivable from stockholders	—	—	—	—	—	9	—	—	9
Balance, December 31, 2005 (As restated)	53,184,296	532	147,898	(3,660,324)	(4,643)	—	59,604	(1,136)	202,255
Comprehensive income:
Net earnings	—	—	—	—	—	—	53,131	—	53,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,319	2,319
Comprehensive income	—	—	—	—	—	—	53,131	2,319	55,450
Exercise of stock options	228,883	3	925	—	—	—	—	—	928
Issuance of common stock under employee stock purchase plan	20,849	—	472	—	—	—	—	—	472
Tax benefit of stock option exercises and restricted stock	—	—	1,556	—	—	—	—	—	1,556
Repurchase of common stock			(11,608)	(470,900)	(4)	—	—	—	(11,612)
Issuance of restricted stock, net	15,340	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,692	—	—	—	—	—	5,692
Balance, December 31, 2006	53,449,368	$535	$144,935	(4,131,224)	$(4,647)	$—	$112,735	$1,183	$254,741

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
		(As restated,	(As restated,
		see Note 3)	see Note 3)
Cash flows from operating activities:
Net earnings	$53,131	$50,618	$30,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,228	7,109	4,549
Gain on sale of investment	—	(9,808)	—
Stock-based compensation	5,692	769	429
Compensation expense in exchange for note reduction	—	—	173
Tax benefit of vested restricted stock	108	—	—
Tax benefit of stock option exercises	1,478	9,489	2,809
Excess tax benefit on stock option exercises	(1,458)	—	—
Deferred income taxes	(1,961)	2,133	11,969
Other	130	12	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(2,463)	(554)	(1,705)
Prepaid expenses and other	(1,394)	(512)	1,088
Other assets	(118)	(267)	(985)
Increase (decrease) in:
Accounts payable and accrued expenses	5,773	1,368	1,197
Income taxes payable	1,635	2,640	178
Deferred revenue	4,112	1,348	500
Other	112	—	—
Net cash provided by operating activities	73,005	64,345	50,818
Cash flows from investing activities:
Purchases of available-for-sale investments	(144,803)	(107,495)	(36,700)
Sales of available-for-sale investments	121,858	91,025	29,625
Purchases of held-to-maturity investments	(36,705)	(41,844)	(71,276)
Maturities of held-to-maturity investments	71,931	25,110	34,405
Purchases of property and equipment	(7,199)	(8,928)	(6,981)
Proceeds from the sale of equipment	10	1	—
Acquisition of businesses, net of cash received	(7,351)	(10,863)	(8,607)
Purchases of intangible assets	(3,517)	(5,240)	(5,374)
Proceeds from sale of investment	822	9,169	—
Net cash used in investing activities	(4,954)	(49,065)	(64,908)
Cash flows from financing activities:
Repurchases of common stock	(11,612)	—	—
Issuance of common stock under employee stock purchase plan	472	508	436
Exercise of stock options and warrants	928	3,586	1,464
Excess tax benefit on stock option exercises	1,458	—	—
Repayment of long-term debt	(599)	(1,325)	(1,972)
Net cash provided by (used in) financing activities	(9,353)	2,769	(72)
Effect of exchange rate changes on cash and cash equivalents	606	(562)	94
Net increase (decrease) in cash and cash equivalents	59,304	17,487	(14,068)
Cash and cash equivalents at beginning of year	36,301	18,814	32,882
Cash and cash equivalents at end of year	$95,605	$36,301	$18,814

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICAITONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

The Company delivers many of its services through its global telephony/Internet Protocol (“IP”) network, which covers more than 2,700 cities in 37 countries across five continents. j2 Global has created this network, and continuously seeks to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for its equipment. The Company maintains and seeks to grow an inventory of telephone numbers to be assigned to new customers. As of December 31, 2006, j2 Global had nearly 11.2 million telephone numbers deployed to its customers. In addition to growing its business internally, the Company has used acquisitions to grow its customer base, enhance its technology and acquire skilled personnel.

2.       Basis of Presentation and Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Stock Split

On May 25, 2006, the Company effected a two-for-one stock split of its common stock in the form of a stock dividend to each shareholder of record at the close of business on May 15, 2006. All historical share and per share data included herein have been retroactively restated to reflect the stock split.

(c) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and goodwill and stock-based compensation. These estimates are based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(d) Revenue Recognition

The Company’s subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, the Company defers the portions of subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

The Company’s advertising revenues (included in “other revenues”) primarily consist of revenues derived by delivering email messages on behalf of advertisers to the Company’s customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant Company obligations remain and the collection of the resulting receivable is reasonably assured.

(e) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS 107”), requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2006 and 2005, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to the Company.

(f) Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of ninety days or less at the purchase date.

(g) Investments

The Company accounts for its short-term and long-term investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. All investments, with the exception of the auction rate securities, are classified as held-to-maturity securities and carried at amortized cost using the specific identification method. The Company intends to and has the ability to hold these investments to maturity.

Auction rate securities are classified as available-for-sale investments and are carried at their fair value. At December 31, 2006 and 2005, auction rate securities aggregated $60.5 million and $37.5 million, respectively, and were included in short-term investments in the accompanying consolidated balance sheets. As of December 31, 2006, the auction rate debt securities have stated maturities through 2044. The auction rate preferred securities have no stated maturity dates. Each of these securities has interest rates that reset periodically at established intervals of 30 days or less. At each auction reset, the Company has the option to hold its position, bid for a new interest rate or sell.

At December 31, 2006 and 2005, long-term held-to-maturity securities mature between one and seven years from the date of the financial statements. Unrealized losses on held-to-maturity securities were approximately $185,000 and $577,000 at December 31, 2006 and 2005, respectively. The Company currently holds all of these securities to maturity.

Unrealized gains and losses on available-for-sale securities would be reported in comprehensive income; however, at December 31, 2006 and 2005, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2006, 2005 and 2004.

The Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2006, 2005 and 2004. There were no restrictions on cash and cash equivalents or investments as of December 31, 2006.

(h) Foreign Currency

The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recognized as interest and other income/expense.

(i) Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal use software and Website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to seven years.

(j) Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Identifiable intangible assets are being amortized using the straight-line method over estimated useful lives ranging from two to twenty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of goodwill impairment test to determine the amount of impairment loss. The second step of the impairment test involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. The Company completed the required impairment review at the end of 2006, 2005 and 2004 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(k) Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying amount of long-lived assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during 2006, 2005 and 2004. Net long-lived assets, including intangible assets subject to amortization, amounted to approximately $38.3 million and $32.5 million as of December 31, 2006 and 2005, respectively.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to realize deferred tax assets is assessed throughout the year. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

(m) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value of all stock-based payment awards including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). SFAS 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to use the modified prospective method as permitted by SFAS 123(R), under which the consolidated financial statements for prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective method requires that stock-based compensation expense be recorded for (a) any stock-based payments granted through December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any stock-based payments granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model. The fair value of the awards is recognized as stock-based compensation expense over the requisite employee service period. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation awards using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related guidance.

The adoption of SFAS 123(R) had a material impact on the Company’s 2006 consolidated results of operations. See Note 11 regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense pursuant to SFAS 123(R). The cumulative effect upon adoption of SFAS 123(R) was not material.

The Company accounts for option grants to non-employees using the guidance of SFAS 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

(n) Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting outstanding shares, assuming any dilutive effects of options and restricted stock calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock results in a greater dilutive effect on net earnings per share. Incremental shares of 1,839,866, 2,946,976 and 3,202,720 in 2006, 2005 and 2004, respectively, were used in the calculation of diluted earnings per common share.

(o) Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(p) Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company operates in one reportable segment: value-added messaging and communications services, which provides for the delivery and handling of fax, voice and email messages via the telephone and/or Internet networks.

(q) Stock Dividend

On May 25, 2006, the Company effected a two-for-one stock split of its common stock in the form of a stock dividend, to each shareholder of record at the close of business on May 15, 2006. All historical share and per share amounts contained in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect this change in the Company’s capital structure.

(r) Comprehensive Income

SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income includes net earnings and accumulated other comprehensive income/(loss). The change in accumulated other comprehensive income/(loss) for all periods presented resulted from foreign currency translation adjustments.

(s) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be effective for the Company on January 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements and expects, upon adoption of FIN 48, to record a cumulative effect adjustment to the beginning balance of retained earnings, which may be material.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006, although early adoption is permitted. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 commencing in the first quarter of 2008. The Company is currently assessing the potential impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

3.        Restatement of Previously Issued Consolidated Financial Statements

The Company has restated the accompanying consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, including its interim consolidated financial statements for each of the quarters in 2005, to record: (1) additional non-cash stock-based compensation expense, related payroll tax expense and income tax effects resulting from stock options granted during the years 1999 through 2005 that were incorrectly accounted for under GAAP; and (2) corrections of certain other previously unrecorded accounting errors relating to the years 2000, 2002, 2003 and 2004. The adjustments in (1) and (2) affected substantially all of the line items in the consolidated statements of operations for the years ended December 31, 2005 and 2004. The adjustments, after tax, decreased net earnings for 2005 and 2004 by $640,000 and $991,000, respectively. The Company has concluded that the foregoing adjustments are not material to its historical consolidated financial statements for any period and therefore has not amended, and does not intend to amend, any of its previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement.

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

The following table reflects the consolidated statement of operations adjustments, which consisted solely of additional stock-based compensation expense and related payroll tax expense and income tax effects, for the years ended December 31, 2005, 2004, 2003, 2002 and the years 1999 to 2001 (in thousands):

	Years Ended December 31,
	2005	2004
Cost of revenues	$82	$49
Sales and marketing expense	94	91
Research, development and engineering expense	265	84
General and administrative expense	506	460
Income tax benefit	(307)	(209)
Total	$640	$475

The financial impact of these adjustments has been reflected in the accompanying financial statements for each of the years ended December 31, 2005 and 2004. Additionally, the Company has restated the pro forma expense under SFAS 123 in Note 11 to reflect the impact of these adjustments.

The Company has determined that the impact to the previously reported financial statements from recognizing additional stock-based compensation expense and related payroll tax expenses and income tax effects referred to in (1) in the first paragraph of this Note is as follows (in thousands):

Year	Pre-Tax Expense	After Tax Expense
1999	$6	$6
2000	370	370
2001	130	130
2002	270	270
2003	582	88
2004	684	475
2005	947	640
	$2,989	$1,979

In addition, the Company corrected the following quantitatively and qualitatively immaterial errors previously unrecorded (see (2) in the first paragraph of this Note):
•
Understated stock compensation cost of approximately $354,000 in fiscal 2000, relating to restricted stock and acceleration of stock option vesting, and related understated income tax benefit of approximately $140,000 in 2003.

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

The following is a summary of the adjustments described above to the beginning accumulated deficit as of January 1, 2004 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 (in thousands):

	Net Earnings for the Year Ended December 31, 2005	Net Earnings for the Year Ended December 31, 2004	Accumulated Deficit as of January 1, 2004
As previously reported	$51,258	$31,607	$(20,175)
Adjustments:
Stock-based compensation and related payroll tax expense, net of related income tax effect	(640)	(475)	(864)
Other, net of related income tax effects	—	(516)	(591)
Decrease	(640)	(991)	(1,455	)(a)
As restated	$50,618	$30,616	$(21,630)

(a)	The impact of errors described above on net earnings and accumulated deficit was $52, $(647), $(130), $(724) and $(6) for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

The following tables present the effects of the adjustments on certain line items within the Company’s consolidated balance sheet as of December 31, 2005, consolidated statements of stockholders’ equity as of December 31, 2004 and 2003 and its consolidated statements of operations and cash flows for the years ended December 31, 2005 and 2004 (in thousands, except share and per share amounts):

Consolidated Balance Sheet

	December 31, 2005
	Previously Reported	Adjustments	As restated
Goodwill	$20,681	$(739)	$19,942
Deferred income taxes	4,559	438	4,997
Total assets	222,245	(301)	221,944
Accounts payable and accrued expenses	7,611	1,171	8,782
Income taxes payable	2,809	155	2,964
Total current liabilities	18,214	1,326	19,540
Total liabilities	18,363	1,326	19,689
Additional-paid-in-capital (b)	146,439	1,459	147,898
Retained earnings	62,690	(3,086)	59,604
Total stockholders’ equity	203,882	(1,627)	202,255
Total liabilities and stockholders’ equity	222,245	(301)	221,944

Consolidated Statements of Stockholders’ Equity

	December 31, 2004
	Previously Reported	Adjustments	As restated
Additional-paid-in-capital (b)	$132,072	$1,498	$133,570
Retained earnings	11,432	(2,446)	8,986

	December 31, 2003
	Previously Reported	Adjustments	As restated
Additional-paid-in-capital (b)	$127,234	$1,209	$128,443
Accumulated deficit	(20,175)	(1,455)	(21,630)

(b)    Additional-paid-in-capital has been split adjusted.

Consolidated Statements of Operations

	Year Ended December 31, 2005
	Previously	Adjustments
	Reported	Stock Option	Other	As restated
Cost of revenues	$29,762	$82	$—	$29,844
Gross profit	114,179	(82)	—	114,097
Sales and marketing	22,931	94	—	23,025
Research, development and engineering	6,869	265	—	7,134
General and administrative	22,958	506	—	23,464
Total operating expenses	52,758	865	—	53,623
Operating earnings	61,421	(947)	—	60,474
Earnings before income taxes	74,569	(947)	—	73,622
Income tax expense	23,311	(307)	—	23,004
Net earnings	51,258	(640)	—	50,618

Net earnings per common share:
Basic	$1.06	$(0.01)	$—	$1.05
Diluted	$1.00	$(0.01)	$—	$0.99

Weighted average shares outstanding:
Basic	48,224,818	—	—	48,224,818
Diluted	51,152,770	19,024	—	51,171,794

	Year Ended December 31, 2004
	Previously	Adjustments
	Reported	Stock Option	Other	As restated
Cost of revenues	$20,969	$49	$—	$21,018
Gross profit	85,374	(49)	—	85,325
Sales and marketing	18,501	90	—	18,591
Research, development and engineering	5,249	84	—	5,333
General and administrative	15,588	461	—	16,049
Total operating expenses	39,338	635	—	39,973
Operating earnings	46,036	(684)	—	45,352
Earnings before income taxes	47,219	(684)	—	46,535
Income tax expense	15,612	(209)	516	15,919
Net earnings	31,607	(475)	(516)	30,616

Net earnings per common share:
Basic	$0.68	$(0.01)	$(0.01)	$0.66
Diluted	$0.63	$(0.01)	$(0.01)	$0.61

Weighted average shares outstanding:
Basic	46,625,488	—	—	46,625,488
Diluted	49,675,714	152,494	—	49,828,208

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005
	Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net earnings	$51,258	$(640)	$50,618
Stock-based compensation	399	370	769
Tax benefit of stock option exercises	9,898	(409)	9,489
Deferred income taxes	2,153	(20)	2,133
Accounts payable and accrued expenses	669	699	1,368

	Year Ended December 31, 2004
	Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net earnings	$31,607	$(991)	$30,616
Stock-based compensation	—	429	429
Tax benefit of stock option exercises	2,949	(140)	2,809
Deferred income taxes	11,680	289	11,969
Accounts payable and accrued expenses	939	258	1,197
Income taxes payable	23	155	178

4.        Business Acquisitions

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

For the other two acquisitions in 2004, the aggregate purchase price, including acquisition costs, was $2.7 million, payable in cash at closing, with a contingent earn-out based on future revenues with respect to one of the acquisitions. Any additional consideration paid as a result of the earn-out will be recorded as an additional cost of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired in these two acquisitions amounted to approximately $2.7 million of which substantially all was allocated to identifiable intangible assets. As of December 31, 2005, no amount had been earned with respect to the contingent earn-out. During 2006 the Company made a $0.7 million earn-out payment with no further earn-out payments being due.

The Company has accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of the Company since the date of each respective acquisition. The results of operations for these entities during periods prior to our acquisition were not material to its consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

5.        Property and Equipment

Property and equipment, stated at cost, at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Computers and related equipment	$39,880	$33,538
Furniture and equipment	793	706
Capital leases	1,016	1,003
Leasehold improvements	1,755	1,837
	43,444	37,084
Less: Accumulated depreciation and amortization	(24,493)	(19,836)
Total property and equipment, net	$18,951	$17,248

Included in accumulated amortization at December 31, 2006 and 2005 is approximately $832,000 and $795,000, respectively, related to capital leases. Amortization expense related to capital leases aggregated $38,000, $186,000 and $248,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense was $5.7 million, $5.1 million and $3.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.       Goodwill and Intangible Assets

Pursuant to SFAS 142, the Company completed the annual impairment review of its goodwill and indefinite-lived intangible assets for the years 2006, 2005 and 2004. The Company concluded that the fair values of the Company’s goodwill and indefinite-life intangible assets were in excess of their carrying values as of December 31, 2006, 2005 and 2004. Consequently, no impairment charges were recorded.

The changes in carrying amounts of goodwill and other intangible assets for the year ended December 31, 2006 were as follows (in thousands):

	Balance as of January 1, 2006	Additions	Amortization	Deductions (1)	Foreign Exchange Translation	Balance as of December 31, 2006
Goodwill	$19,942	$10,180	$—	$(160)	$992	$30,954
Intangible assets with indefinite lives	1,590	470	—	—	3	2,063
Intangible assets subject to amortization	15,270	6,081	(2,553)	—	539	19,337
Other - unallocated	3,439	(3,439)	—	—	—	—
Total	$40,241	$13,292	$(2,553)	$(160)	$1,534	$52,354

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance as of January 1, 2005	Additions	Amortization	Deductions (1)	Foreign Exchange Translation	Balance as of December 31, 2005
Goodwill	$19,434	$5,099	$—	$(3,772)	$(819)	$19,942
Intangible assets with indefinite lives	1,409	182	—	—	(1)	1,590
Intangible assets subject to amortization	9,847	7,754	(1,988)	—	(343)	15,270
Other - unallocated	—	3,485	—	—	(46)	3,439
Total	$30,690	$16,520	$(1,988)	$(3,772)	$(1,209)	$40,241

(1)	Deductions principally relate to the reversal of deferred tax asset valuation allowances related to acquired entities.

Intangible assets with indefinite lives relate primarily to a trade name. As of December 31, 2006, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.7 years	$15,189	$3,059	$12,130
Technology	2.5 years	3,372	2,982	390
Customer relationships	4.7 years	3,603	1,686	1,917
Trade name	16.6 years	5,420	520	4,900
Total		$27,584	$8,247	$19,337

As of December 31, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.4 years	$11,600	$1,566	$10,034
Technology	2.0 years	2,901	2,801	100
Customer relationships	4.9 years	2,942	1,073	1,869
Trade name	17.5 years	3,467	200	3,267
Total		$20,910	$5,640	$15,270

Amortization expense was $2.6 million, $2.0 million and $886,000 for the years ended December 31, 2006, 2005 and, 2004, respectively. Amortization expense for fiscal years 2007 through 2011 and thereafter is estimated to approximate $2.6 million, $2.6 million, $2.3 million, $2.0 million, $1.7 million and $8.1 million, respectively.

7.       Commitments and Contingencies

Leases

The Company leases certain facilities and equipment under non-cancelable capital and operating leases which expire at various dates through 2011. Future minimum lease payments at December 31, 2006, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal Year:
2007	$46	$1,394
2008	—	1,301
2009	—	1,219
2010	—	231
2011	—	4
Total minimum lease payments	$46	$4,149
Less amounts representing interest	(1)
Present value of net minimum lease payments	45
Less current installments of obligations under capital lease (included in current portion of long-term debt)	(45)
Obligations of capital leases excluding current installments	$—

Rental expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1.7 million, $1.5 million and $1.1 million, respectively.

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

In February 2004 and July 2005, the Company filed two lawsuits against Venali, Inc. in the United States District Court for the Central District of California for infringement of several of the Company’s U.S. patents. On June 21, 2006, Venali filed suit against the Company and its affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of the Company’s procurement and enforcement of its patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortuous interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement actions by the Company against Venali.

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

9.       Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$17,660	$17,548	$3,093
State	2,613	2,770	631
Foreign	1,789	553	226
Total current	22,062	20,871	3,950

Deferred:
Federal	(1,535)	827	10,706
State	(208)	1,200	1,352
Foreign	(218)	106	(89)
Total deferred	(1,961)	2,133	11,969

Total provision	$20,101	$23,004	$15,919

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$3,128	$2,775
Tax credit carry-forwards	400	400
Accrued expenses	2,728	1,373
Stock-based compensation expense	1,735	606
Other	58	934
Net deferred assets	$8,049	$6,088

During 2006, the Company reclassified its previously recorded valuation allowance against the related gross deferred tax asset in connection with acquired net operating losses of which utilization was substantially restricted due to “ownership changes”, as defined in the Internal Revenue Code. Accordingly, the December 31, 2005 presentation has been conformed to reflect this reclassification. As a result of this reclassification, no valuation allowances were recorded against the Company’s remaining deferred tax assets as of December 31, 2006 and 2005 on the basis that the net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

The net decrease in the valuation allowance for the year ended December 31, 2005 was approximately $3.8 million and related principally to the reversal of the deferred tax valuation allowance related to acquired entities. Such amounts also reduced goodwill recorded for those acquisitions. The net decrease in the valuation allowance for the years ended 2004 was $0.2 million and reduced the Company’s income tax provision for that year.

As of December 31, 2006, the Company had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $6.6 million and $7.3 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. The Company currently estimates that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2013 for the state. In addition, as of December 31, 2006, the Company had federal and state research and development tax credits of zero and $0.4 million, respectively. These credits last indefinitely for state purposes.

As of December 31, 2006 and 2005, U.S. income taxes have not been assessed on approximately $62.8 million and $22.1 million of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	—	(0.7)%
State income taxes, net	2.1%	3.5%	2.7%
Foreign rate differential	(15.9)%	(9.8)%	(3.8)%
Tax contingency reserve	6.0%	2.2%	0.3%
Other	0.2%	0.3%	0.7%
Effective tax rates	27.4%	31.2%	34.2%

During 2006, and 2005, the Company recorded a tax benefit of approximately $1.6 million and $9.5 million from the exercise of non-qualifying stock options and restricted stock and disqualifying dispositions of incentive stock options as a reduction of its income tax liability and increase in equity, respectively.

The amount of income taxes the Company pays is subject to audit by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters in accordance with SFAS 5. As of December 31, 2006, 2005 and 2004 the Company has recorded a contingent tax liability of approximately $6.0 million, $1.9 million and 0.2 million, respectively, in accordance with SFAS 5. However, the Company’s future results may include material favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved, which may impact the Company’s effective tax rate.

10.     Stockholders’ Equity

(a) Warrants

In connection with a private placement offering completed in June 1998, the Company issued warrants (“Warrants”) to acquire shares of its common stock with an exercise price of $2.40 per share, which expired in June 2005. During 2005, warrants to acquire 455,936 shares were exercised resulting in 432,002 shares of common stock being issued. There were no Warrants outstanding at December 31, 2006.

In addition to the Warrants described above, in 1999 the Company issued warrants to a financing company and an Internet service provider to purchase an aggregate of 279,164 shares of common stock at $2.40 per share. As of December 31, 2006, none of the warrants were outstanding as the remaining warrants to purchase 29,164 shares expired in April 2005.

(b) Share Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. On April 26, 2006, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the year ended December 31, 2006, the Company purchased 470,900 shares of common stock under this program at a total cost of $11.6 million, representing an average price per share of $24.62. As of December 31, 2006, 1,529,100 additional shares were available for repurchase under the program.

(c) Stock Split

In April 2006, the Company’s Board of Directors approved a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The Board’s approval was subject to approval at the Company’s May 3, 2006 Annual Meeting of Stockholders of a proposal to amend Article Fourth of j2 Global’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance to 95,000,000 shares. This proposal was approved at the Annual Meeting of Stockholders and the stock split was effected May 25, 2006 for shareholders of record at the close of business on May 15, 2006. Each shareholder of record received one additional share for each share held on the record date. All share and per share numbers contained herein, for all periods presented, reflect this stock split.

11.     Stock Options and Employee Stock Purchase Plan

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which require the measurement and recognition of compensation expense based on estimated fair value of all stock-based payment awards including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation awards using the intrinsic method under APB 25 and related guidance (see Note 2).

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan and the 2001 Employee Stock Purchase Plan (described below).

(a)  Second Amended and Restated 1997 Stock Option Plan

In November 1997, the Company’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which has twice been amended and restated. In May 2006, the Company’s shareholders approved an increase in the number of authorized shares of common stock reserved for issuance upon exercise of options or as restricted stock from 10,000,000 to 12,000,000. An additional 840,000 shares are authorized for issuance upon exercise of options granted outside the 1997 Plan. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of the Company’s common stock on the date of grant for non-statutory stock options. At December 31, 2006, 2005 and 2004, options to purchase 3,091,596, 2,611,966, and 2,756,658 shares of common stock were exercisable under and outside of the 1997 Plan, at weighted average exercise prices of $4.36, $2.32 and $1.72, respectively. Stock options generally expire after 10 years and vest over a four- to five-year period.

Stock Options

Stock option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	5,259,252	$2.14
Granted	797,584	10.81
Exercised	(759,774)	1.93
Canceled	(168,818)	5.46
Options outstanding at December 31, 2004	5,128,244	3.42
Granted	1,457,098	18.88
Exercised	(1,517,718)	1.92
Canceled	(196,032)	13.88
Options outstanding at December 31, 2005	4,871,592	8.09
Granted	150,000	23.73
Exercised	(228,883)	4.05
Canceled	(153,095)	17.93
Options outstanding at December 31, 2006	4,639,614	8.58	6.3	$86,636,297
Exercisable at December 31, 2006	3,091,596	4.36	5.3	$70,762,949
Vested and expected to vest at December 31, 2006	4,237,129	7.78	6.1	$82,509,221

The per share weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $18.81, $10.01 and $6.89, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $26.7 million and $8.9 million, respectively.

The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $5.0 million, $3.0 million and $2.1 million, respectively.

Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $0.9 million, $3.6 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under of the stock-based payment arrangements totaled $1.5 million, $9.5 million and $2.8 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006, the exercise prices of options granted under and outside the 1997 Plan ranged from $0.55 to $29.84, with a weighted-average remaining contractual life of 6.31 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2006	Weighted Average Exercise Price
$0.55	27,500	3.94	$0.55	27,500	$0.55
0.94 - 1.34	1,409,828	4.99	0.97	1,409,828	0.97
1.50 - 2.07	563,218	3.35	1.96	563,218	1.96
2.40 - 3.53	159,400	5.27	3.49	159,400	3.46
4.45 - 4.47	201,000	5.52	4.47	201,000	4.47
6.72 - 9.55	725,455	6.91	9.07	395,909	8.87
11.05 - 15.65	157,948	7.36	12.99	63,664	13.16
16.90 - 24.91	1,342,337	8.69	19.23	268,149	19.08
26.08 - 29.84	52,928	9.07	26.74	2,928	29.50
$0.55 - $29.84	4,639,614	6.31	$8.58	3,091,596	$4.36

At December 31, 2006, there were 2,172,347 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan, and no additional shares available for grant outside of the 1997 Plan.

The following table summarizes the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	2,255,083	$8.48
Granted	150,000	18.81
Vested	(717,624)	7.01
Canceled	(139,441)	9.66
Nonvested at December 31, 2006	1,548,018	$10.05

As of December 31, 2006, there was $13.5 million of total unrecognized compensation expense related to nonvested stock-based compensation awards granted under the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 3.46 years (i.e. the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for 2006 was based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term as allowed by SAB 107 for options granted through December 31, 2007. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	4.8%	4.1%	2.2%
Expected volatility	92.0%	67.0%	96.0%
Expected term (in years)	6.5%	4.0%	3.0%

Stock-Based Compensation Expense

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the year ended December 31, 2006 (in thousands):

Year Ended December 31, 2006
Cost of revenues	$316
Operating expenses:
Sales and marketing	1,038
Research, development and engineering	556
General and administrative	3,782
$5,692

(b)  Restricted Stock

The Company has awarded restricted shares of common stock to executive officers and directors of the Company pursuant to the 1997 Stock Option Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five year vesting period. The Company granted 33,340 shares of restricted stock to newly hired members of management pursuant to the 1997 Plan during the year ended December 31, 2006 and recognized approximately $1.0 million of related compensation expense in 2006 relating to restricted stock awards. As of December 31, 2006, the Company has unrecognized stock-based compensation cost of approximately $4.9 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 3.74 years. The actual tax benefit realized for the tax deductions from the vesting of restricted stock totaled $0.1 million, zero and zero, respectively, for the years ended December 31, 2006, 2005 and 2004.

Restricted stock activity for the year ended December 31, 2006 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	325,000	$18.94
Granted	33,340	22.31
Vested	(32,500)	18.94
Canceled	(18,000)	10.15
Nonvested at December 31, 2006	307,840	19.32

Upon the adoption of SFAS 123(R), the Company reclassified the unrecognized deferred compensation costs associated with restricted stock awards of approximately $5.8 million with a corresponding reduction to the Company’s additional paid-in capital.

(c)  Employee Stock Purchase Plan

In May of 2001, the Company established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the

Company’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair value at the end of the offering period. During 2006, 2005 and 2004, 20,849, 33,160 and 40,984 shares, respectively, were purchased under the Purchase Plan at prices ranging from $10.38 to $26.60 per share. As of December 31, 2006, 1,686,249 shares were available under the Purchase Plan for future issuance.

(d) Section 409A Tax Compensation

In connection with the restatements of the Company’s 2005 and prior period financial statements, which are more fully described in Note 3, the Company modified the terms of certain stock options as discussed below.

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

In addition, if and to the extent employees and directors have already incurred a tax liability under Section 409A the Company plans to reimburse such individuals for that liability plus a gross up for income taxes owed as a result of such reimbursement. The estimated impact of these reimbursements was included in general and administrative expense in the consolidated statement of operations for the fourth quarter 2006 and amounted to $0.7 million, net of tax.

(e) Pro Forma Information for Periods Prior to the Adoption of SFAS 123(R)

The table below sets forth the pro forma effect on 2005 and 2004 net earnings and net earnings per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model and recorded stock-based compensation expense instead of applying the guidelines provided by APB 25. The Company’s reported pro forma information for the years ended December 31, 2005 and 2004 has been restated as a result of the completion of the Company’s stock option investigation (see Note 3) and is as follows (in thousands, except share and per share amounts):

		Year Ended December 31, 2005
		As previously reported	Adjustments	As restated, see Note 3
Net earnings, as reported		$51,258	$(640)	$50,618

Add:	Amortization of stock based compensation included in reported net income, net of related tax effects	243	262	505
Deduct:	Stock based employee compensation expense determined under the fair value-based method, net of related tax effect	(3,464)	(62)	(3,526)
Pro forma net earnings		$48,037	$(440)	$47,597

Basic net earnings per common share:
As reported		$1.06	$(0.01)	$1.05
Pro forma		$1.00	$(0.01)	$0.99

Diluted net earnings per common share:
As reported		$1.00	$(0.01)	$0.99
Pro forma		$0.94	$—	$0.94

Weighted average shares outstanding
Basic		48,224,818	—	48,224,818
Diluted		51,075,762	(466,132)	50,609,630

		Year Ended December 31, 2004
		As previously reported	Adjustments	As restated see Note 3
Net earnings, as reported		$31,607	$(991)	$30,616

Add:	Amortization of stock based compensation included in reported net income, net of related tax effects	—	293	293
Deduct:	Stock based employee compensation expense determined under the fair value-based method, net of tax	(2,307)	(197)	(2,504)
Pro forma net earnings		$29,300	$(895)	$28,405

Basic net earnings per common share:
As reported		$0.68	$(0.02)	$0.66
Pro forma		$0.63	$(0.02)	$0.61

Diluted net earnings per common share:
As reported		$0.63	$(0.02)	$0.61
Pro forma		$0.59	$(0.01)	$0.58

Weighted average shares outstanding
Basic		46,625,488	—	46,625,488
Diluted		49,148,954	50,100	49,199,054

12.   Defined Contribution 401(k) Savings Plan

The Company has a 401(k) Savings Plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the 401(k) Savings Plan at the discretion of the Board of Directors. For the year ended December 31, 2006, the Company accrued $57,000 as its contribution to the 401(k) savings plan, which was paid in January 2007. No employer contribution was made in 2005 and 2004.

13.   Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, warrants and restricted stock using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2006	2005	2004
		(As restated see Note 3)	(As restated See Note 3)
Numerator for basic and diluted income per common share:
Net earnings	$53,131	$50,618	$30,616
Denominator:
Weighted average outstanding shares of common stock	49,209,129	48,224,818	46,625,488
Dilutive effect of:
Employee stock options	1,755,867	2,546,968	2,804,928
Warrants	—	169,780	397,792
Restricted stock	83,999	230,228	—
Common stock and common stock equivalents	51,048,995	51,171,794	49,828,208
Net earnings per share:
Basic	$1.08	$1.05	$0.66
Diluted	$1.04	$0.99	$0.61

For the years ended December 31, 2006, 2005 and 2004, there were zero, 91,474 and 27,992 warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14.   Sale of Investment

In 2005, the Company recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which the Company owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger. The Company received $9.2 million in cash and had a right to receive $0.8 million in funds held in escrow in one year from the date of sale. The amount held in escrow was included in prepaid expenses and other current assets in the accompanying December 31, 2005 balance sheet. The Company received the $0.8 million escrow amount in September 2006.

The Company also had a right to potentially receive additional contingent proceeds amounting to $0.5 million which were held back from the purchase price to cover required purchase price adjustments. This amount was paid to the Company in the fourth quarter of 2005 and additional gain on sale of investment was recognized at that time.

Additionally, the Company has a right to receive a pro rata share of any additional purchase price payable under an earn-out based upon Oasis achieving specified revenues for calendar year 2006. As a result of the earn-out, the Company may receive up to approximately $3.5 million in additional cash consideration (above and beyond any holdback received), which would be accounted for as additional gain on sale of this investment. As of December 31, 2006, the Company has not received such consideration and there is no guarantee that the Company will receive any of these contingent funds.

15.   Geographic Information

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting period is presented below. Such information attributes revenues based on the location of a customer’s Direct Inward Dial number for services using such a number or a customer’s residence for other services (in thousands).

	Year Ended December 31,
	2006	2005	2004
Revenue:
United States	$161,336	$128,760	$97,579
All other countries	19,743	15,181	8,764
Total	$181,079	$143,941	$106,343

	As of December 31,
	2006	2005
Long-lived assets:
United States	$17,377	$15,998
All other countries	1,574	1,250
Total	$18,951	$17,248

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

The Company leases its headquarters office from a company that is affiliated with the Chairman. For fiscal 2006, 2005 and 2004, the Company paid approximately $833,000, $904,000 and $812,000, respectively in rent expense to this company. The Company also incurred approximately $16,000, $23,000 and $14,000 for expenses for services rendered by firms affiliated with its Chairman during 2006, 2005 and, 2004, respectively.

The Company believes that the lease referred to above were entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b) Consulting Services

The Company engages the consulting services of its Chairman through an agreement with Orchard Capital Corporation, a company controlled by its Chairman. For each of the years ended December 31, 2006, 2005 and 2004, the Company paid Orchard Capital $276,000 for these services.

On January 16, 2006, the Company entered into a Consultancy Agreement with John F. Rieley, a member of the Company’s Board of Directors. The Consultancy Agreement has a one year term and is terminable by either party at any time and for any reason. Pursuant to the Consultancy Agreement, Mr. Rieley assists the Company in expanding its public relations efforts internationally, with an initial emphasis on Europe, and agrees to create and recommend to the Company for its adoption an overall public relations program for the Company. In exchange for these services, Mr. Rieley receives annual compensation of $100,000, payable quarterly in advance. Effective January 16, 2007, the Company and Mr. Rieley renewed this Agreement for an additional year.

17.   Supplemental Non-cash Financing and Investing Activities

Cash paid for interest during the years ended December 31, 2006, 2005 and 2004 approximated $26,000, $59,000 and $87,000, respectively, substantially all of which related to long-term debt and capital leases.

The Company paid cash of approximately $20.0 million, $8.6 million and $1.8 million for taxes during the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, the Company acquired property and equipment for approximately $254,000 which has not been yet paid at December 31, 2006.

During 2004, the Company entered into capital lease and loan arrangements for certain equipment and software. Equipment and software acquired under capital leases approximated $458,000 during 2004. Equipment and software acquired under loan arrangements approximated $1.4 million during 2004.

In 2004, the Company entered into loan arrangements approximating $944,000 to finance certain corporate insurance policies.

During 2006, 2005 and 2004, the Company recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of its income tax liability of approximately $1.6 million, $9.5 million and $2.8 million, respectively.

The Company acquired Send2Fax for an aggregate purchase price of $7.2 million of which $0.8 million related to a contingent holdback which has not yet been paid at December 31, 2006. Additionally, a revenue based contingent earn-out of $0.9 million was paid in January 2007.

18.   Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2006 and 2005 (in thousands, except share and per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$48,904	$45,891	$44,266	$42,018
Gross profit	40,128	36,243	34,977	33,008
Net earnings	14,831	12,790	13,199	12,311
Net earnings per common share:
Basic	$0.30	$0.26	$0.27	$0.25
Diluted	$0.29	$0.25	$0.26	$0.24
Weighted average shares outstanding
Basic	49,020,695	49,218,918	49,349,536	49,249,778
Diluted	50,979,088	51,107,362	51,186,073	51,925,868

The Company has restated its consolidated financial statements for the year ended December 31, 2005 to record incremental non-cash stock-based compensation expense and related tax impact (see Note 3). The following table summarizes the quarterly impact of these adjustments on results of operations (in thousands, except share and per share data):

	Year Ended December 31, 2005
	Previously Reported	Adjustments	As restated
2005—First Quarter
Revenues	$32,224	$—	$32,224
Gross profit	25,727	(12)	25,715
Net earnings	10,188	(133)	10,055
Net earnings per common share:
Basic	$0.22	$(0.01)	$0.21
Diluted	$0.20	$—	$0.20
Weighted average shares outstanding:
Basic	47,333,820	—	47,333,820
Diluted	50,764,176	(240,028)	50,524,148

	Year Ended December 31, 2005
	Previously Reported	Adjustments	As restated
2005—Second Quarter
Revenues	$34,885	$—	$34,885
Gross profit	27,973	(50)	27,923
Net earnings	11,730	(167)	11,563
Net earnings per common share:
Basic	$0.25	$(0.01)	$0.24
Diluted	$0.23	$—	$0.23
Weighted average shares outstanding:
Basic	47,648,030	—	47,648,030
Diluted	50,861,880	(149,652)	50,712,228

2005—Third Quarter
Revenues	$37,689	$—	$37,689
Gross profit	29,584	(15)	29,569
Net earnings	18,189	(156)	18,033
Net earnings per common share:
Basic	$0.37	$—	$0.37
Diluted	$0.36	$(0.01)	$0.35
Weighted average shares outstanding:
Basic	48,739,730	—	48,739,730
Diluted	51,007,272	147,202	51,154,474

2005—Fourth Quarter
Revenues	$39,143	$—	$39,143
Gross profit	30,895	(5)	30,890
Net earnings	11,150	(183)	10,967
Net earnings per common share:
Basic	$0.23	$(0.01)	$0.22
Diluted	$0.22	$(0.01)	$0.21
Weighted average shares outstanding:
Basic	49,152,054	—	49,152,054
Diluted	51,495,402	(124,760)	51,370,642

Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, and after determining that certain control deficiencies (described below) had been remediated, Messrs. Zucker and Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Controls

Other than expressly noted below, there was no change in internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected or is reasonably likely to materially affect j2 Global’s internal control over financial reporting.

As reported in our quarterly reports for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, the Company had concluded that its disclosure controls and procedures were not effective as of those dates as a result of deficiencies relating to (i) assessment of the income tax impact of the pricing for intercompany purchases of services as reported in our 2005 Annual Report on Form 10-K, and (ii) determination of the correct measurement dates to be applied to stock option grants as disclosed in Part II, Item 8—Note 3, “Restatement of Previously Issued Financial Statements” in the Notes to Consolidated Financial Statements contained herein.

We have designed new internal control procedures to remediate the control deficiency relating to assessment of the income tax impact of pricing for intercompany purchases of services. During March 2006, we implemented a process whereby senior financial management on a monthly basis reviews and approves pricing for all intercompany transactions. Additionally, we hired a Vice President of Finance responsible for oversight of tax compliance and for coordination with our accounting department on all intercompany transfer pricing matters. We have performed operational effectiveness testing of our internal controls over pricing for intercompany purchases of services and concluded that the newly designed internal controls were operating effectively as of December 31, 2006.

We also have designed new internal control procedures to remediate the control deficiency over the determination of the correct measurement dates to be applied to stock option grants. These procedures include adoption in the fourth quarter of 2006 of new procedures for granting equity compensation which specifically require that all stock option grants be approved at a meeting of the Board of Directors and specifically prohibit approval of stock option grants through the use of unanimous written consents. As a result of our fourth quarter 2006 adoption of new internal control procedures relating to grants of equity compensation and, specifically, the prohibition of the approval of stock option grants by unanimous written consent, we have concluded that these newly designed internal controls were effective as of December 31, 2006.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that j2 Global Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 11, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California
March 11, 2007

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executive officers is incorporated by reference to the information to be set forth in our proxy statement (2006 Proxy Statement) for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.

Item 11.   Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2006 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2006 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2006 Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2006 Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)  1. Financial Statements.

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed as part of this report:

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

Exhibit No.	Exhibit Title

3.1	Certificate of Incorporation, as amended and restated (1)

3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)

3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)

3.2	By-laws, as amended and restated (1)

4.1	Specimen of Common Stock certificate (5)

9.1	Securityholders’ Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)

10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (6)

10.1.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (10)

10.2	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (9)

10.3	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)

10.3.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)

10.4	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)

10.5	Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)

10.6	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)

10.7	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)

10.8	Consultancy Agreement between the Company and John F. Rieley, dated as of January 16, 2006 (8)

10.8.1	Amendment No. 1 to the Consulting Agreement (11)

21	List of subsidiaries of j2 Global

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on March 30, 2000.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(4)	Incorporated by reference to the Company’s Report on Form 10-K/A filed with the Commission on April 30, 2001.
(5)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on May 15, 2001.
(6)	Incorporated by reference to the Company’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(7)	Incorporated by reference to the Company’s Report on Form 10-K filed with the Commission on April 1, 2002.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 20, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(10)	Incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on March 12, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the March 11, 2007.

j2 Global Communications, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Co-President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 11, 2007.

Signature	Title
/s/ NEHEMIA ZUCKER Nehemia Zucker	Co-President and Chief Operating Officer (Principal Executive Officer)
/s/ R. SCOTT TURICCHI R. Scott Turicchi	Co-President and Chief Financial Officer (Principal Financial Officer)
/s/ GREGGORY KALVIN Greggory Kalvin	Chief Accounting Officer (Principal Accounting Officer)
/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director
/s/ JOHN F. RIELEY John F. Rieley	Director
/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director
/s/ ROBERT J. CRESCI Robert J. Cresci	Director
/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$627	$797	$(319)	$1,105
Year Ended December 31, 2005:
Allowance for doubtful accounts	$550	$644	$(567)	$627
Year Ended December 31, 2004:
Allowance for doubtful accounts	$260	$432	$(142)	$550

(1)   Represents specific amounts written off that were considered to be uncollectible.