Form 10-Q
period 2007-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2007-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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
_______

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

As of April 30, 2007, the registrant had 49,366,224 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

			PAGE
PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
.

	Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 6.	Exhibits	26

	Items 3, 4 and 5 are not applicable and have been omitted

	Signatures		27

	Index to Exhibits
	Exhibit 31(a)
	Exhibit 31(b)
	Exhibit 32(a)
	Exhibit 32(b)

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$103,883	$95,605
Short-term investments	103,180	83,498
Accounts receivable, net of allowances of $938 and $1,105, respectively	11,755	11,989
Prepaid expenses and other	3,025	4,779
Deferred income taxes	2,643	2,643
Total current assets	224,486	198,514

Long-term investments	3,217	12,493
Property and equipment, net	18,162	18,951
Goodwill	31,002	30,954
Other purchased intangibles, net	22,787	21,400
Deferred income taxes	5,437	5,406
Other assets	380	442
Total assets	$305,471	$288,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$15,341	$17,117
Income taxes payable	—	4,511
Deferred revenue	14,063	11,530
Current portion of long-term debt	18	149
Total current liabilities	29,422	33,307

Accrued income taxes	26,265	—
Other	102	112
Total liabilities	55,789	33,419

Commitments and contingencies

Total stockholders' equity	249,682	254,741
Total liabilities and stockholders' equity	$305,471	$288,160

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2007	2006

Revenues:
Subscriber	$50,293	$40,562
Other	3,848	1,456
	54,141	42,018

Cost of revenues (including stock-based compensation of $182 and $109 for the three months of 2007 and 2006, respectively)	10,990	9,010
Gross profit	43,151	33,008
Operating expenses:
Sales and marketing (including stock-based compensation of $278 and $265 for the three months of 2007 and 2006, respectively)	8,780	6,864
Research, development and engineering (including stock-based compensation of $173 and $110 for the three months of 2007 and 2006, respectively)	2,713	1,892
General and administrative (including stock-based compensation of $1,097 and $940 for the three months of 2007 and 2006, respectively)	9,825	7,900
Total operating expenses	21,318	16,656

Operating earnings	21,833	16,352
Interest and other income, net	1,725	1,256
Earnings before income taxes	23,558	17,608
Income tax expense	7,119	5,297
Net earnings	$16,439	$12,311

Net earnings per common share:
Basic	$0.34	$0.25
Diluted	$0.32	$0.24
Weighted average shares outstanding:
Basic	48,822,735	49,249,778
Diluted	50,680,093	51,037,378

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
Cash flows from operating activities:	2007	2006
Net earnings	$16,439	$12,311
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	2,164	1,989
Stock-based compensation	1,698	1,424
Tax benefit of vested restricted stock	5	—
Tax benefit of stock option exercises	2,823	506
Excess tax benefits on stock option exercises	(2,163)	(482)
Deferred income taxes	(31)	(343)
Loss on disposal of fixed assets	104	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	257	79
Prepaid expenses and other	1,756	153
Other assets	62	(122)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,130)	(1,446)
Income taxes payable	3,157	3,880
Deferred revenue	2,528	1,183
Other	(10)	113
Net cash provided by operating activities	26,659	19,245

Cash flows from investing activities:
Net purchases of available-for-sale investments	(21,660)	(22,479)
Net redemptions of held-to-maturity investments	11,254	19,065
Purchases of property and equipment	(529)	(757)
Acquisition of businesses, net of cash received	(4)	—
Purchases of intangible assets	(1,995)	(1,068)
Net cash used in investing activities	(12,934)	(5,239)

Cash flows from financing activities:
Repurchases of common stock	(10,184)	—
Issuance of common stock under employee stock purchase plan	62	130
Exercise of stock options	2,529	183
Excess tax benefits on stock option exercises	2,163	482
Repayment of long-term debt	(132)	(170)
Net cash (used in) provided by financing activities	(5,562)	625

Effect of exchange rate changes on cash and cash equivalents	115	(201)

Net increase in cash and cash equivalents	8,278	14,430
Cash and cash equivalents at beginning of period	95,605	36,301
Cash and cash equivalents at end of period	$103,883	$50,731

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.        Basis of Presentation

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers fax, voicemail, email and call handling services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2007.

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

Income Taxes

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an approximately $18.6 million increase in accrued income taxes in the condensed consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. See Note 7 for further information regarding the effects of adopting FIN 48.

2.       Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, stock-based compensation expense, long-

lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

3.       Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4.        Business Acquisitions

In July 2006, the Company purchased substantially all of the assets and operations of Send2Fax, LLC, a South Carolina provider of Internet fax services. The purchase price, including acquisition costs, was approximately $7.2 million of which $800,000 was a contingent holdback on the date of acquisition. The contingent holdback amount has release features in 2007 and 2008. A revenue based contingent earn-out of $850,000 was paid in January 2007.

5.        Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2007 are as follows (in thousands):

				Foreign
	Balance as of			Exchange	Balance as of
	January 1, 2007	Additions	Amortization	Translation	March 31, 2007
Goodwill	$30,954	$4	$—	$44	$31,002
Intangible assets with indefinite lives	2,063	72	—	—	2,135
Intangible assets subject to amortization	19,337	2,104	(797)	8	20,652
	$52,354	$2,180	$(797)	$52	$53,789

Intangible assets with indefinite lives relate primarily to a trade name. As of March 31, 2007, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	9.6 years	$17,272	$3,545	$13,727
Technology	2.5 years	3,373	3,012	361
Customer relationships	4.7 years	3,627	1,887	1,740
Trade name	16.6 years	5,428	604	4,824
Total		$29,700	$9,048	$20,652

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2007 and 2006 approximated $0.8 million and $0.6 million, respectively. Amortization expense is estimated to approximate $2.3 million, $3.0 million, $2.7 million, $2.5 million and $1.9 million and $8.3 million for fiscal years 2007 through 2011 and thereafter, respectively.

6.        Litigation

In February 2004 and July 2005, the Company filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against the Company and its affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of the Company’s procurement and enforcement of its patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortuous interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by the Company against Venali.  On February 16, 2007, the Company moved to dismiss certain of Venali’s counterclaims for failure to state a claim and moved to strike certain counterclaims under the California Anti-SLAPP statute.

On December 12, 2006, Venali filed suit against the Company in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs.  On March 6, 2007, the Company filed an answer to the complaint denying liability.

From September through November 2006, four derivative actions were commenced against the Company (as a nominal defendant) and certain of the Company’s current and former directors and/or officers. Two of these actions were filed in California Superior Court for the County of Los Angeles and two in the United States District Court for the Central District of California. The plaintiffs in the state actions included Melinda and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt. The complaints alleged that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purported to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, violations of California Corporations Code Section 25402 and 25403 and, in the federal actions, violations of Section 10(b) of the Securities Exchange Act of 1934. The lawsuits sought a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. On March 19, 2007, the parties to both the state and federal actions entered into a settlement agreement that provides for dismissal of the four derivative cases and a release of all current and potential claims relating to the Company’s stock option granting practices. On April 18, 2007, the state court heard argument on a motion for approval and approved the settlement, but reserved ruling on the plaintiffs’ attorneys’ fees pending submission of additional information by plaintiffs. Pursuant to the terms of the settlement, on April 19, 2007, the parties to the federal actions filed a stipulation and proposed order dismissing those actions with prejudice with the federal court.

On October 17, 2006, Go Daddy Group, Inc. (“Go Daddy”) filed suit against the Company and its affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleges several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and seeks declaratory judgments of invalidity and non-infringement. Go Daddy’s claims relate in substantial part to the patent infringement action by the Company against Go Daddy as described in Part II, Item 1. Go Daddy is seeking damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. The Company has moved to dismiss the action in its entirety, or alternatively, to stay the action pending the reexamination of certain of its patents at issue in the case.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect its business, financial position, results of operations or cash flows in a particular period.

7.        Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Prior to the adoption of FIN 48, the Company recorded reserves related to uncertain tax positions as a current liability, whereas upon adoption of FIN 48, the Company reclassified tax reserves of approximately $6.0 million related to uncertain tax positions for which a cash tax payment is not expected within the next twelve months to noncurrent liabilities.  As of January 1, 2007, the total amount of unrecognized tax benefits was $24.6 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. For the three months ended March 31, 2007, the Company recognized an additional $1.4 million of unrecognized tax benefits relating to tax positions taken during the quarter.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $1.2 million in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007. For the three months ended March 31, 2007, the Company recognized an additional $0.2 million of interest and penalties, net of deferred income tax benefit, within income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdiction. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

Although the timing of any audits and their resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

8.       Stockholders’ Equity

Common Stock Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. For the three months ended March 31, 2007, the Company repurchased 400,000 shares of common stock under this program at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43. As of March 31, 2007, there were 1,129,100 shares of common stock available for repurchase under this program.

Stock Split

In April 2006, the Company’s Board of Directors approved a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The Board’s approval was subject to approval at the Company’s May 3, 2006 Annual Meeting of Stockholders of a proposal to amend “Article Fourth” of j2 Global’s Amended and Restated Certificate of Incorporation to increase to 95,000,000 the number of shares of common stock authorized for issuance.  This proposal was approved at the Annual Meeting of Stockholders and the stock split was effected May 25, 2006 for shareholders of record at the close of business on May 15, 2006. Each shareholder of record received one additional share for each share held on the record date. All share and per share numbers contained herein, for all periods presented, reflect this stock split.

9.        Stock Options and Employee Stock Purchase Plan

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan and the 2001 Employee Stock Purchase Plan (described below).

 (a)      Second Amended and Restated 1997 Stock Option Plan

The 1997 Stock Option Plan (the “1997 Plan”) was adopted in November 1997 and has twice been amended and restated. This plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. In May 2006, the Company’s shareholders approved an increase in the number of authorized shares of common stock reserved for issuance upon exercise of options or as restricted stock from 10,000,000 to 12,000,000. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s common stock on the date of grant for non-statutory stock options. At March 31, 2007, there were 1,871,077 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan and no additional shares available for grant outside of the 1997 Plan.

Stock Options

The following table represents stock option activity for the three months ended March 31, 2007:

			Weighted-Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2007	4,639,614	$8.58
Granted	290,100	28.50
Exercised	(400,566)	6.31
Canceled	(22,630)	17.71
Outstanding at March 31, 2007	4,506,518	10.04	6.3	$79,898,999
Exercisable at March 31, 2007	2,863,346	4.55	5.1	66,352,038
Vested and expected to vest at March 31, 2007	4,079,293	9.04	6.1	76,376,789

For the three months ended March 31, 2007, the Company granted 290,100 options to purchase shares of common stock pursuant to the 1997 Plan to newly hired and existing members of management. The stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2007 and 2006 were $21.64 and $17.81, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2007 and 2006 were $8.4 million and $1.9 million, respectively.

As of March 31, 2007, there was $19.3 million of total unrecognized compensation expense related to non-vested stock-based compensation awards granted under the 1997 Plan.  That expense is expected to be recognized ratably over a weighted-average period of 3.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the three months ended March 31, 2007 was based on historical volatility of the Company’s common stock.  The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	85%	93%
Weighted-average volatility	85%	93%

Stock-Based Compensation Expense

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$182	$109
Operating expenses:
Sales and marketing	278	265
Research, development and engineering	173	110
General and administrative	1,097	940
	$1,730	$1,424

Restricted Stock

The Company has awarded restricted shares of common stock to members of management and directors of the Company pursuant to the 1997 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. The Company granted 33,800 shares of restricted stock to newly hired members of management pursuant to the 1997 Plan during the three months ended March 31, 2007 and recognized approximately $0.3 million of related compensation expense in the three months ended March 31, 2007 related to restricted stock awards. As of March 31, 2007, the Company has unrecognized stock-based compensation cost of approximately $5.5 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Restricted stock activity for the three months ended March 31, 2007 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	307,840	$19.32
Granted	33,800	28.50
Vested	(3,334)	22.31
Canceled	—	—
Nonvested at March 31, 2007	338,306	20.20

(b)      Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair market value at the end of the offering period. For the three months ended March 31, 2007 and 2006, 2,456 and 3,264 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $62,000 and $130,000 for the three months ended March 31, 2007 and 2006, respectively.

(c)      Section 409A Tax Compensation

In connection with the restatements of the Company’s 2005 and prior period financial statements, which are more fully described in Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company modified the terms of certain stock options as discussed below.

In December 2006 the Company offered each named executive officer and director the option to increase the exercise price of certain of their stock options in order to avoid potential inadvertent taxation under Internal Revenue Code Section 409A (“Section 409A”).  In the first quarter of 2007 the Company made an aggregate compensating payment to such option holders of $0.5 million. For the same purpose, the Company increased the exercise price of certain options held by all other employees during the first quarter of 2007 and will make a compensating payment to these employees of approximately $0.1 million no later than the first quarter of 2008.  The Company has accrued $0.1 million in the first quarter of 2007 with respect to this compensating payment of which approximately $32,000 was paid to employees during the first quarter of 2007 and the remaining amount remains accrued for payments to employees no later than first quarter of 2008.

 In addition, to the extent employees and directors have already incurred a tax liability under Section 409A, the Company plans to reimburse such individuals for that liability plus a gross-up for income taxes owed as a result of such reimbursement.  The estimated impact of these reimbursements was included in general and administrative expense in the condensed consolidated statement of operations for the fourth quarter of 2006 and amounted to $0.7 million, net of tax.

10.      Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007	2006

Numerator for basic and diluted net earnings per common share:
Net earnings	$16,439	$12,311

Denominator:
Weighted-average outstanding shares of common stock	48,822,735	49,249,778
Dilutive effect of:
Employee stock options	1,751,180	1,715,104
Restricted stock	106,178	72,496
Common stock and common stock equivalents	50,680,093	51,037,378

Net earnings per share:
Basic	$0.34	$0.25
Diluted	$0.32	$0.24

11.      Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income.  The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses and the unrealized gains and losses in marketable securities. Comprehensive income for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net earnings	$16,439	$12,311
Foreign currency translation adjustment	166	217
Unrealized loss in marketable securities	—	(6)

Comprehensive income	$16,605	$12,522

12.      Geographic Information

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting periods is presented below.  Such information attributes revenues based on the location of a customer’s Direct Inward Dial number for services using such a number or a customer’s residence for other services (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
United States	$48,077	$37,627
All other countries	6,064	4,391
	$54,141	$42,018

	March 31,	December 31,
	2007	2006
Long-lived assets:
United States	$16,384	$17,377
All other countries	1,778	1,574
	$18,162	$18,951

13.      Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 2007 and 2006 approximated $2,000 and $11,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately zero and $1.3 million for income taxes during the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the Company acquired property and equipment and intangible assets for approximately $135,000 and $182,000, respectively, which have not yet been paid at March 31, 2007.

Through the three months ended March 31, 2007 and 2006, the Company recorded the tax benefit from the exercise of stock options as a reduction of its income tax liability in the amount of approximately $2.8 million and $0.5 million, respectively.

As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

j2 Global Communications, Inc. (“j2 Global”, “the Company”, “our”, or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, UniFaxTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoiceReceptionistTM and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,800 cities in 40 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers.  Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from advertising, patent licensing fees and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.3 million telephone numbers deployed as of March 31, 2007, more than 930,000 were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based annual revenues have increased from $100 million to $168 million from fiscal 2004 through fiscal 2006. The primary reason for this increase was a 64% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the three months ended March 31, 2007 and 2006 (in thousands, except for percentages and average revenue per paying telephone numbers):

	March 31,
	2007	2006
Free service telephone numbers	10,356	10,226
Paying telephone numbers	930	788
Total active telephone numbers	11,286	11,014

	Three Months Ended March 31,
	2007	2006
Subscriber revenues:
Fixed	$37,765	$28,537
Variable	12,528	12,025
Total subscriber revenues	$50,293	$40,562

Percentage of total subscriber revenues:
Fixed	75.1%	70.4%
Variable	24.9%	29.6%

Revenues:
DID-based	$48,130	$38,718
Non-DID-based	6,011	3,300
Total revenues	$54,141	$42,018

Average monthly revenue per paying telephone number(1)	$16.96	$16.39

(1)	See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company’s critical accounting policies are described in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 12, 2007. During the three months ended March 31, 2007, we updated our critical accounting policies as follows:

Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We utilize a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 7 to the accompanying financial statements for information regarding the effects of adopting FIN 48.

Results of Operations for the Three Months Ended March 31, 2007

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $50.3 million and $40.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase in subscriber revenues was due to a price increase discussed below and an increase in our paying subscribers. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, net of cancellations.

During the third quarter of 2006, we began implementing a price increase to new and existing domestic eFax individual subscribers. The monthly subscription fee was increased from $12.95 to $16.95 and annual programs were increased as well. As of March 31, 2007, we have implemented the price change to more than 60% of these customers and we expect to be substantially complete in the second quarter of 2007. Thus far, the results of this price change has exceeded our expectations in terms of the rate of new customer sign-ups and a lesser increase in cancellations. However, due to a number of factors affecting the Company's net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

Other Revenues. Other revenues were $3.8 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues for the three months ended March 31, 2007 resulted primarily from an increase in patent licensing revenues of approximately $2 million from a license agreement with CallWave entered into during the three months ended March 31, 2007 (as further described in Part II, Item 1).

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$182	$109
Sales and marketing	278	265
Research, development and engineering	173	110
General and administrative	1,097	940
	$1,730	$1,424

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.0 million, or 20% of total revenues, and $9.0 million, or 21% of total revenues, for the three months ended March 31, 2007 and 2006, respectively. The cost of revenues as a percentage of revenues for the three months ended March 31, 2007 improved from March 31, 2006 primarily due to enhanced utilization of network capacity. In addition, other revenues as discussed above generally has little or no cost associated with it and therefore the cost of revenues as a percentage of revenues declined period over period.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Sales and marketing expenses were $8.8 million, or 16% of total revenues, and $6.9 million, or 16% of total revenues, for the three months ended March 31, 2007 and 2006, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2007 was primarily due to increased Internet-based advertising and partner marketing spend and additional marketing personnel which primarily consisted of increased international marketing spend and the testing of new forms of marketing such as radio advertisements.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.7 million, or 5% of total revenues, and $1.9 million, or 5% of total revenues, for the three months ended March 31, 2007 and 2006, respectively. The increase in research, development and engineering costs for the three months ended March 31, 2007 as compared to the same periods in the prior year was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $9.8 million, or 18% of total revenues, and $7.9 million, or 19% of total revenues, for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses as a percentage of revenue for the three months ended March 31, 2007 have remained consistent compared to the same period in the prior year. The increase in general and administrative expenses for the three months ended March 31, 2007 was primarily attributable to higher professional fees and bad debt expense, additional personnel due to internal growth and acquisitions, and additional payroll tax expenses.

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income was $1.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest and other income, net, was primarily due to higher cash and investment balances and higher interest rates period over period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $7.1 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. Income tax expense for the three months ended March 31, 2007 is based on a worldwide estimated effective tax rate for 2007 of approximately 30%, which is the same effective tax rate for the three months ended March 31, 2006. We expect our fiscal 2007 effective tax rate to be approximately 30% compared to an effective tax rate for fiscal 2006 of approximately 27%. This expected increase in our income tax rate is primarily attributable to an expected increase in the proportion of our taxable income being sourced in the U.S. with higher tax rates than in foreign jurisdictions.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2007, we had cash and investments of $210.3 million, consisting of cash and cash equivalents of $103.9 million, short-term investments of $103.2 million and long-term investments of $3.2 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, auction rate debt and preferred securities. For financial statement presentation, we classify our investments primarily as held-to-maturity, and thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and five years from the date of the financial statements. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $26.7 million and $19.2 million for the three months ended March 31, 2007 and 2006, respectively. Our operating cash flows resulted primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Our cash and cash equivalents and short-term investments were $207.1 million at March 31, 2007.

Net cash used in investing activities was approximately $12.9 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets, and purchases of property and equipment.  For the three months ended March 31, 2006, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets and purchases of property and equipment.

Net cash (used in) provided by financing activities was approximately $(5.6) million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.  For the three months ended March 31, 2007, net cash used in financing activities was primarily comprised of the repurchase of our common stock and repayment of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan and excess tax benefits resulting from stock option exercises. For the three months ended March 31, 2006, net cash provided by financing activities was primarily comprised of the excess tax benefits resulting from stock option exercises, proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan offset by the repayments of long-term debt.

Stock Repurchase Program

In March 2006, our Board of Directors approved a program authorizing the repurchase of up to 2,000,000 shares of our common stock through December 2008. For the three months ended March 31, 2007, we repurchased a total of 400,000 shares at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43.  As of March 31, 2007, there were 1,129,100 shares of our common stock available for repurchase under this program.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, investment requirements, commitments and repurchases of our common stock for at least the next 12 months.

Forward-Looking Information

        In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (together, the “Risk Factors”), the results of any acquisition we may complete and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, or our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure and retain large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation or higher-than-expected tax rates or exposure to additional income tax liabilities;

o	Successfully manage our cost structure, including but not limited to our telecommunication- and personnel-related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Avoid unanticipated tax liabilities worldwide;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services; and

o	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements, including but not limited to the impact on our tax rate of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2007	2006
	(In thousands except average monthly
	revenue per paying telephone number)

DID-based revenues	$48,130	$38,718
Less other revenues	1,396	1,157
Total paying telephone number revenues	$46,734	$37,561

Average paying telephone number monthly
revenue (total divided by number of months)	$15,578	$12,520

Number of paying telephone numbers
Beginning of period	907	740
End of period	930	788

Average of period	918	764

Average monthly revenue per paying telephone number(1)	$16.96	$16.39

(1)	Due to rounding, individual numbers may not recalculate.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2007, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short- and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. As of March 31, 2007, we had investments in debt securities with effective maturities between three months and one year of approximately $103.2 million. Such investments had a weighted-average yield of approximately 4.1%. As of March 31, 2007, we had investments in debt securities with effective maturities between one and five years of approximately $3.2 million. Such investments had a weighted average yield of approximately 5.3%. Based on our cash and cash equivalents and short-term and long-term investment holdings as of March 31, 2007, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.1 million.

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

Foreign exchange gains and losses were not material to our earnings for the three months ended March 31, 2007. However, we periodically review our strategy for hedging transaction risks. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 4.          Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

j2 Global’s management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

 (b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following three companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Venali, Inc. (“Venali”), Protus IP Solutions, Inc. and Go Daddy Group, Inc.. (“Go Daddy”).

In the previously disclosed patent infringement action by us against CallWave, Inc., we reached an agreement on March 13, 2007 to settle our dispute. Under this agreement, CallWave has paid $4 million plus agreed to a running royalty of at least 10% on fax services, and all litigation has been dismissed without prejudice.

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

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortuous interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali. On February 16, 2007, we moved to dismiss certain of Venali’s counterclaims for failure to state a claim and moved to strike certain counterclaims under the California Anti-SLAPP statute.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability.

From September through November 2006, four derivative actions were commenced against us (as a nominal defendant) and certain of our current and former directors and/or officers. Two of these actions were filed in California Superior Court for the County of Los Angeles and two in the United States District Court for the Central District of California. The plaintiffs in the state actions included Melinda and Anthony Hasselbring and Clement Shaw, and in the federal actions include Phillip Lawrence and Beverly Holt. The complaints alleged that the individual defendants breached their fiduciary duties and disseminated false financial statements by participating in improperly backdating stock option grants to provide increased compensation to Company insiders. The plaintiffs purported to assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement, corporate waste, violations of California Corporations Code Section 25402 and 25403 and, in the federal actions, violations of Section 10(b) of the Exchange Act. The lawsuits sought a variety of legal and equitable relief, including damages, cancellation of stock options, an accounting, recovery of profits earned by certain individual defendants in exercising the challenged options, and treble damages for violations of the California Corporations Code. On March 19, 2007, the parties to both the state and federal actions entered into a settlement agreement that provides for dismissal of the four derivative cases and a release of all current and potential claims relating to our stock option granting practices. On April 18, 2007, the state court heard argument on a motion for approval and approved the settlement, but reserved ruling on the plaintiffs’ attorneys’ fees pending submission of additional information by plaintiffs. Pursuant to the terms of the settlement, on April 19, 2007, the parties to the federal actions filed a stipulation and proposed order dismissing those actions with prejudice with the federal court.

On October 17, 2006, Go Daddy filed suit against us and our affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleges several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and seeks declaratory judgments of invalidity and non-infringement. Go Daddy’s claims relate in substantial part to the patent infringement action by us against Go Daddy referred to above. Go Daddy is seeking damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. We have moved to dismiss the action in its entirety, or alternatively, to stay the action pending the reexamination of certain of our patents at issue in the case.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K Risk Factors”).  If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There are no material changes from the 10-K Risk Factors.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In March 2006, our Board of Directors approved a common stock repurchase program whereby we were authorized to repurchase up to 2,000,000 shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.

The following table details the repurchases that were made under the program during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2007 - January 31, 2007	303,000	$25.29	773,900	1,226,100
February 1, 2007 - February 28, 2007	97,000	$25.86	870,900	1,129,100
March 1, 2007 - March 31, 2007	—	—	870,900	1,129,100

(1)	Average price paid per share excludes commissions.

Item 6.          Exhibits

31(a)	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: May 9, 2007	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Co-President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2007	By:	/s/ GREGGORY KALVIN
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