Form 10-Q
period 2007-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2007-08-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the registrant had 49,549,935 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

			PAGE
PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
.
	Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 6.	Exhibits	26

	Items 3 and 5 are not applicable and have been omitted

	Signature		27

	Index to Exhibits
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$108,147	$95,605
Short-term investments	114,455	83,498
Accounts receivable, net of allowances of $1,098 and $1,105, respectively	12,984	11,989
Prepaid expenses and other	4,155	4,779
Deferred income taxes	2,643	2,643
Total current assets	242,384	198,514

Long-term investments	10,455	12,493
Property and equipment, net	19,407	18,951
Goodwill	31,135	30,954
Other purchased intangibles, net	23,114	21,400
Deferred income taxes	5,614	5,406
Other assets	412	442
Total assets	$332,521	$288,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$14,827	$17,117
Income taxes payable	3,125	4,511
Deferred revenue	14,209	11,530
Current portion of long-term debt	3	149
Total current liabilities	32,164	33,307

Accrued income taxes	27,971	—
Other	87	112
Total liabilities	60,222	33,419

Commitments and contingencies	—	—

Total stockholders’ equity	272,299	254,741
Total liabilities and stockholders’ equity	$332,521	$288,160

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Subscriber	$52,613	$42,671	$102,906	$83,233
Other	1,367	1,595	5,215	3,051
	53,980	44,266	108,121	86,284
Cost of revenues (including stock-based compensation of $140 and $322 for the three and six months of 2007, respectively, and $97 and $206 for the three and six months of 2006, respectively)	10,232	9,289	21,222	18,299
Gross profit	43,748	34,977	86,899	67,985
Operating expenses:
Sales and marketing (including stock-based compensation of $264 and $542 for the three and six months of 2007, respectively, and $275 and $540 for the three and six months of 2006, respectively)	9,672	7,493	18,452	14,357
Research, development and engineering (including stock-based compensation of $184 and $357 for three and six months of 2007, respectively, and $153 and $263 for the three and six months of 2006, respectively)	2,976	1,944	5,689	3,836
General and administrative (including stock-based compensation of $1,114 and $2,211 for the three and six months of 2007, respectively, and $1,139 and $2,079 for the three and six months of 2006, respectively)	8,950	8,350	18,775	16,250

Total operating expenses	21,598	17,787	42,916	34,443

Operating earnings	22,150	17,190	43,983	33,542
Interest and other income, net	2,398	1,080	4,123	2,336
Earnings before income taxes	24,548	18,270	48,106	35,878
Income tax expense	7,470	5,071	14,589	10,368
Net earnings	$17,078	$13,199	$33,517	$25,510

Net earnings per common share:
Basic	$0.35	$0.27	$0.68	$0.52
Diluted	$0.33	$0.26	$0.66	$0.50
Weighted average shares outstanding:
Basic	49,108,309	49,349,536	48,966,111	49,299,933
Diluted	51,007,561	51,186,073	50,844,416	51,056,246

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$33,517	$25,510
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	4,570	3,960
Stock-based compensation	3,549	3,088
Tax benefit of vested restricted stock	5	—
Tax benefit of stock option exercises	3,694	1,036
Excess tax benefits on stock option exercises	(2,943)	(941)
Deferred income taxes	(208)	(879)
Loss on disposal of fixed assets	194	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(922)	(577)
Prepaid expenses and other	632	379
Other assets	114	(294)
(Decrease) increase in:
Accounts payable and accrued expenses	(3,061)	564
Income taxes payable	(1,381)	(1,078)
Deferred revenue	2,663	2,625
Accrued income taxes	9,373	—
Other	(24)	102
Net cash provided by operating activities	49,772	33,495

Cash flows from investing activities:
Net purchases of available-for-sale investments	(34,575)	(25,635)
Net redemptions of held-to-maturity investments	5,656	25,864
Purchases of property and equipment	(3,035)	(4,045)
Acquisition of businesses, net of cash received	(87)	(504)
Purchases of intangible assets	(3,066)	(1,867)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(35,107)	(6,177)

Cash flows from financing activities:
Repurchases of common stock	(10,184)	—
Repurchase of restricted stock	(36)	—
Issuance of common stock under employee stock purchase plan	132	283
Exercise of stock options	4,672	658
Excess tax benefits on stock option exercises	2,943	941
Repayment of long-term debt	(147)	(323)
Net cash (used in) provided by financing activities	(2,620)	1,559

Effect of exchange rate changes on cash and cash equivalents	497	1,762

Net increase in cash and cash equivalents	12,542	30,639
Cash and cash equivalents at beginning of period	95,605	36,301
Cash and cash equivalents at end of period	$108,147	$66,940

   See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.      Basis of Presentation

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers fax, voicemail, email and call handling services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, eFax Corporate®, Fax.comTM, Send2Fax®, UniFaxTM, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoice ReceptionistTM and Electric Mail®.

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

Income Taxes

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption, the Company recorded an approximately $18.6 million increase in accrued income taxes in the condensed consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. See Note 6 for further information regarding the effects of adopting FIN 48.

2.      Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, stock-based compensation expense, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The changes in carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2007 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2007	Additions	Amortization	Translation	June 30, 2007
Goodwill	$30,954	$4	$—	$177	$31,135
Intangible assets with indefinite lives	2,063	159	—	—	2,222
Intangible assets subject to amortization	19,337	3,164	(1,649)	40	20,892
	$52,354	$3,327	$(1,649)	$217	$54,249

Intangible assets with indefinite lives relate primarily to a trade name. As of June 30, 2007, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	9.1 years	$18,329	$4,119	$14,210
Technology	2.5 years	3,378	3,044	334
Customer relationships	4.7 years	3,641	2,052	1,589
Trade name	16.6 years	5,408	649	4,759
Total		$30,756	$9,864	$20,892

Amortization expense, included in general and administrative expense, during the three-month periods ended June 30, 2007 and 2006 approximated $0.9 million and $0.6 million, respectively.  Amortization expense, included in general and administrative expense, during the six-month periods ended June 30, 2007 and 2006 approximated $1.6 million and $1.2 million, respectively. Amortization expense is estimated to approximate $3.4 million, $3.5 million, $3.2 million, $2.4 million and $1.7 million for fiscal years 2007 through 2011, respectively, and $8.4 million thereafter through the duration of the amortization period.

5.      Litigation

In February 2004 and July 2005, the Company filed two lawsuits against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California for infringement of several of its patents. On June 21, 2006, Venali filed suit against the Company and its affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of the Company’s procurement and enforcement of its patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying and attempted monopolization) as well as tortious interference with business relationships, trademark infringement, and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by the Company against Venali.  On April 13, 2007, the court granted in part the Company’s motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend, and denying the motion as to Venali’s tortious interference, attempted monopolization, sham litigation and unfair competition counterclaims.  Venali has yet to file amended counterclaims.

On December 12, 2006, Venali filed suit against the Company in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”). Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, the Company filed an answer to the complaint denying liability.  On May 17, 2007, the Company filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007. The Company plans to move to stay the action pending the reexamination.

On October 17, 2006, The Go Daddy Group, Inc. (“Go Daddy”) filed suit against the Company and its affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleged several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and sought declaratory judgments of invalidity and non-infringement. Go Daddy’s claims related in substantial part to a patent infringement action by the Company against Go Daddy. Go Daddy sought damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs. On July 13, 2007, pursuant to an agreement between Go Daddy and the Company, Go Daddy’s lawsuit was dismissed without prejudice.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against the Company in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494. Bear Creek is seeking damages in the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability and asserting counterclaims of non-infringement and invalidity.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against the Company, certain of its current and former officers and/or directors, one of its affiliates and several other parties in the United States District Court for the Northern District of Illinois. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of the Company’s procurement and enforcement of its patents and its acquisition of certain companies.  IGC’s claims relate in sudstantial part to a patent infringement action by the Company against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. The Company has not yet responded to the complaint.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that the Company has attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act.  The claims relate in substantial part to the patent infringement actions by the Company against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. The Company has not yet responded to the complaint.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect its business, financial position, results of operations or cash flows in a particular period.

6.      Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Prior to the adoption of FIN 48, the Company recorded reserves related to uncertain tax positions as a current liability, whereas upon adoption of FIN 48, the Company reclassified tax reserves of approximately $6.0 million related to uncertain tax positions for which a cash tax payment is not expected within the next twelve months to noncurrent liabilities.  As of January 1, 2007, the total amount of unrecognized tax benefits was $24.6 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. The Company recognized an additional $1.7 million and $3.4 million of unrecognized tax benefits during the first three and six months of 2007, respectively, relating to tax positions taken during those periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $1.2 million in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007. For the three and six months ended June 30, 2007, the Company recognized an additional $0.3 million and $0.5 million, respectively, of interest and penalties, net of deferred income tax benefit, within income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities, for years before 2003.

Although the timing of any tax audits and their resolution is highly uncertain, the Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months.

7.      Stockholders’ Equity

Common Stock Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. During the three months ended March 31, 2007, the Company repurchased 400,000 shares of common stock under this program at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43. The Company did not make any common stock repurchases during the three months ended June 30, 2007. As of June 30, 2007, there were 1,129,100 shares of common stock available for repurchase under this program.

8.      Stock Options and Employee Stock Purchase Plan

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan and the 2001 Employee Stock Purchase Plan (described below).

 (a)           Second Amended and Restated 1997 Stock Option Plan

The 1997 Stock Option Plan (the “1997 Plan”) was adopted in November 1997 and has twice been amended and restated. This plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s common stock on the date of grant for non-statutory stock options. At June 30, 2007, there were 1,783,133 additional shares underlying options and shares of restricted stock available for grant under the 1997 Plan and no additional shares available for grant outside of the 1997 Plan.

Stock Options

The following table represents stock option activity for the six months ended June 30, 2007:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2007	4,639,614	$8.58
Granted	413,100	29.83
Exercised	(571,261)	8.18
Canceled	(72,346)	22.05
Outstanding at June 30, 2007	4,409,107	10.43	6.2	$107,906,635
Exercisable at June 30, 2007	2,791,473	4.29	4.8	85,448,577
Vested and expected to vest at June 30, 2007	4,085,580	9.59	6.0	103,415,024

For the six months ended June 30, 2007, the Company granted 413,100 options to purchase shares of common stock pursuant to the 1997 Plan to newly hired and existing members of management. The stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2007 and 2006 were $21.27 and $18.81, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2007 and 2006 were $11.6 million and $3.3 million, respectively.

As of June 30, 2007, there was $19.5 million of total unrecognized compensation expense related to non-vested stock-based compensation awards granted under the 1997 Plan.  That expense is expected to be recognized ratably over a weighted-average period of 3.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the six months ended June 30, 2007 is based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.7%	4.8%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	75%	92%
Weighted-average volatility	75%	92%

Stock-Based Compensation Expense

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$140	$97	$322	$206
Operating expenses:
Sales and marketing	264	275	542	540
Research, development and engineering	184	153	357	263
General and administrative	1,114	1,139	2,211	2,079
	$1,702	$1,664	$3,432	$3,088

Restricted Stock

The Company has awarded restricted shares of common stock to members of its Board of Directors and to management pursuant to the 1997 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. The Company granted 63,800 shares of restricted stock to newly hired and existing members of management pursuant to the 1997 Plan during the six months ended June 30, 2007 and recognized approximately $0.5 million of related compensation expense in the six months ended June 30, 2007 related to restricted stock awards. As of June 30, 2007, the Company has unrecognized stock-based compensation cost of approximately $5.9 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted stock activity for the six months ended June 30, 2007 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	307,840	$19.32
Granted	63,800	30.86
Vested	(3,334)	22.31
Canceled	(12,006)	22.10
Nonvested at June 30, 2007	356,300	21.26

(b)           Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair market value at the end of the offering period. For the six months ended June 30, 2007 and 2006, 5,040 and 13,682 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $0.1 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

(c)           Section 409A Tax Compensation

In connection with the restatements of the Company’s 2005 and prior period financial statements, which are more fully described in Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company modified the terms of certain stock options as discussed below.

In December 2006 the Company offered each named executive officer and director the option to increase the exercise price of certain of their stock options in order to avoid potential inadvertent taxation under Internal Revenue Code Section 409A (“Section 409A”).  During the six months ended June 30, 2007 the Company made an aggregate compensating payment to such option holders of $0.5 million. For the same purpose, the Company increased the exercise price of certain options held by all other employees during the six months ended June 30, 2007 and will make a compensating payment to these employees of approximately $0.1 million no later than the first quarter of 2008.  The Company has accrued $0.1 million as of June 30, 2007 with respect to this compensating payment of which approximately $32,000 was paid to employees during the six months ended June 30, 2007 and the remaining amount remains accrued for payments to employees no later than first quarter of 2008.

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

9.      Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator for basic and diluted net earnings per common share:
Net earnings	$17,078	$13,199	$33,517	$25,510

Denominator:
Weighted-average outstanding shares of common stock	49,108,309	49,349,536	48,966,111	49,299,933
Dilutive effect of:
Employee stock options	1,771,612	1,749,426	1,761,396	1,676,516
Restricted stock	127,640	87,111	116,909	79,797
Common stock and common stock equivalents	51,007,561	51,186,073	50,844,416	51,056,246

Net earnings per share:
Basic	$0.35	$0.27	$0.68	$0.52
Diluted	$0.33	$0.26	$0.66	$0.50

10.      Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income.  The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses and the unrealized gains and losses in marketable securities. Comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$17,078	$13,199	$33,517	$25,510
Foreign currency translation adjustment	640	2,508	806	2,719

Comprehensive income	$17,718	$15,707	$34,323	$28,229

11.      Geographic Information

The Company maintains operations in the United States, Canada, Ireland, the United Kingdom and other international territories. Geographic information about the United States and international territories for the reporting periods is presented below.  Such information attributes revenues based on the location of a customer’s Direct Inward Dial (“DID”) number for services using such a number or a customer’s residence for other services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
United States	$47,394	$39,422	$95,471	$77,049
All other countries	6,586	4,844	12,650	9,235
	$53,980	$44,266	$108,121	$86,284

	June 30,	December 31,
	2007	2006
Long-lived assets:
United States	$16,764	$17,377
All other countries	2,643	1,574
	$19,407	$18,951

12.      Supplemental Cash Flow Information

Cash paid for interest during the six months ended June 30, 2007 and 2006 approximated $7,000 and $17,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $2.6 million and $11.3 million for income taxes during the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, the Company acquired property and equipment and intangible assets for approximately $392,000 and $257,000, respectively, which have not yet been paid at June 30, 2007.

Through the six months ended June 30, 2007 and 2006, the Company recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of its income tax liability in the amount of approximately $3.7 million and $1.0 million, respectively.

As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

13.      Subsequent Event

On July 13, 2007, the Company acquired YAC Limited (“YAC”), an Ireland-based provider of messaging services whose customers are predominantly located in the United Kingdom. In connection with the acquisition, the Company paid an immaterial amount of cash in exchange for all outstanding shares of capital stock.

The Company announced that on July 24, 2007 it appointed two additional independent members to its Board of Directors: William Brian Kretzmer and Stephen Ross.  For more information see the Company’s Form 8-K filed with the SEC on July 30, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

j2 Global Communications, Inc. (“j2 Global”, “the Company”, “our”, or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, Fax.comTM, Send2Fax®, UniFaxTM, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoice ReceptionistTM and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 2,900 cities in 42 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers.  Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscription customers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.6 million telephone numbers deployed as of June 30, 2007, more than 972,000 were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

The following table sets forth our key operating metrics for the three and six months ended June 30, 2007 and 2006 (in thousands, except for percentages and average revenue per paying telephone numbers):

	June 30,
	2007	2006
Free service telephone numbers	10,671	10,538
Paying telephone numbers	973	836
Total active telephone numbers	11,644	11,374

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Subscriber revenues:
Fixed	$39,653	$29,855	$77,417	$58,393
Variable	12,960	12,816	25,489	24,840
Total subscriber revenues	$52,613	$42,671	$102,906	$83,233

Percentage of total subscriber revenues:
Fixed	75.4%	70.0%	75.2%	70.2%
Variable	24.6%	30.0%	24.8%	29.8%

Revenues:
DID-based	$50,084	$40,683	$98,214	$79,401
Non-DID-based	3,896	3,583	9,907	6,883
Total revenues	$53,980	$44,266	$108,121	$86,284

Average monthly revenue per paying
telephone number(1)	$16.96	$16.15	$16.88	$16.26

(1)	See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company’s critical accounting policies are described in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 12, 2007. During the six months ended June 30, 2007, we updated our critical accounting policies as follows:

Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. We utilize a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 6 to the accompanying financial statements for information regarding the effects of adopting FIN 48.

Results of Operations for the Three and Six Months Ended June 30, 2007

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $52.6 million and $42.7 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, subscriber revenues were $102.9 million and $83.2 million, respectively. The increase in subscriber revenues was due to an increase in our paying subscribers and a price increase described below. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, net of cancellations.

During the third quarter of 2006, we began implementing a price increase to new and existing domestic eFax individual subscribers. The monthly subscription fee was increased from $12.95 to $16.95 and annual programs were increased as well. As of June 30, 2007, we have implemented the price change to approximately 80% of these customers. Thus far, the results of this price change have met our expectations in terms of the rate of new customer sign-ups and cancellations. However, due to a number of factors affecting the Company’s net sign-ups and related revenues during a given reporting period, it is not possible to quantify the financial impact of the price increase.

Other Revenues. Other revenues were $1.4 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, other revenues were $5.2 million and $3.1 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. Other revenues for the three months ended June 30, 2007 has remained consistent compared to the same period in prior year. The increase in other revenues for the six months ended June 30, 2007 resulted primarily from an increase in patent licensing revenues of approximately $2 million from a license agreement with CallWave, Inc. entered into during the first quarter of 2007.

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$140	$97	$322	$206
Sales and marketing	264	275	542	540
Research, development and engineering	184	153	357	263
General and administrative	1,114	1,139	2,211	2,079
	$1,702	$1,664	$3,432	$3,088

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $10.2 million, or 19% of total revenues, and $9.3 million, or 21% of total revenues, for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, cost of revenues was $21.2 million, or 20% of total revenues,  and  $18.3 million, or 21% of total revenues, respectively. The cost of revenues as a percentage of revenues for the three and six months ended June 30, 2007 improved primarily due to the price increase as discussed above which has little or no cost associated with it as well as enhanced utilization of network capacity. In addition, the increase in other revenues for the six months ended June 30, 2007 discussed above had minimal associated cost of revenues resulting in cost of revenues as a percentage of revenues declining period over period.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Sales and marketing expenses were $9.7 million, or 18% of total revenues, and $7.5 million, or 17% of total revenues, for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, sales and marketing expenses were $18.5 million, or 17% of total revenues, and $14.4 million, or 17% of total revenues, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 2007 was primarily due to increased Internet-based advertising and partner marketing expense principally relating to international marketing and testing new forms of domestic marketing such as radio advertisements.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.0 million, or 6% of total revenues, and $1.9 million, or 4% of total revenues, for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, research, development and engineering costs were $5.7 million, or 5% of total revenues, and $3.8 million, or 4% of total revenues, respectively. The increase in research, development and engineering costs for the three and six months ended June 30, 2007 as compared to the same periods in the prior year was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $9.0 million, or 17% of total revenues, and $8.4 million, or 19% of total revenues, for the three months ended June 30, 2007 and 2006, respectively. General and administrative costs were $18.8 million, or 17% of total revenues, and $16.3 million, or 19% of total revenues, for the six months ended June 30, 2007 and 2006, respectively. General and administrative expenses as a percentage of revenue for the three and six months ended June 30, 2007 have decreased compared to the same period in the prior year primarily due to lower professional fees.

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net, was $2.4 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $4.1 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest and other income, net, was primarily due to higher cash and investment balances and higher interest rates period over period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $7.5 million and $5.1 million for the three months ended June 30, 2007 and 2006, respectively. Income tax expense for the six months ended June 30, 2007 and 2006 was $14.6 million and $10.4 million, respectively. Income tax expense for the six months ended June 30, 2007 is based on a worldwide estimated effective tax rate for 2007 of approximately 30% compared to our estimated effective tax rate of 29% for the six months ended June 30, 2006. We expect our fiscal 2007 effective tax rate to be approximately 30% compared to an effective tax rate for fiscal 2006 of approximately 27%. This expected increase in our income tax rate is primarily attributable to an expected increase in the proportion of our taxable income being sourced in the U.S. with higher tax rates than in foreign jurisdictions.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2007, we had cash and investments of $233.1 million, consisting of cash and cash equivalents of $108.1 million, short-term investments of $114.5 million and long-term investments of $10.5 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, auction rate debt and preferred securities. For financial statement presentation, we classify our investments primarily as held-to-maturity, and thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and five years from the date of the financial statements. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $49.8 million and $33.5 million for the six months ended June 30, 2007 and 2006, respectively. Our operating cash flows resulted primarily from cash received from our subscribers, offset by cash payments we made to third parties for their services, employee compensation and tax payments. Our cash and cash equivalents and short-term investments were $222.6 million at June 30, 2007.

Net cash used in investing activities was approximately $35.1 million and $6.2 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets, and purchases of property and equipment.  For the six months ended June 30, 2006, net cash used in investing activities was primarily attributable to net purchases and redemption of investments, net purchases of property and equipment, purchases of intangible assets and acquisitions of businesses.

Net cash (used in) provided by financing activities was approximately $(2.6) million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007, net cash used in financing activities was primarily comprised of the repurchase of our common stock, repayment of long-term debt, and repurchase of our restricted stock, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan and excess tax benefits resulting from stock option exercises. For the six months ended June 30, 2006, net cash provided by financing activities was primarily comprised of the excess tax benefits resulting from stock option exercises, proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan offset by the repayments of long-term debt.

Stock Repurchase Program

In March 2006, our Board of Directors approved a program authorizing the repurchase of up to 2,000,000 shares of our common stock through December 2008.  For the three months ended March 31, 2007, we repurchased a total of 400,000 shares at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43.  The Company did not make any common stock repurchases during the three months ended June 30, 2007.  As of June 30, 2007, there were 1,129,100 shares of our common stock available for repurchase under this program.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, investment requirements, commitments and repurchases of our common stock for at least the next 12 months.

Forward-Looking Information

         In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, or our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure and retain large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation or higher-than-expected tax rates or exposure to additional income tax liabilities;

o	Successfully manage our cost structure, including but not limited to our telecommunication- and personnel-related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Not incur unanticipated tax liabilities and accurately estimate the assumptions underlying our effective worldwide tax rate ;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services;
and

o	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements.

Calculation of Average Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$50,084	$40,683	$98,214	$79,401
Less other revenues	1,662	1,313	3,059	2,470
Total paying telephone number revenues	$48,422	$39,370	$95,155	$76,931

Average paying telephone number monthly
revenue (total divided by number of months)	$16,141	$13,123	$15,859	$12,822

Number of paying telephone numbers
Beginning of period	930	788	907	740
End of period	973	837	973	837

Average of period	952	812	940	788

Average monthly revenue per paying telephone number(1)	$16.96	$16.15	$16.88	$16.26

(1) Due to rounding, individual numbers may not add.  In addition, for average monthly revenue per paying telephone number (“ARPU”), the average number of paid DIDs for the six-month period will differ from the average of the first two quarterly average paid DIDs calculations resulting in a different ARPU for the six months as compared to the average of the ARPU for the first two quarterly periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2007, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short- and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. As of June 30, 2007, we had investments in debt securities with effective maturities between three months and one year of approximately $114.5 million. Such investments had a weighted-average yield of approximately 4.0%. As of June 30, 2007, we had investments in debt securities with effective maturities between one and five years of approximately $10.5 million. Such investments had a weighted average yield of approximately 4.9%. Based on our cash and cash equivalents and short-term and long-term investment holdings as of June 30, 2007, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.3 million.

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

Foreign exchange gains and losses were not material to our earnings for the six months ended June 30, 2007.  However, we periodically review our strategy for hedging transaction risks. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

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

 (b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following two companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Venali, Inc. (“Venali”) and Protus IP Solutions, Inc.

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

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying, and attempted monopolization) as well as tortious interference with business relationships, trademark infringement and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali.   On April 13, 2007, the court granted in part our motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend, and denying the motion as to Venali’s tortious interference, attempted monopolization, sham litigation, and unfair competition counterclaims.  Venali has yet to file amended counterclaims.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”).  Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs.  On March 6, 2007, we filed an answer to the complaint denying liability.  On May 17, 2007, we filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007.  We plan to move to stay the action pending the reexamination.

On October 17, 2006, The Go Daddy Group, Inc. (“Go Daddy”) filed suit against us and our affiliate in the United States District Court for the District of Arizona. In its complaint, Go Daddy alleged several violations of antitrust law, both federal and Arizona (fraudulent procurement of patents, fraudulent enforcement of patents, conspiracy to monopolize, monopolization and attempted monopolization) as well as unfair competition, and sought declaratory judgments of invalidity and non-infringement. Go Daddy’s claims related in substantial part to the patent infringement action by us against Go Daddy. Go Daddy sought damages, including treble damages for the antitrust claims, punitive damages, attorneys’ fees and costs.   On July 13, 2007, pursuant to an agreement between Go Daddy and us, Go Daddy’s lawsuit was dismissed without prejudice.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494.  Bear Creek is seeking damages in the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs.  On June 29, 2007, we filed an answer to the complaint denying liability and asserting counterclaims of non-infringement and invalidity.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Illinois.  The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies.  IGC’s claims relate in substantial part to a patent infringement action by us against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs.  We have not yet responded to the complaint.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act.  The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs.  We have not yet responded to the complaint.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, financial position, results of operations or cash flows in a particular period.

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

The following table details the repurchases that were made under the program during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2007 - April 30, 2007	—	—	870,900	1,129,100
May 1, 2007 - May 31, 2007	—	—	870,900	1,129,100
June 1, 2007 - June 30, 2007	—	—	870,900	1,129,100

Item 4.   Submission of Matters to Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on May 3, 2007 in Los Angeles, California. The following matters were submitted to our shareholders for a vote at the Annual Meeting:

1.  To elect the following five directors nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:

Nominee	Votes For	Withheld or Abstained
Douglas Y. Bech	41,391,968	4,593,364
Robert J. Cresci	39,833,847	6,151,485
Richard S. Ressler	29,569,231	16,416,101
John F. Rieley	21,913,230	24,072,102
Michael P. Schulhof	41,392,577	4,592,755

2. A proposal to approve j2 Global’s 2007 Stock Plan. This proposal was not approved based on the following vote:

For	15,351,820
Against	23,811,812
Abstain	41,403
Broker non-votes	6,780,297

The Company anticipates holding a special meeting of stockholders to submit a modified version of the 2007 Stock Plan for stockholder approval prior to the November 2007 termination of the Company’s 1997 Stock Option Plan.

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: August 7, 2007	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.