Form 10-Q
period 2007-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2007-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☐  No ☒

As of October 31, 2007, the registrant had 49,331,644 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

			PAGE
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
.
	Item 4.	Controls and Procedures	24

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	28

	Items 3, 4 and 5 are not applicable and have been omitted

	Signature		29

	Index to Exhibits
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$132,096	$95,605
Short-term investments	97,672	83,498
Accounts receivable,
net of allowances of $1,183 and $1,105, respectively	16,049	11,989
Prepaid expenses and other current assets	5,536	4,779
Deferred income taxes	2,643	2,643
Total current assets	253,996	198,514

Long-term investments	10,019	12,493
Property and equipment, net	21,289	18,951
Goodwill	36,891	30,954
Other purchased intangibles, net	27,349	21,400
Deferred income taxes	5,833	5,406
Other assets	278	442
Total assets	$355,655	$288,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$20,069	$17,117
Income taxes payable	167	4,511
Deferred revenue	14,626	11,530
Current portion of long-term debt	—	149
Total current liabilities	34,862	33,307

Accrued income taxes	28,569	—
Other	73	112
Total liabilities	63,504	33,419

Commitments and contingencies	—	—

Total stockholders’ equity	292,151	254,741
Total liabilities and stockholders’ equity	$355,655	$288,160

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Subscriber	$54,029	$44,491	$156,935	$127,724
Other	1,717	1,400	6,932	4,451
	55,746	45,891	163,867	132,175

Cost of revenues (including stock-based compensation of $169 and $491 for the three and nine months of 2007, respectively, and $97 and $303 for the three and nine months of 2006, respectively)	11,168	9,648	32,390	27,947
Gross profit	44,578	36,243	131,477	104,228

Operating expenses:
Sales and marketing (including stock-based compensation of $304 and $846 for the three and nine months of 2007, respectively, and $266 and $807 for the three and nine months of 2006, respectively)	10,218	8,141	28,670	22,498
Research, development and engineering (including stock-based compensation of $186 and $543 for the three and nine months of 2007, respectively, and $149 and $413 for the three and nine months of 2006, respectively)	3,045	2,129	8,734	5,965
General and administrative (including stock-based compensation of $1,209 and $3,420 for the three and nine months of 2007, respectively, and $995 and $3,073 for the three and nine months of 2006, respectively)	10,042	10,204	28,817	26,454

Total operating expenses	23,305	20,474	66,221	54,917

Operating earnings	21,273	15,769	65,256	49,311
Interest and other income, net	2,598	1,586	6,721	3,922
Earnings before income taxes	23,871	17,355	71,977	53,233
Income tax expense	5,783	4,565	20,372	14,933
Net earnings	$18,088	$12,790	$51,605	$38,300

Net earnings per common share:
Basic	$0.37	$0.26	$1.05	$0.78
Diluted	$0.35	$0.25	$1.01	$0.75
Weighted average shares outstanding:
Basic	49,215,250	49,218,918	49,050,697	49,272,631
Diluted	51,075,957	51,107,362	50,923,136	51,072,988

See Notes to Condensed Consolidated Financial Statements

     j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$51,605	$38,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,188	5,996
Stock-based compensation	5,417	4,596
Tax benefit of vested restricted stock	363	24
Tax benefit of stock option exercises	4,843	1,381
Excess tax benefits on stock option exercises	(3,460)	(1,290)
Deferred income taxes	(426)	(1,214)
Loss on disposal of fixed assets	194	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(3,794)	(1,725)
Prepaid expenses and other current assets	(740)	(2,064)
Other assets	160	(177)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,541)	3,018
Income taxes payable	(4,350)	(2,970)
Deferred revenue	3,036	3,135
Accrued income taxes	9,971	—
Other	(38)	92
Net cash provided by operating activities	68,428	47,102

Cash flows from investing activities:
Net purchases of available-for-sale investments	(23,740)	(18,655)
Net redemptions of held-to-maturity investments	12,040	29,354
Purchases of property and equipment	(5,975)	(5,226)
Acquisition of businesses, net of cash received	(6,814)	(7,194)
Purchases of intangible assets	(3,802)	(2,950)
Proceeds from sale of property and equipment	—	10
Proceeds from sale of investment	—	822
Net cash used in investing activities	(28,291)	(3,839)

Cash flows from financing activities:
Repurchases of common stock	(14,950)	(9,727)
Repurchases of restricted stock	(295)	—
Issuance of common stock under employee stock purchase plan	193	381
Exercise of stock options	6,791	800
Excess tax benefits on stock option exercises	3,460	1,290
Repayment of long-term debt	(151)	(460)
Net cash used in financing activities	(4,952)	(7,716)

Effect of exchange rate changes on cash and cash equivalents	1,306	1,595

Net increase in cash and cash equivalents	36,491	37,142
Cash and cash equivalents at beginning of period	95,605	36,301
Cash and cash equivalents at end of period	$132,096	$73,443

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.      Basis of Presentation

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, the Company provides outsourced, value-added messaging and communications services to individuals and businesses throughout the world. j2 Global offers fax, voicemail, email and call handling services and bundled suites of certain of these services. j2 Global markets its services principally under the brand names eFax®, eFax Corporate®, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoice ReceptionistTM, YAC® and Electric Mail®.

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

The changes in carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2007 are as follows (in thousands):

	Balance as of January 1, 2007	Additions	Amortization	Foreign Exchange Translation	Balance as of September 30, 2007
Goodwill	$30,954	$5,456	$—	$481	$36,891
Intangible assets with indefinite lives	2,063	267	—	—	2,330
Intangible assets subject to amortization	19,337	8,250	(2,724)	156	25,019
	$52,354	$13,973	$(2,724)	$637	$64,240

Intangible assets with indefinite lives relate primarily to a trade name. As of September 30, 2007, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	10.7 years	$19,429	$4,756	$14,673
Technology	3.0 years	4,096	3,106	990
Customer relationships	4.5 years	4,665	2,290	2,375
Trade name	16.1 years	7,789	808	6,981
Total		$35,979	$10,960	$25,019

Amortization expense, included in general and administrative expense, during the three-month periods ended September 30, 2007 and 2006 approximated $1.1 million and $0.7 million, respectively. Amortization expense, included in general and administrative expense, during the nine-month periods ended September 30, 2007 and 2006 approximated $2.7 million and $1.9 million, respectively.  Amortization expense is estimated to approximate $3.7 million, $3.7 million, $3.4 million, $3.0 million and $2.3 million for fiscal years 2007 through 2011, respectively, and $11.7 million thereafter through the duration of the amortization period.

5.      Litigation

In February 2004 and July 2005, the Company filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of its U.S. patents. On June 21, 2006, Venali filed suit against the Company and its affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of the Company’s procurement and enforcement of its patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying and attempted monopolization) as well as tortious interference with business relationships, trademark infringement and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by the Company against Venali. On April 13, 2007, the court granted in part the Company’s motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend. Venali has agreed that it will not replead the tying counterclaim and has also stipulated to the dismissal of its Lanham Act and tortious interference counterclaims.

On December 12, 2006, Venali filed suit against the Company in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”).  Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, the Company filed an answer to the complaint denying liability. On May 17, 2007, the Company filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007.  On August 13, 2007, the Company moved to stay the action pending the reexamination.  On August 20, 2007, the court granted the motion and stayed the action pending reexamination of the patent.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against the Company in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494. Bear Creek is seeking damages in, at least, the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity.  On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one.  The claim construction hearing is set for April 28, 2008, and jury selection for trial in the matter is set for April 7, 2009.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against the Company, certain of the Company’s current and former officers and/or directors, one of the Company’s affiliates, and several other parties in the United States District Court for the Northern District of Illinois. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of the Company’s procurement and enforcement of its patents and its acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by an affiliate of the Company against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs.  On October 31, 2007, the Court stayed this action pending resolution of the related case in the Northern District of Georgia described below.

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by an affiliate of the Company.  Like the prior lawsuit, IGC’s counterclaims name the Company, certain of the Company’s current and former officers and/or directors, one of the Company’s affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of the Company’s procurement and enforcement of its patents and its acquisition of certain companies.  The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs.  The Company has not yet responded to the counterclaim.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that the Company has attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act.  The claims relate in substantial part to the patent infringement actions by the Company against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs.  On August 24, 2007, the Company filed an answer to the complaint denying liability.

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

6.  Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Prior to the adoption of FIN 48, the Company recorded reserves related to uncertain tax positions as a current liability, whereas upon adoption of FIN 48, the Company reclassified tax reserves of approximately $6.0 million related to uncertain tax positions for which a cash tax payment is not expected within the next twelve months to noncurrent liabilities.  As of January 1, 2007, the total amount of unrecognized tax benefits was $24.6 million, substantially all of which would have an impact on the Company’s effective tax rate if subsequently recognized. The Company recognized an additional $0.6 million and $4.0 million of unrecognized tax benefits during the three and nine months ended September 30, 2007, respectively, relating to tax positions taken during those periods, in each case net of $1.1 million of required reductions in the third quarter of 2007 due to the lapse of a statute of limitations.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $1.2 million in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007. For the three and nine months ended September 30, 2007, the Company recognized an additional $0.5 million and $1.0 million, respectively, of interest and penalties, net of deferred income tax benefit, within income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, California state and foreign tax authorities for years before 2004, 2003 and 2000, respectively. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

The Company is currently under audit by the Internal Revenue Service for the 2005 tax year. While it is possible that the 2005 tax audit may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to this audit may change compared to the liabilities recorded for the period, it is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

7.      Stockholders’ Equity

Common Stock Repurchase Program

In March 2006, the Company’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 2,000,000 shares of the Company’s common stock through December 2008. During the three months ended March 31, 2007, the Company repurchased 400,000 shares of common stock under this program at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43. The Company did not make any common stock repurchases during the three months ended June 30, 2007. During the three months ended September 30, 2007, the Company repurchased 142,278 shares at an aggregated cost of approximately $4.8 million (including commission fees of $4,300). As of September 30, 2007, there were 986,822 shares of common stock available for repurchase under this program.

8.      Stock Options and Employee Stock Purchase Plan

The Company’s stock-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and the 2001 Employee Stock Purchase Plan (described below).

(a)           Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Plan

The 1997 Stock Option Plan (the “1997 Plan”) was adopted in November 1997 and has twice been amended and restated. This plan provides for the granting of incentive stock options, nonqualified stock options and restricted stock awards. Options under the 1997 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of the Company’s common stock on the date of grant for incentive stock options and not less than 85% of the fair value of the Company’s common stock on the date of grant for non-statutory stock options. At September 30, 2007, there were 1,565,987 additional shares underlying options and shares of restricted stock available for grant under the original terms of the 1997 Plan and no additional shares available for grant outside of the 1997 Plan. On August 22, 2007, the Company’s Board of Directors adopted resolutions limiting shares available for grant under the 1997 Plan to 356,000  for the period from June 30, 2007 until October 24, 2007, the date of the Special Meeting of Stockholders to approve the 2007 Stock Plan discussed below.  The limitation reduced the number of shares available for grant under the 1997 Plan to 138,854 as of September 30, 2007.

The 2007 Stock Plan (the “2007 Plan”) was adopted on October 24, 2007 (see Note 14) to replace the 1997 Plan, which expires in November 2007. The 2007 Plan provides for the granting of awards similar in nature and under terms comparable to awards provided for under the 1997 Plan. The total number of shares reserved for awards under the 2007 Plan is 4.5 million, none of which have been granted.

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	4,639,614	$8.58
Granted	640,100	31.00
Exercised	(684,681)	9.92
Canceled	(131,200)	23.37
Outstanding at September 30, 2007	4,463,833	11.18	6.0	$96,414,975
Exercisable at September 30, 2007	2,898,853	4.83	4.7	80,881,512
Vested and expected to vest at September 30, 2007	4,150,353	10.29	5.8	93,308,283

For the nine months ended September 30, 2007, the Company granted 640,100 options to purchase shares of common stock pursuant to the 1997 Plan to newly hired and existing members of management. The stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2007 and 2006 were $21.49 and $18.81, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2007 and 2006 were $13.5 million and $4.3 million, respectively.

As of September 30, 2007, there was $22.2 million of total unrecognized compensation expense related to non-vested stock-based compensation awards granted under the 1997 Plan.  That expense is expected to be recognized ratably over a weighted-average period of 3.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the nine months ended September 30, 2007 is based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.7%	4.8%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	72%	92%
Weighted-average volatility	72%	92%

Stock-Based Compensation Expense

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$169	$97	$491	$303
Operating expenses:
Sales and marketing	304	266	846	807
Research, development and engineering	186	149	543	413
General and administrative	1,209	995	3,420	3,073
	$1,868	$1,507	$5,300	$4,596

Restricted Stock

The Company has awarded restricted shares of common stock to members of its Board of Directors and to management pursuant to the 1997 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. The Company granted 112,800 shares of restricted stock to newly hired and existing members of management pursuant to the 1997 Plan during the nine months ended September 30, 2007 and recognized approximately $0.9 million of related compensation expense in the nine months ended September 30, 2007 related to restricted stock awards. As of September 30, 2007, the Company has unrecognized stock-based compensation cost of approximately $7.0 million associated with these awards. The cost is expected to be recognized over a weighted-average period of 3.8 years.

Restricted stock activity for the nine months ended September 30, 2007 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	307,840	$19.32
Granted	112,800	31.55
Vested	(46,834)	19.02
Canceled	(12,006)	22.10
Nonvested at September 30, 2007	361,800	23.08

(b)           Employee Stock Purchase Plan

The 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides for stock purchases by all eligible employees. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, the Company’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair market value at the end of the offering period. For the nine months ended September 30, 2007 and 2006, 7,003 and 17,333 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $0.2 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

(c)           Section 409A Tax Compensation

In connection with the restatements of the Company’s 2005 and prior period financial statements, which are more fully described in Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company modified the terms of certain stock options as discussed below.

In December 2006 the Company offered each named executive officer and director the option to increase the exercise price of certain of their stock options in order to avoid potential inadvertent taxation under Internal Revenue Code Section 409A (“Section 409A”).  During the nine months ended September 30, 2007 the Company made an aggregate compensating payment to such option holders of $0.5 million. For the same purpose, the Company increased the exercise price of certain options held by all other employees during the nine months ended September 30, 2007 and will make a compensating payment to these employees of approximately $0.1 million no later than the first quarter of 2008.  The Company has accrued $0.1 million as of September 30, 2007 with respect to this compensating payment of which approximately $32,000 was paid to employees during the nine months ended September 30, 2007 and the remaining amount remains accrued for payments to employees no later than the first quarter of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator for basic and diluted net earnings per common share:
Net earnings	$18,088	$12,790	$51,605	$38,300

Denominator:
Weighted-average outstanding shares of common stock	49,215,250	49,218,918	49,050,697	49,272,631
Dilutive effect of:
Employee stock options	1,734,217	1,795,721	1,752,336	1,716,251
Restricted stock	126,490	92,723	120,103	84,106
Common stock and common stock equivalents	51,075,957	51,107,362	50,923,136	51,072,988

Net earnings per share:
Basic	$0.37	$0.26	$1.05	$0.78
Diluted	$0.35	$0.25	$1.01	$0.75

10.   Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income.  The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings	$18,088	$12,790	$51,605	$38,300
Foreign currency translation adjustment	1,234	(73)	2,040	2,646

Comprehensive income	$19,322	$12,717	$53,645	$40,946

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
United States	$48,287	$40,833	$143,758	$117,882
All other countries	7,459	5,058	20,109	14,293
	$55,746	$45,891	$163,867	$132,175

	September 30,	December 31,
	2007	2006
Long-lived assets:
United States	$18,622	$17,377
All other countries	2,667	1,574
	$21,289	$18,951

12.   Supplemental Cash Flow Information

Cash paid for interest during the nine months ended September 30, 2007 and 2006 approximated $7,000 and $22,000, respectively, substantially all of which related to long-term debt.

The Company paid approximately $10.1 million and $19.2 million for income taxes during the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, the Company acquired property and equipment and intangible assets for approximately $648,000 and $3.6 million, respectively, which have not yet been paid at September 30, 2007.

Through the nine months ended September 30, 2007 and 2006, the Company recorded the tax benefit from the exercise of non-qualified stock options and the vesting of restricted stock as a reduction of its income tax liability in the amount of approximately $5.2 million and $1.4 million, respectively.

As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $18.6 million, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

13.   Acquisition

On July 13, 2007, the Company acquired YAC Limited (“YAC”), an Ireland-based provider of messaging services whose customers are predominantly located in the United Kingdom. In connection with the acquisition, the Company paid an immaterial amount of cash in exchange for all outstanding shares of capital stock. Pro forma information has not been presented as the historical results of operations of YAC are not material.

14.   Subsequent Event

On October 24, 2007, at a Special Meeting of Stockholders, the Company’s stockholders approved the Company’s adoption of a new 2007 Stock Plan, which replaces the 1997 Plan that expires in November 2007.  The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, as defined, covering up to 4.5 million shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

j2 Global Communications, Inc. (“j2 Global”, “the Company”, “our”, or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, eVoice®, eVoice ReceptionistTM, YAC® and Electric Mail®.

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

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.7 million telephone numbers deployed as of September 30, 2007, more than one million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages via the telephone and/or Internet networks.

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

The following table sets forth our key operating metrics for the three and nine months ended September 30, 2007 and 2006 (in thousands, except for percentages and average revenue per paying telephone number):

	September 30,
	2007	2006
Free service telephone numbers	10,706	10,619
Paying telephone numbers	1,018	888
Total active telephone numbers	11,724	11,507

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Subscriber revenues:
Fixed	$41,362	$32,179	$118,779	$90,572
Variable	12,667	12,312	38,156	37,152
Total subscriber revenues	$54,029	$44,491	$156,935	$127,724

Percentage of total subscriber revenues:
Fixed	76.6%	72.3%	75.7%	70.9%
Variable	23.4%	27.7%	24.3%	29.1%

Revenues:
DID-based	$51,209	$42,832	$149,423	$122,233
Non-DID-based	4,537	3,059	14,444	9,942
Total revenues	$55,746	$45,891	$163,867	$132,175

Average monthly revenue per paying telephone number(1)	$16.47	$15.98	$16.66	$16.14

(1) See calculation of average monthly revenue per paying telephone number at the end of this section, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company’s critical accounting policies are described in the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 12, 2007. During the nine months ended September 30, 2007, we updated our critical accounting policies as follows:

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

Results of Operations for the Three and Nine Months Ended September 30, 2007

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues has consistently contributed approximately 70% to our subscriber revenues. Subscriber revenues were $54.0 million and $44.5 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, subscriber revenues were $156.9 million and $127.7 million, respectively. The increase in subscriber revenues was due to an increase in our paying subscribers and a price increase discussed below, net of decreased usage discussed below. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, net of cancellations.

During the third quarter of 2006, we began implementing a price increase to new and existing domestic eFax individual subscribers. The monthly subscription fee was increased from $12.95 to $16.95 and annual programs were increased as well. As of September 30, 2007, the price change implementation was substantially complete.

During the third quarter of 2007, our revenues were negatively impacted by lower usage of our service offerings among business customers affected by the deterioration in domestic credit markets.  Although the majority of our customers have not been affected, softness in usage revenues from credit-sensitive customers may persist in future periods.

Other Revenues. Other revenues were $1.7 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, other revenues were $6.9 million and $4.5 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. Other revenues for the three months ended September 30, 2007 remained relatively consistent compared to the same period in the prior year. The increase in other revenues for the nine months ended September 30, 2007 resulted primarily from an increase in patent licensing revenues of approximately $2 million from a license agreement with CallWave, Inc. entered into during the first quarter of 2007.

Stock-Based Compensation

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$169	$97	$491	$303
Sales and marketing	304	266	846	807
Research, development and engineering	186	149	543	413
General and administrative	1,209	995	3,420	3,073
	$1,868	$1,507	$5,300	$4,596

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.2 million, or 20% of total revenues, and $9.6 million, or 21% of total revenues, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, cost of revenues was $32.4 million, or 20% of total revenues and $27.9 million, or 21% of total revenues, respectively. The cost of revenues as a percentage of revenues for the three and nine months ended September 30, 2007 improved primarily due to the price increase as discussed above which has little or no cost associated with it as well as enhanced utilization of network capacity. In addition, the increase in other revenues for the nine months ended September 30, 2007 discussed above had minimal associated cost of revenues resulting in cost of revenues as a percentage of revenues declining period over period.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Sales and marketing expenses were $10.2 million, or 18% of total revenues, and $8.1 million, or 18% of total revenues, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, sales and marketing expenses were $28.7 million, or 18% of total revenues, and $22.5 million, or 17% of total revenues, respectively. The increase in sales and marketing expenses for the three and nine months ended September 30, 2007 was primarily due to international marketing and testing of new forms of domestic marketing.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.0 million, or 5% of total revenues, and $2.1 million, or 5% of total revenues, for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, research, development and engineering costs were $8.7 million, or 5% of total revenues, and $6.0 million, or 5% of total revenues, respectively. The increase in research, development and engineering costs for the three and nine months ended September 30, 2007 compared to the same periods in the prior year was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $10.0 million, or 18% of total revenues, and $10.2 million, inclusive of $1.1 million in investigation costs associated with the prior year restatement of September 30, 2005 financial statements, or 22% of total revenues, for the three months ended September 30, 2007 and 2006, respectively. General and administrative costs were $28.8 million, or 18% of total revenues, and $26.5 million, inclusive of $1.1 million in investigation costs, or 20% of total revenues, for the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses as a percentage of revenue for the three and nine months ended September 30, 2007 have decreased compared to the same period in the prior year primarily due to lower professional fees, including fees associated with the special investigation in the prior year.

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net, was $2.6 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively, and $6.7 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest and other income, net, was primarily due to higher cash and investment balances and higher interest rates period over period.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $5.8 million and $4.6 million for the three months ended September 30, 2007 and 2006, respectively. Income tax expense for the nine months ended September 30, 2007 and 2006 was $20.4 million and $14.9 million, respectively. Income tax expense for the nine months ended September 30, 2007 is based on a worldwide estimated effective tax rate for 2007 of approximately 28% compared to our estimated effective tax rate of 28% for the nine months ended September 30, 2006. We expect our fiscal 2007 effective tax rate to be approximately 28% compared to an effective tax rate for fiscal 2006 of approximately 27%. This expected increase in our annual effective income tax rate is primarily attributable to an expected increase in the proportion of our taxable income being sourced in the U.S. with higher tax rates than in foreign jurisdictions, offset in part by the favorable impact of the lapse of a statute of limitations, which caused a reduction in our liability for unrecognized tax benefits of approximately $1.1 million for the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2007, we had cash and investments of $239.8 million, consisting of cash and cash equivalents of $132.1 million, short-term investments of $97.7 million and long-term investments of $10.0 million. Our investments are comprised primarily of readily marketable corporate debt securities, U.S. government agency securities, auction rate debt and preferred securities. For financial statement presentation, we classify our investments primarily as held-to-maturity, and thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments primarily mature within one year of the date of the financial statements and long-term investments mature between one and five years from the date of the financial statements. We classify auction rate securities as short-term investments as the established interest rate reset periods are less than one year.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $68.4 million and $47.1 million for the nine months ended September 30, 2007 and 2006, respectively. Our operating cash flows resulted primarily from cash received from our subscribers, offset by cash payments we made to third parties for their services, employee compensation and tax payments. Our cash and cash equivalents and short-term investments were $229.8 million at September 30, 2007.

Net cash used in investing activities was approximately $28.3 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash used in investing activities was primarily attributable to net purchases of investments, acquisitions of businesses, purchases of property and equipment, and purchases of intangible assets.  For the nine months ended September 30, 2006, net cash used in investing activities was primarily attributable to acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by net purchases and redemption of investments.

Net cash used in financing activities was approximately $5.0 million and $7.7 million for the nine months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, net cash used in financing activities was primarily comprised of the repurchase of our common stock, repurchases of our restricted stock and repayment of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan and excess tax benefits resulting from stock option exercises. For the nine months ended September 30, 2006, net cash used in financing activities was primarily comprised of the repurchase of our common stock, offset by excess tax benefits resulting from stock option exercises and proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

Stock Repurchase Program

In March 2006, our Board of Directors approved a program authorizing the repurchase of up to 2,000,000 shares of our common stock through December 2008. During the three months ended March 31, 2007, we repurchased a total of 400,000 shares at an aggregated cost of approximately $10.2 million (including commission fees of $12,000), representing an average price per share of $25.43.  The Company did not make any common stock repurchases during the three months ended June 30, 2007.  During the three months ended September 30, 2007, we repurchased a total of 142,278 shares at an aggregated cost of approximately $4.8 million (including commission fees of $4,300), representing an average price per share of $33.47.  As of September 30, 2007, there were 986,822 shares of our common stock available for repurchase under this program.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o	Sustain growth or profitability;

o	Continue to maintain, expand and retain our customer base;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure and retain large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome telecommunications or Internet regulation or higher-than-expected tax rates or exposure to additional income tax liabilities;

o	Successfully manage our cost structure, including but not limited to our telecommunication- and personnel-related expenses;

o	Successfully adapt to technological changes in the messaging, communications and document management industries;

o	Successfully protect our intellectual property and avoid infringing upon the proprietary rights of others;

o	Adequately manage growth in terms of managerial and operational resources;

o	Maintain and upgrade our systems and infrastructure to deliver acceptable levels of service quality and security of customer data and messages;

o	Not incur unanticipated tax liabilities and accurately estimate the assumptions underlying our effective worldwide tax rate;

o	Introduce new services and achieve acceptable levels of returns-on-investment for those new services;
and

o	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$51,209	$42,832	$149,423	$122,233
Less other revenues	2,040	1,508	5,099	3,977
Total paying telephone number revenues	$49,169	$41,324	$144,324	$118,256

Average paying telephone number monthly revenue (total divided by number of months)	$16,390	$13,775	$16,036	$13,140

Number of paying telephone numbers
Beginning of period	973	837	907	740
End of period	1,018	888	1,018	888

Average of period	995	862	962	814

Average monthly revenue per paying telephone number(1)	$16.47	$15.98	$16.66	$16.14

(1) Due to rounding, individual numbers may not add.  In addition, for average monthly revenue per paying telephone number (“ARPU”), the average number of paid DIDs for the nine-month period will differ from the average of the first three quarterly average paid DIDs calculations resulting in a different ARPU for the nine months compared to the average of the ARPU for the first three quarterly periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short- and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. As of September 30, 2007, we had investments in debt securities with effective maturities between three months and one year of approximately $97.7 million. Such investments had a weighted-average yield of approximately 4.6%. As of September 30, 2007, we had investments in debt securities with effective maturities between one and five years of approximately $10.0 million. Such investments had a weighted average yield of approximately 5.2%. Based on our cash and cash equivalents and short-term and long-term investment holdings as of September 30, 2007, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.4 million.

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

Foreign exchange gains and losses were not material to our earnings for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, translation adjustments amounted to approximately $2.0 million. As of September 30, 2007, cumulative translation adjustments included in other comprehensive income amounted to approximately $3.2 million.  We periodically review our strategy for hedging transaction risks. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

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

 (b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying and attempted monopolization) as well as tortious interference with business relationships, trademark infringement and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali. On April 13, 2007, the court granted in part our motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend. Venali has agreed that it will not replead the tying counterclaim and has also stipulated to the dismissal of its Lanham Act and tortious interference counterclaims.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”).  Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. On May 17, 2007, we filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007.  On August 13, 2007, we moved to stay the action pending the reexamination.  On August 20, 2007, the court granted the motion and stayed the action pending reexamination of the patent.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494. Bear Creek is seeking damages in, at least, the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity.  On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one.  The claim construction hearing is set for April 28, 2008, and jury selection for trial in the matter is set for April 7, 2009.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Illinois. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by our affiliate against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs.  On October 31, 2007, the Court stayed this action pending resolution of the related case in the Northern District of Georgia described below.

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by our affiliate.  Like the prior lawsuit, IGC’s counterclaims name us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies.  The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs.  We have not yet responded to the counterclaim.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act.  The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs.  On August 24, 2007, we filed an answer to the complaint denying liability.

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

The current weakness in the financial markets has adversely affected segments of our customers, which has and could continue to result in a decrease in usage levels by these customers and, therefore, a decrease in our average variable revenue per subscriber and a resulting decrease in our rate of revenue growth.

Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the broader mortgage market and the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors and their usage levels of our services declined, we have experienced a decrease in our average usage per subscriber and, therefore, a decrease in our average variable revenue per subscriber.  We may continue to experience this adverse impact in future periods.  These factors have in turn led to, and may continue to cause, a decrease in our rate of revenue growth.  Since the vast majority of our revenues are fixed (i.e., subscription fee based) versus variable (i.e., usage based), our exposure to this decrease in our rate of revenue growth has been, and we would expect it to continue to be limited.

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

The following table details the repurchases that were made under the program during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2007 - July 31, 2007	—	—	870,900	1,129,100
August 1, 2007 - August 31, 2007	24,778	$32.31	895,678	1,104,322
September 1, 2007 - September 30, 2007	117,500	$33.71	1,013,178	986,822

(1) Average price per share excludes commissions.

Item 6.   Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: November 9, 2007	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.