Form 10-K
period 2007-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2008-02-25
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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
Yes ☒                                                                                                No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒      Accelerated filer ☐        Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $1,028,905,537. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 13, 2008, the registrant had 48,668,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 1, 2008 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 72 pages with the Index to Exhibits located on page 63.

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFaxDeveloperTM, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, RapidFAXTM, eVoice®, eVoice ReceptionistTM, YAC® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 42 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 12.0 million telephone numbers deployed as of December 31, 2007, more than one million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voicemail and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, Onebox, Onebox Receptionist,eVoice and eVoice Receptionist. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

We market our services to a broad spectrum of prospective customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising through Internet portals, Internet service providers (“ISPs”), search engines and affiliate programs; and selling through both a telesales and direct sales force. Currently, we have seven primary methods by which we acquire paying subscribers: (i) selling direct through our Websites such as www.efax.com, www.j2.com, www.onebox.com, www.evoice.com and www.evoicereceptionist.com; (ii) attracting direct paying individual subscribers through various Internet portals, ISPs, search engines and affiliate programs; (iii) promoting our solutions to small to mid-sized businesses through our www.efaxcorporate.com, www.oneboxreceptionist.com and www.evoicereceptionist.com Websites assisted by in-house sales representatives; (iv) converting a portion of our free base of customers to a paid solution; (v) selling our solutions to large enterprises and governmental organizations through our direct sales force; (vi) attracting international individual and business customers through our international Websites and direct sales force; and (vii) offering additional services to our existing customers. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. During 2007 we completed two acquisitions: we purchased YAC Limited, an Ireland-based provider of messaging services primarily providing services in the United Kingdom, and we purchased the RapidFAX business of Easylink Services International Corporation, including its customer contracts, the RapidFAX trademark and other related assets. During 2006, we purchased substantially all of the assets and operations of Send2Fax, LLC, a South Carolina provider of Internet fax services.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of 56 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled “Patents and Proprietary Rights” contained in Item 1 of this Annual Report on Form 10-K.

Our Solutions

We believe businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate costs while also enhancing the security of transmissions and user efficiency. Our core eFax solution enables users to receive faxes into their email inboxes. Our core eVoice Receptionist and Onebox Receptionist solutions provide customers a virtual receptionist with various available enhancements. These services represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions designed to replace or augment individual and corporate messaging and communication services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from among approximately 3,000 cities around the world. Toll-free U.S. and Canadian telephone numbers are also available, as are premium rate numbers in various countries in Western Europe. Our services also enable our customers to scale up or down, on a variable cost basis, the amount of messaging they may require to accommodate their changing business needs. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following services and solutions:

Fax Mail

eFax offers desktop faxing services. Various tiers of service provide increasing levels of features and functionality. Our eFax Free® service is our limited use, advertising-supported “introductory offering,” which assigns the subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes into his or her personal email inbox and to access these messages via a Web-based email interface. In exchange, the subscriber agrees to receive and open email advertising, which we distribute on a consistent basis. In various countries in Western Europe, we also offer premium rate telephone numbers at no charge to our subscribers. Our eFaxPlus® and eFax ProTM services allow a subscriber to choose either a toll-free telephone number that covers both the U.S. and Canada or a local telephone number in one of approximately 3,000 cities worldwide. This service level enables subscribers to receive inbound fax messages in their email inboxes, access these messages via a full-featured Web-based email interface and send digital documents to any fax number in the world directly from their desktops. This service offering is also localized in many international currencies and languages, including Dutch, French, German, Italian, Polish, Portuguese and Spanish.

eFax Corporate offers capabilities similar to those offered by eFax Plus and eFax Pro, but with added features and tools geared towards enterprises and their users. For example, we provide our corporate customers a Web browser-based account administration interface, which enables them to provision telephone numbers to employees, as needed, without contacting our account representatives. eFax Corporate also offers the option of enhanced security features, which are particularly attractive to law firms and companies in regulated industries such as banking, brokerage and healthcare.

eFaxDeveloper offers high-volume, production fax solutions. Designed for quick and simple integration with application environments, eFaxDeveloper provides inbound and outbound fax services through a secure XML interface. Enhanced features such as bar-code recognition, dynamic retries, and high speed transmission are included and accessible 24/7/365. Robust fax capabilities can easily be implemented through simple Java and .NET SDKs, or through a Universal web post solution. It provides the scaling power of an outside fax service with the flexibility of an internal server without requiring additional equipment, supplies or expertise.

Fax.com, RapidFAX and Send2Fax are alternative desktop faxing solutions that are offered under a variety of pricing plans geared primarily toward the individual or small business user.

eFax Broadcast and jBlast offer cost-effective solutions for high-volume outbound faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

Unified Communications

jConnect® offers two levels of service. jConnect Free® is j2 Global’s limited use, advertising-supported “introductory offering,” which assigns each subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes and voicemails into his or her personal email inbox and to access these messages via a Web-based email interface. In exchange, the customer agrees to receive and open email advertising, which we distribute on a consistent basis. jConnectPremier® allows the subscriber to choose either a toll-free U.S. and Canadian telephone number or a local telephone number in one of approximately 3,000 cities worldwide. This service level enables subscribers to receive inbound fax and voicemail messages in their email inboxes, access these messages via a full-featured Web-based email interface and send digital documents to any fax number in the world directly from their desktops. jConnect Premier subscribers also have the ability to access all messages, including email, from any touch-tone telephone and have access to the jConnect telephone or Web-initiated sixteen-party conference calling solution.

Onebox®is a full-featured suite of unified communications services, including email, voicemail, fax and “find me/follow me.” Onebox offers three levels of service, all paid, ranging from the basic Onebox Unified Messaging suite of services – which provides the subscriber a unique toll-free number and enables him or her to receive voicemail messages or faxes via email or access them by telephone; to send, receive or reply to faxes or voicemail messages online or by telephone; and to store faxes and email messages online – to the Onebox Receptionist suite of services, which provides the subscriber a virtual PBX in addition to the features available under the other service tiers.

Voice

eVoice® is an Internet voicemail answering service that delivers a subscriber’s voicemail messages to their email inbox. Like eFax Free and jConnect Free, eVoice FreeTM is j2 Global’s advertising-supported “introductory offering.” Each subscriber is given a unique randomly assigned telephone number, which enables them to receive a limited number of voicemail messages via email and to access these messages via a Web-based email interface. With eVoice PlusTM, the subscriber may choose either a toll-free U.S. and Canadian telephone number or a local telephone number in one of approximately 3,000 cities worldwide, from which the subscriber can access his or her voicemail messages via a full-featured Web-based email interface or via telephone and receive text message notifications upon receipt of new messages.

eVoice ReceptionistTM and OneboxTM Receptionist are virtual PBX solutions that provide small and medium-sized businesses on-demand voice communications services, featuring a toll-free company telephone number, a professionally-produced auto-attendant and menu tree. With these services, a subscriber can also assign departmental and individual extensions that can connect to any U.S. or Canadian telephone number, including traditional land-line telephones as well as mobile and IP networks. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services.

YAC® offers on demand, communication solution services to individuals, small and medium-sized businesses, and large enterprises. These services include a range of call management solutions that provide re-direction, customer greeting, call queuing/call waiting and routing functionality.

Email

Electric Mail® is an outsourced hosted email service we offer to businesses. From its Electric WebMailTM, E-mmunityTM virus scanning and SpamSMARTTM SPAM filtering to professional consulting and needs analysis, Electric Mail develops and delivers customized email and perimeter protection solutions that can be hosted offsite or installed at a customer site with seamless integration into a customer's existing email systems. In November 2006, we launched VaultSMARTTM and PolicySMARTTM, unique new email archiving service, as part of our Electric Mail service offering. VaultSmart delivers the enterprise-class advantages of a secure, scalable email archive and customizable compliance tools to correspond to a company’s records retention policy.

Global Network and Operations

We have multiple physical Points of Presence (“POPS”) worldwide, a central data center in Los Angeles and a remote disaster recovery facility. We connect our POPS to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence in over 3,000 cities in 42 countries on five continents. Our network covers all major metropolitan areas in the U.S., U.K., Canada and Germany and such other major cities as Hong Kong, London, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. For financial information about geographic areas, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

We obtain telephone numbers from various local carriers throughout the U.S. and internationally. Our ability to continue to acquire additional quantities of telephone numbers in desired locations in the future will depend on our relationships with our local carriers, our ability to pay market prices for such telephone numbers, a continuing growth in alternate providers and the regulatory environment. Please refer to the sections entitled “Government Regulation” and “Risk Factors” contained in Item 1 and 1A, respectively, of this Annual Report on Form 10-K.

Customer Support Services

Our Customer Service organization provides support to our customers through a combination of online self-help, email messages, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We provide email support seven days per week, 24 hours per day to all subscribers. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions. Paying subscribers have access to live-operator telephone support 15 hours per day on business days. Dedicated telephone support is provided for Corporate customers 24 hours per day, seven days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is fierce and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include pricing, reputation for reliability and security of service, intellectual property ownership, effectiveness of customer support, service and software ease-of-use, service scalability, customer messaging and branding, geographic coverage, scope of services and local language sales, messaging and support.

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and privately-held application service providers, such as Premiere Global Services, Inc. (formerly PTEK Holdings Inc.) and Easylink Services International Corporation (formerly Easylink Services Corporation). Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

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

We have a portfolio of 56 issued U.S. and foreign patents and have numerous pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.

Over the past three years we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against several companies. In each case, we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorneys’ fees, interest and costs. Some of these cases have been stayed due to pending re-examination proceedings on certain of our U.S. patents with the U.S. Patent and Trademark Office, and others continue to proceed forward.

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, jConnect, j2 and the j2 logo, eFax Corporate, Onebox and the Onebox logo, Onebox Receptionist, Electric Mail and the Electric Mail logo, eVoice and the eVoice logo, eVoice Receptionist, Send2Fax, YAC, PumaOne, RapidFAX, jBlast, PaperMaster and Email-By-Phone, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain new top-level domains such as “.biz”, “.info” and “.us” that have become operational more recently.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation

As our services relate principally to the Internet and telecommunications, we are subject to a number of international, federal, state and local laws and regulations addressing issues such as privacy, data protection, freedom of expression, indecency, obscenity, defamation, libel, pricing, online products and services, taxation, content, advertising, copyrights and other intellectual property, information security and technological convergence. The nature of any related new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be predicted with certainty.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions and carriers are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we are generally not subject to direct regulation by any governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, we may face increased regulation of our business. For example, the FCC has initiated several proceedings to examine regulations regarding the delivery of broadband services in the U.S., the outcomes of which may affect the regulatory requirements for the transmission of services such as those we provide. The FCC is also reviewing the system for inter-carrier compensation that may affect the prices we pay for telephone number acquisition, transmission and switching services, while continued regulation of competition in the telecommunications industry may have an indirect effect on our services.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources. For example, in the U.S., the FCC allows states to petition for authority to adopt specialized area codes, including area codes that would include specific technologies like those we offer. We have sought reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents. While our petition has been pending, California and Connecticut have requested authority to adopt special area codes that would include unified messaging. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not yet adopted a specialized code. The FCC granted California’s petition with fewer conditions. We opposed California’s request for this authority and are now participating in the reconsideration stage of the FCC proceeding. Whether other states apply for and implement specialized area codes could affect our ability to compete in those states. Similar regulation has occurred internationally and may continue to be enacted in additional locations in the future.

The FCC is also examining inter-carrier compensation for calls to ISPs, which could affect ISPs’ costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use, decrease the demand for our services and increase our costs. However, Internet users are rapidly migrating to other methods of Internet access, such as cable broadband, thereby mitigating the concern that additional costs applied to ISPs will have a significant impact on our services.

In addition, Congress and the FCC have initiated a review of legislation and regulations related to the “Universal Service Fund” (“USF”), which subsidizes the U.S. telecommunications system. Congress and the FCC are considering altering the formula by which entities contribute to the USF and could impose a flat fee per telephone line to support the USF. If adopted without an exemption for our services, this change would alter or eliminate the provision of our non-paid (free advertising-supported) services, and would cause us to raise the price of our paid service. Other changes to the USF may also increase our costs and impact our operations.

The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” and has held numerous fax broadcasters liable for violating the Telephone Consumer Protection Act of 1991 (“TCPA”), the Junk Fax Prevention Act of 2005 (“Junk Fax Act”) and related FCC rules. Individuals may also, under certain circumstances, have a private cause of action for violations and recover monetary damages for such violations. Entities that merely transmit facsimile messages on behalf of others may be found liable if they have a high degree of involvement in transmitting junk faxes or have actual notice of illegal junk fax transmissions and failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the rules, we could face FCC inquiry and enforcement, civil litigation, or private causes of action, which could result in financial penalties that could cause material adverse effects to our operations. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc.  For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled “Legal Proceedings.”

E.U. Member States have adopted strong protections governing the use of personal data about individuals. For example, the E.U. Privacy Directive requires Member States to adopt legislation that prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the U.S. lacks adequate data protection laws, persons failing to follow certain alternative procedures risk the interruption of data flows between E.U. countries and the U.S. E.U. Member States have also adopted legislation restricting sending unsolicited communications to individuals via automatic calling machines, fax and email. Generally, companies must obtain “prior explicit” (i.e., opt-in) consent before they can contact users via this type of marketing. E.U. Member States have also adopted consumer protection legislation with respect to electronic commerce. Other non-U.S. legislation dealing with privacy, data protection, marketing and consumer protection could also have a direct impact on business conducted over the Internet.

Future developments in laws that govern online activities might inhibit the growth of the Internet, impose taxes, mandate costly technical requirements, create uncertainty in the market or otherwise have an adverse effect on the Internet. There is also substantial uncertainty as to the applicability to the Internet of laws governing issues such as property ownership, fraud, tort, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy, which did not contemplate the existence of the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations. Also uncertain is the impact of foreign legal developments regarding jurisdiction and choice of law for cases involving Internet-based activities.

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

We devote significant resources to the development of enhancements to our existing services and to introduce new services. Our research, development and engineering expenditures were approximately $11.8 million, $8.8 million and $7.1 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we employed a total of 410 employees, the majority of whom are in the U.S.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.

Web Availability of Reports

Our corporate information Website is www.j2global.com. The information on our Website is not part of this Annual Report on Form 10-K. However, on the Investor Relations portion of this Website the public can access free of charge our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers and other documents filed with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after the filing dates. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.  Risk Factors

Before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.

Risks Related To Our Business

In order to sustain our growth, we must continue to attract new paid subscribers at a greater rate and with at least an equal amount of revenues per subscriber than we lose existing paid subscribers.

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our growth we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or prospective customers to sign up with or to switch to our competitors’ services. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions and/or their usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers, decline in customer retention rates or decline in the size of our overall customer base may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the broader mortgage market and the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors and their usage levels of our services decline, we have and may continue to experience a decrease in our average usage per subscriber and, therefore, a decrease in our average variable revenue per subscriber. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and rate of revenue growth.

Our financial results may be adversely impacted by higher-than-expected tax rates or exposure to additional income tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged or we may find tax-beneficial intercompany transactions to be uneconomical, either of which may have a significant impact on our effective tax rate.

A number of factors affect our income tax rate and the combined effect of these factors could result in an increase in our effective income tax rate. An increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates and higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

We are also exposed to risks related to the effects of changes in foreign currency exchange rates and interest rates, and we may be subject to incremental taxes upon repatriation of funds. While we carefully watch and attempt to manage these exposures, these types of changes can have a material adverse effect on our business.

In addition, we are subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We are currently under audit by the Internal Revenue Service for the 2005 tax year (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

Our security measures may not prevent security breaches that could harm our business. Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any compromise of our security could harm our reputation and, therefore, our business, and also subject us to significant liability. In addition, a party who is able to circumvent our security measures could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our users or otherwise damage our reputation and business.

Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of carriers in each region, and in some cases only one carrier, offer the telephone number and network services we require. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

General market forces, the failure of providers, regulatory issues and other factors could result in increased telecommunications costs, which would in turn increase the cost of providing our services. If significant, these increases could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

If we experience excessive fraudulent credit card charges or cannot meet evolving credit card company merchant standards, we could lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. We incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card companies may change the merchant standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Our inability to accept credit card payments could cause our paid subscriber base to significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business could suffer if we cannot obtain or retain telephone numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local telephone numbers in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. In addition, although we are the customer of record for all of our U.S. telephone numbers, from time to time, certain U.S. telephone carriers illegally port our telephone numbers away from us to other carriers. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their telephone numbers to another carrier. These factors could lead to increased cancellations by our customers and loss of our telephone number inventory. Failure to obtain telephone numbers in a timely and cost-effective manner, increased porting away of our telephone numbers or regulatory restrictions on our ability to market our services without restriction may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

For example, in the U.S., the FCC has adopted an order that permits states to apply to the FCC for delegated authority to implement specialized area codes that would segregate services, which may include “unified messaging” and other services that the FCC perceives as being “geographically insensitive,” into unique area codes. We have petitioned the FCC for reconsideration of this decision, which remains pending. The outcome of this petition may reduce demand by our customers or prospective customers for new DIDs in the affected areas, if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Two states, Connecticut and California, have petitioned the FCC for such authority. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not adopted a specialized code. We participated in Connecticut’s proceedings to attempt to obtain a nondiscriminatory outcome. If the state goes forward at some future date and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in the state. The FCC granted California’s petition with fewer conditions. We are now participating in the reconsideration stage of that FCC decision, asking for clarification that the decision will not apply to our services. The outcome of the FCC decision and California’s eventual implementation of it may affect our ability to obtain telephone numbers that are perceived by consumers as being local. Similar regulation has occurred in some international locations and may continue to be enacted in additional locations in the future. For instance, Germany prohibits issuing a local telephone number to anyone without a physical presence in the area associated with a local area code. If this continues, it may materially affect our ability to acquire the telephone numbers for our operations.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax and/or voicemail to email and unified messaging services, may increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and our inability to acquire sufficient telephone numbers to accommodate our future growth.

Inadequate intellectual property protections could prevent us from enforcing or defending our proprietary technology.

Our success depends in part upon our proprietary technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and contractual restrictions to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. While we have been issued a number of patents and other patent applications are currently pending, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us.

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

Companies in the messaging industry have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. This or any other litigation to enforce our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

We currently hold various domain names relating to our brands, both in the U.S. and internationally, including efax.com and various other international extensions, evoice.com, fax.com, onebox.com and others. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the U.S. may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in the U.S. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights in the U.S. is unclear. Similarly, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, failure to protect our domain names domestically or internationally could adversely affect our reputation and brands, and make it more difficult for users to find our Websites and our services.

Our growth will depend on our ability to develop our brands and market new brands, and these efforts may be costly.

We believe that continuing to strengthen our current brands and effectively launch new brands will be critical to achieving widespread acceptance of our services, and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. In addition, we are supporting an increasing number of brands, each of which requires its own resources. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brands, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brands, our business could be harmed.

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

Our business is highly dependent on our billing systems.

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing systems. We are in the process of upgrading our current billing systems to meet the needs of our growing subscriber base. Any failure to properly implement the upgraded systems or to manage the new systems and procedural transitions could impair our ability to properly bill our current customers or attract and service new customers. In addition, any failures or errors in our current billing systems or procedures or resulting from any upgrades to our billing systems or procedures could materially and adversely affect our business and financial results.

Our failure to properly manage growth could harm our business.

We have expanded our operations rapidly and anticipate that we will continue to grow and diversify both in the U.S. and internationally, including increasing our customer base, the volume of messages and communications that pass through our network, the types of services we offer and our methods of sale. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee-based and other services and other operational and financial reporting and control systems. All of these systems have become increasingly complex due to the growth of our business and to acquisitions of new businesses with different systems. To manage further growth we will need to continue to automate, improve or replace our data, billing and other existing operational, customer service and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources that, in some cases, are likely to be complex. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

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

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel. The loss of the services of one or more of our executive officers, senior management or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract, integrate and retain highly qualified technical, sales and managerial personnel. Competition for these people is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

We may be subject to risks from international operations.

As we continue to expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

In addition, we have only limited experience in marketing and operating our services in certain international markets. Moreover, we have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus the U.S. In addition, certain international markets may be slower than the U.S. in adopting the Internet and/or outsourced messaging and communications solutions and so our operations in international markets may not develop at a rate that supports our level of investments.

As we continue to grow our international operations, adverse currency fluctuations and foreign exchange controls could have a material adverse effect on our balance sheet and results of operations.

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we already offer our services in the applicable local currency, including but not limited to the Canadian Dollar, the Euro and the British Pound Sterling. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. As our international operations grow, these effects could become material. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2014. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time we are subject to litigation or claims, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. We are unable to predict the outcome of our currently pending cases. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material. For a more detailed description of the lawsuits in which we are involved, see “Item 3. Legal Proceedings.”

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled “Competition” contained in Item 1 of this Annual Report on Form 10-K. In addition, some of our competitors include major companies with much greater resources and significantly larger subscriber bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.

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

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ. Any such action or restatement of prior-period financial results could harm our business or investors’ confidence in j2 Global, and could cause our stock price to fall.

Risks Related To Our Industry

Our services may become subject to burdensome telecommunications regulation, which could increase our costs or restrict our service offerings.

We provide our services through data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the FCC, state public utility commissions and foreign governmental authorities. These regulations affect the availability of telephone numbers, the prices we pay for transmission services, the competition we face from other telecommunications service providers and other aspects of our market. However, we believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to U.S. telecommunications services regulation. The FCC also views Internet-based services as being interstate and subject to the protection of federal laws preempting state efforts to impose traditional common carrier regulation on such services. However, as messaging and communications services converge and as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., Congress and the FCC regulations subsidize portions of the telecommunications system out of the USF. Congress and the FCC are reviewing the way it collects USF payments from telecommunications carriers. Among the proposed changes being considered is imposing a flat fee per telephone number. If adopted without an exemption for our service, this change in rules could have a material adverse effect on the provision of our non-paid services, and could cause us to raise the price of our paid service. Other changes to the USF subsidy the Congress and the FCC are considering may also impact our operations.

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

The TCPA and FCC rules implementing the TCPA prohibit the use of telephone fax machines, computers or other devices to send unsolicited facsimile advertisements to telephone fax machines. The Junk Fax Act and FCC rules implementing the Junk Fax Act amended the TCPA requirements to allow fax advertisements to be sent to recipients with whom the sender has an established business relationship, as long as the fax number was provided voluntarily by the recipient. The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” and has held numerous fax broadcasters liable for violating the TCPA. In addition, individuals may, under certain circumstances, have a private cause of action for violations under the TCPA and recover monetary damages for such violations. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc. For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled “Legal Proceedings.”

Also in the U.S., the Communications Assistance to Law Enforcement Act (“CALEA”) requires telecommunications carriers to be capable of performing wiretaps and recording other call identifying information. In September 2005, the FCC released an order defining telecommunications carriers that are subject to CALEA obligations as facilities-based broadband Internet access providers and Voice-over-Internet-Protocol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, we do not believe that j2 Global is subject to CALEA. However, if the category of service providers to which CALEA applies broadens to also include information services, that change may impact our operations. For more information regarding telecommunications regulation that may affect our business, please see Item 1 of this Annual Report on Form 10-K entitled “Business – Government Regulation.”

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

Consumer privacy has become a significant concern of regulators in the U.S. and internationally. At least nine U.S. states have enacted legislation that limits the uses and storage of personal information gathered online or offline. Many non-U.S. jurisdictions also have such laws and continuously consider strengthening them, especially against online services. In addition, more than 30 states have passed laws that require businesses to notify customers of the occurrence of a data breach that may result in unauthorized acquisition of personal data. In certain instances we are subject to some of these laws.

Statutes intended to protect user privacy have passed in many non-U.S. jurisdictions. For example, the E.U. Data Protection Directive protects personal data (defined as data that can reasonably be used to identify a living person) by instructing E.U. Member States to enact laws requiring that personal information be collected with consent for a reasonable purpose, used and disclosed for the limited purpose for which it was collected, accurate, accessible for inspection and correction, and stored securely. The E.U. Data Protection Directive also requires that a data collector either establish a data officer in each member state where it offers service or submit a formal notification of its collection activities to the local data privacy agency. Finally, the E.U. Privacy Directive prohibits the transfer of personal data from an E.U. country to a non-E.U. country that lacks “adequate” data protection laws. Because the E.U. has determined that the U.S. lacks adequate data protection laws, entities transferring personal data must follow certain alternative procedures or risk the interruption of data flows. For example, the U.S. Department of Commerce has, in agreement with the E.U., created a Safe Harbor Registry where businesses can voluntarily pledge to abide by prescribed data protection standards in order to permit transboundary data flow. The E.U. Directive also permits transboundary data flow upon the express consent of the data subject. However, an informal opinion from the E.U. Working Party that studies data privacy issues recommends that the consent method should be used only when other transfer options are not available. Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) law similarly regulates the collection of personal data.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. There are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy apply to online businesses. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, does not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the E.U.’s Directive on Distance Selling and Electronic Commerce, have begun to be interpreted by the courts and implemented, but their applicability and scope remain somewhat uncertain. Enactment of new laws and regulations, or the interpretation of existing laws and regulations in a way that is adverse to us, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) requires commercial emails to be identified as an advertisement or solicitation, include a valid postal address and provide a mechanism that will enable recipients to opt out of receiving future emails. We believe that our email practices comply with the requirements of the CAN-SPAM Act. However, the statutory penalties for violating the CAN-SPAM Act can run into millions of dollars. If we were ever found to be in violation of the CAN-SPAM Act, such an adverse judgment could have a material adverse affect on our business, financial condition, operating results and cash flows.

In the E.U., the European Parliament and Council amended the Communications Directive with the Directive on the Retention of Data Processed in Connection with the Provision of Public Electronic Communications Services (“Data Retention Directive”). In the interests of public safety and terrorism prevention, the Data Retention Directive requires telecommunications carriers and information service providers to store traffic (e.g., time of communication, numbers, identity of users) and location data from electronic communications for six months to two years, at the discretion of the Member States. Member States are in the process of adopting this Directive into national laws and many have requested extensions to the deadline by which the Data Retention Directive is required to be implemented. Implementation of the Data Retention Directive may impact some of our operations.

In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. Website in certain circumstances must comply with Australian laws regarding libel. As we expand and localize our international activities, we may become obligated to comply with laws of additional jurisdictions. Non-U.S. laws regulating Internet companies may be less favorable than U.S. laws, giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

Risks Related To Our Stock

Future sales of our common stock may negatively affect our stock price.

As of February 13, 2008, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Our stock price may be volatile or may decline.

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•	Assessments of the size of our subscriber base and our average revenue per subscriber, and comparisons of our results in these and other areas versus prior performance and that of our competitors;

•	Variations between our actual results and investor expectations;

•	Regulatory or competitive developments affecting our markets;

•	Investor perceptions of us and comparable public companies;

•	A large percentage of our stock being sold short;

•	Conditions and trends in the communications, messaging and Internet-related industries;

•	Announcements of technological innovations and acquisitions;

•	Introduction of new services by us or our competitors;

•	Developments with respect to intellectual property rights;

•	Conditions and trends in the Internet and other technology industries;

•	Rumors, gossip or speculation published on public chat or bulletin boards;

•	General market conditions; and

•	Geopolitical events such as war, threat of war or terrorist actions.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2007, we leased approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in British Columbia; California; Hong Kong; Illinois; Ireland; the Netherlands and the United Kingdom.

All of our network equipment is housed either at our leased properties and facilities or at one of our multiple co-location facilities around the world.

Item 3.    Legal Proceedings

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following two companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Venali, Inc. (“Venali”) and Protus IP Solutions, Inc. (“Protus”). Venali and Protus have each filed counterclaims against us, which are described in more detail below.

Overview of Legal Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions are filed in response to patent actions filed by us against the plaintiffs. The number and significance of these disputes and inquiries are increasing as our business expands and j2 Global grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying and attempted monopolization) as well as tortious interference with business relationships, trademark infringement and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali. On April 13, 2007, the court granted in part our motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend. Venali has also voluntarily dismissed all of its counterclaims except those alleging antitrust violations based on our procurement and enforcement of our patents. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. Since that time, the parties have been engaged in extensive discovery. On December 7, 2007, Venali filed a motion for partial summary judgment of non-infringement. Our opposition to that motion is not yet due. Trial is currently scheduled for October 2008.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. Trial is currently set for October 2008.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. The claim construction hearing is set for April 28, 2008, and jury selection for trial in the matter is set for April 7, 2009.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Illinois. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by our affiliate against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On October 31, 2007, the Court stayed this action pending resolution of the related case in the Northern District of Georgia described below. On January 20, 2008, the Court dismissed this case with leave to reinstate it on or before December 31, 2008.

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by our affiliate. Like the prior lawsuit, IGC’s counterclaims name us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On December 7, 2007, we filed motions to dismiss IGC’s counterclaims that are pending before the court.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. On January 28, 2008, the court entered an order staying this case until June 2, 2008.

We do not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against these claims. In the event of a determination adverse to j2 Global, it may incur substantial monetary liability, which could have a material adverse effect on its consolidated financial position, results of operations or cash flows. In accordance with SFAS 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to these legal proceedings because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

Item 4.    Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Shareholders on October 24, 2007 in Los Angeles, California. A proposal to approve j2 Global’s 2007 Stock Plan was submitted to our shareholders for a vote at the Special Meeting. This proposal was approved with the following vote:

Number of Votes
For Against Abstain	30,604,914 9,008,803 240,292

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 two-for-one stock split effected in the form of a stock dividend.

	High	Low
Year ended December 31, 2007
First Quarter	$28.75	$23.01
Second Quarter	35.37	27.92
Third Quarter	37.23	32.45
Fourth Quarter	35.07	21.17
Year ended December 31, 2006
First Quarter	24.61	20.29
Second Quarter	31.29	22.06
Third Quarter	31.81	22.68
Fourth Quarter	29.39	26.41

Holders

We had 309 registered stockholders as of February 13, 2008. That number excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities

In March 2006, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of up to 2,000,000 shares from time to time through December 31, 2008, depending on market conditions and other factors. During 2007, we repurchased all 1,529,100 of the remaining shares of common stock authorized under this repurchase program at an aggregate cost of approximately $42.4 million (including commission fees of approximately $46,000).

The following table details the repurchases that were made under the program during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1, 2007—October 31, 2007	232,100	$33.16	232,100	754,722
November 1, 2007—November 30, 2007	754,722	26.09	754,722	—
Total	986,822	$27.75	986,822

(1)       Average price per share excludes commissions.

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010 (see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,383,174	$9.67	7,105,891
Equity compensation plans not approved by security holders	—	—	—
Total	4,383,174	$9.67	7,105,891

The number of securities remaining available for future issuance includes 5,428,924 and 1,676,967 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 10 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Telecommunications Index and an index of companies that j2 Global has selected as its peer group. The peer group index included in the performance graph consists of: deltathree, Inc., Easylink Services International Corporation (formerly Easylink Services Corporation), C2 Global Technologies, Inc. (formerly I-Link Corporation), iBasis, Inc., Premiere Global Services, Inc. (formerly PTEK Holdings, Inc.) and Tumbleweed Communications Corp. We believe that the peer group index provides a representative group of companies in the outsourced messaging and communications industry. Measurement points are December 31, 2002 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2007. The graph assumes that $100 was invested on December 31, 2002 in j2 Global’s common stock at the split-adjusted price of $1.24 per share and in each of the indices, and assumes reinvestment of any dividends. No dividends have been declared or paid on j2 Global’s common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

[PERFORMANCE GRAPH IS SET FORTH ON THE FOLLOWING PAGE]

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related Notes contained in this Annual Report on Form 10-K and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 and May 2003 two-for-one stock splits effected in the form of a stock dividend.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$220,697	$181,079	$143,941	$106,343	$71,622
Cost of revenues	43,987	36,723	29,844	21,018	17,799
Gross profit	176,710	144,356	114,097	85,325	53,823
Operating expenses:
Sales and marketing	38,768	30,792	23,025	18,591	11,242
Research, development and engineering	11,833	8,773	7,134	5,333	4,271
General and administrative	39,683	38,754	23,464	16,049	11,642
Total operating expenses	90,284	78,319	53,623	39,973	27,155
Operating earnings	86,426	66,037	60,474	45,352	26,668
Other income and expenses:
Gain on sale of investment	—	—	9,808	—	—
Interest and other income	9,272	7,269	3,416	1,244	486
Interest and other expense	(237)	(74)	(76)	(61)	(67)
Total other income and expenses	9,035	7,195	13,148	1,183	419
Earnings before income taxes	95,461	73,232	73,622	46,535	27,087
Income tax expense (benefit)	27,000	20,101	23,004	15,919	(8,771)
Net earnings	$68,461	$53,131	$50,618	$30,616	$35,858
Net earnings per common share:
Basic	$1.40	$1.08	$1.05	$0.66	$0.79
Diluted	$1.35	$1.04	$0.99	$0.61	$0.73
Weighted average shares outstanding:
Basic	48,953,483	49,209,129	48,224,818	46,625,488	45,463,788
Diluted	50,762,007	51,048,995	51,171,794	49,828,208	49,150,674

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$154,220	$95,605	$36,301	$18,814	$32,882
Working capital	193,794	165,207	107,938	66,942	63,401
Total assets	350,409	288,160	221,944	152,596	112,824
Long-term debt	—	—	149	866	221
Total stockholders’ equity	282,614	254,741	202,255	139,013	102,659

Cash Dividends

No cash dividends were paid for the years presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in Item 1A in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2008.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFaxDeveloperTM, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, RapidFAXTM, eVoice®, eVoice ReceptionistTM, YAC® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 42 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 12.0 million telephone numbers deployed as of December 31, 2007, more than one million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, Onebox, Onebox Receptionist, eVoice and eVoice Receptionist. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $202 million from $134 million for the three-year period ending December 31, 2005 to December 31, 2007. The primary reason for this increase was a 92% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the years ended December 31, 2007, 2006 and 2005 (in thousands except for percentages and average revenue per paying telephone number):

	December 31,
	2007	2006	2005
Free service telephone numbers	10,852	10,323	10,424
Paying telephone numbers	1,064	907	740
Total active telephone numbers	11,916	11,230	11,164

	Year Ended December 31,
	2007	2006	2005
Subscriber revenues:
Fixed	$162,128	$126,586	$98,721
Variable	50,201	48,585	40,985
Total subscriber revenues	$212,329	$175,171	$139,706

Percentage of total subscriber revenues:
Fixed	76.4%	72.3%	70.7%
Variable	23.6%	27.7%	29.3%

Revenues:
DID-based	$201,776	$167,882	$134,018
Non-DID-based	18,921	13,197	9,923
Total revenues	$220,697	$181,079	$143,941

Average monthly revenue per paying telephone number (1)	$16.46	$16.45	$16.75

(1)	See calculation of average revenue per paying telephone number at the end of this section, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue.   Our revenue consists substantially of monthly recurring and usage-based subscription fees. In accordance with GAAP and SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage-based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Investments.  We account for investments in equity securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). SFAS 115 requires that certain debt and equity securities be classified into one of three categories; held-to-maturity, available-for-sale or trading securities.  We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments in which we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized holdings gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Trading securities are carried at fair value, with unrealized holding gains and losses included in investment income. None of our investments are held for trading purposes. All securities are accounted for on a specific identification basis. In accordance with EITF 03-1, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions.

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Topic 14: Share-Based Payment (“SAB 107”). SAB 107 provides interpretive guidance regarding the application of SFAS 123(R). The SEC staff believes that SAB 107 will assist registrants in their initial implementation of SFAS 123(R) and enhance the information received by investors and other users of financial statements. The SEC staff recognizes that there is a range of conduct that a reasonable issuer might use to make estimates and valuations and otherwise implement SFAS 123(R). Thus, throughout SAB 107 the use of the terms “reasonable” and “reasonably” is not meant to imply a single conclusion or methodology, but to encompass the full range of potential conduct, conclusions or methodologies upon which a registrant may reasonably base its valuation decisions. In accordance with SAB 107, we have considered the guidance regarding the application of SFAS 123(R) and believe that we have adopted a reasonable methodology for measuring stock-based compensation expense as described above.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Consistent with SFAS 144, we have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances which would trigger an impairment review during 2007, 2006 or 2005.

Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2007, 2006 and 2005 and noted no impairment. Consequently, no impairment charges were recorded.

Income Taxes.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had approximately $7.8 million and $8.0 million in net deferred tax assets at December 31, 2007 and 2006, respectively. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of December 31, 2007 and 2006. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Income Tax Contingencies.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we are subject to periodic audits by U.S. and foreign taxing authorities. We are currently under audit by the Internal Revenue Service for the 2005 tax year. While it is possible that the 2005 tax audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to this audit may change compared to the liabilities recorded for the period, it is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions. We adequately establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the minimum threshold that an uncertain tax benefit is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain tax position, including $6.1 million recognized under FAS 5 and carried forward from prior years and an additional charge of $18.9 million to retained earnings (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Non-Income Tax Contingencies.  In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimated based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2007, we had $4.0 million of non-income tax related contingent liabilities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. An exposure draft will be issued for comment in the near future on this partial deferral. Accordingly, we will adopt SFAS 157 for financial assets and liabilities commencing in the first quarter of 2008. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt SFAS 159 in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009. We are currently assessing the potential impact of SFAS 160 on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes thereto.

	Year Ended December 31,
	2007	2006	2005

Revenues	100%	100%	100%
Cost of revenues	20	20	21
Gross profit	80	80	79
Operating expenses:
Sales and marketing	18	17	16
Research, development and engineering	5	5	5
General and administrative	18	21	16
Total operating expenses	41	43	37
Operating earnings	39	37	42
Gain on sale of investment	—	—	7
Interest and other income	4	4	2
Interest and other expense	—	—	—
Earnings before income taxes	43	41	51
Income tax expense	12	11	16
Net earnings	31%	30%	35%

Revenues

Subscriber Revenues.  Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component that is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues of 76%, 72% and 71% for 2007, 2006 and 2005, respectively. Subscriber revenues were $212.3 million, $175.2 million and $139.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers and international sales, in each case net of cancellations.

Other Revenues.  Other revenues were $8.4 million, $5.9 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues from 2005 through 2007 resulted primarily from an increase in patent licensing revenues.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $44.0 million, or 20% of revenues, $36.7 million, or 20% of revenues, and $29.8 million, or 21% of revenues, for the years ended December 31, 2007, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues was consistent from 2006 to 2007 due to enhanced utilization of network capacity offset by costs associated with network expansion. Cost of revenues as a percentage of revenues decreased from 2005 to 2006 primarily due to enhanced utilization of network capacity.

Operating Expenses

Sales and Marketing.  Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period. Sales and marketing expense was $38.8 million, or 18% of revenues, $30.8 million, or 17% of revenues, and $23.0 million, or 16% of revenues, for the years ended December 31, 2007, 2006, and 2005, respectively. The increase from 2006 to 2007 was due primarily to increased expense in 2007 to promote new brands and new services and promote our services internationally together with testing of new advertising media. Our expenditures to promote new brands and services, to promote our services in new geographic locations and to test new advertising media are not expected to generate as high returns on investment as we experience with our established brands, services, locations and advertising media. The increase from 2005 to 2006 was due primarily to increased Internet-based advertising and additional personnel. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers.

Research, Development and Engineering.  Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering expense was $11.8 million, or 5% of revenues, $8.8 million, or 5% of revenues, and $7.1 million, or 5% of revenues, for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in research, development and engineering costs over this three-year period was primarily due to an increase in personnel costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, stock-based compensation expense, bad debt expense and insurance costs. General and administrative expense was $39.7 million, or 18% of revenues, $38.8 million, or 21% of revenues, and $23.5 million, or 16% of revenues, for the years ended December 31, 2007, 2006 and 2005, respectively. General and administrative expense as a percentage of revenues decreased from 2006 to 2007 primarily due to costs incurred in 2006, but not in 2007, in connection with an independent investigation by a special committee of our Board of Directors, partially offset by increases in personnel, legal and bad debt expense in 2007. The increase in general and administrative expense as a percentage of revenues from 2005 to 2006 was primarily attributable to the expense in 2006 of the independent investigation, stock-based compensation expense and related payroll tax expense, professional fees, bad debt expense and additional personnel due to internal growth and acquisitions.

Stock-Based Compensation

The following table represents the stock-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cost of revenues	$668	$316	$43

Operating expenses:
Sales and marketing	1,187	1,038	75
Research, development and engineering	771	556	326
General and administrative	4,788	3,782	325
	$7,414	$5,692	$769

Non-Operating Income and Expenses

Gain on Sale of Investment.  In 2005, we recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger.

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long-term investments. Interest and other income amounted to $9.3 million, $7.3 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in interest and other income from 2006 to 2007 was due to a combination of higher cash and investment balances and higher interest rates. The increase in interest and other income from 2005 to 2006 was due to a combination of higher cash and investment balances, higher interest rates and approximately $1.3 million in other income in 2006 from litigation settlement proceeds. Due to falling interest rates, the interest earned on our cash, cash equivalents and short and long-term investments may decrease in 2008, which may or may not be offset by increasing cash and investment balances and efforts to invest in higher return investments.

Interest and Other Expense.  Our interest and other expense amounted to approximately $237,000, $74,000 and $76,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest and other expense were primarily related to realized losses from foreign currency transactions for 2007. For 2006 and 2005, interest and other expense was primarily related to interest on capital lease obligations and long term debt.

Income Taxes. Our effective income tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As of December 31, 2007, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $6.2 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2007, we had state research and development tax credits of $0.4 million, which last indefinitely.

Income tax expense amounted to $27.0 million, $20.1 million and $23.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rates for 2007, 2006 and 2005 were approximately 28%, 27% and 31%, respectively. The increase in our annual effective income tax rate from 2006 to 2007 was primarily attributable to an increase in the proportion of our taxable income being sourced in the U.S. and subject to higher tax rates than in foreign jurisdictions, offset in part by the favorable impact of the lapse of a statute of limitations, which caused a reduction in our liability for unrecognized tax benefits of approximately $1.1 million in 2007. The decrease in our income tax rate from 2005 to 2006 was primarily attributable to an increasing proportion of our taxable income being sourced in foreign jurisdictions with tax rates lower than those in the U.S.

Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged, which may have a significant impact on our effective tax rate.

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with FIN 48. We recorded a liability for unrecognized tax benefits of approximately $5.9 million in accordance with FIN 48 for the year ended December 31, 2007. However, our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2007, we had total cash and investments of $229.8 million, consisting of cash and cash equivalents of $154.2 million, short-term investments of $54.3 million and long-term investments of $21.2 million. Our investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity, and, thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of December 31, 2007 and long-term investments mature one year or more from December 31, 2007.

A portion of our investment portfolio is invested in auction rate debt securities and if an auction fails for amounts we have invested, our investment will not be liquid until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. We classify auction rate debt securities as short-term investments as the established interest rate reset periods are less than one year. However, in the event of a failed auction rate debt security, we may determine to hold such security until maturity and reclassify such security to long-term investments. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and recognized an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. Except as noted above, there have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2007.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $94.2 million, $73.0 million and $64.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $208.5 million, $179.1 million and $112.8 million at December 31, 2007, 2006 and 2005, respectively.

We currently anticipate that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, investment requirements, and commitments.

Net cash used in investing activities was $7.0 million, $5.0 million and $49.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities in 2007 and 2006 was primarily attributable to purchases of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by proceeds from sales and maturities of investments. Net cash used in investing activities in 2005 was primarily attributable to purchases of investments and acquisition of businesses, offset by maturities of investments and proceeds from sale of an investment.

Net cash provided by (used in) financing activities was $(29.9) million, $(9.4) million and $2.8 million for the years ended 2007, 2006 and 2005, respectively. For 2007, net cash used by financing activities was primarily comprised of repurchases of our common stock offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. For 2006, net cash used in financing activities was primarily comprised of repurchases of our common stock and repayment of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. Net cash provided by financing activities in 2005 was primarily comprised of proceeds from the exercise of stock options and warrants partially offset by debt repayment.

Capital Expenditures

We have financed a portion of our operating technology equipment, software and office equipment through capital lease and loan arrangements. Amounts due under these arrangements were zero, $0.1 million and $0.7 million at December 31, 2007, 2006 and 2005, respectively.

Income Taxes

For 2005 our cash flows were positively impacted by the utilization of our NOLs and tax credit carryforwards. As of December 31, 2006 and 2007, our available NOLs and tax credit carryforwards are not expected to have a material impact on future cash flows. As such, we expect our cash tax payments to be higher than in 2005. However, we continue to expect our cash tax payments to be reduced by the tax deduction related to stock option exercises and restricted stock vesting.

Stock Repurchase Program

In March 2006, our Board of Directors approved a program authorizing the repurchase of up to 2,000,000 shares of our common stock through December 31, 2008. During 2007, we repurchased all 1,529,100 of the remaining shares of common stock authorized under this repurchase program at an aggregate cost of approximately $42.4 million (including commission fees of approximately $46,000). In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010 (see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Off-Balance Sheet Entities

As of December 31, 2007, we did not have interests in any variable interest entities, as defined by FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating leases	$4,286	$1,486	$1,684	$224	$892
Telecom services and co-location facilities	10,858	4,560	6,298	—	—
Computer software and related services	1,300	1,300	—	—	—
	$16,444	$7,346	$7,982	$224	$892

Calculation of Average Revenue per Paying Telephone Number
	December 31,
	2007	2006	2005
	(In thousands except average monthly revenue per paying telephone number)
DID-based revenues	$201,776	$167,882	$134,018
Less other revenues	(7,232)	(5,355)	(3,993)
Total paying telephone number revenues	$194,544	$162,527	$130,025

Average paying telephone number monthly revenue (total divided by number of months)	$16,212	$13,544	$10,835

Number of paying telephone numbers

Beginning of period	907	740	554
End of period	1,064	907	740

Average of period	985	823	647

Average monthly revenue per paying telephone number (1)	$16.46	$16.45	$16.75

(1)    Due to rounding, individual numbers may not recalculate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments are held for trading purposes.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. As of December 31, 2007 and 2006, we had investments in debt securities with effective maturities between three months and one year of approximately $54.3 million and $83.5 million, respectively. Such investments had a weighted-average yield of approximately 4.2% and 3.9%, respectively. As of December 31, 2007 and 2006, we had investments in debt securities with effective maturities between one and four years of approximately $21.2 million and $12.5 million, respectively. Such investments had a weighted average yield of approximately 5.7% and 5.0%, respectively. Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2007, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.3 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our primary exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, Euro and British Pound Sterling. However, the exposure is mitigated by our practice of generally reinvesting profits from international operations in order to grow that business.

As we increase our operations in international markets we become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future.

Foreign exchange gains and losses were not material to our earnings in 2007, 2006 or 2005. For the years ended December 31, 2007, 2006 and 2005, translation adjustments amounted to $2.1 million, $2.3 million and $(1.7) million, respectively. As of December 31, 2007, cumulative translation adjustments included in other comprehensive income amounted to $2.6 million. We periodically review our strategy for hedging transaction risks. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
j2 Global Communications, Inc.

We have audited the consolidated balance sheet of j2 Global Communications, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule of j2 Global Communications, Inc. and its subsidiaries listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and its subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global Communications, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2008 expressed an unqualified opinion on the effectiveness of j2 Global Communications, Inc.’s internal control over financial reporting.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of j2 Global Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006 and accordingly, has changed its method of accounting for share-based compensation.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 11, 2007

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands, except share amounts)

	2007	2006
ASSETS

Cash and cash equivalents	$154,220	$95,605
Short-term investments	54,297	83,498
Accounts receivable, net of allowances of $1,378 and $1,105, respectively	15,365	11,989
Prepaid expenses and other	5,061	4,779
Deferred income taxes	1,724	2,643
Total current assets	230,667	198,514

Long-term investments	21,241	12,493
Property and equipment, net	23,511	18,951
Goodwill	39,452	30,954
Other purchased intangibles, net	29,220	21,400
Deferred income taxes	6,113	5,406
Other assets	205	442
Total assets	$350,409	$288,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$17,516	$17,117
Income taxes payable	4,649	4,511
Deferred revenue	14,708	11,530
Current portion of long-term debt	—	149
Total current liabilities	36,873	33,307

Accrued income tax liability	30,863	—
Other	59	112
Total liabilities	67,795	33,419

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2007 and 2006; total issued and outstanding 48,665,612 and 49,318,144 shares at December 31, 2007 and 2006, respectively	543	535
Additional paid-in capital	121,503	144,935
Treasury stock, at cost (5,660,324 and 4,131,224 shares at December 31, 2007 and 2006, respectively)	(4,662)	(4,647)
Retained earnings	162,281	112,735
Accumulated other comprehensive income	2,949	1,183
Total stockholders’ equity	282,614	254,741

Total liabilities and stockholders’ equity	$350,409	$288,160

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share data)

	2007	2006	2005

Revenues:
Subscriber	$212,329	$175,171	$139,706
Other	8,368	5,908	4,235
	220,697	181,079	143,941

Cost of revenues (including stock-based compensation of $668, $316 and $43 in 2007, 2006 and 2005, respectively)	43,987	36,723	29,844

Gross profit	176,710	144,356	114,097

Operating expenses:
Sales and marketing (including stock-based compensation of $1,187, $1,038 and $75 in 2007, 2006 and 2005, respectively)	38,768	30,792	23,025
Research, development and engineering (including stock-based compensation of $771, $556, and $326 in 2007, 2006 and 2005, respectively)	11,833	8,773	7,134
General and administrative (including stock-based compensation of $4,788, $3,782 and $325 in 2007, 2006 and 2005, respectively)	39,683	38,754	23,464
Total operating expenses	90,284	78,319	53,623
Operating earnings	86,426	66,037	60,474
Other income (expenses):
Gain on sale of investment	—	—	9,808
Interest and other income	9,272	7,269	3,416
Interest and other expense	(237)	(74)	(76)
Total other income and expenses	9,035	7,195	13,148

Earnings before income taxes	95,461	73,232	73,622
Income tax expense	27,000	20,101	23,004

Net earnings	$68,461	$53,131	$50,618
Net earnings per common share:
Basic	$1.40	$1.08	$1.05
Diluted	$1.35	$1.04	$0.99
Weighted average shares outstanding:
Basic	48,953,483	49,209,129	48,224,818
Diluted	50,762,007	51,048,995	51,171,794

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share amounts)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Notes receivable from stockholders	Retained earnings	Accumulated other comprehensive income/(loss)	Stockholders’ equity

Balance, December 31, 2004	50,876,416	$509	$133,570	(3,660,324)	$(4,643)	$(9)	$8,986	$600	$139,013
Comprehensive income:
Net earnings	—	—	—	—	—	—	50,618	—	50,618
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,736)	(1,736)
Comprehensive income	—	—	—	—	—	—	50,618	(1,736)	48,882
Exercise of stock options	1,517,718	15	2,899	—	—	—	—	—	2,914
Issuance of common stock under employee stock purchase plan	33,160	—	508	—	—	—	—	—	508
Tax benefit of stock option exercises	—	—	9,489	—	—	—	—	—	9,489
Exercise of warrants	432,002	5	666	—	—	—	—	—	671
Issuance of restricted stock	325,000	3	(3)	—	—	—	—	—	—
Stock-based compensation	—	—	769	—	—	—	—	—	769
Write-off of notes receivable from stockholders	—	—	—	—	—	9	—	—	9
Balance, December 31, 2005	53,184,296	532	147,898	(3,660,324)	(4,643)	—	59,604	(1,136)	202,255
Comprehensive income:
Net earnings	—	—	—	—	—	—	53,131	—	53,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,319	2,319
Comprehensive income	—	—	—	—	—	—	53,131	2,319	55,450
Exercise of stock options	228,883	3	925	—	—	—	—	—	928
Issuance of common stock under employee stock purchase plan	20,849	—	472	—	—	—	—	—	472
Tax benefit of stock option exercises and restricted stock	—	—	1,556	—	—	—	—	—	1,556
Repurchase of common stock			(11,608)	(470,900)	(4)	—	—	—	(11,612)
Issuance of restricted stock, net	15,340	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	5,692	—	—	—	—	—	5,692
Balance, December 31, 2006	53,449,368	535	144,935	(4,131,224)	(4,647)	—	112,735	1,183	254,741
Comprehensive income:
Adoption of FIN 48	—	—	—	—	—	—	(18,915)	—	(18,915)
Net earnings	—	—	—	—	—	—	68,461	—	68,461
Foreign currency translation	—	—	—	—	—	—	—	2,111	2,111
Unrealized loss on held-to-maturity investments	—	—	—	—	—	—	—	(345)	(345)
Comprehensive income	—	—	—	—	—	—	49,546	1,766	51,312
Exercise of stock options	776,273	7	7,693	—	—	—	—	—	7,700
Issuance of common stock under employee stock purchase plan	9,282	—	266	—	—	—	—	—	266
Tax benefit of stock option exercises and restricted stock	—	—	3,608	—	—	—	—	—	3,608
Repurchase of common stock	—	—	(42,349)	(1,529,100)	(15)	—	—	—	(42,364)
Repurchase of restricted stock	(9,784)	—	(63)	—	—	—	—	—	(63)
Issuance of restricted stock, net	100,794	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	7,414	—	—	—	—	—	7,414
Balance, December 31, 2007	54,325,933	$543	$121,503	(5,660,324)	$(4,662)	$—	$162,281	$2,949	$282,614

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$68,461	$53,131	$50,618
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,134	8,228	7,109
Gain on sale of investment	—	—	(9,808)
Share-based compensation	7,414	5,692	769
Tax benefit of vested restricted stock	—	108	—
Tax benefit of stock option exercises	—	1,478	9,489
Excess tax benefit from share-based compensation	(4,731)	(1,458)	—
Deferred income taxes	212	(1,961)	2,133
Loss on disposal of fixed assets	229	130	12
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(3,106)	(2,463)	(554)
Prepaid expenses and other current assets	(133)	(1,394)	(512)
Other assets	(201)	(118)	(267)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,580)	5,773	1,368
Income taxes payable	9,672	1,635	2,640
Deferred revenue	2,991	4,112	1,348
Accrued income tax liability	5,898	—	—
Other	(53)	112	—
Net cash provided by operating activities	94,207	73,005	64,345
Cash flows from investing activities:
Purchases of available-for-sale investments	(311,003)	(144,803)	(107,495)
Sales of available-for-sale investments	279,088	121,858	91,025
Purchases of held-to-maturity investments	(26,498)	(36,705)	(41,844)
Maturities of held-to-maturity investments	78,954	71,931	25,110
Purchases of property and equipment	(10,315)	(7,199)	(8,928)
Proceeds from the sale of property and equipment	—	10	1
Acquisition of businesses, net of cash received	(11,165)	(7,351)	(10,863)
Purchases of intangible assets	(6,038)	(3,517)	(5,240)
Proceeds from sale of investment	—	822	9,169
Net cash used in investing activities	(6,977)	(4,954)	(49,065)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(42,427)	(11,612)	—
Issuance of common stock under employee stock purchase plan	266	472	508
Exercise of stock options and warrants	7,700	928	3,586
Excess tax benefit on stock option exercises	4,731	1,458	—
Repayment of long-term debt	(153)	(599)	(1,325)
Net cash provided by (used in) financing activities	(29,883)	(9,353)	2,769
Effect of exchange rate changes on cash and cash equivalents	1,268	606	(562)
Net increase in cash and cash equivalents	58,615	59,304	17,487
Cash and cash equivalents at beginning of year	95,605	36,301	18,814
Cash and cash equivalents at end of year	$154,220	$95,605	$36,301

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1.        The Company

j2 Global Communications, Inc. (“j2 Global”, “our”, “us’ or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFaxDeveloperTM, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, RapidFAXTM, eVoice®, eVoiceReceptionistTM, YAC® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 42 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. As of December 31, 2007, j2 Global had nearly 12 million telephone numbers deployed to its customers. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

2.        Basis of Presentation and Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)  Stock Split

On May 25, 2006, we effected a two-for-one stock split of our common stock in the form of a stock dividend to each shareholder of record at the close of business on May 15, 2006. All historical share and per share amounts contained in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect this change in our capital structure.

(c)  Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, long-lived and intangible assets and goodwill and stock-based compensation. These estimates are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

(d)  Revenue Recognition

Our subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP and with Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring subscription and usage-based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Our advertising revenues (included in “other revenues”) primarily consist of revenues derived by delivering email messages on behalf of advertisers to our customers who elect to receive such messages. Revenues are recognized in the period in which the advertising services are performed, provided that no significant j2 Global obligations remain and the collection of the resulting receivable is reasonably assured.

Our patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Patent revenues are recognized when earned over the term of the license agreement. With regard to fully-paid up license arrangements, we generally recognize as revenue in the quarter the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.

(e)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS 107”), requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2007 and 2006, the carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of long-term debt approximates fair value as the related interest rates approximate rates currently available to j2 Global.

(f)  Cash and Cash Equivalents

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date.

(g)  Investments

We account for our short-term and long-term investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments in which we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. None of our investments are held for trading purposes. All securities are accounted for on a specific identification basis.

The following table summarizes the estimated fair value of our short-term and long-term investments designated as available-for-sale and held-to-maturity classified by the contractual maturity date of the security (in thousands):

As of December 31, 2007
Due within 1 year	$54,297
Due within more than 1 year but less than 5 years	9,949
Due within more than 5 years but less than 10 years	6,200
Due 10 years or after	5,092

Total available-for-sale and held-to-maturity investments	$75,538

At December 31, 2007 and 2006, auction rate securities aggregated $47.6 million and $60.5 million, respectively, and were included in short-term available-for-sale investments in the accompanying consolidated balance sheets, except for those that were reclassified to long-term held-to-maturity investments as described below. As of December 31, 2007, the auction rate debt securities have stated maturities through 2045. The auction rate preferred securities have no stated maturity dates. Each of these securities has interest rates that reset periodically at established intervals of 90 days or less. At each auction reset, we have the option to hold the position, bid for a new interest rate or sell. In the event of a failed auction rate debt security, we may reclassify the auction rate debt security from short-term to long-term investments based on the actual maturity of the security rather than the auction reset period. In addition, if an auction fails our investment will not be liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and recognized an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. We have the ability and intent to hold these auction rate debt securities until maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. Except as noted above, there have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2007.

At December 31, 2007 and 2006, long-term held-to-maturity securities mature between one year or more from the date of the financial statements. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Unrealized losses on held-to-maturity securities were $0.3 million and $0.2 million for 2007 and 2006, respectively. The unrealized loss is amortized over the remaining live of the held-to-maturity investment. We currently intend to hold all of these securities to maturity.

Proceeds from the sale of available-for-sale investments amounted to $279.1 million, $121.9 million and $91.0 million for 2007, 2006 and 2005, respectively. The cost of the available-for-sale investments sold is purchase price paid, net of amortization, if applicable.

We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2007, 2006 and 2005. There were no restrictions on cash and cash equivalents or investments as of December 31, 2007.

(h)  Foreign Currency

Some of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recognized as interest and other income/expense.

(i)  Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to ten years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. We have capitalized certain internal use software and Website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to seven years.

(j)  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to twenty years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if we believe indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. We completed the required impairment review at the end of 2007, 2006 and 2005 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(k)  Long-Lived Assets

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2007, 2006 or 2005. Net long-lived assets, including intangible assets subject to amortization, amounted to $50.3 million and $38.3 million as of December 31, 2007 and 2006, respectively.

(l)  Income Taxes

Our income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Deferred income taxes are accounted for using the asset and liability method as prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes, and other relevant factors. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The majority of our gross deferred tax assets relate to net operating loss carryforwards that related to differences in stock-based compensation between the financial statements and our tax returns.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain tax position, including $6.1 million recognized under FAS 5 and carried forward from prior years and an additional charge of $18.9 million to retained earnings (see Note 8. Income Taxes).

(m)  Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value of all stock-based payment awards, including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). SFAS 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We elected to use the modified prospective method as permitted by SFAS 123(R), under which the consolidated financial statements for prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective method requires that stock-based compensation expense be recorded for (a) any stock-based payments granted through December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any stock-based payments granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of the grant using an option pricing model. The fair value of the awards is recognized as stock-based compensation expense over the requisite employee service period (see Note 10. Stock Options and Employee Stock Purchase Plan).

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related guidance. The cumulative effect upon adoption of SFAS 123(R) was not material.

The table below sets forth the pro forma effect on 2005 net earnings and net earnings per share computed as if we had valued stock-based awards to employees using the Black-Scholes option pricing model and recorded stock-based compensation expense instead of applying the guidelines provided by APB 25 (in thousands, except share and per share amounts):

		Year Ended
		December 31, 2005
Net earnings, as reported		$50,618
Add:	Amortization of stock-based compensation
	included in reported net income, net of related
	tax effects	505
Deduct:	Stock based employee compensation expense
	determined under the fair value-based method,
	net of related tax effect	(3,526)
Pro forma net earnings		$47,597

Basic net earnings per common share:
	As reported	$1.05
	Pro forma	$0.99

Diluted net earnings per common share:
	As reported	$0.99
	Pro forma	$0.94

Weighted average shares outstanding
	Basic	48,224,818
	Diluted	50,609,630

We account for option grants to non-employees using the guidance of SFAS 123(R) and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC Staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

(n)  Earnings Per Common Share

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC Staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery and handling of fax, voice and email messages and communications via the telephone and/or Internet networks.

(q)  Comprehensive Income

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

(r)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. On November 14, 2007, the FASB deferred the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Accordingly, we will adopt SFAS 157 with respect to financial assets and liabilities commencing in the first quarter of 2008. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt SFAS 159 in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009. We are currently assessing the potential impact of SFAS 160 on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

3.        Business Acquisitions

During 2007, we completed two acquisitions, neither of which was material to our financial position at the dates of acquisition. In July 2007, we acquired YAC Limited (“YAC”), an Ireland-based provider of messaging services whose customers are predominantly located in the United Kingdom. In connection with the acquisition, we paid cash in exchange for all outstanding shares of capital stock. The purchase price, including acquisition costs, was $8.5 million of which $1.6 million was a contingent holdback on the date of acquisition. The purchase price included $58,000 of property and equipment and $321,000 of other assets acquired and liabilities assumed at acquisition. The excess of the purchase price over the fair value of identifiable net tangible liabilities acquired amounted to $7.9 million, of which $3.9 million was allocated to identifiable intangible assets and $4.0 million was allocated to goodwill. In December 2007, we paid $1.1 million of capital gain tax in lieu of the holdback and received from the seller a purchase price adjustment of $0.1 million in cash and an additional $0.1 million as an offset to the holdback.

In December 2007, we purchased for cash substantially all of the operations of RapidFAX, a division of EasyLink Services International Corporation, a Georgia provider of digital fax, electronic data interchange and other services. The purchase price, including acquisition costs, was approximately $5.3 million, of which $795,000 was a contingent holdback on the date of acquisition. Of the $5.3 million purchase price, $1.6 million was allocated to identifiable intangible assets and $3.7 million was allocated to goodwill.

During 2006, we completed one acquisition, which was not material to our financial position at the date of acquisition. In July 2006, we purchased substantially all of the assets and operations of Send2Fax, LLC (“Send2Fax”), a South Carolina provider of Internet fax services. The purchase price, including acquisition costs, was $7.2 million of which $800,000 was a contingent holdback on the date of acquisition. The purchase price also included current assets of $41,000, property and equipment of $99,000 and current liabilities assumed at acquisition of $248,000. The contingent holdback amount was released in full. Additionally, a revenue-based contingent earn-out of $850,000 was paid in January 2007. The excess of the purchase price over the fair value of identifiable net tangible liabilities acquired amounted to $8.2 million, of which $1.8 million was allocated to identifiable intangible assets and $6.4 million was allocated to goodwill.

During 2005, we completed three acquisitions, none of which was material to our financial position at the dates of acquisition. In January 2005, we purchased for cash substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price (in U.S. Dollars), including acquisition costs, was $3.6 million. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $3.7 million, of which $1.4 million was allocated to identifiable intangible assets and $2.3 million was allocated to goodwill. In June 2005, we purchased for cash substantially all of the assets and operations of a California provider of fax-to-email and unified messaging services. The purchase price, including acquisition costs, was $4.4 million of which $500,000 was a contingent holdback on the date of acquisition. In December 2005, we released one half, or $250,000, of the unused portion of the contingent holdback amount and the remaining unused portion was released in June 2006. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $3.7 million, of which $1.5 million was allocated to identifiable intangible assets and $2.2 million was allocated to goodwill. In November 2005, we purchased for cash substantially all of the assets and operations of a European provider of fax-to-email and unified messaging services. The purchase price (in U.S. Dollars), including acquisition costs, was $3.1 million. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $3.5 million, of which $0.7 million was allocated to identifiable intangible assets and $2.8 million was allocated to goodwill.

We accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of j2 Global since the date of each respective acquisition. The results of operations for these entities during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

4.        Property and Equipment

Property and equipment, stated at cost, at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Computers and related equipment	$49,982	$39,880
Furniture and equipment	984	793
Capital leases	569	1,016
Leasehold improvements	2,663	1,755
	54,198	43,444
Less: Accumulated depreciation and amortization	(30,687)	(24,493)
Total property and equipment, net	$23,511	$18,951

Included in accumulated amortization at December 31, 2007 and 2006 is $569,000 and $832,000, respectively, related to capital leases. Amortization expense related to capital leases aggregated $3,000, $38,000 and $186,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense was $6.2 million, $5.7 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5.        Goodwill and Intangible Assets

Pursuant to SFAS 142, we completed the annual impairment review of our goodwill and indefinite-lived intangible assets for the years 2007, 2006 and 2005. We concluded that the fair values of our goodwill and indefinite-life intangible assets were in excess of their carrying values as of December 31, 2007, 2006 and 2005. Consequently, no impairment charges were recorded.

The changes in carrying amounts of goodwill and other intangible assets for the year ended December 31, 2007 were as follows (in thousands):

	Balance as of January 1, 2007	Additions	Amortization	Deductions (1)	Foreign Exchange Translation	Balance as of December 31, 2007
Goodwill	$30,954	$8,019	$—	$—	$479	$39,452
Intangible assets with indefinite lives	2,063	321	—	—	—	2,384
Intangible assets subject to amortization	19,337	11,187	(3,896)	—	208	26,836
Other – unallocated	—	—	—	—	—	—
Total	$52,354	$19,527	$(3,896)	$—	$687	$68,672

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2006 were as follows (in thousands):

	Balance as of January 1, 2006	Additions	Amortization	Deductions (1)	Foreign Exchange Translation	Balance as of December 31, 2006
Goodwill	$19,942	$10,180	$—	$(160)	$992	$30,954
Intangible assets with indefinite lives	1,590	470	—	—	3	2,063
Intangible assets subject to amortization	15,270	6,081	(2,553)	—	539	19,337
Other – unallocated	3,439	(3,439)	—	—	—	—
Total	$40,241	$13,292	$(2,553)	$(160)	$1,534	$52,354

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2005 were as follows (in thousands):

	Balance as of January 1, 2005	Additions	Amortization	Deductions (1)	Foreign Exchange Translation	Balance as of December 31, 2005
Goodwill	$19,434	$5,099	$—	$(3,772)	$(819)	$19,942
Intangible assets with indefinite lives	1,409	182	—	—	(1)	1,590
Intangible assets subject to amortization	9,847	7,754	(1,988)	—	(343)	15,270
Other – unallocated	—	3,485	—	—	(46)	3,439
Total	$30,690	$16,520	$(1,988)	$(3,772)	$(1,209)	$40,241

(1)  Deductions principally relate to the reversal of deferred tax asset valuation allowances related to acquired entities.

Intangible assets with indefinite lives relate primarily to a trade name. As of December 31, 2007, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.82 years	20,841	$5,451	$15,390
Technology	2.97 years	4,106	3,168	938
Customer relationships	3.86 years	5,601	2,528	3,073
Trade name	16.02 years	8,404	969	7,435
Total		$38,952	$12,116	$26,836

As of December 31, 2006, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.7 years	$15,189	$3,059	$12,130
Technology	2.5 years	3,372	2,982	390
Customer relationships	4.7 years	3,603	1,686	1,917
Trade name	16.6 years	5,420	520	4,900
Total		$27,584	$8,247	$19,337

As of December 31, 2005, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	10.4 years	$11,600	$1,566	$10,034
Technology	2.0 years	2,901	2,801	100
Customer relationships	4.9 years	2,942	1,073	1,869
Trade name	17.5 years	3,467	200	3,267
Total		$20,910	$5,640	$15,270

Expected amortization expense for intangible assets subject to amortization at December 31, 2007, are as follows (in thousands):

Fiscal Year:
2008	$4,785
2009	4,517
2010	3,519
2011	2,336
2012	2,122
Thereafter	9,557
Total expected amortization expense	$26,836

Amortization expense was $3.9 million, $2.6 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6.        Commitments and Contingencies

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2021. Future minimum lease payments at December 31, 2007, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows (in thousands):

Operating Leases
Fiscal Year:
2008	$1,486
2009	1,337
2010	347
2011	112
2012	112
Thereafter	892
Total minimum lease payments	$4,286

Rental expense for the years ended December 31, 2007, 2006 and 2005 was approximately $1.6 million, $1.7 million and $1.5 million, respectively.

7.        Litigation

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On June 21, 2006, Venali filed suit against us and our affiliate in the United States District Court for the Southern District of Florida, alleging violations of antitrust law and various related claims arising out of our procurement and enforcement of our patents. In lieu of any response to Venali’s complaint, the parties reached an agreement whereby Venali dismissed its complaint without prejudice and re-filed certain of its claims as counterclaims in the patent infringement actions in California. On December 27, 2006, Venali filed amended counterclaims in the July 2005 action alleging several violations of antitrust law (fraudulent procurement of patents, fraudulent enforcement of patents, tying and attempted monopolization) as well as tortious interference with business relationships, trademark infringement and unfair and deceptive trade practices. Venali is seeking damages, including treble damages for the antitrust claims, injunctive relief, attorneys’ fees and costs. Venali’s claims relate in substantial part to the patent infringement claims by us against Venali. On April 13, 2007, the court granted in part our motion to dismiss Venali’s counterclaims, dismissing the tying claim with leave to amend. Venali has also voluntarily dismissed all of its counterclaims except those alleging antitrust violations based on our procurement and enforcement of our patents. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. Since that time, the parties have been engaged in extensive discovery. On December 7, 2007, Venali filed a motion for partial summary judgment of non-infringement. Our opposition to that motion is not yet due. Trial is currently scheduled for October 2008.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. Trial is currently set for October 2008.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,685,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. The claim construction hearing is set for April 28, 2008, and jury selection for trial in the matter is set for April 7, 2009.

On June 21, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Illinois. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by our affiliate against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On October 31, 2007, the Court stayed this action pending resolution of the related case in the Northern District of Georgia described below. On January 20, 2008, the Court dismissed this case with leave to reinstate it on or before December 31, 2008.

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by our affiliate. Like the prior lawsuit, IGC’s counterclaims name us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On December 7, 2007, we filed motions to dismiss IGC’s counterclaims that are pending before the court.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. On January 28, 2008, the court entered an order staying this case until June 2, 2008.

We do not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against these claims. In the event of a determination adverse to j2 Global, it may incur substantial monetary liability, which could have a material adverse effect on its consolidated financial position, results of operations or cash flows. In accordance with SFAS 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to these legal proceedings because we believe that, although unfavorable outcomes in the proceedings may be reasonably possible, they are not considered by management to be probable or reasonably estimable.

8.        Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$21,764	$17,660	$17,548
State	3,557	2,613	2,770
Foreign	1,467	1,789	553
Total current	26,788	22,062	20,871

Deferred:
Federal	136	(1,535)	827
State	141	(208)	1,200
Foreign	(65)	(218)	106
Total deferred	212	(1,961)	2,133

Total provision	$27,000	$20,101	$23,004

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	2.5	2.1	3.5
Foreign rate differential	(15.1)	(15.9)	(9.8)
Tax contingency reserve	6.3	6.0	2.2
Other	(0.4)	0.2	0.3
Effective tax rates	28.3%	27.4%	31.2%

Our effective rate for each year is normally lower than the 35.0% U.S. federal statutory income tax rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where the effective tax rate is lower than in the U.S.

Uncertain Tax Positions

We adopted FIN 48 as of January 1, 2007 (See Note 2. Basis of Presentation and Summary of Significant Accounting Policies) and accrued liabilities for unrecognized tax benefits in accordance with the requirement of FIN 48. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain tax position, including $6.1 million recognized under FAS 5 and carried forward from prior years and $18.9 million recognized upon adoption of FIN 48 as a reduction to retained earnings. During 2007, we recognized a net increase of $5.9 million in liabilities and at December 31, 2007, had $30.9 million in liabilities for unrecognized tax benefits. Included in this liability amount were $1.9 million accrued for the related interest, net of federal income tax benefits, and $0.5 million for the related penalty recorded in income tax expense on our Consolidated Statements of Operations.

The reconciliation of our unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$24,965
Increases related to positions taken on items from prior years	197
Decreases related to positions taken on items from prior years	(645)
Increases related to positions taken in 2007	6,233
Decreases due to expiration of statues of limitations	(1,091)
Related interest and penalty, tax effected	1,204
Balance at December 31, 2007	$30,863

At this point it is not possible to provide an estimate of the amount, if any, of significant changes in unrecorded tax benefits that are reasonably possible to occur in the next 12 months. Uncertain tax positions that are reasonably possible to significantly change during the next 12 months as a result of the expiration of statute of limitations for specific taxing jurisidctions relate to transfer pricing, utilized net operating losses and foreign permanent establishments.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$2,991	$3,128
Tax credit carryforwards	400	400
Accrued expenses	634	2,728
Stock-based compensation expense	2,815	1,735
Other	996	58
Net deferred assets	$7,836	$8,049

As of December 31, 2007, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of approximately $6.2 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2007, we had state research and development tax credits of $0.4 million, which last indefinitely.

As of December 31, 2007, 2006 and 2005, U.S. income taxes have not been assessed on approximately $82.8 million, $62.8 million and $22.1 million, respectively, of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely.

During 2007, 2006 and 2005, we recorded tax benefits of approximately $0.8 million, $1.6 million and $9.5 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of our income tax liability and an increase in equity, respectively.

We are currently under audit by the Internal Revenue Service for the 2005 tax year. While it is possible that the 2005 tax audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to this audit may change compared to the liabilities recorded for the period, it is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to recorded liabilities.

9.        Stockholders’ Equity

(a)  Warrants

In connection with a private placement offering completed in June 1998, we issued warrants (“Warrants”) to acquire shares of our common stock with an exercise price of $2.40 per share, which expired in June 2005. During 2005, warrants to acquire 455,936 shares were exercised resulting in 432,002 shares of common stock being issued. There were no Warrants outstanding at December 31, 2007 and 2006.

In addition to the Warrants described above, in 1999 we issued warrants to a financing company and an Internet service provider to purchase an aggregate of 279,164 shares of common stock at $2.40 per share. As of December 31, 2007, none of these warrants were outstanding as the remaining warrants to purchase 29,164 shares expired in April 2005.

(b)  Share Repurchase Program

In March 2006, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to two million shares of our common stock through December 2008. On April 26, 2006, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. For the years ended December 31, 2007 and 2006, we purchased 1,529,100 and 470,900 shares of common stock under this program, respectively, at a total cost of $42.4 million and $11.6 million, respectively, representing an average price per share of $27.71 and $24.62, respectively. During 2007, we completed the repurchase program, having repurchased all two million shares of common stock authorized under the program. In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010 (see Note 18. Subsequent Events).

(c)  Stock Split

On May 25, 2006, we effected a two-for-one stock split of our common stock in the form of a stock dividend, to each shareholder of record at the close of business on May 15, 2006. All historical share and per share amounts contained in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect this change in our capital structure.

10.      Stock Options and Employee Stock Purchase Plan

Effective January 1, 2006, j2 Global adopted the provisions of SFAS 123(R), which require the measurement and recognition of compensation expense based on estimated fair value of all stock-based payment awards including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). (see section (m) Stock-Based Compensation contained in Note 2 of the Notes to Consolidated Financial Statements).

Our stock-based compensation plans include the 2007 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan and  2001 Employee Stock Purchase Plan (each is described below).

(a)  Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Option Plan

In October 2007, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The number of authorized shares of common stock that may be used for 2007 Plan purposes is 4,500,000. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options.

In November 1997, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which was twice amended and restated. The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes . An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan.

At December 31, 2007, 2006 and 2005, options to purchase 2,827,439, 3,091,596, and 2,611,966 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $4.77, $4.36 and $2.32, respectively. Stock options generally expire after 10 years and vest over a four- to five-year period.

Stock Options

Stock option activity for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	5,128,244	$3.42
Granted	1,457,098	18.88
Exercised	(1,517,718)	1.92
Canceled	(196,032)	13.88
Options outstanding at December 31, 2005	4,871,592	8.09
Granted	150,000	23.73
Exercised	(228,883)	4.05
Canceled	(153,095)	17.93
Options outstanding at December 31, 2006	4,639,614	8.58
Granted	682,100	30.44
Exercised	(776,273)	9.92
Canceled	(162,267)	24.26
Options outstanding at December 31, 2007	4,383,174	11.19	5.8	$49,886,992
Exercisable at December 31, 2007	2,827,439	4.77	5.4	$46,462,387

Vested and expected to vest at December 31, 2007	4,072,027	10.30	5.6	$49,202,071

The per share weighted–average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $20.53, $18.81 and $10.01, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $14.8 million, $4.5 million and $26.7 million, respectively.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $4.6 million, $5.0 million and $3.0 million, respectively.

Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $7.7 million, $0.9 million and $3.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the stock-based payment arrangements totaled $3.6 million, $1.5 million and $9.5 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $0.55 to $34.73, with a weighted-average remaining contractual life of 5.78 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2007	Weighted Average Exercise Price
$0.55	11,000	2.97	$0.55	11,000	$0.55
0.94	930,798	3.99	0.94	930,798	0.94
0.99 – 1.72	469,304	3.68	1.20	469,304	1.20
1.78 – 3.53	506,970	2.64	2.32	506,970	2.32
4.45 – 9.55	689,034	5.69	8.41	564,034	8.15
11.25 – 18.58	131,004	6.56	13.64	73,969	13.29
18.77	881,300	7.67	18.77	229,700	18.77
21.88 – 32.45	578,764	8.99	27.71	41,664	23.24
33.51 – 33.54	125,000	9.50	33.52	—	—
34.73	60,000	9.56	34.73	—	—
$0.55 – $34.73	4,383,174	5.78	$11.19	2,827,439	$4.77

At December 31, 2007, there were 5,428,924 additional shares underlying options, shares of restricted stock and other stock-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

The following table summarizes j2 Global’s nonvested options as of December 31, 2007 and changes during the year ended December 31, 2007:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	1,548,018	$10.05
Granted	682,100	20.53
Vested	(512,116)	8.91
Canceled	(162,267)	16.61
Nonvested at December 31, 2007	1,555,735	$14.56

As of December 31, 2007, there was $10.1 million of total unrecognized compensation expense related to nonvested stock-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.75 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on historical volatility of j2 Global’s common stock. We elected to use the simplified method for estimating the expected term as allowed by SAB 107 for options granted through December 31, 2007. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	4.5%	4.8%	4.1%
Expected volatility	72.7%	92.0%	67.0%
Expected term (in years)	6.5	6.5	4.0

Stock-Based Compensation Expense

The following table represents the stock-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):
	Year Ended December 31,
	2007	2006	2005

Cost of revenues	$668	$316	$43

Operating expenses:
Sales and marketing	1,187	1,038	75
Research, development and engineering	771	556	326
General and administrative	4,788	3,782	325
	$7,414	$5,692	$769

Restricted Stock

j2 Global has awarded restricted shares of common stock to its executive officers and directors pursuant to the 1997 Plan and 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as stock-based compensation expense over a five-year vesting period. We granted 112,800 shares and 33,340 shares of restricted stock to Board members and management pursuant to the 2007 Plan and the 1997 Plan during the years ended December 31, 2007 and 2006 and recognized approximately $1.3 million and $1.0 million of related compensation expense relating to restricted stock awards in 2007 and 2006, respectively. As of December 31, 2007, we have unrecognized stock-based compensation cost of approximately $6.5 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.56 years. The actual tax benefit realized for the tax deductions from the vesting of restricted stock totaled $0.2 million, $0.1 million and zero, respectively, for the years ended December 31, 2007, 2006 and 2005.

Restricted stock activity for the year ended December 31, 2007 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	307,840	$19.32
Granted	112,800	31.55
Vested	(49,084)	19.18
Canceled	(12,006)	22.10
Nonvested at December 31, 2007	359,550	22.94

(b)  EmployeeStock Purchase Plan

In May of 2001, j2 Global established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 90% of the lower of the fair market value of the common stock on the commencement date of each three-month offering period or the specified purchase date. Effective May 1, 2006, j2 Global’s Board of Directors removed the compensatory features of the Purchase Plan by changing the purchase price of a share of common stock for each offering period to 95% of its fair value at the end of the offering period. During 2007, 2006 and 2005, 9,282, 20,849 and 33,160 shares, respectively, were purchased under the Purchase Plan at prices ranging from $25.16 to $32.00 per share. As of December 31, 2007, 1,676,967 shares were available under the Purchase Plan for future issuance.

11.      Defined Contribution 401(k) Savings Plan

We have a 401(k) Savings Plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We may make annual contributions to the 401(k) Savings Plan at the discretion of our Board of Directors. For the years ended December 31, 2007 and 2006, we accrued $80,000 and $57,000 for contributions to the 401(k) Savings Plan, respectively. No employer contribution was made in 2005.

12.      Earnings Per Share

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

	Years Ended December 31,
	2007	2006	2005

Numerator for basic and diluted income per common share:
Net earnings	$68,461	$53,131	$50,618
Denominator:
Weighted average outstanding shares of common stock	48,953,483	49,209,129	48,224,818
Dilutive effect of:
Employee stock options	1,689,691	1,755,867	2,546,968
Warrants	—	—	169,780
Restricted stock	118,833	83,999	230,228
Common stock and common stock equivalents	50,762,007	51,048,995	51,171,794
Net earnings per share:
Basic	$1.40	$1.08	$1.05
Diluted	$1.35	$1.04	$0.99

For the years ended December 31, 2007, 2006 and 2005, there were 3,818,414, zero and 91,474 warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.      Sale of Investment

In 2005, we recognized $9.8 million as a gain on sale of an investment. The gain resulted from the acquisition by SigmaTel, Inc. of Oasis Semiconductor, Inc., a business in which we owned a minority equity interest, and a related dividend by Oasis immediately prior to the closing of the merger.

14.      Geographic Information

We maintain operations in the U.S., Canada, Ireland, the United Kingdom and other international territories. Geographic information about the U.S. and international territories for the reporting period is presented below. Such information attributes revenues based on the location of a customer’s Direct Inward Dial number for services using such a number or a customer’s residence for other services (in thousands).

	Year Ended December 31,
	2007	2006	2005
Revenue:
United States	$192,445	$161,336	$128,760
All other countries	28,252	19,743	15,181
Total	$220,697	$181,079	$143,941

	As of December 31,
	2007	2006
Long-lived assets:
United States	$42,078	$17,377
All other countries	8,269	1,574
Total	$50,347	$18,951

15.      Related Party Transactions

(a)  Leaseand Related Cost Sharing Arrangements

During the last three fiscal years, j2 Global entered into several transactions with companies that are affiliated with the Chairman of j2 Global’s Board of Directors. These transactions arose because j2 Global and these firms affiliated with its Chairman have maintained offices at the same location, and consist primarily of lease and related cost-sharing arrangements.

We lease our headquarters office from a company that is affiliated with the Chairman of the Board. For fiscal 2007, 2006 and 2005, we paid approximately $1,129,000, $833,000 and $904,000, respectively in rent expense to this company. We also incurred approximately $15,000, $16,000 and $23,000 for expenses for services rendered by firms affiliated with our Chairman of the Board during 2007, 2006 and 2005, respectively.

We believe that the lease referred to above was entered into at prevailing market rates, and that all cost-sharing arrangements were based on actual amounts paid to third parties without markup or markdown.

(b)  ConsultingServices

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2007, 2006 and 2005, j2 Global paid Orchard Capital $276,000 for these services.

On January 16, 2006, j2 Global entered into a Consultancy Agreement with John F. Rieley, a member of j2 Global’s Board of Directors. The Consultancy Agreement had a one year term, which was renewed for an additional year in 2007 and expired effective January 15, 2008. Pursuant to the Consultancy Agreement, Mr. Rieley assisted j2 Global in expanding its public relations efforts internationally, with an initial emphasis on Europe, and agreed to create and recommend to j2 Global for its adoption an overall public relations program for the company. In exchange for these services, Mr. Rieley received annual compensation of $100,000 for both 2007 and 2006, payable quarterly in advance.

16.      Supplemental Cash Flows Information

Interest income received during the years ended December 31, 2007, 2006 and 2005 was $9.3 million, $7.3 million and $3.4 million respectively, substantially all of which related to interest earned on cash, cash equivalents and short and long-term investments.

Cash paid for interest during the years ended December 31, 2007, 2006 and 2005 approximated $2,000, $26,000 and $59,000, respectively, substantially all of which related to long-term debt and capital leases.

We paid cash of $12.3 million, $20.0 million and $8.6 million for taxes during the years ended December 31, 2007, 2006 and 2005, respectively.

We acquired property and equipment for $758,000, $254,00 and $283,000 during 2007, 2006 and 2005, respectively, which had not been yet paid at the end of each such year.

During 2007, 2006 and 2005, we recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of our income tax liability of $3.6 million, $1.6 million and $9.5 million, respectively.

Included in the purchase prices of the acquisitions during 2007, 2006 and 2005 were contingent holdbacks of $1.1 million, $0.8 million and $0.5 million, respectively (see Note 3. Business Acquisitions).

17.      Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2007 and 2006 (in thousands, except share and per share data). We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$56,830	$55,746	$53,980	$54,141
Gross profit	45,233	44,578	43,748	43,151
Net earnings	16,856	18,088	17,078	16,439
Net earnings per common share:
Basic	$0.35	$0.37	$0.35	$0.34
Diluted	$0.34	$0.35	$0.33	$0.32
Weighted average shares outstanding
Basic	48,652,001	49,215,250	49,108,309	48,822,735
Diluted	50,268,781	51,075,957	51,007,561	50,680,093

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$48,904	$45,891	$44,266	$42,018
Gross profit	40,128	36,243	34,977	33,008
Net earnings	14,831	12,790	13,199	12,311
Net earnings per common share:
Basic	$0.30	$0.26	$0.27	$0.25
Diluted	$0.29	$0.25	$0.26	$0.24
Weighted average shares outstanding
Basic	49,020,695	49,218,918	49,349,536	49,249,778
Diluted	50,979,088	51,107,362	51,186,073	51,925,868

18.      Subsequent Events

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On February 19, 2008, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our principal executive officer, and Kathleen Griggs, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Zucker and Ms. Griggs concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
j2 Global Communications, Inc.

We have audited j2 Global Communications, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). j2 Global Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, j2 Global Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of j2 Global Communications, Inc. and its subsidiaries and our report dated February 18, 2008 expressed an unqualified opinion.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 18, 2008

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executive officers is incorporated by reference to the information to be set forth in our proxy statement (“2007 Proxy Statement”) for the 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2007.

Item 11.   Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2007 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2007 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2007 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2007 Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (10)
3.2	By-laws, as amended and restated (1)
4.1	Specimen of Common Stock certificate (5)
9.1	Securityholders’ Agreement, dated as of June 30, 1998, with the investors in the June and July 1998 private placements (1)
10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.1.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (10)
10.2	j2 Global Communications, Inc. 2007 Stock Option Plan (12)
10.3	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (9)
10.4	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)
10.4.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.6	Put Rights, for the benefit of the investors in the June and July 1998 private placements (1)
10.7	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.8	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)

Exhibit No.	Exhibit Title
10.9	Consultancy Agreement between j2 Global and John F. Rieley, dated as of January 16, 2006 (8)
10.9.1	Amendment No. 1 to the Consulting Agreement (11)
21	List of subsidiaries of j2 Global
23.1	Consent of Independent Registered Public Accounting Firm – Singer Lewak Greenbaum & Goldstein, LLP
23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 30, 2000.
(3)	Incorporated by reference to j2 Global’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(4)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(5)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(6)	Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(7)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(8)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 20, 2006.
(9)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(10)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.
(11)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on March 9, 2007.
(12)	Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

j2 Global Communications, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Co-President and Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 22, 2008.

Signature	Title

/s/ NEHEMIA ZUCKER	Co-President and Chief Operating Officer (Principal Executive Officer)
Nehemia Zucker

/s/ KATHLEEN M. GRIGGS	Chief Financial Officer (Principal Financial Officer)
Kathleen M. Griggs

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ JOHN F. RIELEY	Director
John F. Rieley

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ MICHAEL P. SCHULHOF	Director
Michael P. Schulhof

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,105	$780	$(507)	$1,378
Year Ended December 31, 2006:
Allowance for doubtful accounts	$627	$797	$(319)	$1,105
Year Ended December 31, 2005:
Allowance for doubtful accounts	$550	$644	$(567)	$627

(1)     Represents specific amounts written off that were considered to be uncollectible.