Form 10-Q
period 2008-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2008-05-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐  No ☒

As of April 30, 2008, the registrant had 44,406,988 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

			PAGE
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
.
	Item 4.	Controls and Procedures	25

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	29

	Signature		30

	Index to Exhibits		31
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$151,215	$154,220
Short-term investments	15,597	54,297
Accounts receivable,
net of allowances of $1,658 and $1,378, respectively	16,336	15,365
Prepaid expenses and other current assets	4,750	5,061
Deferred income taxes	1,724	1,724
Total current assets	189,622	230,667

Long-term investments	14,454	21,241
Property and equipment, net	22,305	23,511
Goodwill	39,718	39,452
Other purchased intangibles, net	29,003	29,220
Deferred income taxes	6,709	6,113
Other assets	159	205
Total assets	$301,970	$350,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$18,344	$17,516
Income taxes payable	8,935	4,649
Deferred revenue	14,589	14,708
Total current liabilities	41,868	36,873

Accrued income tax liability	32,659	30,863
Other	44	59
Total liabilities	74,571	67,795

Commitments and contingencies	—	—

Total stockholders’ equity	227,399	282,614
Total liabilities and stockholders’ equity	$301,970	$350,409

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2008	2007

Revenues:
Subscriber	$57,215	$50,293
Other	1,433	3,848
	58,648	54,141
Cost of revenues (including share-based compensation of $175 and
$182 for the three months of 2008 and 2007, respectively)	11,631	10,990
Gross profit	47,017	43,151
Operating expenses:
Sales and marketing (including share-based compensation of
$338 and $278 for the three months of 2008 and 2007,
respectively)	10,214	8,780
Research, development and engineering (including share-based compensation of $214 and $173 for three months of 2008
and 2007, respectively)	3,147	2,713
General and administrative (including share-based
compensation of $1,300 and $1,097 for the three
months of 2008 and 2007, respectively)	11,157	9,825

Total operating expenses	24,518	21,318

Operating earnings	22,499	21,833
Interest and other income, net	1,328	1,725
Earnings before income taxes	23,827	23,558
Income tax expense	7,033	7,119
Net earnings	$16,794	$16,439

Net earnings per common share:
Basic	$0.36	$0.34
Diluted	$0.35	$0.32
Weighted average shares outstanding:
Basic	47,259,118	48,822,735
Diluted	48,330,042	50,680,093

See Notes to Condensed Consolidated Financial Statements

     j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$16,794	$16,439
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	3,108	2,164
Share-based compensation	2,027	1,698
Tax benefit of vested restricted stock	—	5
Tax benefit of stock option exercises	—	2,823
Excess tax benefits from share-based compensation	(239)	(2,163)
Deferred income taxes	(596)	(31)
Loss on disposal of fixed assets	26	104
Decrease (increase) in:
Accounts receivable	(701)	257
Prepaid expenses and other current assets	651	1,756
Other assets	43	62
(Decrease) increase in:
Accounts payable and accrued expenses	704	(2,130)
Income taxes payable	4,392	3,157
Deferred revenue	(200)	2,528
Accrued income tax liability	1,416	—
Other	(14)	(10)
Net cash provided by operating activities	27,411	26,659

Cash flows from investing activities:
Net purchases of available-for-sale investments	—	(21,660)
Sales of available-for-sale investments	36,170	—
Purchases of held-to-maturity investments	(475)	—
Redemptions/Sales of held-to-maturity investments	9,607	11,254
Purchases of property and equipment	(469)	(529)
Acquisition of businesses, net of cash received	(64)	(4)
Purchases of intangible assets	(1,044)	(1,995)
Net cash provided by (used in) investing activities	43,725	(12,934)

Cash flows from financing activities:
Repurchases of common stock	(75,987)	(10,184)
Issuance of common stock under employee stock purchase plan	59	62
Exercise of stock options	97	2,529
Excess tax benefits from share-based compensation	239	2,163
Repayment of long-term debt	—	(132)
Net cash used in financing activities	(75,592)	(5,562)

Effect of exchange rate changes on cash and cash equivalents	1,451	115

Net increase (decrease) in cash and cash equivalents	(3,005)	8,278
Cash and cash equivalents at beginning of period	154,220	95,605
Cash and cash equivalents at end of period	$151,215	$103,883

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.      Basis of Presentation

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFax DeveloperTM, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, RapidFAXTM, eVoice®, eVoice ReceptionistTM, YAC< font style="DISPLAY: inline; FONT-SIZE: 70%; VERTICAL-ALIGN: super">® and Electric Mail®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, tax contingencies, non-income tax contingencies, share-based compensation expense, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Investments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB provided a one-year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. On January 1, 2008, we adopted SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Furthermore, under SFAS 159 entities shall report unrealized gains and losses on eligible items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report them under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

We account for our short and long-term investments in debt securities in accordance with SFAS 115 and Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had approximately $8.4 million in net deferred tax assets as of March 31, 2008. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of March 31, 2008. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the minimum threshold that an uncertain tax benefit is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations (see Note 6 - “Income Taxes”).

Treasury Stock

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. We account for these repurchases under this program using the cost method as treasury stock under Stockholders’ Equity.

2.      Investments

The following table summarizes our short and long-term investments designated as available-for-sale and held-to-maturity classified by the contractual maturity date of the security (in thousands):

	As of March 31, 2008	As of December 31, 2007
Due within 1 year	$15,598	$54,297
Due within more than 1 year but less than 5 years	3,392	9,949
Due within more than 5 years but less than 10 years	4,664	6,200
Due 10 years or after	6,397	5,092

Total available-for-sale and held-to-maturity investments	$30,051	$75,538

At March 31, 2008, auction rate debt and preferred securities totaled $11.1 million. As of March 31, 2008, the auction rate debt securities have stated maturities through 2037. The auction rate preferred securities have no stated maturity dates. These securities have interest rates that reset periodically at established intervals of 90 days or less. Each of these auction rate securities have encountered multiple failed auctions over the past several months, which means that these securities are illiquid unless and until a future auction is successful. If the issuer’s credit rating deteriorates before a successful auction occurs, we may be required to adjust the carrying value of the investment through an impairment charge. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and recognized an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss). This unrealized loss is amortized over the remaining lives of the held-to-maturity investments. As we have the ability and intent to hold these auction rate debt securities until maturity, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2008. At March 31, 2008, our long-term held-to-maturity securities are carried at amortized cost, with the unrealized gains and losses reported as a component of stockholders’ equity,

On a quarterly basis, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the quarter ended March 31, 2008. There were no restrictions on cash and cash equivalents or investments as of March 31, 2008. As of March 31, 2008, the current fair value and book value of auction rate securities were approximately $9.7 million and 11.1 million, respectively.

3.      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not expect SFAS 141(R) to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and any retained noncontrolling equity investment be measured at fair value. Furthermore, that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We are currently evaluating the impact of adopting SFAS 161.

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

The changes in carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2008 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2008	Additions	Amortization	Translation	March 31, 2008
Goodwill	$39,452	$64	$—	$202	$39,718
Intangible assets with indefinite lives	2,384	46	—	—	2,430
Intangible assets subject to amortization	26,836	974	(1,297)	60	26,573
	$68,672	$1,084	$(1,297)	$262	$68,721

Intangible assets with indefinite lives relate primarily to a trade name. As of March 31, 2008, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.7 years	$21,819	$6,236	$15,583
Technology	3.0 years	4,106	3,234	872
Customer relationships	3.8 years	5,686	2,829	2,857
Trade name	16.0 years	8,402	1,141	7,261
Total		$40,013	$13,440	$26,573

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2008 and 2007 approximated $1.2 million and $0.8 million, respectively. Amortization expense is estimated to approximate $5.1 million, $4.7 million, $3.7 million, $2.5 million and $2.2 million for fiscal years 2008 through 2012, respectively, and $9.7 million thereafter through the duration of the amortization period.

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

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. The parties are engaged in extensive discovery. Trial is currently set for September 29, 2009.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the United States District Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office (“USPTO”) granted the reexamination request.

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

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by our affiliate. Like the prior lawsuit, IGC’s counterclaims name us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims and IGC has not yet done so.

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

6.      Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

Cash paid for income taxes was $1.9 million and $0.0 for the three months ended March 31, 2008 and 2007, respectively. Accrued income tax liabilities were $32.7 million at March 31, 2008 and $30.9 million at December 31, 2007.

We are currently under audit by the Internal Revenue Service for the 2005 tax year. While it is possible that the 2005 tax audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to the 2005 tax year may change compared to the liabilities recorded for the period, it is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

7.      Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). As of March 31, 2008, there were 1,465,811 shares of common stock available for repurchase under this program.

8.      Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. As of March 31, 2008, 4,336,087 shares underlying options and 338,170 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Option Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Four million five hundred thousand shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of our common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of our common stock on the date of grant for non-statutory stock options.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162m.

Stock Options

The following table represents stock option activity for the three months ended March 31, 2008:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	4,383,174	$11.19
Granted	35,000	21.61
Exercised	(33,500)	2.99
Canceled	(48,587)	18.89
Outstanding at March 31, 2008	4,336,087	11.20	5.6	$47,786,036
Exercisable at March 31, 2008	2,997,789	5.48	4.4	50,489,606
Vested and expected to vest at March 31, 2008	4,097,236	10.47	5.4	52,957,728

For the three months ended March 31, 2008, we granted 35,000 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2008 and 2007 were $21.61 and $21.64, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2008 and 2007 were $605,000 and $8.4 million, respectively.

As of March 31, 2008, there was $19.7 million of total unrecognized compensation expense related to non-vested share-based compensation awards. That expense is expected to be recognized ratably over a weighted-average period of 3.5 years (i.e., the weighted average remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the three months ended March 31, 2008 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

In December 2007, SAB No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment”, of the SAB series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies without historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We do not expect SAB 110 to have a material impact on our consolidated financial statements.

Because we have changed the length of vesting period more than once, we do not believe sufficient historical exercise data exists to provide a reasonable basis to change our estimate of expected terms. We also believe that stock options issued under our stock option plans meet the criteria of “plain vanilla” share options, and as such will adopt the provisions of SAB 110.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.0%	4.5%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	65%	85%
Weighted-average volatility	65%	85%

Share-Based Compensation Expense

The following table represents the share-based compensation expenses included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$175	$182
Operating expenses:
Sales and marketing	338	278
Research, development and engineering	214	173
General and administrative	1,300	1,097
	$2,027	$1,730

Restricted Stock

We have awarded restricted shares of common stock to members of our Board of Directors and our senior management pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. During the three months ended March 31, 2008, we did not grant any shares of restricted stock. We recognized approximately $421,000 of related compensation expense in the three months ended March

31, 2008 related to restricted stock awards. As of March 31, 2008, we have unrecognized share-based compensation cost of approximately $6.0 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.3 years (i.e., the weighted-average remaining requisite service period).

Restricted stock activity for the three months ended March 31, 2008 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	359,550	$22.94
Granted	—	—
Vested	(6,380)	25.66
Canceled	(15,000)	22.45
Nonvested at March 31, 2008	338,170	23.06

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock on the specified purchase date. For the three months ended March 31, 2008 and 2007, 2,846 and 2,456 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $59,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31,
	2008	2007

Numerator for basic and diluted net earnings per common share:
Net earnings	$16,794	$16,439

Denominator:
Weighted-average outstanding shares of common stock	47,259,118	48,822,735
Dilutive effect of:
Employee stock options	1,038,558	1,751,180
Restricted stock	32,366	106,178
Common stock and common stock equivalents	48,330,042	50,680,093

Net earnings per share:
Basic	$0.36	$0.34
Diluted	$0.35	$0.32

10.   Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses. Comprehensive income for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net earnings	$16,794	$16,439
Other comprehensive income:
Foreign currency translation adjustment	1,574	166
Amortization of Held-to-Maturity securities loss	(9)	—

Comprehensive income	$18,359	$16,605

11.    Geographic Information

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

	Three Months Ended March 31,
	2008	2007
Revenue:
United States	$50,122	$48,077
All other countries	8,526	6,064
	$58,648	$54,141

	March 31,	December 31,
	2008	2007
Long-lived assets:
United States	$40,850	$42,078
All other countries	8,014	8,269
	$48,864	$50,347

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFax DeveloperTM, Fax.comTM, Send2Fax®, eFax BroadcastTM, jBlast®, jConnect®, Onebox®, Onebox ReceptionistTM, RapidFAXTM, eVoice®, eVoice ReceptionistTM, YAC< font style="DISPLAY: inline; FONT-SIZE: 70%; VERTICAL-ALIGN: super">® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 44 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.2 million telephone numbers deployed as of March 31, 2008, approximately 1.1 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

The following table sets forth our key operating metrics for the three months ended March 31, 2008 and 2007 (in thousands, except for percentages and average revenue per paying telephone number):

	March 31,
	2008	2007
Free service telephone numbers	10,098	10,356
Paying telephone numbers	1,099	930
Total active telephone numbers	11,197	11,286

	Three Months Ended March 31,
	2008	2007
Subscriber revenues:
Fixed	$44,259	$37,765
Variable	12,956	12,528
Total subscriber revenues	$57,215	$50,293

Percentage of total subscriber revenues:
Fixed	77.4%	75.1%
Variable	22.6%	24.9%

Revenues:
DID-based	$55,001	$48,130
Non-DID-based	3,647	6,011
Total revenues	$58,648	$54,141

Average monthly revenue per paying
telephone number(1)	$16.21	$16.96

(1)See calculation of average monthly revenue per paying telephone number at the end of Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2007 Annual Report on Form 10-K filed with the SEC on February 25, 2008. During the three months ended March 31, 2008, we updated our critical accounting policies as follows:

In September 2006, the FASB issued SFAS 157, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB provided a one-year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. An exposure draft will be issued for comment in the near future on this partial deferral. On January 1, 2008, we adopted SFAS 157.

In February 2007, the FASB issued SFAS 159, which permits entities to choose to measure certain financial assets and liabilities at fair value. Furthermore, under SFAS 159 entities shall report unrealized gains and losses on eligible items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report them under SFAS 115 because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

Results of Operations for the Three Months Ended March 31, 2008

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues - 76%, 72% and 71% for 2007, 2006 and 2005, respectively. Subscriber revenues were $57.2 million and $50.3 million for the three months ended March 31, 2008 and 2007, respectively. This increase in subscriber revenues was due to an increase in our paying subscribers and the full impact in the first quarter of 2008 of a price increase to our domestic eFax individual subscribers that was only partially completed in the first quarter of 2007. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, in each case net of cancellations.

Other Revenues. Other revenues were $1.4 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from approximately $2.0 million in revenues and associated earnings from a paid up patent license fee during the first quarter of 2007.

Share-Based Compensation

The following table represents the share-based compensation expenses included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$175	$182
Sales and marketing	338	278
Research, development and engineering	214	173
General and administrative	1,300	1,097
	$2,027	$1,730

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.6 million, or 20% of total revenues, and $11.0 million, or 20% of total revenues, for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of revenues was primarily due to a larger subscriber base and associated service usage partially offset by sales and value added taxes.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period. Sales and marketing expenses were $10.2 million, or 17% of total revenues, and $8.8 million, or 16% of total revenues, for the three months ended March 31, 2008 and

2007, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2008 was primarily due to  increased international marketing and additional marketing in new brands and voice services.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.1 million, or 5% of total revenues, and $2.7 million, or 5% of total revenues, for the three months ended March 31, 2008 and 2007, respectively. The increase in research, development and engineering costs for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to an increase in personnel costs.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.2 million, or 19% of total revenues, and $9.8 million, or 18% of total revenues, for the three months ended March 31, 2008 and 2007, respectively. General and administrative expenses as a percentage of revenue for the three months ended March 31, 2008 have increased compared to the same period in the prior year primarily due to legal expenses, bad debt expense, share-based compensation expense and depreciation and amortization due to acquisitions and a new data center facility in the fourth quarter of 2007.

Non-Operating Income and Expenses

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net, was $1.3 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest and other income, net, was primarily due to falling interest rates and a decrease in investment balances.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $7.0 million and $7.1 million for the three months ended March 31, 2008 and 2007, respectively. Our first quarter 2008 effective tax rate was approximately 29.5% compared to 30.2% for the first quarter 2007. The decrease is due to a lower accrual for tax contingencies under FIN 48 and a decrease in taxes on earnings from foreign operations.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2008, we had cash and investments of $181.3 million compared to cash and investments of $229.8 million at December 31, 2007. The decrease in cash and investments resulted primarily from repurchases of common stock partially offset by cash provided by operations in the first quarter of 2008. At March 31, 2008, cash and investments consisted of cash and cash equivalents of $151.2 million, short-term investments of $15.6 million and long-term investments of $14.5 million. Our investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt and preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $27.4 million and $26.7 million for the three months ended March 31, 2008 and 2007, respectively. Our operating cash flows resulted primarily from cash received from our subscribers, but included in our first quarter 2007 operating cash flows was

$2.0 million received for a paid up patent license fee. Our cash and cash equivalents and short-term investments were $166.8 million at March 31, 2008.

Net cash provided by (used in) investing activities was approximately $43.7 million and ($12.9) million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash provided by investing activities was primarily attributable to the sales of available-for-sale investments and net redemptions and sales of held-to-maturity investments. For the three months ended March 31, 2007, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets and purchases of property and equipment.

Net cash used in financing activities was approximately $75.6 million and $5.6 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by excess tax benefits on stock option exercises. For the three months ended March 31, 2007, net cash used in financing activities was primarily comprised of the repurchase of our common stock and repayment of long-term debt, partially offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan and excess tax benefits resulting from stock option exercises.

Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On February 19, 2008, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). As of March 31, 2008, there were 1,465,811 shares of common stock available for repurchase under this program.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, investment requirements, commitments and repurchases of our common stock for at least the next 12 months.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2008	2007
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$55,001	$48,130
Less other revenues	2,430	1,396
Total paying telephone number revenues	$52,571	$46,734

Average paying telephone number monthly
revenue (total divided by number of months)	$17,524	$15,578

Number of paying telephone numbers
Beginning of period	1,064	907
End of period	1,099	930

Average of period	1,081	918

Average monthly revenue per paying telephone number(1)	$16.21	$16.96

(1)Due to rounding, individual numbers may not add.

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Our future investment income may fall short of expectations due to changes in interest rates. As of March 31, 2008, we had investments in debt securities with effective maturities between three months and one year of approximately $15.6 million. Such investments had a weighted-average yield of approximately 2.7%. As of March 31, 2008, we had investments in debt securities with effective maturities greater than one year of approximately $14.5 million. Such investments had a weighted average yield of approximately 4.5%. Based on our cash and cash equivalents and short and long-term investment holdings as of March 31, 2008, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.8 million.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position. We have not hedged translation risks because we have generally invested cash flows from international operations in U.S. Dollars. However, we periodically review our strategy for hedging transaction risks and may hedge against these risks in the future

Foreign exchange gains and losses were not material to our earnings for the three months ended March 31, 2008. For the three months ended March 31, 2008, translation adjustments amounted to approximately $1.6 million. As of March 31, 2008, cumulative translation adjustments included in other comprehensive income amounted to approximately $4.2 million.

Derivative Financial Instruments

We do not have derivative financial instruments for hedging, speculative or trading purposes.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

j2 Global’s management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of j2 Global’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Our principal executive officer and principal financial officer have concluded that j2 Global’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management to allow their timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking statutory and treble damages, attorneys fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. The parties are engaged in extensive discovery. Trial is currently set for September 29, 2009.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the United States District Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office (“USPTO”) granted the reexamination request.

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

On October 11, 2007, IGC filed substantially the same claims it previously filed in the Northern District of Illinois as counterclaims in a pending patent infringement case in the United States District Court for the Northern District of Georgia brought against IGC by our affiliate. Like the prior lawsuit, IGC’s counterclaims name us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties, and purport to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. The counterclaims seek damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims and IGC has not yet done so.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2008.

(b)           Issuer Purchases of Equity Securities

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On February 19, 2008, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). As of March 31, 2008, there were 1,465,811 shares of common stock available for repurchase under this program.

The following table details the repurchases that were made under the program during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2008 - January 31, 2008	—	—	—	5,000,000
February 1, 2008 - February 29, 2008	1,324,422	$20.67	1,324,422	3,675,578
March 1, 2008 - March 31, 2008	2,209,767	$21.93	3,534,189	1,465,811

(1) Average price per share excludes commissions.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

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

j2 Global Communications, Inc.

Date: May 8, 2008	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.