Form 10-Q
period 2008-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2008-08-06
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

As of July 31, 2008, the registrant had 43,808,070 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

			PAGE
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
.
	Item 4.	Controls and Procedures	25

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 5.	Other Information	29

	Item 6.	Exhibits	29

	Signature		30

	Index to Exhibits		31
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$138,784	$154,220
Short-term investments	61	54,297
Accounts receivable,
net of allowances of $2,849 and $1,378, respectively	15,129	15,365
Prepaid expenses and other current assets	4,287	5,061
Deferred income taxes	1,724	1,724
Total current assets	159,985	230,667

Long-term investments	11,068	21,241
Property and equipment, net	21,235	23,511
Goodwill	67,257	39,452
Other purchased intangibles, net	33,837	29,220
Deferred income taxes	7,174	6,113
Other assets	164	205
Total assets	$300,720	$350,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$22,768	$17,516
Income taxes payable	3,815	4,649
Deferred revenue	14,018	14,708
Total current liabilities	40,601	36,873

Accrued income tax liability	34,310	30,863
Other	30	59
Total liabilities	74,941	67,795

Commitments and contingencies	—	—

Total stockholders’ equity	225,779	282,614
Total liabilities and stockholders’ equity	$300,720	$350,409

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Subscriber	$59,537	$52,613	$116,752	$102,906
Other	1,140	1,367	2,573	5,215
	60,677	53,980	119,325	108,121
Cost of revenues (including share-based compensation of $212 and $387 for the three and six months of 2008, respectively, and $140 and $322 for the three and six months of 2007, respectively)	11,725	10,232	23,356	21,222
Gross profit	48,952	43,748	95,969	86,899
Operating expenses:
Sales and marketing (including share-based compensation of $328 and $666 for the three and six months of 2008, respectively, and $264 and $542 for the three and six months of 2007, respectively)	10,585	9,672	20,799	18,452
Research, development and engineering (including share-based compensation of $191 and $405 for the three and six months of 2008, respectively, and $184 and $357 for the three and six months of 2007, respectively)	3,011	2,976	6,158	5,689
General and administrative (including share-based compensation of $1,243 and $2,543 for the three and six months of 2008, respectively, and $1,114 and $2,211 for the three and six months of 2007, respectively)	11,292	8,950	22,449	18,775

Total operating expenses	24,888	21,598	49,406	42,916

Operating earnings	24,064	22,150	46,563	43,983
Interest and other income, net	563	2,398	1,891	4,123
Earnings before income taxes	24,627	24,548	48,454	48,106
Income tax expense	7,897	7,470	14,930	14,589
Net earnings	$16,730	$17,078	$33,524	$33,517

Net earnings per common share:
Basic	$0.38	$0.35	$0.73	$0.68
Diluted	$0.37	$0.33	$0.71	$0.66
Weighted average shares outstanding:
Basic	44,142,748	49,108,309	45,700,933	48,966,111
Diluted	45,688,869	51,007,561	47,026,104	50,844,416

See Notes to Condensed Consolidated Financial Statements

     j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$33,524	$33,517
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	6,340	4,570
Share-based compensation	4,001	3,549
Tax benefit of vested restricted stock	—	5
Tax benefit of stock option exercises	—	3,694
Excess tax benefits from share-based compensation	(443)	(2,943)
Deferred income taxes	(1,062)	(208)
Loss on disposal of fixed assets	28	194
Decrease (increase) in:
Accounts receivable	480	(922)
Prepaid expenses and other current assets	1,576	632
Other assets	46	114
(Decrease) increase in:
Accounts payable and accrued expenses	5,106	(3,061)
Income taxes payable	(616)	(1,381)
Deferred revenue	(767)	2,663
Accrued income tax liability	3,067	9,373
Other	(29)	(24)
Net cash provided by operating activities	51,251	49,772

Cash flows from investing activities:
Net purchases of available-for-sale investments	—	(34,575)
Sales of available-for-sale investments	36,170	—
Redemptions/Sales of held-to-maturity investments	27,883	5,656
Purchases of property and equipment	(1,265)	(3,035)
Acquisition of businesses, net of cash received	(33,278)	(87)
Purchases of intangible assets	(1,664)	(3,066)
Net cash provided by (used in) investing activities	27,846	(35,107)

Cash flows from financing activities:
Repurchases of common stock	(97,336)	(10,184)
Repurchase of restricted stock	(82)	(36)
Issuance of common stock under employee stock purchase plan	112	132
Exercise of stock options	973	4,672
Excess tax benefits from share-based compensation	443	2,943
Repayment of long-term debt	—	(147)
Net cash used in financing activities	(95,890)	(2,620)

Effect of exchange rate changes on cash and cash equivalents	1,357	497

Net increase (decrease) in cash and cash equivalents	(15,436)	12,542
Cash and cash equivalents at beginning of period	154,220	95,605
Cash and cash equivalents at end of period	$138,784	$108,147

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

1.      Basis of Presentation

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax BroadcastTM, eFax Corporate®, eFax DeveloperTM, Fax.comTM, jBlast®, RapidFAXTM, Send2Fax®, jConnect®, Onebox®,  eVoice®, eVoice ReceptionistTM, Onebox ReceptionistTM, Phone People®, YAC® and Electric Mail®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. Certain reclassifications have been made to the prior years to conform to current presentations. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowances for doubtful accounts and the valuation of deferred income taxes, income tax contingencies, non-income tax contingencies, share-based compensation expense, long-lived and intangible assets and goodwill. These estimates are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Investments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies are required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB provided a one-year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We adopted SFAS 157 on January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 requires an entity to report unrealized gains and losses on eligible items which the entity has elected to use the fair value option in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report them under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had approximately $8.9 million in net deferred tax assets as of June 30, 2008. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of June 30, 2008. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the minimum threshold that an uncertain tax benefit is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognized accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statement of operations (see Note 6 – “Income Taxes”).

Treasury Stock

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (“the Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. We account for these repurchases under this program using the cost method as treasury stock under Stockholders’ Equity. On July 9, 2008, the Program was completed. For additional information see Note 7 Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements and Part II - Item 2. (b). Issuer Purchases of Equity Securities included elsewhere in this Quarterly Report on Form 10-Q.

2.      Investments

The following table summarizes our short and long-term investments designated as available-for-sale and held-to-maturity classified by the contractual maturity date of the security (in thousands):

	As of June 30, 2008	As of December 31, 2007
Due within 1 year	$61	$54,297
Due within more than 1 year but less than 5 years	—	9,949
Due within more than 5 years but less than 10 years	4,666	6,200
Due 10 years or after	6,402	5,092

Total available-for-sale and held-to-maturity investments	$11,129	$75,538

 At June 30, 2008, auction rate debt and preferred securities totaled $11.1 million. As of June 30, 2008, the auction rate debt securities have stated maturities through 2037. The auction rate preferred securities have no stated maturity dates. These securities have interest rates that reset periodically at established intervals of 90 days or less. Each of these auction rate securities have encountered multiple failed auctions over the past several months, which means that these securities are illiquid unless and until a future auction is successful. If the issuer’s credit rating deteriorates before a successful auction occurs, we may be required to adjust the carrying value of the investment through an impairment charge. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and recognized an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss). This unrealized loss is amortized over the remaining lives of the held-to-maturity investments. As we have the ability and intent to hold these auction rate debt securities until maturity, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2008. At June 30, 2008, our long-term held-to-maturity securities are carried at amortized cost, with the unrealized gains and losses reported as a component of stockholders’ equity,

On a quarterly basis, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the quarter ended June 30, 2008. There were no restrictions on cash and cash equivalents or investments as of June 30, 2008. As of June 30, 2008, the current fair value and book value of auction rate securities were approximately $9.5 million and $11.1 million, respectively.

3.      Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years, and interim periods within those years beginning after December 15, 2008. As we are not involved in financial guarantee insurance (and reinsurance) contracts, we do not expect SFAS 163 to have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The

Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We are currently assessing the potential impact of FSP 142-3 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why a company uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We are currently evaluating the impact of adopting SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not expect SFAS 141(R) to have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and any retained noncontrolling equity investment be measured at fair value. It also requires, that disclosures clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact of SFAS 160 on our consolidated financial position and results of operations.

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

The changes in carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2008 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2008	Additions	Amortization	Translation	June 30, 2008
Goodwill	$39,452	$27,589	$—	$216	$67,257
Intangible assets with indefinite lives	2,384	116	—	—	2,500
Intangible assets subject to amortization	26,836	7,173	(2,736)	64	31,337
	$68,672	$34,878	$(2,736)	$280	$101,094

Intangible assets with indefinite lives relate primarily to a trade name. As of June 30, 2008, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.7 years	$22,352	$7,049	$15,303
Technology	2.1 years	5,707	3,345	2,362
Customer relationships	4.8 years	8,351	3,172	5,179
Trade name	13.7 years	9,808	1,315	8,493
Total		$46,218	$14,881	$31,337

Amortization expense, included in general and administrative expense, during the three-month periods ended June 30, 2008 and 2007 approximated $1.4 million and $0.9 million, respectively. Amortization expense, included in general and administrative expense, during the six-month periods ended June 30, 2008 and 2007 approximated $2.7 million and $1.6 million, respectively. Amortization expense is estimated to approximate $5.5 million, $5.2 million, $4.4 million, $2.7 million and $2.3 million for fiscal years 2008 through 2012, respectively, and $13.9 million thereafter through the duration of the amortization period.

5.      Litigation

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On December 27, 2006, Venali filed various counterclaims against us, which relate in substantial part to the patent infringement claims by us against Venali. All of the counterclaims have all been dismissed, except those alleging antitrust violations based on our procurement and enforcement of our patents. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. Since that time, the parties have engaged in extensive discovery. On December 7, 2007, Venali filed a motion for partial summary judgment of non-infringement. A hearing on the motion was held on July 21, 2008. Trial is currently scheduled for December 2008.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office granted the reexamination request.

On October 11, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Georgia. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by our affiliate against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008. The amended counterclaims allege violations of Section 2 of the Sherman Act and breach of contract, and seek the same relief as the original counterclaim. On June 13, 2008, we moved to dismiss the amended counterclaims. The motion remains pending.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. The case is stayed.

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

6.      Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our annual estimate and make a cumulative adjustment to reflect any changes. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries located in non-U.S. jurisdiction with lower effective tax rates than in the U.S. We do not provide for U.S. income taxes on the undistributed operating earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

Cash paid for income taxes was $13.6 million and $2.6 for the six months ended June 30, 2008 and 2007, respectively. Accrued income tax liabilities were $34.3 million at June 30, 2008 and $30.9 million at December 31, 2007.

We are currently under audit by the Internal Revenue Service (“IRS”) for the 2005 tax year. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to the 2005 tax year may change compared to the liabilities recorded for the period. However, it is not possible to estimate the amount, if any, of such change. In connection with the audit for the 2005 tax year, the IRS may audit the 2004 and 2006 tax years. Pursuant to the IRS request, we have extended the statute of limitations for the 2004 through 2006 tax years to December 31, 2009.

7.      Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (“the Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). During the three months ended June 30, 2008, we repurchased 1,001,227 shares at an aggregated cost of approximately $21.4 million (including commission fees of $20,000). As of June 30, 2008, there were 464,584 shares of common stock available for repurchase under this program. On July 9, 2008, the Program was completed.

8.      Stock Options and Employee Stock Purchase Plan

Our equity-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. As of June 30, 2008, 4,512,810 shares underlying options and 393,644 shares of restricted stock were outstanding and continued to be governed under the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Four million five hundred thousand shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of our common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of our common stock on the date of grant for non-statutory stock options.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162m.

Stock Options

The following table represents stock option activity for the six months ended June 30, 2008:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	4,383,174	$11.19
Granted	324,453	22.95
Exercised	(95,325)	10.21
Canceled	(99,492)	25.04
Outstanding at June 30, 2008	4,512,810	11.75	5.6	$55,672,893
Exercisable at June 30, 2008	2,977,171	5.57	4.1	51,899,065
Vested and expected to vest at June 30, 2008	4,263,480	11.07	5.4	55,180,604

For the six months ended June 30, 2008, we granted 324,453 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2008 and 2007 were $14.27 and $21.27, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2008 and 2007 were $1.3 million and $11.6 million, respectively.

As of June 30, 2008, there was $22.2 million of total unrecognized compensation expense related to non-vested share-based compensation awards. That expense is expected to be recognized ratably over a weighted-average period of 3.8 years (i.e., the weighted-average remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the six months ended June 30, 2008 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin (“SAB”) No. 107. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.2%	4.5%
Expected term (in years)	6.5%	6.5%
Dividend yield	0%	0%
Expected volatility	64%	75%
Weighted-average volatility	64%	75%

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$212	$140	$387	$322
Operating expenses:
Sales and marketing	328	264	666	542
Research, development and engineering	191	184	405	357
General and administrative	1,243	1,114	2,543	2,211
	$1,974	$1,702	$4,001	$3,432

Restricted Stock

Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. We recognized approximately $860,000 of related compensation expense in the six months ended June 30, 2008 related to restricted stock awards. As of June 30, 2008, we have unrecognized share-based compensation cost of approximately $6.9 million associated with these awards. This cost is expected to be recognized over a weighted-average period of approximately 3.5 years (i.e., the weighted-average remaining requisite service period).

Restricted stock activity for the six months ended June 30, 2008 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	359,550	$22.94
Granted	58,474	23.25
Vested	(9,380)	28.17
Canceled	(15,000)	22.45
Nonvested at June 30, 2008	393,644	23.86

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock on the specified purchase date. For the six months ended June 30, 2008 and 2007, 5,435 and 5,040 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $112,000 and $132,000 for the six months ended June 30, 2008 and 2007, respectively.

9.      Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effect of common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator for basic and diluted net earnings per common share:
Net earnings	$16,730	$17,078	$33,524	$33,517

Denominator:
Weighted-average outstanding shares of common stock	44,142,748	49,108,309	45,700,933	48,966,111
Dilutive effect of:
Employee stock options	1,484,759	1,771,612	1,303,771	1,761,396
Restricted stock	61,362	127,640	21,400	116,909
Common stock and common stock equivalents	45,688,869	51,007,561	47,026,104	50,844,416

Net earnings per share:
Basic	$0.38	$0.35	$0.73	$0.68
Diluted	$0.37	$0.33	$0.71	$0.66

10.   Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted from foreign translation gains and losses. Comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$16,730	$17,078	$33,524	$33,517
Other comprehensive income:
Foreign currency translation adjustment	76	640	1,650	806
Amortization of Held-to-Maturity securities loss	(7)	-	(15)	-

Comprehensive income	$16,799	$17,718	$35,159	$34,323

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
United States	$52,121	$47,394	$102,243	$95,471
All other countries	8,556	6,586	17,082	12,650
	$60,677	$53,980	$119,325	$108,121

	June 30,	December 31,
	2008	2007
Long-lived assets:
United States	$44,954	$42,078
All other countries	7,607	8,269
	$52,561	$50,347

12.   Acquisition

In the second quarter of 2008, we acquired two businesses: i) substantially all of the digital faxing assets of Mediaburst Limited, a UK-based provider of messaging, and ii) 100% of the outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services.

These acquisitions are designed to be accretive and to provide us additional customers in the voice market and the European digital fax market.  The income statement and balance sheet as of June 30, 2008 reflect the results of operations of these acquired entities.  Total consideration for these transactions was approximately $33 million in cash, including acquisition costs.  Liabilities assumed consist strictly of accounts payable. These acquisitions were not material to our financial position as of the date of acquisition.

Asset allocation at June 30, 2008 was as follows:

Asset	Valuation	Life (months)	Residual Value
Trade Names	$1,400,000	Indefinite	n/a
Non-Competition Agreements	$940,000	36	$—
Software Developed	$1,600,000	60	$—
Customer Relationships	$1,726,000	120	$—
Goodwill	$27,525,564	Indefinite	n/a
Fixed Assets	$30,000	24	$—

We expect to deduct 100% of goodwill for income tax purposes over the next 15 years.  There was no purchased R&D acquired or written off in regards to these transactions.

There are several contingent payments associated with these transactions.  They include:

(1)  A true up of actual working capital to the projected working capital at the closing date of the transaction.  Because the working capital is a projection at the date of closing, the exact purchase price has not been finalized.  A final accounting of purchase price will occur in the next 60 days to provide enough time for a thorough examination of subsequent payments and potentially unrecorded liabilities.
(2)  Settlement of the hold back amount placed in a third party escrow account.
(3)  Customer conversion payments to be paid upon the successful conversion of customers to our product platforms.

These contingent items are expected to be settled in 12 months or less.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax BroadcastTM, eFax Corporate®, eFax DeveloperTM, Fax.comTM, jBlast®, RapidFAXTM, Send2Fax®, jConnect®, Onebox®,  eVoice®, eVoice ReceptionistTM, Onebox ReceptionistTM, Phone People®, YAC® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,100 cities in 45 countries across five continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.4 million telephone numbers deployed as of June 30, 2008, approximately 1.2 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

Average monthly revenue per paying telephone number was $16.29 and $17.26 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, average monthly revenue per paying telephone number was $16.19 and $17.13, respectively. The decrease in average monthly revenue per paying telephone number for the three and six months ended June 30, 2008 is primarily due to a shift in mix of new customer sign-ups to our voice, corporate and international services that are priced lower than the current corporate average. We anticipate that average monthly revenue per paying telephone number will continue to decline as we continue to expend more marketing efforts in these channels of distribution.

The following table sets forth our key operating metrics for the three and six months ended June 30, 2008 and 2007 (in thousands, except for percentages and average revenue per paying telephone number):

	June 30,
	2008	2007
Free service telephone numbers	10,234	10,671
Paying telephone numbers	1,163	973
Total active telephone numbers	11,397	11,644

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Subscriber revenues:
Fixed	$46,593	$39,643	$90,852	$77,400
Variable	12,944	12,970	25,900	25,506
Total subscriber revenues	$59,537	$52,613	$116,752	$102,906

Percentage of total subscriber revenues:
Fixed	78.3%	75.3%	77.8%	75.2%
Variable	21.7%	24.7%	22.2%	24.8%

Revenues:
DID-based	$57,552	$50,929	$112,852	$99,613
Non-DID-based	3,125	3,051	6,473	8,508
Total revenues	$60,677	$53,980	$119,325	$108,121

Average monthly revenue per paying
telephone number(1)(2)	$16.29	$17.26	$16.19	$17.13

(1) See calculation of average monthly revenue per paying telephone number at the end of Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2) The three and six months ended June 30, 2007 calculation of average monthly revenue per paying telephone number has been adjusted to reflect a reclassification of revenues between free and paid DIDs.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2007 Annual Report on Form 10-K filed with the SEC on February 25, 2008. During the six months ended June 30, 2008, we updated our critical accounting policies as follows:

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

Results of Operations for the Three and Six Months Ended June 30, 2008

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues - 76%, 72% and 71% for 2007, 2006 and 2005, respectively. Subscriber revenues were $59.5 million and $52.6 million for the three months ended June 30, 2008 and 2007, respectively. For the six month ended June 30, 2008 and 2007, subscriber revenues were $116.8 million and $102.9 million, respectively, This increase in subscriber revenues was due to an increase in our paying subscribers and the full impact in the second quarter of 2008 of a price increase to our domestic eFax individual subscribers that was only partially completed in the second quarter of 2007. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, international sales, cross-selling of additional services to our existing customers acquisitions of businesses, in each case net of cancellations.

Other Revenues. Other revenues were $1.1 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, other revenues were $2.6 million and $5.2 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. Other revenues for the three months ended June 30, 2008 has remained relatively consistent compared to the same period in the prior year. The decrease in other revenues for the six months ended June 30, 2008 resulted primarily from approximately $2.0 million in revenues and associated earnings from a paid up patent license fee during the first quarter of 2007.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$212	$140	$387	$322
Sales and marketing	328	264	666	542
Research, development and engineering	191	184	405	357
General and administrative	1,243	1,114	2,543	2,211
	$1,974	$1,702	$4,001	$3,432

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.7 million, or 19% of total revenues, and $10.2 million, or 19% of total revenues, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, cost of revenues was $23.4 million, or 20% of total revenues, and $21.2 million, or 20% of total revenues, respectively. The increase in cost of revenues for the three and six months ended June 30, 2008 was primarily due to a larger subscriber base and associated service usage partially offset by sales and value-added taxes.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which can cause sales and marketing costs as a percentage of total revenues to vary from period to period. Sales and marketing expenses were $10.6 million, or 17% of total revenues, and $9.7 million, or 18% of total revenues, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, sales and marketing expenses were $20.8 million, or 17% of total revenues, and $18.5 million, or 17% of total revenues, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 2008 was primarily due to increased international marketing and additional marketing in new brands and voice services.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.0 million, or 5% of total revenues, and $3.0 million, or 6% of total revenues, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, research, development and engineering costs were $6.2 million, or 5% of total revenues, and $5.7 million, or 5% of total revenues, respectively. For the three months ended June 30, 2008, research, development and engineering costs remained consistent compared to the same period in the prior year. The increase in research, development and engineering costs for the six months ended June 30, 2008 compared to the same period in the prior year was primarily due to an increase in personnel costs.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.3 million, or 19% of total revenues, and $9.0 million, or 17% of total revenues, for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, general and administrative costs were $22.4 million, or 19% of total revenues, and $18.8 million, or 17% of total revenues, respectively. General and administrative costs for the three and six months ended June 30, 2008 have increased compared to the same period in the prior year primarily due to legal expenses, bad debt expense, share-based compensation expense and depreciation and amortization. Depreciation and amortization was a result of a new data center facility in the fourth quarter of 2007 and additional acquisitions.

Non-Operating Income and Expenses

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net, was $0.6 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest and other income, net, for the three and six months ended June 30, 2008 was primarily due to falling interest rates and a decrease in investment balances.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $7.9 million and $7.5 million for the three months ended June 30, 2008 and 2007, respectively. Income tax expense for the six months ended June 30, 2008 and 2007 was $14.9 million and $14.6 million, respectively. Our effective tax rate was approximately 30.8% and 30.3% for the six months ended June 30 2008 and 2007, respectively. The increase is primarily due to decreases in tax-exempt interest income and the expiration of the federal research & development credit as of December 31, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2008, we had cash and investments of $150.0 million compared to cash and investments of $229.8 million at December 31, 2007. The decrease in cash and investments resulted primarily from business acquisitions and repurchases of common stock partially offset by cash provided by operations in the first quarter of 2008. At June 30, 2008, cash and investments consisted of cash and cash equivalents of $138.8 million, short-term investments of $61,000 and long-term investments of $11.1 million. We typically invest primarily in readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, certificates of deposits and auction rate debt. For financial statement presentation, we classify our investments primarily as held-to-maturity and, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $51.3 million and $49.8 million for the six months ended June 30, 2008 and 2007, respectively. Our operating cash flows resulted primarily from cash received from our subscribers and timing of cash payments we made to third parties for their services, offset by lower accrued income tax liability. Our cash and cash equivalents and short-term investments were $138.8 million at June 30, 2008.

Net cash provided by (used in) investing activities was approximately $27.8 million and $(35.1) million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, net cash provided by investing activities was primarily attributable to the sales of available-for-sale investments and net redemptions and sales of held-to-maturity investments, partially offset by acquisition of businesses. For the six months ended June 30, 2007, net cash used in investing activities was primarily attributable to net purchases of investments, purchases of intangible assets and purchases of property and equipment.

Net cash used in financing activities was approximately $95.9 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by proceeds from the exercise of stock options. For the six months ended June 30, 2007, net cash used in financing activities was primarily comprised of the repurchase of our common stock partially offset by proceeds from the exercise of stock options and excess tax benefits resulting from stock option exercises.

Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (“the Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). During the three months ended June 30, 2008, we repurchased 1,001,227 shares at an aggregated cost of approximately $21.4 million (including commission fees of $20,000). As of June 30, 2008, there were 464,584 shares of common stock available for repurchase under this program. On July 9, 2008, the Program was completed.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$57,552	$50,929	$112,852	$99,613
Less other revenues	2,280	1,662	4,709	3,059
Total paying telephone number revenues	$55,272	$49,267	$108,143	$96,554

Average paying telephone number monthly
revenue (total divided by number of months)	$18,424	$16,422	$18,024	$16,092

Number of paying telephone numbers
Beginning of period	1,099	930	1,064	907
End of period	1,163	973	1,163	973

Average of period	1,131	951	1,113	940

Average monthly revenue per paying telephone number(1)(2)	$16.29	$17.26	$16.19	$17.13

(1) Due to rounding, individual numbers may not add.
(2) The three and six months ended June 30, 2007 average monthly revenue per paying telephone number has been adjusted to reflect a reclassification of revenues between free and paid DIDs.

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. None of our investments is held for trading purposes.

Our short and long-term investments are typically comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Our future investment income may fall short of expectations due to changes in interest rates. As of June 30, 2008, we had investments in cash and cash equivalents of approximately $138.8 million. As of June 30, 2008, we had investments in debt securities with effective maturities greater than one year of approximately $11.1 million. Such investments had a weighted average yield of approximately 4.9%. We intend to maintain large cash balances in highly liquid demand deposits to avoid risk and provide flexibility. Based on our cash and cash equivalents and short and long-term investment holdings as of June 30, 2008, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.5 million.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our primary exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Canadian Dollar, Euro and British Pound Sterling. However, the exposure is mitigated by our practice of retaining those profits in the international operations in order to grow that business.

As we increase our operations in international markets we become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position. We have not hedged translation risks because we have generally invested cash flows from international operations in U.S. Dollars. However, we periodically review our currency exchange risks and may hedge against them in the future

Foreign exchange gains and losses were not material to our earnings for the six months ended June 30, 2008. For that period, translation adjustments amounted to approximately $1.7 million. As of June 30, 2008, cumulative translation adjustments included in other comprehensive income amounted to approximately $4.3 million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Overview of Legal Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions are filed in response to patent actions filed by us against the plaintiffs. The number and significance of these disputes and inquiries has increased as our business expands and j2 Global grows larger. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

In February 2004 and July 2005, we filed two lawsuits against Venali in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On December 27, 2006, Venali filed various counterclaims against us, which relate in substantial part to the patent infringement claims by us against Venali. All of the counterclaims have all been dismissed, except those alleging antitrust violations based on our procurement and enforcement of our patents. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. Since that time, the parties have engaged in extensive discovery. On December 7, 2007, Venali filed a motion for partial summary judgment of non-infringement. A hearing on the motion was held on July 21, 2008. Trial is currently scheduled for December 2008.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494. Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses, and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office granted the reexamination request.

On October 11, 2007, Integrated Global Concepts, Inc. (“IGC”) filed a lawsuit against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties in the United States District Court for the Northern District of Georgia. The suit purports to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC’s claims relate in substantial part to a patent infringement action by our affiliate against IGC. The suit seeks damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008. The amended counterclaims allege violations of Section 2 of the Sherman Act and breach of contract, and seek the same relief as the original counterclaim. On June 13, 2008, we moved to dismiss the amended counterclaims. The motion remains pending.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. The case is stayed.

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

We did not sell any unregistered equity securities during the six months ended June 30, 2008.

(b)           Issuer Purchases of Equity Securities

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (“the Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). During the three months ended June 30, 2008, we repurchased 1,001,227 shares at an aggregated cost of approximately $21.4 million (including commission fees of $20,000). As of June 30, 2008, there were 464,584 shares of common stock available for repurchase under this program.

The following table details the repurchases that were made under the program during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2008 - April 30, 2008	746,589	$21.28	4,280,778	719,222
May 1, 2008 - May 31, 2008	180,772	$21.06	4,461,550	538,450
June 1, 2008 - June 30, 2008	73,866	$23.18	4,535,416	464,584

(1) Average price per share excludes commissions.

On July 9, 2008, the Program was completed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 1, 2008 in Los Angeles, California. The following matters were submitted to our shareholders for a vote at the Annual Meeting:

(1)  To elect the following seven director nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:

Nominee	Votes For	Withheld or Abstained
Douglas Y. Bech Robert J. Cresci W. Brian Kretzmer Richard S. Ressler John F. Rieley Stephen Ross Michael P. Schulhof	41,167,231 41,237,294 42,580,242 41,281,486 41,374,641 42,813,021 42,412,829	1,814,616 1,744,553 401,605 1,700,361 1,607,206 168,826 569,018

(2)  A proposal to ratify the appointment of Singer Lewak, LLP to serve as our independent auditors for fiscal 2008. This proposal was approved with the following vote:

For Against Abstain	42,848,125 120,396 13,326

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: August 6, 2008	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.