Form 10-Q
period 2008-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2008-11-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had 43,885,323 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

			PAGE
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (unaudited)	3

		Condensed Consolidated Statements of Operations (unaudited)	4

		Condensed Consolidated Statements of Cash Flows (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
.
	Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults upon Senior Securities	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 5.	Other Information	27

	Item 6.	Exhibits	28

	Signature		29

	Index to Exhibits		30
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$140,721	$154,220
Short-term investments	29	54,297
Accounts receivable,
net of allowances of $3,535 and $1,378 at September 30, 2008	14,999	15,365
and December 31, 2007, respectively
Prepaid expenses and other current assets	6,818	5,061
Deferred income taxes	1,724	1,724
Total current assets	164,291	230,667

Long-term investments	11,074	21,241
Property and equipment, net	20,303	23,511
Goodwill	66,143	39,452
Other purchased intangibles, net	32,686	29,220
Deferred income taxes	7,749	6,113
Other assets	177	205
Total assets	$302,423	$350,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$18,346	$17,516
Income taxes payable	1,332	4,649
Deferred revenue	13,850	14,708
Total current liabilities	33,528	36,873

Accrued income tax liability	36,439	30,863
Other	16	59
Total liabilities	69,983	67,795

Commitments and contingencies	—	—

Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2008 and December 31, 2007; total issued 52,557,482 and 54,325,936 shares at September 30, 2008 and December 31, 2007, respectively, and total oustanding 43,876,914 and 48,665,612 shares at
September 30, 2008 and December 31, 2007, respectively	526	543
Additional paid-in capital	129,276	121,503
Treasury stock, at cost (8,680,568 and 5,660,324 at September 30, 2008
and December 31, 2007, respectively)	(112,671)	(4,662)
Retained earnings	214,567	162,281
Accumulated other comprehensive income	742	2,949
Total stockholders' equity	232,440	282,614
Total liabilities and stockholders' equity	$302,423	$350,409

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Subscriber	$60,466	$54,029	$177,218	$156,935
Other	1,086	1,717	3,659	6,932
	61,552	55,746	180,877	163,867
Cost of revenues (including share-based compensation of $259 and $646 for the three and nine months of 2008, respectively, and $169 and $491 for the three and nine months of 2007, respectively)	11,670	11,168	35,026	32,390
Gross profit	49,882	44,578	145,851	131,477
Operating expenses:
Sales and marketing (including share-based compensation of $289 and $955 for the three and nine months of 2008, respectively, and $304 and $846 for the three and nine months of 2007, respectively)	10,788	10,218	31,587	28,670
Research, development and engineering (including share-based compensation of $215 and $620 for three and nine months of 2008, respectively, and $186 and $543 for the three and nine months of 2007, respectively)	3,022	3,045	9,180	8,734
General and administrative (including share-based compensation of $1,228 and $3,771 for the three and nine months of 2008, respectively, and $1,209 and $3,420 for the three and nine months of 2007, respectively)	10,911	10,042	33,360	28,817

Total operating expenses	24,721	23,305	74,127	66,221

Operating earnings	25,161	21,273	71,724	65,256
Interest and other income, net	1,655	2,598	3,546	6,721
Earnings before income taxes	26,816	23,871	75,270	71,977
Income tax expense	8,054	5,783	22,984	20,372
Net earnings	$18,762	$18,088	$52,286	$51,605

Net earnings per common share:
Basic	$0.43	$0.37	$1.16	$1.05
Diluted	$0.42	$0.35	$1.13	$1.01
Weighted average shares outstanding:
Basic	43,479,943	49,215,250	44,955,199	49,050,697
Diluted	45,077,671	51,075,957	46,431,507	50,923,136

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$52,286	$51,605
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	9,678	7,188
Share-based compensation	5,992	5,417
Tax benefit of vested restricted stock	678	363
Tax benefit of stock option exercises	686	4,843
Excess tax benefits from share-based compensation	(655)	(3,460)
Provision for doubtful accounts	2,967	1,205
Deferred income taxes	(1,729)	(426)
Loss on disposal of fixed assets	20	194
Decrease (increase) in:
Accounts receivable	(2,983)	(4,999)
Prepaid expenses and other current assets	1,452	(740)
Other assets	26	160
(Decrease) increase in:
Accounts payable and accrued expenses	1,324	(1,541)
Income taxes payable	(6,663)	(4,350)
Deferred revenue	(1,305)	3,036
Accrued income tax liability	5,196	9,971
Other	(43)	(38)
Net cash provided by operating activities	66,927	68,428

Cash flows from investing activities:
Net purchases of available-for-sale investments	—	(23,740)
Sales of available-for-sale investments	36,170	—
Redemptions/Sales of held-to-maturity investments	27,883	12,040
Purchases of property and equipment	(2,202)	(5,975)
Acquisition of businesses, net of cash received	(32,435)	(6,814)
Purchases of intangible assets	(2,320)	(3,802)
Net cash provided by (used in) investing activities	27,096	(28,291)

Cash flows from financing activities:
Repurchases of common stock	(108,028)	(14,950)
Repurchase of restricted stock	(417)	(295)
Issuance of common stock under employee stock purchase plan	153	193
Exercise of stock options	1,468	6,791
Excess tax benefits from share-based compensation	655	3,460
Repayment of long-term debt	—	(151)
Net cash used in financing activities	(106,169)	(4,952)

Effect of exchange rate changes on cash and cash equivalents	(1,353)	1,306

Net increase (decrease) in cash and cash equivalents	(13,499)	36,491
Cash and cash equivalents at beginning of period	154,220	95,605
Cash and cash equivalents at end of period	$140,721	$132,096
NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment	$—	$648
Intangible assets	$—	$3,600
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$24,345	$10,100
Cash paid for interest	$2	$7

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

1.       Basis of Presentation

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFax DeveloperTM, eFax BroadcastTM, Fax.comTM, RapidFAXTM, Send2Fax®, jBlast®, jConnect®, Onebox®, eVoice®, eVoice ReceptionistTM, Onebox ReceptionistTM, Phone Peopl e®, YAC® and Electric Mail®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, we have condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for all periods presented. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2008.

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

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect.  These reserves are typically driven by the volume of credit card declines and past due invoices.  On an ongoing basis, management evaluates the adequacy of these reserves.  These reserves are based on historical experience as well as an evaluation of current market conditions, and we believe these reserves to be reasonable under the circumstances.  We have procedures in place to collect on these credit card declines and past due invoices before the closure of the customer’s account.  As of September 30, 2008 and December 31, 2007, our accounts receivable reserves were $3.5 million and $1.4 million respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 requires an entity to report unrealized gains and losses on eligible items for which the entity has elected to use the fair value option in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

We account for our short and long-term investments in debt securities in accordance with SFAS 115 and Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. These investments typically are comprised primarily of readily marketable corporate securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. We record our trading securities at their fair market values and include changes in the fair market values in Interest and other income, net on our condensed consolidated statements of operations.

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 and 2008. At September 30, 2008 and December 31, 2007, we had deposits in excess of the Federal Deposit Insurance Corporation limit at these financial institutions.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had approximately $9.5 million and $7.8 million in net deferred tax assets at September 30, 2008 and December 31, 2007, respectively. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances at September 30, 2008 and December 31, 2007. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

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

Revenue Recognition

Our subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP and with SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring subscription and usage-based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

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

Our patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues are recognized when earned over the term of the license agreement. With regard to fully-paid up license arrangements, we generally recognize as revenue in the quarter the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.

Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income September 30, 2008 and December 31, 2007 consisted primarily of foreign currency translation adjustments.

2.       Investments

The following table summarizes our short and long-term investments designated as trading, available-for-sale and held-to-maturity classified by the contractual maturity date of the security (in thousands):

	As of September 30, 2008	As of December 31, 2007
Due within 1 year	$29	$54,297
Due within more than 1 year but less than 5 years	—	9,949
Due within more than 5 years but less than 10 years	4,668	6,200
Due 10 years or after	6,406	5,092

Total available-for-sale and held-to-maturity investments	$11,103	$75,538

At September 30, 2008, auction rate debt and preferred securities totaled $11.1 million with the auction rate debt securities having stated maturities through 2037 and the auction rate preferred securities having no stated maturity dates. These securities have interest rates that reset periodically at established intervals of 90 days or less. Each of these auction rate securities have encountered multiple failed auctions over the past several months, which means that these securities are illiquid unless and until a future auction is successful. If the issuer’s credit rating deteriorates before a successful auction occurs, we may be required to adjust the carrying value of the investment through an impairment charge. During the fourth quarter of 2007, as a result of such failed auctions we reclassified short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and recognized an unrealized loss of $0.3 million in accumulated other comprehensive income/loss. This unrealized loss is amortized over the remaining lives of the held-to-maturity investments. As we have the ability and intent to hold these auction rate debt securities until maturity, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to September 30, 2008. At September 30, 2008, our long-term held-to-maturity securities are carried at amortized cost, with the unrealized gains and losses reported as a component of stockholders’ equity.

On a quarterly basis in accordance with SFAS 115 and FASB Staff Position No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the quarter ended September 30, 2008. There were no restrictions on cash and cash equivalents or investments as of September 30, 2008.  To our knowledge, there has been no adverse effect to our investments due to economic conditions subsequent to quarter end.

3.       Recent Accounting Pronouncements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. We do not expect this FSP to have a material impact on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We are currently assessing the potential impact of FSP 142-3 on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and any retained noncontrolling equity investment be measured at fair value. It also requires that disclosures clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact of SFAS 160 on our consolidated financial position and results of operations.

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

The changes in carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2008 are as follows (in thousands):

	Balance as of	Net		Foreign Exchange	Balance as of
	January 1, 2008	Additions	Amortization	Translation	September 30, 2008
Goodwill	$39,452	$27,389	$—	$(698)	$66,143
Intangible assets with indefinite lives	2,384	204	—	—	2,588
Intangible assets subject to amortization	26,836	7,757	(4,348)	(147)	30,098
	$68,672	$35,350	$(4,348)	$(845)	$98,829

Intangible assets with indefinite lives relate primarily to a trade name. As of September 30, 2008, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average
	Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.5 years	$22,932	$(7,939)	$14,993
Technology	2.2 years	5,679	(3,478)	2,201
Customer relationships	4.8 years	8,180	(3,471)	4,709
Trade name	13.7 years	9,644	(1,449)	8,195
Total		$46,435	$(16,337)	$30,098

Amortization expense, included in general and administrative expense, during the three months ended September 30, 2008 and 2007 approximated $1.5 million and $1.1 million, respectively. Amortization expense, included in general and administrative expense, during the nine months ended September 30, 2008 and 2007 approximated $4.3 million and $2.7 million, respectively. Amortization expense for each year is estimated to approximate $5.8 million, $5.6 million, $4.2 million, $2.7 million and $2.3 million for the years ended December 31, 2008 through 2012, respectively, and $13.7 million thereafter through the duration of the amortization period.

5.       Commitments and contingencies

Litigation

At September 30, 2008 and December 31, 2007, we are involved with various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. For additional information on litigation matters, see Part II, Item 1. Legal Proceedings.

6.       Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our annual estimate and make a cumulative adjustment to reflect any changes. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries located in non-U.S. jurisdictions with lower effective tax rates than in the U.S. We do not provide for U.S. income taxes on the undistributed operating earnings of our foreign operations because we intend to reinvest them in our foreign jurisdictions.

Cash paid for income taxes was $24.3 million and $10.1 million for the nine months ended September 30, 2008 and 2007, respectively. Accrued income tax liabilities were $36.4 million at September 30, 2008 and $30.9 million at December 31, 2007.

We are currently under audit by the Internal Revenue Service (“IRS”) for the 2004 through 2006 tax years. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not possible to estimate the amount, if any, of such change. Pursuant to an IRS request, we have extended the statute of limitations for our 2004 tax year income tax return to December 31, 2009 and the statute of limitations for our 2005 tax year employment tax returns to April 15, 2010.

We have been notified by the Illinois Department of Revenue that we are being audited for Income Tax for the 2005 and 2006 tax years. It is possible that this audit may conclude in the next 12 months and that any unrecognized tax benefits we have recorded in relation to these tax years may change compared to any liabilities recorded for these periods. However, it is not possible to estimate the amount, if any, of such change. Pursuant to the State’s request, we have extended the statue of limitations for the 2005 tax year to March 31, 2009.

7.       Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On July 9, 2008, the Repurchase Program was completed. Five million shares at an aggregated cost of approximately $108.0 million (including commission fees of approximately $100,000) were repurchased. We have accounted for these repurchases using the cost method. At September 30, 2008 and December 31, 2007, 8,680,568 common shares at a cost of $112.7 million and 5,660,324 common shares at a cost of $4.7 million, respectively, were held as treasury stock.

8.       Stock Options and Employee Stock Purchase Plan

Our equity-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. As of September 30, 2008, 4,369,260 common shares underlying options and 325,244 common shares of restricted stock were outstanding and continued to be governed under the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”) provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. Four million five hundred thousand shares of common stock are authorized to be used under the 2007 Plan. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices are not less than the fair market value of our common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of our common stock on the date of grant for non-statutory stock options.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2008:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at January 1, 2008	4,383,174	$11.19
Granted	324,453	22.95
Exercised	(183,252)	8.00
Expirations	—	—
Forefitures	(155,115)	24.29
Outstanding at September 30, 2008	4,369,260	11.73	5.3	$55,409,407
Exercisable at September 30, 2008	3,143,062	6.82	5.3	$51,963,355
Vested and expected to vest at September 30, 2008	4,165,098	11.73	4.1	$54,984,863

For the nine months ended September 30, 2008, j2 Global granted options to purchase 324,453 shares of our common stock pursuant to the 2007 Plan to newly hired and existing members of management and to members of our Board of Directors. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were $14.27 and $21.49, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2008 and 2007 were $3.0 million and $13.5 million, respectively.

As of September 30, 2008 and December 31, 2007, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $20.5 million and $10.1 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 3.21 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the nine months ended September 30, 2008 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin No. 110. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.6%	4.7%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	56%	72%
Weighted-average volatility	62%	72%

Share-based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$259	$169	$646	$491

Operating expenses:
Sales and marketing	289	304	955	846
Research, development and engineering	215	186	620	543
General and administrative	1,228	1,209	3,771	3,420
	$1,991	$1,868	$5,992	$5,300

Restricted Stock

We have awarded restricted shares of common stock to members of our Board of Directors and our senior management pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the vesting period which is generally five years. During the nine months ended September 30, 2008, we granted 58,474 shares of restricted stock and recognized approximately $1.3 million of compensation expense related to restricted stock awards. As of September 30, 2008, we have unrecognized share-based compensation cost of approximately $6.3 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.23 years (i.e., the weighted-average remaining requisite service period).

Restricted stock activity for the nine months ended September 30, 2008 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	359,550	$22.94
Granted	58,474	23.25
Vested	(72,280)	20.91
Forefitures	(20,500)	21.46
Nonvested at September 30, 2008	325,244	19.51

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock on the specified purchase date. For the nine months ended September 30, 2008 and 2007, 7,223 and 7,003 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $152,590 and $193,252 for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator for basic and diluted net earnings per common share:
Net earnings	$18,762	$18,088	$52,286	$51,605

Denominator:
Weighted-average outstanding shares of common stock	43,479,943	49,215,250	44,955,199	49,050,697
Dilutive effect of:
Employee stock options	1,541,101	1,734,217	1,434,476	1,752,336
Restricted stock	56,627	126,490	41,832	120,103
Common stock and common stock equivalents	45,077,671	51,075,957	46,431,507	50,923,136

Net earnings per share:
Basic	$0.43	$0.37	$1.16	$1.05
Diluted	$0.42	$0.35	$1.13	$1.01

For the three months ended September 30, 2008 and 2007, there were 671,167 and 60,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.  For the nine months ended September 30, 2008 and 2007, there were 698,650 and 332,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

10.     Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. The change in accumulated other comprehensive income for all periods presented resulted primarily from foreign translation gains and losses.  The following table summarizes comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net earnings	$18,762	$18,088	$52,286	$51,605
Other comprehensive income:
Foreign currency translation adjustment	(3,777)	1,234	(2,263)	2,040
Less: Reclassification adjustment for gains included in earnings	(34)	—	(34)	—
Amortization of Held-to-Maturity securities loss	7	—	22	—

Comprehensive income	$15,026	$19,322	$50,079	$53,645

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	September 30, 2008	December 31, 2007

Unrealized losses on held-to-maturity investments	$(323)	$(345)
Foreign currency translation adjustment	1,065	3,294

	$742	$2,949

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
United States	$52,047	$48,287	$152,890	$143,758
All other countries	9,505	7,459	27,987	20,109
	$61,552	$55,746	$180,877	$163,867

	September 30,	December 31,
	2008	2007
Long-lived assets:
United States	$43,513	$42,078
All other countries	6,888	8,269
	$50,401	$50,347

12.     Acquisition

We acquired two businesses in the second quarter of 2008: (a) substantially all of the digital faxing assets of Mediaburst Limited, a UK-based provider of messaging services, and (b) 100% of the outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services.

These acquisitions are designed to be accretive and to provide us additional customers in the voice and European digital fax market. The income statement and balance sheet as of September 30, 2008 reflect the results of operations of these acquired entities. Total consideration for these transactions was approximately $33 million in cash, including acquisition costs, plus assumption of liabilities. The operations of these acquired businesses were not material to our financial position as of the dates of the acquisitions. The purchase price allocation was as follows:

Asset	Valuation	Life (months)	Residual Value
Trade Names	$1,400,000	Indefinite	n/a
Non-Competition Agreements	$940,000	36	$—
Software Developed	$1,600,000	60	$—
Customer Relationships	$1,726,000	120	$—
Goodwill	$27,775,000	Indefinite	n/a
Fixed Assets	$30,000	24	$—
Cash	$224,000	n/a	n/a
Other current liabilities, net	$(650,000)	n/a	n/a

We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. No purchased research and development was acquired or written off in regard to these transactions.

The following contingent items remain outstanding with respect to one or both of these transactions:

(1)	A holdback amount of $3.0 million placed in a third party escrow account, to be settled in May 2009.
(2)	Customer conversion payments to be paid upon the successful conversion of customers to our product platforms.

These contingent items are expected to be settled in 12 months or less from the dates of acquisitions.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o
Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisitions, cancelations and credit and debit card payment declines;

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

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements and by currency fluctuations.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, eFax DeveloperTM, eFax BroadcastTM, Fax.comTM, RapidFAXTM, Send2Fax®, jBlast®, jConnect®, Onebox®, eVoice®, eVoice ReceptionistTM, Onebox ReceptionistTM, Phone Peopl e®, YAC® and Electric Mail®.

We deliver many of our services through our global telephony/internet Protocol (“IP”) network, which spans more than 3,100 cities in 46 countries across five continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the nearly 11.6 million telephone numbers deployed as of September 30, 2008, approximately 1.2 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or internet networks.

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

Average monthly revenue per paying telephone number was $15.87 and $16.47 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, average monthly revenue per paying telephone number was $16.14 and $16.66, respectively. The decrease in average monthly revenue per paying telephone number for the three and nine months ended September 30, 2008 is primarily due to a shift in mix of new customer sign-ups to our voice, corporate and international services that are priced lower than the current corporate average. We anticipate that average monthly revenue per paying telephone number will continue to decline as we continue to expend more marketing efforts in these channels of distribution.

The following table sets forth our key operating metrics for the three and nine months ended September 30, 2008 and 2007 (in thousands, except for percentages and average revenue per paying telephone number):

	September 30,
	2008	2007
Free service telephone numbers	10,357	10,706
Paying telephone numbers	1,199	1,018
Total active telephone numbers	11,556	11,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Subscriber revenues:
Fixed	$47,481	$41,362	$138,333	$118,779
Variable	12,985	12,667	38,885	38,156
Total subscriber revenues	$60,466	$54,029	$177,218	$156,935

Percentage of total subscriber revenues:
Fixed	78.5%	76.6%	78.1%	75.7%
Variable	21.5%	23.4%	21.9%	24.3%

Revenues:
DID-based	$58,440	$51,209	$171,292	$149,423
Non-DID-based	3,112	4,537	9,585	14,444
Total revenues	$61,552	$55,746	$180,877	$163,867

Average monthly revenue per paying telephone number(1)	$15.87	$16.47	$16.14	$16.66

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality and Backlog

Our subscriber revenues are impacted by the number of effective business days in a given period.   We experience no material backlog in sales orders or the provisioning of customer orders. The fourth quarter is traditionally a quarter where we experience lower than average usage.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to investments, long-term assets, share-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable. Actual results may differ from these estimates.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. For further information about our critical accounting policies and estimates, see discussion under the heading “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008.  We elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities as permitted under SFAS 159 and therefore, the application of SFAS 157 and SFAS 159 does not change how we have estimated and reported for these securities.  See Note 1: Basis of Presentation – Investments for discussion in more details on SFAS 157 and SFAS 159.

Recent Accounting Pronouncements

See Note 3: Recent Accounting Pronouncements of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2008

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues - 71%, 72% and 76% for 2005, 2006 and 2007, respectively. Subscriber revenues were $60.5 million and $54.0 million for the three months ended September 30, 2008 and 2007, respectively. For the nine month ended September 30, 2008 and 2007, subscriber revenues were $177.2 million and $156.9 million, respectively. This increase in subscriber revenues was due to an increase in our number of paying subscribers partially offset by decreased average monthly revenue per subscriber. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, international sales, cross-selling of additional services to our existing customers and acquisitions of businesses, in each case net of cancellations.

Other Revenues. Other revenues were $1.1 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, other revenues were $3.7 million and $6.9 million, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenue generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues for the three months ended September 30, 2008 resulted primarily from lower advertising revenue. The decrease in other revenues for the nine months ended September 30, 2008 resulted primarily from a $2.0 million paid up patent license fee earned during the first quarter of 2007, as well as lower advertising revenue in 2008.

Share-based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$259	$169	$646	$491

Operating expenses:
Sales and marketing	289	304	955	846
Research, development and engineering	215	186	620	543
General and administrative	1,228	1,209	3,771	3,420
	$1,991	$1,868	$5,992	$5,300

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.7 million, or approximately 19.0% of total revenues, and $11.2 million, or approximately 20.0% of total revenues, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, cost of revenues was $35.0 million, or approximately 19.4% of total revenues, and $32.4 million, or approximately 19.8% of total revenues, respectively. The increase in cost of revenues for the three and nine months ended September 30, 2008 was primarily due to a larger subscriber base and associated service usage.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our internet-based advertising and marketing spend, which can cause sales and marketing costs as a percentage of total revenues to vary from period to period. Sales and marketing expenses were $10.8 million, or approximately 17.5% of total revenues, and $10.2 million, or approximately 18.3% of total revenues, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, sales and marketing expenses were $31.6 million, or approximately 17.5% of total revenues, and $28.7 million, or approximately 17.5% of total revenues, respectively. The increase in sales and marketing expenses for the three and nine months ended September 30, 2008 was primarily due to increased international marketing and additional marketing in new brands and voice services.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.0 million, or approximately 4.9% of total revenues, and $3.0 million, or approximately 5.5% of total revenues, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, research, development and engineering costs were $9.2 million, or approximately 5.1% of total revenues, and $8.7 million, or approximately 5.3% of total revenues, respectively. For the three months ended September 30, 2008, research, development and engineering costs remained consistent compared to the same period in the prior year. The increase in research, development and engineering costs for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to higher personnel costs associated with new personnel from businesses acquired in the fourth quarter and second quarter of 2008.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $10.9 million, or approximately 17.7% of total revenues, and $10.0 million, or approximately 18.0% of total revenues, for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, general and administrative costs were $33.4 million, or approximately 18.4% of total revenues, and $28.8 million, or approximately 17.6% of total revenues, respectively. General and administrative costs for the three and nine months ended September 30, 2008 have increased compared to the same period in the prior year primarily due to bad debt expense, legal, share-based compensation expense and depreciation and amortization.

Non-Operating Income and Expenses

Interest and Other Income, Net. Our interest and other income, net, is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments. Interest and other income, net, was $1.7 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $3.5 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest and other income, net, for the three and nine months ended September 30, 2008 was primarily due to a decrease in investment balances and lower interest rates.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and different tax rates in the various jurisdictions in which we operate. Income tax expense amounted to approximately $8.1 million and $5.8 million for the three months ended September 30, 2008 and 2007, respectively. Income tax expense for the nine months ended September 30, 2008 and 2007 was $23.0 million and $20.4 million, respectively. Our effective tax rate was approximately 31% and 28% for the nine months ended September 30 2008 and 2007, respectively. The increase is primarily due to decreases in tax-exempt interest income and the expiration of the federal research and development tax credit as of December 31, 2007. As of October 3, 2008, the federal research and development tax credit has been reinstated. Accordingly, in the fourth quarter of 2008 we will reflect the estimated credit amount earned for the full year of 2008 in our tax provision.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2008, we had cash and investments of $151.8 million compared to cash and investments of $229.8 million at December 31, 2007. The decrease in cash and investments resulted primarily from business acquisitions and repurchases of common stock partially offset by cash provided by operations. At September 30, 2008, cash and investments consisted of cash and cash equivalents of $140.7 million, short-term investments of $29,000 and long-term investments of $11.1 million. We typically invest in readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, certificates of deposits and auction rate debt. We classify our investments primarily as held-to-maturity and report these investments as long-term based upon maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature after one year from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $66.9 million and $68.4 million for the nine months ended September 30, 2008 and 2007, respectively. Our operating cash flows resulted from cash received from our subscribers. Our cash and cash equivalents and short-term investments were $140.8 million and $229.8 million at September 30, 2008 and 2007, respectively.

Net cash provided by investing activities was approximately $27.1 million and net cash used in investing activities was approximately $28.3 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, net cash provided by investing activities was primarily attributable to sales of investments, partially offset by acquisition of businesses. For the nine months ended September 30, 2007, net cash used in investing activities was primarily attributable to purchases of investments, purchases of intangible assets and purchases of property and equipment, partially offset by sales of investments.

Net cash used in financing activities was approximately $106.2 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by proceeds from the exercise of stock options and excess tax benefit from share-based compensation.

Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of approximately $108.0 million (including commission fees of approximately $100,000) were repurchased.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$58,440	$51,209	$171,293	$149,423
Less other revenues	2,223	2,040	6,932	5,099
Total paying telephone number revenues	$56,217	$49,169	$164,361	$144,324

Average paying telephone number monthly revenue (total divided by number of months)	$18,739	$16,390	$18,262	$16,036

Number of paying telephone numbers
Beginning of period	1,163	973	1,064	907
End of period	1,199	1,018	1,199	1,018

Average of period	1,181	995	1,131	962

Average monthly revenue per paying telephone number(1)	$15.87	$16.47	$16.14	$16.66

(1)	Due to rounding, individual numbers may not add.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of tax-exempt and taxable instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. Our investment held for trading purpose is immaterial.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Our future investment income may fall short of expectations due to changes in interest rates. As of September 30, 2008 we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of approximately $140.7 million. Our total investments had a weighted average yield of approximately 2.8%. As of September 30, 2008, we had investments in debt securities with effective maturities greater than one year of approximately $11.1 million. Such long term investments had a weighted average yield of approximately 5.02%. Based on our cash and cash equivalents and long-term investment holdings as of September 30, 2008, an immediate 100 basis point increase or decline in interest rates would increase or decrease our annual interest income by approximately $1.5 million.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position. We have not hedged translation risks because we have generally invested cash flows from international operations in U.S. Dollars. However, we periodically review our strategy for hedging transaction risks and may hedge against these risks in the future

Foreign exchange gains and losses were not material to our earnings for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, translation adjustments amounted to approximately ($2.2) million. As of September 30, 2008, cumulative translation adjustments included in other comprehensive income amounted to approximately $0.7 million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Overview of Legal Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions are filed in response to patent actions filed by us against the plaintiffs. The number and significance of these disputes and inquiries has increased as our business expands and j2 Global grows. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

In February 2004 (the “2004 case”) and July 2005 (the “2005 case”), we filed two lawsuits against Venali, Inc. (“Venali”) in the United States District Court for the Central District of California for infringement of several of our U.S. patents. The 2004 case has been stayed pending reexamination of the patents in suit.  In the 2005 case, Venali filed various counterclaims against us on December 27, 2006, which relate in substantial part to the patent infringement claims by us against Venali. All of the counterclaims have been dismissed, except those alleging antitrust violations based on our enforcement of our patents. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On August 22, 2008, we moved for summary judgment on Venali’s remaining antitrust claims.  The motion was granted on November 3, 2008.  We are planning to appeal the non-infringement rulings in the 2005 case.

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

On September 15, 2006, one of our affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties purporting to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008. The amended counterclaims allege violations of Section 2 of the Sherman Act and breach of contract, and seek the same relief as the original counterclaims. The amended counterclaims drop several parties and no longer assert violations of RICO, Section 7 of the Clayton Act, Section 1 of the Sherman Act, or the Georgia Uniform Deceptive Trade Practices Act. On June 13, 2008, we moved to dismiss the amended counterclaims. On August 28, 2008, we moved to stay the case pending appeal of the claim construction order in the Venali litigation. Both motions remain pending.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims relate in substantial part to the patent infringement actions by us against various companies. The suit seeks treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. The case has been stayed, subject to the plaintiff filing a request to lift the stay. The plaintiff has not filed a request to lift the stay.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors other than the addition of the factor described below:

Increased numbers of credit and debit card declines as a result of decreased availability of credit and a weakening economy could lead to a decrease in our revenues or rate of revenue growth.

A significant number of our paid subscribers pay for their services through credit and debit cards. Weakness in the credit markets and in the U.S. and global economy has resulted in and may continue to result in increased numbers of rejected credit and debit card payments. We believe this has resulted in and may continue to result in increased customer cancellations and decreased customer signups. This also has required and may continue to require us to increase our reserves for doubtful accounts and write-offs of accounts receivables. The foregoing may adversely impact our revenues and rate of revenue growth.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the nine months ended September 30, 2008.

(b)  Issuer Purchases of Equity Securities

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On July 9, 2008, the Program was completed; five million shares at an aggregated cost of approximately $108.0 million (including commission fees of approximately $100,000) were repurchased.

The following table details the repurchases that were made under the Repurchase Program during the nine months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2008 - January 31, 2008	—	—	—	5,000,000
February 1, 2008 - February 29, 2008	1,324,422	$20.67	1,324,422	3,675,578
March 1, 2008 - March 31, 2008	2,209,767	$21.93	3,534,189	1,465,811
April 1, 2008 - April 30, 2008	746,589	$21.28	4,280,778	719,222
May 1, 2008 - May 31, 2008	180,772	$21.06	4,461,550	538,450
June 1, 2008 - June 30, 2008	73,866	$23.18	4,535,416	464,584
July 1, 2008 - July 31, 2008	464,584	$23.00	5,000,000	—

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

j2 Global Communications, Inc.

Date: November 7, 2008	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

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