Form 10-K
period 2008-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2009-02-25
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $672,955,896. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2009, the registrant had 43,945,979 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 7, 2009 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 74 pages with the Index to Exhibits located on page 65.

TABLE OF CONTENTS

PART I

Item 1.    Business

Company Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, Onebox®, eVoice® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.6 million telephone numbers deployed as of December 31, 2008, approximately 1.2 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, Onebox, and eVoice. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

We market our services to a broad spectrum of prospective customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising through Internet portals, Internet service providers (“ISPs”), search engines and affiliate programs; and selling through both a telesales and direct sales force. Currently, we have seven primary methods by which we acquire paying subscribers: (i) selling direct through our Websites, targeting primarily individuals; (ii) attracting direct paying individual subscribers through various Internet portals, ISPs, search engines and affiliate programs; (iii) promoting our solutions to small to mid-sized businesses through our Websites targeting corporate, enterprise and governmental customers; (iv) converting a portion of our free base of customers to a paid solution; (v) selling our solutions to large enterprises and governmental organizations through our direct sales force and tradeshows; (vi) attracting international individual and business customers through our international Websites and direct sales force; and (vii) offering additional services to our existing customers. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. During 2008, we completed four acquisitions: (a) fax assets of Mediaburst Limited, a UK-based provider of messaging services, (b) all of the outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (c) assets of Mailwise, LLP, a U.S.-based provider of email services, and (d) assets of Mijanda, Inc., a U.S.-based provider of fax and voice services. During 2007, we completed two acquisitions: (a) assets of YAC Limited, a provider of messaging services primarily in the United Kingdom, and (b) the RapidFAX digital fax business of Easylink Services International Corporation. During 2006, we purchased assets of Send2Fax, LLC, a South Carolina provider of Internet fax services.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of 57 issued U.S. and foreign patents and numerous pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled “Patents and Proprietary Rights” contained in Item 1 of this Annual Report on Form 10-K.

Our Solutions

We believe businesses and individuals are increasingly outsourcing their communication and messaging needs. Their goal is to reduce or eliminate costs while also enhancing the security of transmissions and user efficiency. Our core eFax solution enables users to receive faxes into their email inboxes. Our core eVoice and Onebox solutions provide customers a virtual receptionist with various available enhancements. These services represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions designed to replace or augment individual and corporate messaging and communication services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from among more than 3,000 cities around the world. Toll-free U.S. and Canadian telephone numbers are also available, as are premium rate numbers in various countries in Western Europe. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following services and solutions:

Fax

eFax offers desktop faxing services. Various tiers of service provide increasing levels of features and functionality. Our eFax Free® service is our limited use, advertising-supported “introductory offering,” which assigns the subscriber a unique randomly selected telephone number that enables the user to receive a limited number of faxes into his or her personal email inbox and to access these messages via a Web-based email interface. In exchange, the subscriber agrees to receive and open email advertising, which we distribute on a consistent basis. In various countries in Western Europe, we also offer premium rate telephone numbers at no charge to our subscribers. Our eFax Plus® and eFax ProTM services allow a subscriber to choose either a toll-free telephone number that covers both the U.S. and Canada or a local telephone number from among more than 3,000 cities worldwide. This service level enables subscribers to receive inbound fax messages in their email inboxes, access these messages via a full-featured Web-based email interface and send digital documents to any fax number in the world directly from their desktops. This service offering is also localized in many international currencies and the following languages, including Chinese (Cantonese), Dutch, French, German, Italian, Polish, Portuguese and Spanish, among others.

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

eFax Developer™ offers high-volume, production fax solutions. Designed for quick and simple integration with application environments, eFax Developer provides inbound and outbound fax services through a secure XML interface. Enhanced features such as bar-code recognition, dynamic retries and high speed transmission are included and accessible 24/7/365. Robust fax capabilities can easily be implemented through simple software development kits or through a universal web post solution. eFAX Developer provides the scaling power of an outside fax service with the flexibility of an internal server without requiring additional equipment, supplies or expertise.

eFax Broadcast™ and jBlast® offer cost-effective solutions for high-volume outbound faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

We have alternative desktop faxing solutions that are offered under a variety of brands and pricing plans geared primarily toward the individual or small business user.

Voice

eVoice ReceptionistTM and Onebox ReceptionistTM are virtual PBX solutions that provide small and medium-sized businesses on-demand voice communications services, featuring a toll-free or local company telephone number, a professionally-produced auto-attendant and menu tree. With these services, a subscriber can assign departmental and individual extensions that can connect to multiple U.S. or Canadian telephone numbers, including traditional land-line telephones as well as mobile and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services, as well as efficiency-enhancing delivery of voicemails in both native format and as transcribed text.

Onebox® is a full-featured suite of unified communications services, including email, voicemail, fax and “find me/follow me” capabilities. Onebox Unified Messaging provides the subscriber a unique toll-free or local number and enables him or her to receive voicemail messages or faxes via email or access them by telephone; to send, receive or reply to faxes or voicemail messages online or by telephone; and to store faxes and email messages online.

Email

Electric Mail® is an outsourced hosted email service that we offer to businesses. Electric Mail develops and delivers email and related solutions that are hosted offsite and seamlessly integrate into a customer’s existing email system. The services include Electric WebMailTM, E-mmunityTM virus scanning, SpamSMARTTM SPAM filtering, and VaultSMARTTM /PolicySMARTTM archiving which delivers a secure, scalable email archive and customizable compliance tools to correspond to a company’s retention policy.

Global Network and Operations

We have multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and a remote disaster recovery facility. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence for our customers from among more than 3,000 cities in 46 countries on six continents. Our network covers all major metropolitan areas in the U.S., U.K., and Canada and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. For financial information about geographic areas, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We provide email support seven days per week, 24 hours per day to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for Corporate customers 24 hours per day, seven days per week.

Competition

Competition in the outsourced, value-added messaging and communications space is fierce and continues to intensify. We face competition from, among others, fax-to-email providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions and email providers. We believe that the primary competitive factors determining success in the market for value-added messaging and communications services include financial strengths and stability, pricing, reputation for reliability and security of service, intellectual property ownership, effectiveness of customer support, service and software ease-of-use, service scalability, customer messaging and branding, geographic coverage, scope of services and local language sales, messaging and support.

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Open Text Corporation and its recently acquired subsidiary Captaris, Inc., as well as publicly traded and privately-held application service providers, such as Premiere Global

Services, Inc. (formerly PTEK Holdings Inc.) and Easylink Services International Corporation (formerly Easylink Services Corporation). Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

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

We have a portfolio of 57 issued U.S. and foreign patents and have numerous pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.

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

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, eFax Corporate and the eFax Corporate logo, eVoice and the eVoice logo, Onebox and the Onebox logo and Electric Mail and the Electric Mail logo, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business related to the Internet and telecommunications, addressing issues such as privacy, data protection, freedom of expression, indecency, obscenity, defamation, libel, pricing, online products and services, taxation, content, advertising, copyrights and other intellectual property, information security and technological convergence. We face risks from proposed legislation or new interpretations of existing legislation that could occur in the future.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions and carriers are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we generally are not subject to direct regulation by any governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, we may face increased domestic or foreign regulation of our business in areas such as delivery of broadband services, inter-carrier compensation and continued regulation of competition.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources. For example, in the U.S., the FCC allows states to petition for authority to adopt technology-specific area codes. We have sought reconsideration from the FCC of this decision, and the outcome of this proceeding could affect our ability to offer services in competition with incumbents. So far, California and Connecticut have requested authority to adopt special area codes for unified messaging. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not yet adopted a specialized code. The FCC granted California’s petition with fewer conditions. We opposed California’s request for this authority and are now participating in the reconsideration stage of the FCC proceeding. Although there has been diminished activity of this sort since 2003, if other states apply for and implement specialized area codes, our ability to compete in those states could be adversely affected. Similar regulation has occurred internationally (e.g., Germany prohibits issuing a local telephone number to anyone without a physical presence in the area) and may continue to be enacted in additional locations in the future.

In addition, Congress and the FCC are reviewing legislation and regulations related to the Universal Service Fund (“USF”), which subsidizes the U.S. telecommunications system. Congress and the FCC are considering altering the formula by which entities contribute to the USF. If adopted, one proposal to implement a flat-fee per phone number methodology could alter or eliminate the provision of our non-paid (free advertising-supported) services and could cause us to raise the price of our paid services. Other changes to the USF may also increase our costs and impact our operations. For example, in 2008 the FCC determined that conference calling services are directly assessable for USF purposes. As a result, we now pay directly into the USF for those services.  The FCC could reclassify other communications services and determine that they are directly assessable, which may further increase our cost of doing business.

The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” and has held numerous fax broadcasters liable for violating the Telephone Consumer Protection Act of 1991 (“TCPA”), the Junk Fax Prevention Act of 2005 (“Junk Fax Act”) and related FCC rules. Individuals may also, under certain circumstances, have a private cause of action for violations and recover monetary damages. Entities that merely transmit facsimile messages on behalf of others may be found liable if they have a high degree of involvement in transmitting junk faxes or have actual notice of illegal junk fax transmissions and failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the rules, we could face FCC inquiry and enforcement, civil litigation or private causes of action, which could result in financial penalties that could cause material adverse effects to our operations. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc. For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled “Legal Proceedings.”

In the area of data protection, many U.S. states and foreign jurisdictions have passed laws requiring notification to users when there is a security breach for personal data. We are also subject to federal, state and foreign laws regarding privacy and protection of user data. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to protect our users’ privacy and data could adversely affect our business.

Future developments in laws that govern online activities might inhibit the growth of the Internet, impose taxes, mandate costly technical requirements, create uncertainty in the market or otherwise have an adverse effect on the Internet. There is also substantial uncertainty as to the applicability to the Internet of laws governing issues such as property ownership, fraud, tort, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy, none of which contemplated the existence of the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations. Also uncertain is the impact of foreign legal developments regarding jurisdiction and choice of law for cases involving Internet-based activities.

Seasonality and Backlog

Our subscriber revenues are impacted by the number of effective business days in a given period. We experience no material backlog in sales orders or the provisioning of customer orders. We traditionally experience lower than average usage and customer sign-ups in the fourth quarter.

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

We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $12.0 million, $11.8 million and $8.8 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. For more information regarding the technological risks that we face, please refer to the section entitled “Risk Factors” contained in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2008, we had approximately 400 employees, the majority of whom are in the U.S.

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

Item 1A.  Risk Factors

Before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.

Risks Related To Our Business

In order to sustain our growth, we must continue to attract new paid subscribers at a greater rate and with at least an equal amount of revenues per subscriber than we lose existing paid subscribers.

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our growth we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or prospective customers to sign up with or to switch to our competitors’ services. Moreover, we have experienced, and may continue to experience, an overall reduction in our average revenue per subscriber as the percentage of our subscriber revenues from lower priced alternative fax brands and voice services has increased. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions, our average revenue per subscriber and/or subscriber usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers, decline in average revenue per subscriber, decline in customer retention rates or decline in the size of our overall customer base may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the broader mortgage market and the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors and their usage levels of our services decline, we have and may continue to experience a decrease in our average usage per subscriber and, therefore, a decrease in our average variable revenue per subscriber. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and profitability.

Increased numbers of credit and debit card declines as a result of decreased availability of credit and/or a weakening economy could lead to a decrease in our revenues or rate of revenue growth.

A significant number of our paid subscribers pay for their services through credit and debit cards. Weakness in the credit markets and in the U.S. and global economy has resulted in and may continue to result in increased numbers of rejected credit and debit card payments. We believe this has resulted in and may continue to result in increased customer cancellations and decreased customer signups. This also has required and may continue to require us to increase our reserves for doubtful accounts and write-offs of accounts receivables. The foregoing may adversely impact our revenues and profitability.

Our financial results may be adversely impacted by higher-than-expected tax rates or exposure to additional tax liabilities.

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

A substantial portion of our cash and investments are invested outside of the U.S. We may be subject to incremental taxes upon repatriation of such funds to the U.S.

We may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the Internal Revenue Service for tax years 2004 through 2006. In addition, we have been notified by the California Franchise Tax Board that we are being audited for tax years 2005 through 2007. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income and other tax-related reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

A system failure or security breach could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Currently, a significant number of our users authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any damage system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in significant liability to us, cause considerable harm to us and our reputation and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our future success depends on our ability to procure large quantities of local telephone numbers in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. In addition, although we are the customer of record for all of our U.S. telephone numbers, from time to time, certain U.S. telephone carriers illegally inhibit our ability to port numbers or illegally port our telephone numbers away from us to other carriers. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their telephone numbers to another carrier. These factors could lead to increased cancellations by our customers and loss of our telephone number inventory. These factors may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

For example, in the U.S., the FCC has adopted an order that permits states to apply to the FCC for delegated authority to implement specialized area codes that would segregate services, which may include “unified messaging” and other services that the FCC perceives as being “geographically insensitive,” into unique area codes. We have petitioned the FCC for reconsideration of this decision, which remains pending. The outcome of this petition may reduce demand by our customers or prospective customers for new telephone numbers in the affected areas, if it restricts us from obtaining telephone numbers in area codes that are generally perceived as local by consumers. Two states, Connecticut and California, have petitioned the FCC for such authority. The FCC conditionally granted Connecticut’s petition in 2003, but the state has not adopted a specialized code. If the state goes forward at some future date and adopts a specialized area code, the outcome of this proceeding could affect our ability to compete in the state. The FCC granted California’s petition with fewer conditions and reconsideration proceedings are ongoing. Similar regulation has occurred in some foreign jurisdictions and may continue to be enacted in the future. If this continues, it may materially affect our ability to acquire the telephone numbers for our operations or may make our services less attractive due to unavailability of telephone numbers with a local geographic identity.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax and/or voicemail to email and unified messaging services, may increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and our inability to acquire sufficient telephone numbers to accommodate our future growth. For more information regarding telecommunications regulation that may affect our ability to obtain telephone numbers, please see Item 1 of this Annual Report on Form 10-K entitled “Business – Government Regulation.”

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

Currently, two of our patents are subject to re-examination proceedings with the U.S. Patent and Trademark Office. The result of these proceedings could limit or invalidate some or all of the claims under these patents, which could require us to record an impairment of patent asset in our consolidated financial statements. In that case, we would be required to record a charge to earnings in our consolidated financial statements during the period in which the impairment of our patent is determined. This may adversely impact our results of operations.

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

From time to time we are subject to litigation or claims, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. We are unable to predict the outcome of our currently pending cases. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material. For a more detailed description of the lawsuits in which we are involved, see Item 3. “Legal Proceedings.”

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

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing systems. We are in the process of upgrading our current billing systems to meet the needs of our growing subscriber base. Any failures or errors in our billing systems or procedures or resulting from any upgrades to our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business and financial results.

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

Our success depends on our retention of our executive officers, senior management and our ability to hire and retain key personnel.

Our success depends on the skills, experience and performance of executive officers, senior management and other key personnel. The loss of the services of one or more of our executive officers, senior managers or other key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. Our future success also depends on our continuing ability to attract, integrate and retain highly qualified technical, sales and managerial personnel. Competition for these people is intense, and there can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we already offer our services in the applicable local currency, including but not limited to the Canadian Dollar, the Euro and the British Pound Sterling. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

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

We provide our services through data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the FCC, state public utility commissions and foreign governmental authorities. These regulations affect the availability of telephone numbers, the prices we pay for transmission services, the competition we face from telecommunications service providers and other aspects of our market. However, we believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to U.S. telecommunications services regulation. The FCC also views Internet-based services as being interstate and subject to the protection of federal laws preempting state efforts to impose traditional common carrier regulation on such services. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., Congress and the FCC regulations subsidize portions of the telecommunications system out of the USF. Congress and the FCC are reviewing the way it collects USF payments from telecommunications carriers. Among the proposed changes being considered is imposing a flat fee per telephone number, which could have a material adverse effect on the provision of our non-paid services and could cause us to raise the price of our paid service. Other changes to the USF subsidy being considered by the Congress and the FCC may also impact our operations.

In August 2005, the FCC reclassified wireline broadband Internet access services (i.e., DSL) as information services, thereby allowing telephone companies to offer their lines to competing providers for what they decide is a “fair value” rather than at “low rates.” The decision enables incumbent local exchange carriers to charge higher rates for underlying broadband transmission service to competitive local exchange carriers that service some of our lines in various states. This could have an indirect impact on our profitability and operations.

The TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC may take enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc. For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled “Legal Proceedings.”

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

In addition, for calls placed to certain of our European telephone numbers we receive revenue share payments from the local telecommunications carrier. The per minute rates applicable to these “calling party pays” telephone numbers is subject to foreign laws and regulations. A reduction in the permitted per minute rates would reduce our revenues and could cause us to restrict our service offerings.

For more information regarding telecommunications regulation that may affect our business, please see Item 1 of this Annual Report on Form 10-K entitled “Business – Government Regulation.”

The value-added messaging and communications services industry is undergoing rapid technological changes and we may not be able to keep up.

The value-added messaging and communications services industry is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We rely heavily on the revenue generated by our fax services.

Currently, a substantial portion of the overall traffic on our network is fax related. Our success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions. If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We are subject to regulations relating to data privacy.

In the area of data protection, many U.S. states and foreign jurisdictions have passed laws requiring notification to users when there is a security breach for personal data. We are also subject to federal, state and foreign laws regarding privacy and protection of user data (including in many E.U. Member States and Canada). The costs of compliance with these laws may increase in the future as a result of changes in interpretation. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs, increase service or delivery costs, or otherwise harm our business. Failure to comply with these and other international data privacy laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. There are relatively few laws specifically directed towards online services. However, due to the increasing use of the Internet and online services, laws relating to the Internet (such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security) are being debated around the world. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy apply to online businesses because many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the related issues. Enactment of new laws and regulations, or the interpretation of existing laws and regulations in a way that is adverse to us, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. We believe that our email practices comply with the requirements of the CAN-SPAM Act. If we were ever found to be in violation of the CAN-SPAM Act, that could have a material adverse effect on our business, financial condition, operating results and cash flows.

In the E.U., the European Parliament and Council amended the Communications Directive with the Directive on the Retention of Data Processed in Connection with the Provision of Public Electronic Communications Services (“Data Retention Directive”). In the interests of public security, the Data Retention Directive requires telecommunications carriers and information service providers to store traffic (e.g., time of communication, numbers, identity of users) and location data from electronic communications for six months to two years, at the discretion of the Member States. Member States are in the process of adopting this Directive into national laws. Implementation of the Data Retention Directive, which include inconsistent requirements about how long to store and when to destroy data, may impact some of our operations.

In addition, because our services are accessible worldwide and we continue to expand our international activities, foreign jurisdictions may claim that we are required to comply with their laws. Non-U.S. laws regulating Internet companies may give different rights to consumers, content owners and users than comparable U.S. laws. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

Increased cost of email transmissions could have a material adverse effect on our business.

We rely on email for the delivery of our fax and voicemail messages. In addition, we derive some advertising revenues through the delivery of email messages to our free subscribers and we regularly communicate with our subscribers via email. We also offer email services through Electric Mail. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email messages, the cost of providing our services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Risks Related To Our Stock

Future sales of our common stock may negatively affect our stock price.

As of February 16, 2009, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology and other companies, particularly communications and Internet companies. These broad market fluctuations have previously resulted in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2008, we are leasing approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in British Columbia; California; Hong Kong; Illinois; and Ireland.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world.

Item 3.    Legal Proceedings

Overview of Patent Litigation

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Captaris, Inc., a subsidiary of Open Text Corporation (“Captaris”), Integrated Global Concepts, Inc. (“IGC”), Venali, Inc. (“Venali”) and Protus IP Solutions, Inc. (“Protus”). Captaris, IGC, Venali and Protus have each filed counterclaims against us, which are described in more detail below.

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

In February 2004 (the “2004 case”) and July 2005 (the “2005 case”), we filed two lawsuits against Venali, in the United States

District Court for the Central District of California for infringement of several of our U.S. patents. The 2004 case has been stayed pending reexamination of the patents in suit. In the 2005 case, Venali filed various counterclaims against us on December 27, 2006, which relate in substantial part to the patent infringement claims by us against Venali. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On November 3, 2008, the court granted our summary judgment motion on Venali’s remaining counterclaims, which alleged antitrust violations based on our enforcement of our patents. We have appealed the non-infringement rulings in the 2005 case to the United States Court of Appeals for the Federal Circuit. Venali did not appeal the dismissal of its counterclaims.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”). Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. On May 17, 2007, we filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007. On August 20, 2007, the court granted our motion to stay the action pending the reexamination.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. The parties are engaged in discovery. Trial is currently set for March 2, 2010.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office granted the reexamination request.

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties purporting to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008, alleging violations of Section 2 of the Sherman Act and breach of contract, and seeking the same relief as the original counterclaims. The amended counterclaims drop several parties and no longer assert violations of RICO, Section 7 of the Clayton Act, Section 1 of the Sherman Act or the Georgia Uniform Deceptive Trade Practices Act. On June 13, 2008, we moved to dismiss the amended counterclaims and on August 28, 2008, we moved to stay the action pending the appeal in the Venali action, described above, that involves the same patents and claims at issue in the IGC action.   On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims related in substantial part to the patent infringement actions by us against various companies. The suit sought treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. Shortly following the Court’s entry of summary judgment in our favor dismissing the antitrust counterclaims in the 2005 Venali case, the plaintiff agreed to dismiss this action. On January 23, 2009, the Court entered a dismissal with prejudice. We made no payments to the plaintiff in connection with the dismissal.

On June 26, 2008, we filed a patent infringement suit against Captaris in the United States District Court for the Eastern District of Texas.  On February 6, 2009, Captaris filed counterclaims against us seeking declaratory judgments of non-infringement and invalidity of our patents and unenforceability of our patents based on inequitable conduct as well as purporting to allege antitrust violations of Section 1 & 2 of the Sherman Act and Section 7 of the Clayton Act and California’s Business and Professions Code §§ 16720 and 17200.  Captaris is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, an injunction against further violations, and attorneys’ fees and costs.  We have not yet responded to the counterclaims.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our consolidated financial position, results of operations or cash flows in a particular period. In accordance with SFAS 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to these legal proceedings because unfavorable outcomes are not considered by management to be probable or reasonably estimable.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	High	Low
Year ended December 31, 2008
First Quarter	$24.00	$18.59
Second Quarter	26.80	20.91
Third Quarter	26.97	21.30
Fourth Quarter	22.96	13.74
Year ended December 31, 2007
First Quarter	28.75	23.01
Second Quarter	35.37	27.92
Third Quarter	37.23	32.45
Fourth Quarter	35.07	21.17

Holders

We had 295 registered stockholders as of February 16, 2009. That number excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2008.

Issuer Purchases of Equity Securities

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On July 9, 2008, the Program was completed; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased.

The following table details the repurchases that were made under the Repurchase Program during fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2008 – January 31, 2008				5,000,000
February 1, 2008 – February 29, 2008	1,324,422	$ 20.56	1,324,422	3,675,578
March 1, 2008 – March 31, 2008	2,209,767	21.93	3,534,189	1,465,811
April 1, 2008 – April 30. 2008	746,589	21.28	4,280,778	719,222
May 1, 2008 – May 31, 2008	180,772	21.06	4,461,550	538,450
June 1, 2008 –June 30, 2008	73,866	23.18	4,535,416	464,584
July 1, 2008 – July 31, 2008	464,584	23.00	5,000,000	—
Total	5,000,000	$ 21.59

(1)         Average price per share excludes commissions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,322,930	$11.73	6,690,332
Equity compensation plans not approved by security holders	—	—	—
Total	4,322,930	$11.73	6,690,332

The number of securities remaining available for future issuance includes 5,022,997 and 1,667,335 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 10 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Telecommunications Index and an index of companies that j2 Global has selected as its peer group. The peer group index included in the performance graph consists of: deltathree, Inc., Easylink Services International Corporation (formerly Easylink Services Corporation), C2 Global Technologies, Inc. (formerly I-Link Corporation), iBasis, Inc. and Premiere Global Services, Inc. (formerly PTEK Holdings, Inc.). We believe that the peer group index provides a representative group of companies in the outsourced messaging and communications industry. Measurement points are December 31, 2003 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2008. The graph assumes that $100 was invested on December 31, 2003 in j2 Global’s common stock at the split-adjusted price of $1.24 per share and in each of the indices, and assumes reinvestment of any dividends. No dividends have been declared or paid on j2 Global’s common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

[PERFORMANCE GRAPH IS SET FORTH ON THE FOLLOWING PAGE]

		Peer Group	NASDAQ
Measurement Date	j2 Global	Composite Index	Telecom Index
Dec-03	$100.00	$100.00	$100.00
Mar-04	$91.09	$103.92	$100.18
Jun-04	$112.14	$119.60	$101.35
Sep-04	$127.43	$97.58	$94.25
Dec-04	$139.17	$122.35	$108.00
Mar-05	$138.40	$128.05	$99.11
Jun-05	$138.93	$128.54	$100.87
Sep-05	$163.05	$102.55	$104.65
Dec-05	$172.41	$96.84	$100.21
Mar-06	$189.59	$101.80	$123.00
Jun-06	$251.88	$105.41	$105.27
Sep-06	$219.20	$109.04	$112.68
Dec-06	$219.85	$111.92	$128.03
Mar-07	$223.64	$137.11	$129.36
Jun-07	$281.57	$147.88	$142.05
Sep-07	$264.06	$146.27	$157.55
Dec-07	$170.79	$141.97	$139.77
Mar-08	$180.07	$130.98	$124.50
Jun-08	$185.56	$126.55	$126.59
Sep-08	$188.38	$124.95	$109.40
Dec-08	$161.68	$68.62	$79.69

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related Notes contained in this Annual Report on Form 10-K and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 two-for-one stock split effected in the form of a stock dividend.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$241,513	$220,697	$181,079	$143,941	$106,343
Cost of revenues	46,250	43,987	36,723	29,844	21,018
Gross profit	195,263	176,710	144,356	114,097	85,325
Operating expenses:
Sales and marketing	41,270	38,768	30,792	23,025	18,591
Research, development and engineering	12,031	11,833	8,773	7,134	5,333
General and administrative	44,028	39,683	38,754	23,464	16,049
Total operating expenses	97,329	90,284	78,319	53,623	39,973
Operating earnings	97,934	86,426	66,037	60,474	45,352
Other income and expenses:
Gain on sale of investment	—	—	—	9,808	—
Interest and other income	4,778	9,272	7,269	3,416	1,244
Interest and other expense	(559)	(237)	(74)	(76)	(61)
Total other income and expenses	4,219	9,035	7,195	13,148	1,183
Earnings before income taxes	102,153	95,461	73,232	73,622	46,535
Income tax expense	29,591	27,000	20,101	23,004	15,919
Net earnings	$72,562	$68,461	$53,131	$50,618	$30,616
Net earnings per common share:
Basic	$1.63	$1.40	$1.08	$1.05	$0.66
Diluted	$1.58	$1.35	$1.04	$0.99	$0.61
Weighted average shares outstanding:
Basic	44,609,174	48,953,483	49,209,129	48,224,818	46,625,488
Diluted	45,937,506	50,762,007	51,048,995	51,171,794	49,828,208

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$150,780	$154,220	$95,605	$36,301	$18,814
Working capital	142,123	193,794	165,207	107,938	66,942
Total assets	322,040	350,409	288,160	221,944	152,596
Other long-term liabilities	1,022	59	—	149	866
Total stockholders’ equity	249,980	282,614	254,741	202,255	139,013

Cash Dividends

No cash dividends were paid for the years presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in Item 1A in this Annual Report on Form 10-K entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2009.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, Onebox®, eVoice® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.6 million telephone numbers deployed as of December 31, 2008, approximately 1.2 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, Onebox and eVoice. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services, introducing new services and instituting appropriate price increases to our fixed monthly subscription and other fees.

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $229.0 million from $167.9 million for the three-year period ending December 31, 2008. The primary reason for this increase was a 67% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the years ended December 31, 2008, 2007 and 2006 (in thousands except for percentages and average revenue per paying telephone number):

	December 31,
	2008	2007	2006
Free service telephone numbers	10,363	10,874	10,323
Paying telephone numbers	1,236	1,064	907
Total active telephone numbers	11,599	11,938	11,230

	Year Ended December 31,
	2008	2007	2006
Subscriber revenues:
Fixed	$186,459	$162,099	$126,586
Variable	50,382	50,230	48,585
Total subscriber revenues	$236,841	$212,329	$175,171

Percentage of total subscriber revenues:
Fixed	78.7%	76.3%	72.3%
Variable	21.3%	23.7%	27.7%

Revenues:
DID-based	$228,984	$205,290	$167,882
Non-DID-based	12,529	15,407	13,197
Total revenues	$241,513	$220,697	$181,079

Average monthly revenue per paying telephone number (1)	$15.96	$16.75	$16.45

(1)	See calculation of average revenue per paying telephone number at the end of this section, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue.   Our revenue consists substantially of monthly recurring and usage-based subscription fees. In accordance with GAAP and SEC Staff Accounting Bulletin No. 104, Revenue Recognition, which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements, we defer the portions of monthly recurring and usage-based subscription fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Investments.  We account for our short and long-term investments in debt securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) and Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). SFAS 115 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. These j2 Global investments are typically comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income, net on our condensed consolidated statement of operations. All securities are accounted for on a specific identification basis. In accordance with FASB Staff Position No 115-1, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Effective for fiscal years beginning after November 15, 2007, companies were required to implement SFAS 157 for certain assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. We do not expect the implementation of this deferral to have a material impact on our consolidated financial position and results of operations. Accordingly, we adopted SFAS 157 for financial assets and liabilities on January 1, 2008.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

▪	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

▪	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others. There was no change in the technique during the period. Because these auction rate securities are classified as held-to-maturity, there were no gains or losses recorded for the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 3% of total assets as of December 31, 2008.

Share-Based Compensation Expense.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Topic 14: Share-Based Payment (“SAB 107”) which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation.

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

Consistent with SFAS 144, we have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances which would trigger an impairment review during 2008, 2007 or 2006.

Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2008, 2007 and 2006 and noted no impairment. Consequently, no impairment charges were recorded.

Income Taxes.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. We had $10.7 million and $7.8 million in net deferred tax assets at December 31, 2008 and 2007, respectively. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of December 31, 2008 and 2007. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Income Tax Contingencies.    We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. FIN 48 contains a two-step approach to recognizing and measuring uncertain income tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of operations. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain income tax positions, including $6.1 million recognized under FAS 5 and carried forward from prior years and an additional charge of $18.9 million to retained earnings. On a quarterly basis, we evaluate uncertain income tax positions in accordance with the FIN 48 criteria and establish or release reserves as appropriate under FIN 48. During 2008, we recognized a net increase of $6.6 million in liabilities and at December 31, 2008 had $38.6 million in liabilities for uncertain income tax positions (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

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

Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the Internal Revenue Service for tax years 2004 through 2006. In addition, we have been notified by the California Franchise Tax Board that we are being audited for tax years 2005 through 2007. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for the periods. However, it is not possible to estimate the amount, if any, of such change. We adequately establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Non-Income Tax Contingencies.  In accordance with the provisions of SFAS No. 5, Accounting for Contingencies, we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimated based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2008, we had $2.6 million of non-income tax related contingent liabilities.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Policies of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006

Revenues	100%	100%	100%
Cost of revenues	19	20	20
Gross profit	81	80	80
Operating expenses:
Sales and marketing	17	18	17
Research, development and engineering	5	5	5
General and administrative	18	18	21
Total operating expenses	40	41	43
Operating earnings	41	39	37
Gain on sale of investment	—	—	—
Interest and other income	2	4	4
Interest and other expense	1	—	—
Earnings before income taxes	42	43	41
Income tax expense	12	12	11
Net earnings	30%	31%	30%

Revenues

Subscriber Revenues.  Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component that is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues of 79%, 76% and 72% for 2008, 2007 and 2006, respectively. Subscriber revenues were $236.8 million, $212.3 million and $175.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers, international sales and business acquisitions, in each case net of cancellations.

Other Revenues.  Other revenues were $4.7 million, $8.4 million and $5.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our customers on behalf of advertisers. The decrease in other revenues from 2007 to 2008 resulted primarily from a $2.0 million paid up patent license fee relating to past periods, earned during 2007, as well as lower advertising revenue in 2008. The increase in other revenues from 2006 through 2007 resulted primarily from an increase in patent licensing revenues.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $46.3 million, or 19% of revenues, $44.0 million, or 20% of revenues, and $36.7 million, or 20% of revenues, for the years ended December 31, 2008, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased from 2007 to 2008 primarily due to enhanced utilization of network capacity. Cost of revenues as a percentage of revenues was consistent from 2006 to 2007 due to enhanced utilization of network capacity offset by costs associated with network expansion.

Operating Expenses

Sales and Marketing.  Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Sales and marketing expense was $41.3 million, or 17% of revenues, $38.8 million, or 18% of revenues, and $30.8 million, or 17% of revenues, for the years ended December 31, 2008, 2007, and 2006, respectively. While sales and marketing expense as a percentage of revenues decreased from 2007 to 2008, the increase in absolute dollars over this period was due primarily to increased international marketing, additional marketing in new brands and in our voice services. The percentage and dollar increase from 2006 to 2007 was due primarily to increased spending in 2007 to promote new brands and new services, to promote our services internationally and to test new advertising media.

Research, Development and Engineering.  Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering expense was $12.0 million, or 5% of revenues, $11.8 million, or 5% of revenues, and $8.8 million, or 5% of revenues, for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in research, development and engineering costs over this three-year period was primarily due to an increase in personnel costs associated with new personnel from businesses acquired in fiscal 2007 and 2008, and increased costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative expense was $44.0 million, or 18% of revenues, $39.7 million, or 18% of revenues, and $38.8 million, or 21% of revenues, for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in general and administrative expense from 2007 to 2008 was primarily attributable to bad debt expense, legal expense, share-based compensation expense and related payroll tax expense, and depreciation and amortization. General and administrative expense as a percentage of revenues decreased from 2006 to 2007 primarily due to costs incurred in 2006, but not in 2007, in connection with an independent investigation by a special committee of our Board of Directors, partially offset by increases in personnel expense, legal expense and bad debt expense in 2007.

Share-Based Compensation

The following table represents the share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$901	$668	$316
Operating expenses:
Sales and marketing	1,268	1,187	1,038
Research, development and engineering	803	771	556
General and administrative	5,014	4,788	3,782
	$7,986	$7,414	$5,692

Non-Operating Income and Expenses

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long-term investments. Interest and other income amounted to $4.8 million, $9.3 million and $7.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in interest and other income from 2007 to 2008 was due to falling interest rates and a decrease in investment balances as a result of repurchases of j2 Global shares and business acquisitions. The increase in interest and other income from 2006 to 2007 was due to a combination of higher cash and investment balances and higher interest rates.

Interest and Other Expense.  Our interest and other expense amounted to approximately $0.6 million, $0.2 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest and other expense was primarily related to realized losses from foreign currency transactions from 2006 through 2008.

Income Taxes. Our effective income tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As of December 31, 2008, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $5.7 million and $6.3 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2008, we had available unrecognized state research and development tax credits of $0.8 million, which last indefinitely.

Income tax expense amounted to $29.6 million, $27.0 million and $20.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our effective tax rates for 2008, 2007 and 2006 were 29%, 28% and 27%, respectively. The increase in our annual effective income tax rate over the three-year period was primarily attributable to an increase in the proportion of our taxable income being sourced in the U.S. and subject to higher tax rates than in foreign jurisdictions, and decreases in tax-exempt interest income.

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

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with FIN 48. We recorded an additional liability for unrecognized tax benefits of $6.6 million in accordance with FIN 48 for the year ended December 31, 2008. However, our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2008, we had total cash and investments of $161.9 million compared to total cash and investments of $229.8 million at December 31, 2007. The decrease in cash and investments resulted primarily from repurchases of common stock and business acquisitions partially offset by cash provided by operations. Total cash and investments consists of cash and cash equivalents of $150.8 million, short-term investments of $14,000 and long-term investments of $11.1 million. Our investments are comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies, auction rate debt preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity, and, thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of December 31, 2008 and long-term investments mature one year or more from December 31, 2008. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. Repatriation of funds held overseas could result in U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 39.9%.

All of our long-term investments consists of auction rate debt securities that are illiquid due to failed auctions. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified certain short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and had an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. We classify auction rate debt securities as long-term investments as we intend to hold them to maturity Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2008.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $90.7 million, $94.2 million and $73.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $150.8 million, $208.5 million and $179.1 million at December 31, 2008, 2007 and 2006, respectively.

We currently anticipate that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, investment requirements, and commitments.

Net cash provided by (used in) investing activities was $14.9 million, $(7.0) million and $(5.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by investing activities in 2008 was primarily attributable to the proceeds of sales of available-for-sale and held to maturity investments, offset by cash acquisitions of businesses. Net cash used in investing activities in 2007 and 2006 was primarily attributable to purchases of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by proceeds from sales and maturities of investments.

Net cash used in financing activities was $104.9 million, $29.9 million and $9.4 million for the years ended 2008, 2007 and 2006, respectively. Net cash used by financing activities in 2008 was primarily attributable to the repurchase of our common stock, partially offset by proceeds from the exercise of stock options and excess tax benefit from share-based compensation. For 2007, net cash used by financing activities was primarily comprised of repurchases of our common stock offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan. For 2006, net cash used in financing activities was primarily comprised of repurchases of our common stock and repayment of long-term debt, offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. On July 9, 2008, the Program was completed; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. (see Part II, Item 5. Issuer Purchase of Equity Securities included elsewhere in this Annual Report on Form 10-K).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
	(In thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating leases	$1,489	$629	$283	$580	$2,981
Telecom services and co-location facilities	7,327	6,431	—	—	13,758
Computer software and related services	1,300	—	—	—	1,300
	$10,116	$7,060	$283	$580	$18,039

Calculation of Average Revenue per Paying Telephone Number

	December 31,
	2008	2007	2006
	(In thousands except average monthly revenue per paying telephone number)
DID-based revenues	$228,984	$205,290	$167,882
Less other revenues	(8,797)	(7,232)	(5,355)
Total paying telephone number revenues	$220,187	$198,058	$162,527

Average paying telephone number monthly revenue (total divided by number of months)	$18,349	$16,505	$13,544

Number of paying telephone numbers

Beginning of period	1,064	907	740
End of period	1,236	1,064	907

Average of period	1,150	985	823

Average monthly revenue per paying telephone number (1)	$15.96	$16.75	$16.45

(1)    Due to rounding, individual numbers may not recalculate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2009.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio typically comprised of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of December 31, 2008 and 2007, we had investments in debt securities with effective maturities between three months and one year of approximately zero and $54.3 million, respectively. Such investments in 2007 had a weighted-average yield of 4.2%.  As of December 31, 2008 and 2007, we had investments in debt securities with effective maturities between one and four years of zero and $21.2 million, respectively. As of December 31, 2008 and 2007, we had investments in debt securities with effective maturities greater than four years of $11.1 million and zero, respectively. Such investments in 2008 had a weighted-average yield of 3.8%.

As of December 31, 2008 and 2007 we had short term cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $150.8 million and $154.2 million respectively.  Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2008, an immediate 100 basis point decline in interest rates would decrease our annual interest income by $1.5 million.

As of January 5, 2009, we entered into a line of credit agreement to be used for working capital and general corporate purposes (see Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). If we were to borrow from this line of credit agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize these risks.

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

As we increase our operations in international markets our exposure to changes in currency exchange rates increases. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

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

Foreign exchange gains and losses were not material to our earnings in 2008, 2007 or 2006. For the years ended December 31, 2008, 2007 and 2006, translation adjustments amounted to $(6.8) million, $2.1 million and $2.3 million, respectively. As of December 31, 2008, cumulative translation adjustments included in other comprehensive income amounted to $(3.9) million.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule of j2 Global Communications, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Standards No. 157, “Fair Value Measurements” and Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115” on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of j2 Global Communication, Inc. and subsidiaries’ internal control over financial reporting.

/s/ SINGER LEWAK LLP

Los Angeles, California
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
j2 Global Communications, Inc.
Los Angeles, California

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of j2 Global Communications, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006. Our audit also included the accompanying financial statement schedule II for the year ended December 31, 2006. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of j2 Global Communications, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands, except share amounts)

	2008	2007
ASSETS

Cash and cash equivalents	$150,780	$154,220
Short-term investments	14	54,297
Accounts receivable, net of allowances of $2,896 and $1,378, respectively	14,083	15,365
Prepaid expenses and other current assets	6,683	5,061
Deferred income taxes	2,958	1,724
Total current assets	174,518	230,667

Long-term investments	11,081	21,241
Property and equipment, net	18,938	23,511
Goodwill	72,783	39,452
Other purchased intangibles, net	36,791	29,220
Deferred income taxes	7,787	6,113
Other assets	142	205
Total assets	$322,040	$350,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$16,915	$17,516
Income taxes payable	1,800	4,649
Deferred revenue	13,680	14,708
Total current liabilities	32,395	36,873

Accrued income tax liability	38,643	30,863
Other long-term liabilities	1,022	59
Total liabilities	72,060	67,795

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2008 and 2007; total issued 52,305,293 and 54,325,936 shares at December 31, 2008 and 2007, respectively, and total outstanding 43,624,725 and 48,665,612 shares at December 31, 2008 and 2007, respectively	523	543
Additional paid-in capital	131,185	121,503
Treasury stock, at cost (8,680,568 and 5,660,324 shares at December 31, 2008 and 2007, respectively)	(112,671)	(4,662)
Retained earnings	234,843	162,281
Accumulated other comprehensive income/(loss)	(3,900)	2,949
Total stockholders’ equity	249,980	282,614
Total liabilities and stockholders’ equity	$322,040	$350,409

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share data)

	2008	2007	2006

Revenues:
Subscriber	$236,841	$212,329	$175,171
Other	4,672	8,368	5,908
	241,513	220,697	181,079

Cost of revenues (including share-based compensation of $901, $668 and $316 in
2008, 2007 and 2006, respectively)	46,250	43,987	36,723

Gross profit	195,263	176,710	144,356

Operating expenses:
Sales and marketing (including share-based compensation of $1,268, $1,187and $1,038 in 2008, 2007 and 2006, respectively)	41,270	38,768	30,792
Research, development and engineering (including share-based compensation of $803, $771, and $556 in 2008, 2007 and 2006, respectively)	12,031	11,833	8,773
General and administrative (including share-based compensation of $5,014, $4,788 and $3,782 in 2008, 2007 and 2006, respectively)	44,028	39,683	38,754
Total operating expenses	97,329	90,284	78,319
Operating earnings	97,934	86,426	66,037
Other income (expenses):
Interest and other income	4,778	9,272	7,269
Interest and other expense	(559)	(237)	(74)
Total other income and expenses	4,219	9,035	7,195

Earnings before income taxes	102,153	95,461	73,232
Income tax expense	29,591	27,000	20,101

Net earnings	$72,562	$68,461	$53,131
Net earnings per common share:
Basic	$1.63	$1.40	$1.08
Diluted	$1.58	$1.35	$1.04
Weighted average shares outstanding:
Basic	44,609,174	48,953,483	49,209,129
Diluted	45,937,506	50,762,007	51,048,995

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share amounts)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Notes receivable from stockholders	Retained earnings	Accumulated other comprehensive income/(loss)	Stockholders’ equity
Balance, December 31, 2005	53,184,296	$532	$147,898	(3,660,324)	$(4,643)	$—	$59,604	$(1,136)	$202,255
Comprehensive income:
Net earnings	—	—	—	—	—	—	53,131	—	53,131
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,319	2,319
Comprehensive income	—	—	—	—	—	—	53,131	2,319	55,450
Exercise of stock options	228,883	3	925	—	—	—	—	—	928
Issuance of common stock under employee stock purchase plan	20,849	—	472	—	—	—	—	—	472
Tax benefit of stock option exercises and restricted stock	—	—	1,556	—	—	—	—	—	1,556
Repurchase of common stock			(11,608)	(470,900)	(4)	—	—	—	(11,612)
Issuance of restricted stock, net	15,340	—	—	—	—	—	—	—	—
Share-based compensation	—	—	5,692	—	—	—	—	—	5,692
Balance, December 31, 2006	53,449,368	535	144,935	(4,131,224)	(4,647)	—	112,735	1,183	254,741
Comprehensive income:
Adoption of FIN 48	—	—	—	—	—	—	(18,915)	—	(18,915)
Net earnings	—	—	—	—	—	—	68,461	—	68,461
Foreign currency translation	—	—	—	—	—	—	—	2,111	2,111
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(345)	(345)
Comprehensive income	—	—	—	—	—	—	49,546	1,766	51,312
Exercise of stock options	776,273	7	7,693	—	—	—	—	—	7,700
Issuance of common stock under employee stock purchase plan	9,282	—	266	—	—	—	—	—	266
Tax benefit of stock option exercises and restricted stock	—	—	3,608	—	—	—	—	—	3,608
Repurchase of common stock	—	—	(42,349)	(1,529,100)	(15)	—	—	—	(42,364)
Repurchase of restricted stock	(9,784)	—	(63)	—	—	—	—	—	(63)
Issuance of restricted stock, net	100,794	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	7,414	—	—	—	—	—	7,414
Balance, December 31, 2007	54,325,933	543	121,503	(5,660,324)	(4,662)	—	162,281	2,949	282,614
Comprehensive income:
Net earnings	—	—	—	—	—	—	72,562	—	72,562
Foreign currency translation	—	—	—	—	—	—	—	(6,751)	(6,751)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(98)	(98)
Comprehensive income	—	—	—	—	—	—	72,562	(6,849)	65,713
Exercise of stock options	226,760	2	1,827	—	—	—	—	—	1,829

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

Issuance of common stock under employee stock purchase plan	9,632	—	182	—	—	—	—	—	182
Tax benefit of stock option exercises and restricted stock	(313,288)	(3)	150	—	—	—	—	—	147
Repurchase of common stock	—	—	—	(5,000,000)	(108,009)	—	—	—	(108,009)
Repurchase of restricted stock	(19,024)	—	(462)	—	—	—	—	—	(462)
Retirement of treasury stock	(2,000,000)	(20)	—	1,979,756	—	—	—	—	(20)
Issuance of restricted stock, net	75,280	1	(1)	—	—	—	—	—	—
Share-based compensation	—	—	7,986	—	—	—	—	—	7,986
Balance, December 31, 2008	52,305,293	$523	$131,185	(8,680,568)	$(112,671)	$—	$234,843	$(3,900)	$249,980

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$72,562	$68,461	$53,131
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,177	10,134	8,228
Share-based compensation	7,986	7,414	5,692
Tax benefit of vested restricted stock	720	673	108
Tax benefit of stock option exercises	1,309	5,654	1,478
Excess tax benefit from share-based compensation	(1,565)	(4,731)	(1,458)
Provision for doubtful accounts	2,815	780	797
Deferred income taxes	(2,908)	212	(1,961)
(Gain)/Loss on disposal of fixed assets	(6)	229	130
(Gain)/Loss on trading securities	418	—	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(1,809)	(3,886)	(3,260)
Prepaid expenses and other current assets	1,403	(133)	(1,394)
Other assets	46	(201)	(118)
Increase (decrease) in:
Accounts payable and accrued expenses	(994)	(2,580)	5,773
Income taxes payable	(7,662)	3,345	1,635
Deferred revenue	(2,118)	2,991	4,112
Accrued income tax liability	7,399	5,898	—
Other	(57)	(53)	112
Net cash provided by operating activities	90,716	94,207	73,005
Cash flows from investing activities:
Net purchases of available-for-sale investments	—	(311,003)	(144,803)
Sales of available-for-sale investments	36,170	279,088	121,858
Purchases of held-to-maturity investments	—	(26,498)	(36,705)
Redemptions/Sales of held-to-maturity investments	27,881	78,954	71,931
Purchases of property and equipment	(2,507)	(10,315)	(7,199)
Proceeds from the sale of property and equipment	25	—	10
Acquisition of businesses, net of cash received	(42,825)	(11,165)	(7,351)
Purchases of intangible assets	(3,818)	(6,038)	(3,517)
Proceeds from sale of investment	—	—	822
Net cash provided by (used in) investing activities	14,926	(6,977)	(4,954)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(108,492)	(42,427)	(11,612)
Issuance of common stock under employee stock purchase plan	183	266	472
Exercise of stock options and warrants	1,829	7,700	928
Excess tax benefits on from share-based compensation	1,565	4,731	1,458
Repayment of other long-term liabilities	—	(153)	(599)
Net cash used in financing activities	(104,915)	(29,883)	(9,353)
Effect of exchange rate changes on cash and cash equivalents	(4,167)	1,268	606
Net (decrease) increase in cash and cash equivalents	(3,440)	58,615	59,304
Cash and cash equivalents at beginning of year	154,220	95,605	36,301
Cash and cash equivalents at end of year	$150,780	$154,220	$95,605

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

1.    The Company

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. By leveraging the power of the Internet, we provide outsourced, value-added messaging and communications services to individuals and businesses throughout the world. We offer fax, voicemail, email and call handling services and bundled suites of certain of these services. We market our services principally under the brand names eFax®, eFax Corporate®, Onebox®, eVoice® and Electric Mail®.

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,000 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

2.   Basis of Presentation and Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(d)	Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves. As of December 31, 2008 and December 31, 2007, our accounts receivable reserves were $2.9 million and $1.4 million respectively. We believe these reserves to be reasonable under the circumstances.

(e)	Revenue Recognition

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

Our advertising revenues (included in “other revenues”) primarily consist of revenues derived by delivering email messages to our customers on behalf of advertisers. Revenues are recognized in the period in which the advertising services are performed, provided that no significant j2 Global obligations remain and the collection of the resulting receivable is reasonably assured.

Our patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues are recognized when earned over the term of the license agreement. With regard to fully-paid up license arrangements, we generally recognize as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.

(f)	Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Effective for fiscal years beginning after November 15, 2007, companies were required to implement SFAS 157 for certain assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for certain nonfinancial assets and liabilities. We do not expect the implementation of this deferral to have a material impact on our consolidated financial position and results of operations. Accordingly, we adopted SFAS 157 for financial assets and liabilities commencing on January 1, 2008.

As of December 31, 2008 and 2007, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Effective for fiscal years beginning after November 15, 2007. SFAS 159 requires an entity to report unrealized gains and losses on eligible items for which the entity has elected to use the fair value option in earnings at each subsequent reporting date. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

(g)	Cash and Cash Equivalents

We consider cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date.

(h)	Investments

We account for our short-term and long-term investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position Nos. FAS 115-1 and FAS 124-1 (“FAS 115-1 and FAS 124-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. These j2 Global investments are typically comprised primarily of readily marketable corporate debt securities, debt instruments of the U.S. government and its agencies and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments in which we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

The following table summarizes our short-term and long-term investments designated as trading, available-for-sale and held-to-maturity classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2008	As of December 31, 2007
Due within 1 year	$14	$54,297
Due within more than 1 year but less than 5 years	—	9,949
Due within more than 5 years but less than 10 years	4,669	6,200
Due 10 years or after	6,412	5,092
Total	$11,095	$75,538

The following table categorizes our investments designated as trading, available-for-sale and held-to-maturity (in thousands):

	As of December 31, 2008	As of December 31, 2007
Trading	$14	$432
Available-for-sale	—	36,170
Held-to-maturity	11,081	38,936
Total	$11,095	$75,538

At December 31, 2008 and 2007, auction rate securities aggregated $11.1 million and $47.6 million, respectively. Such investments were held as held-to-maturity as of December 31, 2008, and available-for-sale and held-to-maturity as of December 31, 2007. As of December 31, 2008, the auction rate debt securities have stated maturities through 2037. All of our long-term investments consist of auction rate debt securities that are illiquid due to failed auctions. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified certain short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and had an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. Unrealized losses on held-to-maturity securities were zero and $0.3 million for 2008 and 2007, respectively. The unrealized loss is amortized over the remaining life of the held-to-maturity investment. We currently intend to hold these securities to maturity. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. We have the ability and intent to hold these auction rate debt securities to maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2008.

Proceeds from the sale of available-for-sale investments amounted to $36.2 million, $279.1 million and $121.9 million for 2008, 2007 and 2006, respectively. The cost of the available-for-sale investments sold is purchase price paid, net of amortization, if applicable. Losses relating to trading securities still held as of December 31, 2008, amounted to $0.4 million. There were no gains or losses relating to trading securities for both 2007 and 2006.
Proceeds from the sale and redemption of held-to-maturity investments amounted to $27.9 million, $79.0 million and $71.9 million for 2008, 2007 and 2006, respectively. The proceeds from the dispositions in 2006 and 2007 were primarily a result of these securities reaching maturity. In 2008, we sold held-to-maturity securities prior to their maturity in the amount of $27.9 million dollars, at book value. As such, no gain or loss was recognized in our consolidated statement of operations as of December 31, 2008. We decided to sell these held-to-maturity securities because of evidence suggesting a significant deterioration in the creditworthiness of the issuers as well as evidence of the deterioration in the creditworthiness of the assets underlying these securities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Effective for fiscal years beginning after November 15, 2007, companies were required to implement SFAS 157 for certain assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. We do not expect the implementation of this deferral to have a material impact on our consolidated financial position and results of operations. Accordingly, we adopted SFAS 157 for financial assets and liabilities on January 1, 2008.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

▪	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

▪	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others. There was no change in the technique during the period. Because these auction rate securities are classified as held-to-maturity, there were no gains or losses recorded for the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 3% of total assets as of December 31, 2008.

On a quarterly basis, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. There were no other-than-temporary impairment losses in the years ended December 31, 2008, 2007 and 2006. We determined there to be no permanent impairment on such factors as our intent and ability to hold these securities to maturity and the fact that they continue to make their regular interest payments. There were no restrictions on cash and cash equivalents or investments as of December 31, 2008. As of December 31, 2008, the current fair value and book value of auction rate securities were $1.9 million and $11.1 million, respectively. As of December 31, 2007, both the fair value and book value of auction rate securities were $11.1 million.

(i)	Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 and to the present. At December 31, 2008 and December 31, 2007, substantially all of our cash and cash equivalents, are maintained in accounts that are not insured.

(j)	Foreign Currency

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

(k)	Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. We have capitalized certain internal use software and Website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to seven years.

(l)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from two to 20 years. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if we believe indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. We completed the required impairment review at the end of 2008, 2007 and 2006 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(m)	Long-Lived Assets

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

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. We concluded that there were no such events or changes in circumstances during 2008, 2007 or 2006. Net long-lived assets, including intangible assets subject to amortization, amounted to $53.0 million and $50.3 million as of December 31, 2008 and 2007, respectively.

(n)	Income Taxes

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

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable. The majority of our gross deferred tax assets relate to net operating loss carryforwards that related to differences in share-based compensation between the financial statements and our tax returns. We had $10.7 million and $7.8 million in net deferred tax assets at December 31, 2008 and December 31, 2007, respectively. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances at December 31, 2008 and December 31, 2007. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. FIN 48 contains a two-step approach to recognizing and measuring uncertain income tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of operations. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain income tax position, including $6.1 million recognized under FAS 5 and carried forward from prior years and an additional charge of $18.9 million to retained earnings (see Note 8. “Income Taxes”).

(o)	Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value of all share-based payment awards, including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards, such as restricted stock. SFAS 123(R) supersedes SFAS No. 123, Accounting for Share-Based Compensation (“SFAS 123”). We elected to use the modified prospective method as permitted by SFAS 123(R), under which the consolidated financial statements for prior periods are not restated for comparative purposes to reflect the impact of SFAS 123(R). The modified prospective method requires that share-based compensation expense be recorded for (a) any share-based payments granted through December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any share-based payments granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option pricing model. The fair value of the awards is recognized as share-based compensation expense over the requisite employee service period (see Note 10. Stock Options and Employee Stock Purchase Plan).

Prior to the adoption of SFAS 123(R), we accounted for share-based compensation awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related guidance. The cumulative effect upon adoption of SFAS 123(R) was not material.

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

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC Staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation.

(p)	Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting outstanding shares assuming any dilutive effects of options and restricted stock calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock results in a greater dilutive effect on net earnings per share. Incremental shares of 1,328,332, 1,808,524 and 1,839,866 in 2008, 2007 and 2006, respectively, were used in the calculation of diluted earnings per common share.

(q)	Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(r)	Segment Reporting

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

(s)	Comprehensive Income

Comprehensive income is calculated in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income/loss at December 31, 2008 consisted primarily of foreign currency translation adjustments and unrealized loss on held-to-maturity investments. At December 31, 2008 and December 31, 2007, accumulated other comprehensive income consisted of foreign currency translation adjustments of $(3.6) million and $2.6 million, respectively. Unrealized loss on available-for-sale securities at December 31, 2008 and 2007 included in accumulated other comprehensive income was $0.3 million

(t)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. Effective for fiscal years beginning after November 15, 2007, companies were required to implement SFAS 157 for certain assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. We do not expect the implementation of this deferral to have a material impact on our consolidated financial position and results of operations. Accordingly, we adopted SFAS 157 for financial assets and liabilities on January 1, 2008.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

▪	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

▪	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others. There was no change in the technique during the period. Because these auction rate securities are classified as held-to-maturity, there were no gains or losses recorded for the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 3% of total assets as of December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Effective for fiscal years beginning after November 15, 2007, SFAS 159 requires an entity to report unrealized gains and losses on eligible items for which the entity has elected to use the fair value option in earnings at each subsequent reporting date. As permitted by SFAS 159, we have elected not to use the fair value option to measure our available-for-sale and held-to-maturity securities under SFAS 159 and will continue to report under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have made this election because the nature of our financial assets and liabilities are not of such complexity that they would benefit from a change in valuation to fair value.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods – Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and any retained noncontrolling equity investment be measured at fair value. It also requires that disclosures clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS 160 to have a material impact on our consolidated financial position and results of operations

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why a company uses derivative instruments (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. We do not expect SFAS 161 to have a material impact on our consolidated financial position and results of operations

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We do not expect FSP 142-3 to have a material impact on our consolidated financial position and results of operations

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. We do not expect this FSP to have a material impact on our consolidated financial position and results of operations.

3.   Business Acquisitions

During 2008, we completed four acquisitions, each of which were individually immaterial to our financial position at the dates of acquisition: (1) certain assets of Mediaburst Limited (“Mediaburst”), a UK-based provider of messaging services, (2) all outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (3) certain assets of Mailwise, LLP, a U.S.-based provider of email services, and (4) assets of Mijanda, Inc., a U.S.-based provider of fax and voice services.

These acquisitions are designed to be accretive and to provide us additional customers in the voice, email and digital fax market. The consolidated statement of operations and balance sheet as of December 31, 2008 reflects the results of operations of these acquired entities. Total consideration for these transactions was $45.6 million in cash, including acquisition costs, plus $0.9 million in assumed liabilities. The operations of these acquired businesses were individually  immaterial to our financial position as of the dates of the acquisitions.

The following table summarizes the allocation of the aggregate purchase price of all 2008 acquisitions as follows (in thousands):

Asset	Valuation
Trade Names	$2,040
Non-Competition Agreements	1,780
Software Developed	1,870
Customer Relationships	4,876
Goodwill	35,524
Fixed Assets	30
Cash	224
Accounts Receivable	170
Other Current Assets	51
Other Current Liabilities, net	(960)
Total	$45,605

Non-competition agreements, software developed, customer relationships, and fixed assets have weighted-average useful lives between two and 10 years from the date of acquisition and no residual value. Trade names have weighted-average useful lives between five and seven years from the date of acquisition and no residual value except for trade names related to the Phone People acquisition which have an indefinite life.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. No purchased research and development assets were acquired or written off in regard to these transactions.

In connection with certain of these 2008 acquisitions, we are obligated to make additional cash payments if certain contractual obligations are met. The following contingent items remain outstanding with respect to one or all of these transactions:

(1)	Total holdback amount of $1.8 million as of December 31, 2008, of which $1.0 million is treated as a long-term liability (see Note 13. “Other Long-Term Liabilities”).
(2)	Customer conversion payments, in an immaterial amount in all circumstances, to be paid upon the successful conversion of customers to our product platforms.

These contingent items are expected to be settled in two years or less from the dates of acquisitions. Since these contingent payments are based on various contractual obligations, actual payments may be substantially lower.

The following supplemental information on an unaudited pro forma financial basis, presents the combined results of j2 Global and our 2008 acquisitions as if the acquisitions had occurred on January 1 for each of the three years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Pro Forma December 31, 2008	Year Ended December 31, 2008
	(unaudited)
Revenues	$249,677	$241,513
Net Income	$73,618	$72,562
EPS – Basic	$1.65	$1.63
EPS – Diluted	$1.60	$1.58

	Pro Forma December 31, 2007	Year Ended December 31, 2007
	(unaudited)
Revenues	$231,871	$220,697
Net Income	$70,676	$68,461
EPS – Basic	$1.44	$1.40
EPS – Diluted	$1.39	$1.35

	Pro Forma December 31, 2006	Year Ended December 31, 2006
	(unaudited)
Revenues	$188,688	$181,079
Net Income	$54,402	$53,131
EPS – Basic	$1.11	$1.08
EPS – Diluted	$1.07	$1.04

This unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable. However; it is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company during the period presented. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects. Pro forma supplemental information for both 2007 and 2006 does not include the results of operations for Mediaburst, as such information was not available and immaterial for these periods.

During 2007, we completed two acquisitions, neither of which was material to our financial position at the dates of acquisition. In July 2007, we acquired YAC Limited (“YAC”), a provider of messaging services with customers predominantly located in the United Kingdom. In connection with the acquisition, we paid cash in exchange for all outstanding shares of capital stock. The purchase price, including acquisition costs, was $8.5 million of which $1.6 million was a contingent holdback on the date of acquisition. The purchase price included $0.1 million of property and equipment and $0.3 million of other assets acquired and liabilities assumed at acquisition. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $7.9 million, of which $3.9 million was allocated to identifiable intangible assets and $4.0 million was allocated to goodwill. In August 2007, we incurred approximately $1.0 million of capital gain tax largely offset by a holdback and purchase price adjustment from the seller.

In December 2007, we purchased for cash substantially all of the operations of RapidFAX, a division of EasyLink Services International Corporation, a Georgia provider of digital fax, electronic data interchange and other services. The purchase price, including acquisition costs, was $5.3 million, of which $0.8 million was a contingent holdback on the date of acquisition. Of the $5.3 million purchase price, $1.6 million of the purchase price was allocated to identifiable intangible assets and $3.7 million to goodwill.

During 2006, we completed one acquisition and it was not material to our financial position at the date of acquisition. In July 2006, we purchased substantially all of the assets and operations of Send2Fax, LLC (“Send2Fax”), a South Carolina provider of Internet fax services. The purchase price, including acquisition costs, was $7.2 million of which $0.8 million was a contingent holdback on the date of acquisition. The purchase price also included current assets of $41,000, property and equipment of $0.1 million and current liabilities assumed at acquisition of $0.2 million. The contingent holdback amount was released in full. Additionally, a revenue-based contingent earn-out of $0.9 million was paid in January 2007. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $8.2 million, of which $1.8 million was allocated to identifiable intangible assets and $6.4 million was allocated to goodwill.

We accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of j2 Global since the date of each respective acquisition. For 2007 and 2006 acquisitions, the results of operations for these entities during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

4.   Property and Equipment

Property and equipment, stated at cost, at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Computers and related equipment	$51,465	$49,982
Furniture and equipment	1,221	984
Capital leases	569	569
Leasehold improvements	2,962	2,663
	56,217	54,198
Less: Accumulated depreciation and amortization	(37,279)	(30,687)
Total property and equipment, net	$18,938	$23,511

Depreciation and amortization expense was $6.6 million, $6.2 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in accumulated amortization for each of the years ended December 31, 2008 and 2007 is $0.6 million related to capital leases. Amortization expense related to capital leases aggregated zero, $3,000 and $38,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

5.   Goodwill and Intangible Assets

Pursuant to SFAS 142, we completed the annual impairment review of our goodwill and indefinite-lived intangible assets for the years 2008, 2007 and 2006. We concluded that the fair values of our goodwill and indefinite-life intangible assets were in excess of their carrying values as of December 31, 2008, 2007 and 2006. Consequently, no impairment charges were recorded.

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2008 were as follows (in thousands):

	Balance as of January 1, 2008	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2008
Goodwill	$39,452	$34,958	$—	$—	$(1,627)	$72,783
Intangible assets with indefinite lives	2,384	297	—	—	—	2,681
Intangible assets subject to amortization	26,836	13,847	(6,094)	—	(479)	34,110
Total	$68,672	$49,102	$(6,094)	$-	$(2,106)	$109,574

The changes in carrying amounts of goodwill and other intangible assets for the year ended December 31, 2007 were as follows (in thousands):

	Balance as of January 1, 2007	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2007
Goodwill	$30,954	$8,019	$—	$—	$479	$39,452
Intangible assets with indefinite lives	2,063	321	—	—	—	2,384
Intangible assets subject to amortization	19,337	11,187	(3,896)	—	208	26,836
Total	$52,354	$19,527	$(3,896)	$-	$687	$68,672

As of December 31, 2008, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.5 years	$24,282	$8,942	$15,340
Technology	5.0 years	2,986	974	2,012
Customer relationships	8.5 years	12,468	3,840	8,628
Trade name	13.7 years	9,676	1,546	8,130
Total		$49,412	$15,302	$34,110

As of December 31, 2007, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.82 years	20,841	$5,451	$15,390
Technology	2.97 years	4,106	3,168	938
Customer relationships	3.86 years	5,601	2,528	3,073
Trade name	16.02 years	8,404	969	7,435
Total		$38,952	$12,116	$26,836

Expected amortization expense for intangible assets subject to amortization at December 31, 2008, are as follows (in thousands):

Fiscal Year:
2009	$6,537
2010	5,679
2011	3,620
2012	3,184
2013	2,671
Thereafter	12,419
Total expected amortization expense	$34,110

Amortization expense was $6.1 million, $3.9 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.   Commitments and Contingencies

Leases

We lease certain facilities and equipment under non-cancelable capital and operating leases, which expire at various dates through 2021. Future minimum lease payments at December 31, 2008, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments are as follows (in thousands):

Operating Leases
Fiscal Year:
2009	$1,489
2010	414
2011	215
2012	200
2013	83
Thereafter	580
Total minimum lease payments	$2,981

Rental expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.1 million, $1.6 million and $1.7 million, respectively.

7.   Litigation

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

In February 2004 (the “2004 case”) and July 2005 (the “2005 case”), we filed two lawsuits against Venali, in the United States District Court for the Central District of California for infringement of several of our U.S. patents. The 2004 case has been stayed pending reexamination of the patents in suit. In the 2005 case, Venali filed various counterclaims against us on December 27, 2006, which relate in substantial part to the patent infringement claims by us against Venali. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On November 3, 2008, the court granted our summary judgment motion on Venali’s remaining counterclaims, which alleged antitrust violations based on our enforcement of our patents. We have appealed the non-infringement rulings in the 2005 case to the United States Court of Appeals for the Federal Circuit. Venali did not appeal the dismissal of its counterclaims.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”). Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. On May 17, 2007, we filed a request with the U.S. Patent & Trademark Office for reexamination of the ’004 Patent, which request was granted on July 27, 2007. On August 20, 2007, the court granted our motion to stay the action pending the reexamination.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. The parties are engaged in discovery. Trial is currently set for March 2, 2010.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office granted the reexamination request.

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us, certain of our current and former officers and/or directors, one of our affiliates, and several other parties purporting to allege violations of antitrust law, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and various related statutory and common law claims arising out of our procurement and enforcement of our patents and our acquisition of certain companies. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008, alleging violations of Section 2 of the Sherman Act and breach of contract, and seeking the same relief as the original counterclaims. The amended counterclaims drop several parties and no longer assert violations of RICO, Section 7 of the Clayton Act, Section 1 of the Sherman Act or the Georgia Uniform Deceptive Trade Practices Act. On June 13, 2008, we moved to dismiss the amended counterclaims and on August 28, 2008, we moved to stay the action pending the appeal in the Venali action, described above, that involves the same patents and claims at issue in the IGC action.   On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.

On June 29, 2007, a purported class action was filed by Justin Lynch as the named plaintiff in the United States District Court for the Central District of California alleging that we have attempted to monopolize and/or monopolized the market for Internet facsimile services to home and small offices in violation of Section 2 of the Sherman Act. The claims related in substantial part to the patent infringement actions by us against various companies. The suit sought treble damages, injunctive relief, attorneys’ fees and costs. On August 24, 2007, we filed an answer to the complaint denying liability. Shortly following the Court’s entry of summary judgment in our favor dismissing the antitrust counterclaims in the 2005 Venali case, the plaintiff agreed to dismiss this action. On January 23, 2009, the Court entered a dismissal with prejudice. We made no payments to the plaintiff in connection with the dismissal.

On June 26, 2008, we filed a patent infringement suit against Captaris in the United States District Court for the Eastern District of Texas.  On February 6, 2009, Captaris filed counterclaims against us seeking declaratory judgments of non-infringement and invalidity of our patents and unenforceability of our patents based on inequitable conduct as well as purporting to allege antitrust violations of Section 1 & 2 of the Sherman Act and Section 7 of the Clayton Act and California’s Business and Professions Code §§ 16720 and 17200.  Captaris is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, an injunction against further violations, and attorneys’ fees and costs.  We have not yet responded to the counterclaims.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our consolidated financial position, results of operations or cash flows in a particular period. In accordance with SFAS 5, Accounting for Contingencies, we have not accrued for a loss contingency relating to these legal proceedings because unfavorable outcomes are not considered by management to be probable or reasonably estimable.

8.   Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$27,716	$21,764	$17,660
State	3,389	3,557	2,613
Foreign	1,394	1,467	1,789
Total current	32,499	26,788	22,062

Deferred:
Federal	(2,255)	136	(1,535)
State	(751)	141	(208)
Foreign	98	(65)	(218)
Total deferred	(2,908)	212	(1,961)

Total provision	$29,591	$27,000	$20,101

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.7	2.5	2.1
Foreign rate differential	(15.0)	(15.1)	(15.9)
Tax contingency reserve	7.2	6.3	6.0
Other	0.1	(0.4)	0.2
Effective tax rates	29.0%	28.3%	27.4%

Our effective rate for each year is normally lower than the 35% U.S. federal statutory income tax rate primarily due to earnings of our subsidiaries outside of the U.S. in jurisdictions where the effective tax rate is lower than in the U.S.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,705	$2,991
Tax credit carryforwards	808	400
Accrued expenses	1,317	175
Allowance for bad debt	1,070	459
Share-based compensation expense	3,506	2,815
Other	1,339	996
Net deferred assets	$10,745	$7,836

As of December 31, 2008, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $5.7 million and $6.3 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2008, we had state research and development tax credits of $0.8 million, which last indefinitely.

Uncertain Income Tax Positions

We adopted FIN 48 as of January 1, 2007 (See Note 2. Basis of Presentation and Summary of Significant Accounting Policies) and accrued liabilities for uncertain income tax positions in accordance with the requirement of FIN 48. At the adoption date of January 1, 2007, we had $25.0 million in liabilities for uncertain income tax positions, including $6.1 million recognized under the FASB issued SFAS No. 5, Accounting for Contingencies, and carried forward from prior years and $18.9 million recognized upon adoption of FIN 48 as a reduction to retained earnings. During 2008, we recognized a net increase of $6.6 million in liabilities and at December 31, 2008 had $38.6 million in liabilities for uncertain income tax positions. Included in this liability amount were $1.2 million accrued for related interest, net of federal income tax benefits, and $40,000 for related penalties recorded in income tax expense on our consolidated statement of operations.

The reconciliation of our unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$30,863
Increases related to positions taken on items from prior years	906
Increases related to positions taken in 2008	5,660
Related interest and penalty, tax effected	1,214
Balance at December 31, 2008	$38,643

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions that are reasonably possible to occur in the next 12 months.

As of December 31, 2008, 2007 and 2006, U.S. income taxes have not been assessed on $85.5 million, $82.8 million and $62.8 million, respectively, of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely.

During 2008, 2007 and 2006, we recorded tax benefits of approximately $0.1 million, $0.8 million and $1.6 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of our income tax liability and an increase in equity, respectively.

We are currently under audit by the Internal Revenue Service for tax years 2004 through 2006. In addition, we have been notified by the California Franchise Tax Board that we are being audited for tax years 2005 through 2007. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not now possible to estimate the amount, if any, of such change.

9.   Stockholders’ Equity

(a)	Share Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. We have accounted for these repurchases using the cost method. At December 31, 2008 and December 31, 2007, 8,680,568 common shares at a cost of $112.7 million and 5,660,324 common shares at a cost of $4.7 million, respectively, were held as treasury stock. During 2008, we retired two million shares of our treasury stock.

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

10.   Stock Options and Employee Stock Purchase Plan

Effective January 1, 2006, j2 Global adopted the provisions of SFAS 123(R), which require the measurement and recognition of compensation expense based on estimated fair value of all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). (see section (o) Share-Based Compensation contained in Note 2 of the Notes to Consolidated Financial Statements).

Our share-based compensation plans include the 2007 Stock Plan, Second Amended and Restated 1997 Stock Option Plan and  2001 Employee Stock Purchase Plan (each is described below).

(a)	Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Plan

In October 2007, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 2007 Stock Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for 2007 Plan purposes is 4,500,000. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options.

In November 1997, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which was twice amended and restated. The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan.

At December 31, 2008, 2007 and 2006, options to purchase 3,107,845, 2,827,439, and 3,091,596 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $6.83, $4.77 and $4.36, respectively. Stock options generally expire after 10 years and vest over a four- to five-year period.

Stock Options

Stock option activity for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	4,871,592	8.09
Granted	150,000	23.73
Exercised	(228,883)	4.05
Canceled	(153,095)	17.93
Options outstanding at December 31, 2006	4,639,614	8.58
Granted	682,100	30.44
Exercised	(776,273)	9.92
Canceled	(162,267)	24.26
Options outstanding at December 31, 2007	4,383,174	11.19
Granted	344,453	22.42
Exercised	(226,760)	8.05
Canceled	(177,937)	23.74
Options outstanding at December 31, 2008	4,322,930	11.73	5.0	$43,079,877
Exercisable at December 31, 2008	3,107,845	6.83	3.9	$42,417,015
Vested and expected to vest at December 31, 2008	3,924,655	10.38	4.7	$42,908,616

The per share weighted–average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $13.89, $20.53 and $18.81, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $14.8 million and $4.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $13.5 million, $4.6 million and $5.0 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $7.7 million and $0.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $3.3 million, $3.6 million and $1.5 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $0.55 to $34.73, with a weighted-average remaining contractual life of 3.91 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2008:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2008	Weighted Average Exercise Price
$0.55	6,500	2.01	$0.55	6,500	$0.55
0.94	930,798	2.99	0.94	930,798	0.94
0.99 – 2.07	767,604	2.06	1.59	767,604	1.59
2.56 – 9.55	778,396	4.50	7.80	778,396	7.80
11.43 – 16.90	71,451	6.57	14.26	48,099	14.29
18.77	839,900	6.57	18.77	427,100	18.77
20.27 – 28.50	592,121	8.37	24.65	79,988	25.54
29.67 – 33.51	256,160	8.45	32.81	53,360	32.72
33.54	20,000	8.71	33.54	4,000	33.54
34.73	60,000	4.43	34.73	12,000	34.73
$0.55 – $34.73	4,322,930	4.98	$11.73	3,107,845	$6.83

At December 31, 2008, there were 5,022,997 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

The following table summarizes j2 Global’s nonvested options as of December 31, 2008 and changes during the year ended December 31, 2008:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	1,555,735	$14.56
Granted	344,453	13.89
Vested	(570,870)	18.89
Canceled	(114,233)	23.60
Nonvested at December 31, 2008	1,215,085	$11.09

As of December 31, 2008, there was $24.7 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 3.03 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on historical volatility of j2 Global’s common stock. We elected to use the simplified method for estimating the expected term as allowed by SAB 110 for options granted through December 31, 2008. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected dividend	0.0%	0.0%	0.0%
Risk free interest rate	3.4%	4.5%	4.8%
Expected volatility	62.3%	72.7%	92.0%
Expected term (in years)	6.5	6.5	6.5

Share-Based Compensation Expense

The following table represents the share-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$901	$668	$316
Operting expenses:
Sales and marketing	1,268	1,187	1,038
Research, development and engineering	803	771	556
General and administrative	5,014	4,788	3,782
	$7,986	$7,414	$5,692

Restricted Stock

j2 Global has awarded restricted shares of common stock to its executive officers and directors pursuant to the 1997 Plan and 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. We granted 58,474 shares and 112,800 shares of restricted stock to Board members and management pursuant to the 2007 Plan and the 1997 Plan during the years ended December 31, 2008 and 2007 and recognized $1.8 million and $1.3 million of related compensation expense relating to restricted stock awards in 2008 and 2007, respectively. As of December 31, 2008, we have unrecognized share-based compensation cost of $5.8 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.01 years. The actual tax benefit realized for the tax deductions from the vesting of restricted stock totaled $1.8 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Restricted stock activity for the year ended December 31, 2008 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	359,550	$22.94
Granted	58,474	23.25
Vested	(75,280)	20.98
Canceled	(23,250)	21.14
Nonvested at December 31, 2008	319,494	23.75

(b)	Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2008, 2007 and 2006, 9,632, 9,282 and 20,849 shares, respectively, were purchased under the Purchase Plan at prices ranging from $15.31 to $22.77 per share. As of December 31, 2008, 1,667,335 shares were available under the Purchase Plan for future issuance.

11.   Defined Contribution 401(k) Savings Plan

We have a 401(k) Savings Plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We may make annual contributions to the 401(k) Savings Plan at the discretion of our Board of Directors. For both of the years ended December 31, 2008 and 2007, we accrued $0.1 million for contributions to the 401(k) Savings Plan, respectively.

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

	Years Ended December 31,
	2008	2007	2006

Numerator for basic and diluted income per common share:
Net earnings	$72,562	$68,461	$53,131
Denominator:
Weighted average outstanding shares of common stock	44,609,174	48,953,483	49,209,129
Dilutive effect of:
Employee stock options	1,281,497	1,689,691	1,755,867
Restricted stock	46,836	118,833	83,999
Common stock and common stock equivalents	45,937,506	50,762,007	51,048,995
Net earnings per share:
Basic	$1.63	$1.40	$1.08
Diluted	$1.58	$1.35	$1.04

For the years ended December 31, 2008, 2007 and 2006, there were 1,768,181, 3,818,414 and zero warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.   Other Long-Term Liabilities

In November 2008, we acquired assets of Mijanda, Inc., a U.S.-based provider of fax and voice services. Related to that acquisition is a contingent holdback of $1.0 million, which is treated as other long-term liabilities. This contingent holdback is expected to be settled in 2 years or less from the date of acquisition.

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

	Year Ended December 31,
	2008	2007	2006
Revenue:
United States	$204,444	$192,445	$161,336
All other countries	37,069	28,252	19,743
Total	$241,513	$220,697	$181,079

	As of December 31,
	2008	2007
Long-lived assets:
United States	$43,163	$42,078
All other countries	9,885	8,269
Total	$53,048	$50,347

15.   Related Party Transactions

(a)	Lease and Expense Reimbursement

We lease our headquarters office from a company that is affiliated with the Chairman of the Board. For fiscal 2008, 2007 and 2006, we paid $1.3 million, $1.1 million and $0.8 million, respectively in rent expense to this company. We also incurred approximately $37,000, $15,000 and $16,000 for expenses for services rendered by firms affiliated with our Chairman of the Board during 2008, 2007 and 2006, respectively. We believe this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

(b)	Consulting Services

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2008, 2007 and 2006, j2 Global paid Orchard Capital $0.3 million for these services.

On October 1, 2008, j2 Global entered into a Consultancy Agreement with John F. Rieley, a member of j2 Global’s Board of Directors. The Consultancy Agreement has a one year term, commencing on October 1, 2008, and automatically renews for successive one year terms unless terminated by either party at any time and for any reason. Pursuant to the Consultancy Agreement, Mr. Rieley assists j2 Global in developing and implementing a voice services public relations program. In exchange for these services, Mr. Rieley receives annual compensation of $0.1 million payable monthly in advance. In addition, in the event that j2 Global requests that Mr. Rieley work more than 20 hours in any calendar month, j2 Global will pay Mr. Rieley an additional $500 per hour for each additional hour worked.

16.   Supplemental Cash Flows Information

Interest income received during the years ended December 31, 2008, 2007 and 2006 was $4.8 million, $9.3 million and $7.3 million, respectively, substantially all of which related to interest earned on cash, cash equivalents and short and long-term investments.

Cash paid for interest during the years ended December 31, 2008, 2007 and 2006 approximated $0.1 million, $2,000 and $26,000, respectively, substantially all of which related to interest on foreign taxes and interest on settled acquisition holdback.

We paid cash of $29.9 million, $12.3 million and $20.0 million for taxes during the years ended December 31, 2008, 2007 and 2006, respectively.

We acquired property and equipment for $0.1 million, $0.8 million and $0.3 million during 2008, 2007 and 2006, respectively, which had not been yet paid at the end of each such year.

During 2008, 2007 and 2006, we recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of our income tax liability of $2.0 million, $3.6 million and $1.6 million, respectively.

Included in the purchase prices of the acquisitions during 2008, 2007 and 2006 were contingent holdbacks of $1.8 million, $1.1 million and $0.8 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date (see Note 3. Business Acquisitions and Note 13. Other Long-Term Liabilities).

17.   Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2008 and 2007 (in thousands, except share and per share data). We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$60,636	$61,552	$60,677	$58,648
Gross profit	49,412	49,882	48,952	47,017
Net earnings	20,276	18,762	16,730	16,794
Net earnings per common share:
Basic	$0.47	$0.43	$0.38	$0.36
Diluted	$0.45	$0.42	$0.37	$0.35
Weighted average shares outstanding
Basic	43,578,619	43,479,943	44,142,748	47,259,118
Diluted	44,717,716	45,077,671	45,688,869	48,330,042

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$56,830	$55,746	$53,980	$54,141
Gross profit	45,233	44,578	43,748	43,151
Net earnings	16,856	18,088	17,078	16,439
Net earnings per common share:
Basic	$0.35	$0.37	$0.35	$0.34
Diluted	$0.34	$0.35	$0.33	$0.32
Weighted average shares outstanding
Basic	48,652,001	49,215,250	49,108,309	48,822,735
Diluted	50,268,781	51,075,957	51,007,561	50,680,093

18.   Subsequent Events

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions. This supplements the $150.8 million in cash and cash equivalents we had as of December 31, 2008. There generally are no prepayment penalties. For additional information regarding the Credit Agreement refer to j2 Global’s Current Report on Form 8-K filed with the SEC on January 9, 2009. As of February 25, 2009, the total amount of the Credit Agreement was available for use.

On February 23, 2009, we purchased for cash the assets associated with the Internet fax technology of Callwave, Inc. (“Callwave”), a U.S.-provider of Internet and mobile based unified communications solutions. As part of this transaction, we purchased two issued fax-related U.S. patents and several pending U.S. and foreign fax-related patent applications.  We also obtained a fully paid up, perpetual license to all of CallWave’s issued and pending patents. The financial impact to j2 Global is immaterial as of the date of the acquisition.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2008. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.

We have audited j2 Global Communications, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. j2 Global Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, j2 Global Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of j2 Global Communications, Inc. and its subsidiaries and our report dated February 24, 2009 expressed an unqualified opinion.

/s/   SINGER LEWAK LLP

Los Angeles, California
February 24, 2009

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executive officers is incorporated by reference to the information to be set forth in our proxy statement (“2008 Proxy Statement”) for the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 11.   Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2008 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2008 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2008 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2008 Proxy Statement.

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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (9)
3.2	By-laws, as amended and restated (1)
4.1	Specimen of Common Stock certificate (5)
10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.1.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (9)
10.2	j2 Global Communications, Inc. 2007 Stock Plan (10)
10.3	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (8)
10.4	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)
10.4.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.7	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.8	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.9	Consultancy Agreement between j2 Global and John F. Rieley, dated as of October 1, 2008
10.10	Credit Agreement dated as of January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A (11)
21	List of subsidiaries of j2 Global

Exhibit No.	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm – Singer Lewak, LLP
23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 30, 2000.
(3)	Incorporated by reference to j2 Global’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(4)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(5)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(6)	Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(7)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(8)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(9)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.
(10)	Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18, 2007.
(11)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2009.

j2 Global Communications, Inc.
By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 25, 2009.

Signature	Title

/s/ NEHEMIA ZUCKER Nehemia Zucker	Chief Executive Officer (Principal Executive Officer)

/s/ KATHLEEN M. GRIGGS Kathleen M. Griggs	Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ WILLIAM B. KRETZMER William B. Kretzmer	Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ STEPHEN ROSS Stephen Ross	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,378	$2,815	$(1,297)	$2,896
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,105	$780	$(507)	$1,378
Year Ended December 31, 2006:
Allowance for doubtful accounts	$627	$797	$(319)	$1,105

(1)     Represents specific amounts written off that were considered to be uncollectible.