Form 10-K/A
period 2008-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2009-03-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

This Annual Report on Form 10-K includes 74 pages with the Index to Exhibits located on page 65.

TABLE OF CONTENTS

Page

Explanatory Note	3

Exhibits	3

Signature	4

Exhibits

Exhibit 10.9 Consultancy Agreement between j2 Global and John F. Rieley, dated as of October 1, 2008

Exhibit 31.3 Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.4 Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2

EXPLANATORY NOTE

j2 Global Communications, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the SEC on February 25, 2009, for the purpose of filing Exhibit 10.9 and amending and restating the Exhibit Index to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (9)
3.2	By-laws, as amended and restated (1)
4.1	Specimen of Common Stock certificate (5)
10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.1.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (9)
10.2	j2 Global Communications, Inc. 2007 Stock Plan (10)
10.3	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (8)
10.4	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)
10.4.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.7	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.8	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.9	Consultancy Agreement between j2 Global and John F. Rieley, dated as of October 1, 2008
10.10	Credit Agreement dated as of January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A (11)
21	List of subsidiaries of j2 Global
23.1	Consent of Independent Registered Public Accounting Firm – Singer Lewak, LLP
23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350

(1)	Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.
(2)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 30, 2000.
(3)	Incorporated by reference to j2 Global’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.
(4)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(5)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(6)	Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.
(7)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(8)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(9)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.
(10)	Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18, 2007.
(11)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2009.

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: March 5, 2009	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2009	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

4