Form 10-Q
period 2009-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2009-05-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of April 30, 2008, the registrant had 44,614,134 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX
			PAGE

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	29

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	30

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Submission of Matters to a Vote of Security Holders	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

		Signature	34

		Index to Exhibits	35
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$168,212	$150,780
Short-term investments	11	14
Accounts receivable, net of allowances of $3,214 and $2,896 respectively	14,129	14,083
Prepaid expenses and other current assets	3,640	6,683
Deferred income taxes	2,958	2,958
Total current assets	188,950	174,518

Long-term investments	11,088	11,081
Property and equipment, net	17,952	18,938
Goodwill	80,359	72,783
Other purchased intangibles, net	39,948	36,791
Deferred income taxes	8,228	7,787
Other assets	139	142
Total assets	$346,664	$322,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$16,417	$16,915
Income taxes payable	5,391	1,800
Deferred revenue	13,535	13,680
Total current liabilities	35,343	32,395

Accrued income tax liability	40,369	38,643
Other long-term liabilities	857	1,022
Total liabilities	76,569	72,060

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at March 31, 2009 and December 31, 2008; total issued 52,315,494 and 52,305,293 shares at March 31, 2009 and December 31, 2008, respectively, and total oustanding 43,634,926 and 43,624,725 shares at March 31, 2009 and December 31, 2008, respectively	523	523
Additional paid-in capital	133,530	131,185
Treasury stock, at cost (8,680,568 shares at March 31, 2009 and December 31, 2008)	(112,671)	(112,671)
Retained earnings	253,495	234,843
Accumulated other comprehensive loss	(4,782)	(3,900)
Total stockholders’ equity	270,095	249,980
Total liabilities and stockholders’ equity	$346,664	$322,040

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2009	2008

Revenues:
Subscriber	$59,640	$57,215
Other	751	1,433
	60,391	58,648
Cost of revenues (including share-based compensation of $281 and $175 for the three months of 2009 and 2008, respectively)	11,392	11,631
Gross profit	48,999	47,017
Operating expenses:
Sales and marketing (including share-based compensation of $377 and $338 for the three months of 2009 and 2008, respectively)	8,885	10,214
Research, development and engineering (including share-based compensation of $196 and $214 for three months of 2009 and 2008, respectively)	2,943	3,147
General and administrative (including share-based compensation of $1,441 and $1,300 for the three months of 2009 and 2008, respectively)	10,706	11,157

Total operating expenses	22,534	24,518

Operating earnings	26,465	22,499
Interest and other income, net	142	1,328
Earnings before income taxes	26,607	23,827
Income tax expense	7,955	7,033
Net earnings	$18,652	$16,794

Net earnings per common share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.35
Weighted average shares outstanding:
Basic	43,627,071	47,259,118
Diluted	44,728,911	48,330,042

See Notes to Condensed Consolidated Financial Statements

     j2 Global Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$18,652	$16,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,655	3,108
Share-based compensation	2,295	2,027
Excess tax benefits from share-based compensation	(5)	(239)
Provision for doubtful accounts	347	304
Deferred income taxes	(440)	(596)
Loss on disposal of fixed assets	—	26
Loss on trading securities	3
Decrease (increase) in:
Accounts receivable	(146)	(1,005)
Prepaid expenses and other current assets	108	651
Other assets	5	43
(Decrease) increase in:
Accounts payable and accrued expenses	(1,482)	704
Income taxes payable	6,775	4,392
Deferred revenue	(339)	(200)
Accrued income tax liability	1,727	1,416
Other	(3)	(14)
Net cash provided by operating activities	31,152	27,411

Cash flows from investing activities:
Sales of available-for-sale investments	—	36,170
Purchases of held-to-maturity investments	—	(475)
Redemptions/Sales of held-to-maturity investments	—	9,607
Purchases of property and equipment	(721)	(469)
Acquisition of businesses, net of cash received	(11,905)	(64)
Purchases of intangible assets	(423)	(1,044)
Net cash (used in) provided by investing activities	(13,049)	43,725

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(34)	(75,987)
Issuance of common stock under employee stock purchase plan	33	59
Exercise of stock options	42	97
Excess tax benefits from share-based compensation	5	239
Net cash provided by (used in) financing activities	46	(75,592)

Effect of exchange rate changes on cash and cash equivalents	(717)	1,451

Net increase (decrease) in cash and cash equivalents	17,432	(3,005)
Cash and cash equivalents at beginning of period	150,780	154,220
Cash and cash equivalents at end of period	$168,212	$151,215

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2009 as amended on March 5, 2009.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, our accounts receivable reserves were $3.2 million and $2.9 million respectively. We believe these reserves to be reasonable under the circumstances.

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

Our patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues are recognized when earned over the term of the license agreement. With regard to fully paid-up license arrangements, we generally recognize as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.

Fair Value Measurements

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

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 to the present. At March 31, 2009 and December 31, 2008, our cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency.

The amount insured, however, is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the following areas, among others: (i) calculation of tax credits, benefits and deductions; (ii) calculation of tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes; and (iii) interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of SFAS No. 109” (“FIN 48”), and related guidance, we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2009 presentation. We reclassified certain cash flows within operating activities in the consolidated statements of cash flows.

2.      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we applied SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and that any retained noncontrolling equity investment be measured at fair value. Furthermore, SFAS 160 requires that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of the adoption of SFAS 160 was not significant to our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The impact of the adoption of SFAS 161 was not significant to our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The impact of the adoption of FSP 142-3 was not significant to our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this FSP was not significant to our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6,  Equity Method Investment Accounting Considerations (“EITF 08-6”) . EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The impact of the adoption of this EITF was not significant to our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7,  Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of the adoption of this EITF was not significant to our consolidated financial statements.

3.      Business Acquisition

On February 20, 2009, we acquired the digital faxing business of CallWave, Inc., a provider of Internet unified communications solutions.  This acquisition is designed to be accretive and provides us additional customers in the fax market. The consolidated statement of operations and balance sheet as of March 31, 2009 reflects the results of operations of this acquisition. Total consideration for this transaction was $11.9 million in cash including, $0.1 million in assumed liabilities consisting strictly of deferred revenue.

The operations of this acquired business are individually immaterial to our financial position as of the date of the acquisition.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation
Patents and Patent License	$1,824
Customer Relationships	1,952
Goodwill	7,858
Other Intangible Assets	307
Other Assets	70
Deferred Revenue	(106)
Total	$11,905

Patents and Patent License have weighted-average useful lives between twelve and seventeen years from the date of acquisition and no residual.  Customer relationships have weighted-average useful lives of ten years from the date of acquisition and no residual.  Other intangible assets have weighted-average useful lives between two and three years from the date of acquisition and no residual value.  Other assets have weighted-average useful lives between zero and two years and no residual value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. There was no research and development acquired or written off in connection with the business acquisition.  Transaction costs from this acquisition consist of $7,000 for third party valuation fees expensed in the current period to General and Administrative expense.

4.      Investments

We account for our investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FAS 115-1 and FAS 124-1”). These investments are typically comprised of readily marketable corporate debt securities, auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and evaluate such determination at each balance sheet date. Held-to-maturity securities are those investments which we have the ability and intent to hold until maturity and are recorded at amortized cost. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

The following table summarizes our short and long-term investments designated as trading and held-to-maturity classified by the contractual maturity date of the security (in thousands):

	March 31, 2009	December 31, 2008
Due within 1 year	$11	$14
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	4,670	4,669
Due 10 years or after	6,417	6,412

Total	$11,098	$11,095

The following table categorizes our investments designated as trading and held-to-maturity (in thousands):

	March 31, 2009	December 31, 2008
Trading	$11	$14
Held-to-maturity	11,088	11,081
Total	$11,099	$11,095

At March 31, 2009 and December 31, 2008, auction rate debt and preferred securities were recorded as held-to-maturity. These auction rate debt securities have stated maturities through 2037. The auction rate preferred securities have no stated maturity dates. These securities have interest rates that reset periodically at established intervals of 90 days or less. Substantially all of our long-term investments consist of auction rate debt securities that are illiquid due to failed auctions.  We currently intend to, and are also able to, hold these securities to maturity. If the credit rating of the issuer deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. Based on our ability to access our cash and other short-term investments and taking into consideration our expected cash flows, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2009. At March 31, 2009, our long-term held-to-maturity securities are carried at amortized cost, with the unrealized gains and losses reported as a component of stockholders’ equity.

On a quarterly basis, we assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. We determined that there were no other-than-temporary impairment losses in the quarter ended March 31, 2009. We based these determinations on factors such as (a) our intent and ability to hold these securities to maturity, which is sufficient to allow for an anticipated recovery in their fair values to their amortized cost basis; (b) the fact that we will not be required to sell these securities before their anticipated recovery, and (c) the fact that the issuers continue to make their regular interest payments.  There were no restrictions on cash and cash equivalents or investments as of March 31, 2009. As of March 31, 2009, the current fair value and book value of our held-to-maturity securities were approximately $1.8 million and $11.1 million, respectively.  As of December 31, 2008, the current fair value and book value of held-to-maturity securities were $1.9 million and $11.1 million, respectively.

5.      Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The adoption of SFAS 157 and related positions did not have a material impact on our consolidated financial statements.

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

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others. There was no change in the technique during the period. Because these auction rate securities are classified as held-to-maturity, there were no gains or losses recorded for the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 3% of total assets as of March 31, 2009.

6.      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon our historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset.  Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to twenty years.

The changes in carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2009 are as follows (in thousands):

	Balance as of			Foreign Exchange	Balance as of
	January 1, 2009	Additions	Amortization	Translation	March 31, 2009
Goodwill	$72,783	$7,782	$—	$(206)	$80,359
Intangible assets with indefinite lives	2,681	496	—	—	3,177
Intangible assets subject to amortization	34,110	4,627	(1,922)	(44)	36,771
	$109,574	$12,905	$(1,922)	$(250)	$120,307

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of March 31, 2009, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.5 years	$26,883	$9,977	$16,906
Technology	5.0 years	2,983	1,108	1,875
Customer relationships	7.4 years	14,431	4,379	10,052
Trade name	13.7 years	9,695	1,757	7,938
Total		$53,992	$17,221	$36,771

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2009 and 2008 approximated $1.9 million and $1.2 million, respectively. Amortization expense is estimated to approximate $7.1 million, $6.1 million, $4.0 million, $3.6 million and $3.0 million for fiscal years 2009 through 2013, respectively, and $14.8 million thereafter through the duration of the amortization period.

7.      Commitments and Contingencies

Litigation

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

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions. The Credit Agreement provides for a $25.0 million revolving line of credit with a $2.5 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and was undrawn at closing. Revolving loans may be borrowed, repaid and re-borrowed until January 5, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. The Company may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of the Company at either:

•	LIBOR plus a margin equal to 1.50% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or
•
the “Base Rate”, defined as the highest of (i) the reference rate in effect on such date, (ii) the federal funds rate in effect on such date plus a margin equal to 0.05% and (iii) the 1 month LIBOR rate.

The Company is also obligated to pay closing fees, letter of credit fees and commitment fees customary for a credit facility of this size and type.

Interest on the loans is payable quarterly or, if accruing at a Fixed Interest Rate, on the last day of the applicable LIBOR interest rate period, or for LIBOR interest rate periods longer than 3 months, at the end of each 3-month period in the applicable LIBOR interest rate period.

Pursuant to the Credit Agreement, Phone People Holdings Corporation, a wholly-owned U.S. subsidiary of the Company, entered into a Continuing Guaranty (the “Guaranty”) in favor of Lender, pursuant to which it guarantied all of the obligations of the Company under the Credit Agreement and is payable upon demand of the Lender. Future significant subsidiaries based in the U.S. will also be required to guaranty the Company’s obligations under the Credit Agreement.  “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of the Company and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended.  Also pursuant to the Credit Agreement, the Company is entering into a Security Pledge Agreement whereby the Company grants to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of the Company.  The Company will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, grant liens, dispose of assets, incur indebtedness, guaranty obligations, merge or consolidate, acquire another company, make loans or investments or repurchase stock, in each case subject to exceptions customary for a credit facility of this size and type.

The Credit Agreement also contains financial covenants that establish minimum EBITDA, net worth and liquid asset levels and limit the amount of operating lease obligations that may be assumed.

The Credit Agreement includes customary events of default that include, among other things, payment defaults, inaccuracy of representations and warranties, covenant defaults, material bankruptcy and insolvency events, judgments and failure to comply with judgments, tax defaults, change of control and cross defaults, in each case subject to exceptions and/or thresholds customary for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the Company’s repayment obligations under the Credit Agreement.

8.     Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. As of March 31, 2009, our effective tax rate was 29.9%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $11.2 million in net deferred tax assets as of March 31, 2009 related primarily to net operating loss carryforwards and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on our review, we concluded that these net deferred tax assets do not require valuation allowances as of March 31, 2009. The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of March 31, 2009 and December 31, 2008, we had $40.4 million and $38.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was zero and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. Accrued income tax liabilities were $40.4 million at March 31, 2009 and $38.6 million at December 31, 2008.

We are currently under audit by the Internal Revenue Service for tax years 2004 through 2006 as well as the California Franchise Tax Board for tax years 2005 through 2007. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

9.      Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. We have accounted for these repurchases using the cost method.  During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). At March 31, 2009 and December 31, 2008, 8,680,568 common shares at an aggregate cost of $112.7 million were held as treasury stock.

10.   Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2009, 3,889,162 shares underlying options and 255,950 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2009, 1,067,453 shares underlying options and 710,474 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,322,930	$11.73
Granted	678,000	17.32
Exercised	(3,965)	10.66
Canceled	(40,350)	32.15
Outstanding at March 31, 2009	4,956,615	12.33	5.5	$52,609,381
Exercisable at March 31, 2009	3,141,902	7.06	3.7	$47,868,951
Vested and expected to vest at March 31, 2009	4,401,151	$11.17	5.1	$51,143,119

For the three months ended March 31, 2009, we granted 678,000 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2009 and 2008 were $9.48 and $21.61, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2009 and 2008 were $35,599 and $605,000, respectively.

As of March 31, 2009 and December 31, 2008, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $39.8 million and $24.7 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 3.49 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the three months ended March 31, 2009 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin (“SAB”) No. 110. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.3%	3.0%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	55%	65%
Weighted-average volatility	55%	65%

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$281	$175
Operating expenses:
Sales and marketing	377	338
Research, development and engineering	196	214
General and administrative	1,441	1,300
	$2,295	$2,027

Restricted Stock

We have awarded restricted shares of common stock to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. During the three months ended March 31, 2009, we granted 652,000 shares of restricted stock. We recognized $639,397 of related compensation expense in the three months ended March 31, 2009 related to restricted stock awards. As of March 31, 2009, we have unrecognized share-based compensation cost of approximately $16.2 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.1 years.

Restricted stock activity for the three months ended March 31, 2009 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	319,494	$23.75
Granted	652,000	17.19
Vested	(5,070)	28.50
Canceled	—	—
Nonvested at March 31, 2009	966,424	$19.52

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2009 and 2008, 1,760 and 2,846 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was approximately $33,000 and $59,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, 1,665,575 shares were available under the Purchase Plan for future issuance.

11.   Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options and restricted stock or other common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008

Numerator for basic and diluted net earnings per common share:
Net earnings	$18,652	$16,794

Denominator:
Weighted-average outstanding shares of common stock	43,627,071	47,259,118
Dilutive effect of:
Employee stock options	1,101,840	1,038,558
Restricted stock	—	32,366
Common stock and common stock equivalents	44,728,911	48,330,042

Net earnings per share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.35

For the three month period ended March 31, 2009 and 2008, there were 924,415 and 688,764 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.   Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net earnings	$18,652	$16,794
Other comprehensive income:
Foreign currency translation adjustment	(889)	1,558
Amortization of unrealized loss of held-to-maturity securities	7	7

Comprehensive income	$17,770	$18,359

Other comprehensive income, net of tax, for the three month period ended March 31, 2009 and 2008 are ($618) and $1,103, respectively.

13.   Geographic Information

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

	Three Months Ended March 31,
	2009	2008
Revenue:
United States	$51,630	$50,122
All other countries	8,761	8,526
	$60,391	$58,648

	March 31,	December 31,
	2009	2008
Long-lived assets:
United States	$45,374	$43,163
All other countries	9,349	9,885
	$54,723	$53,048

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,200 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing fees, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.4 million telephone numbers deployed as of March 31, 2009, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $229.0 million from $167.9 million for the three-year period ended December 31, 2008. The primary reason for this increase was a 67% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the three months ended March 31, 2009 and 2008 (in thousands, except for percentages and average revenue per paying telephone number):

	March 31,
	2009	2008
Free service telephone numbers	10,138	10,098
Paying telephone numbers	1,274	1,099
Total active telephone numbers	11,412	11,197

	Three Months Ended March 31,
	2009	2008
Subscriber revenues:
Fixed	$48,799	$44,259
Variable	10,841	12,956
Total subscriber revenues	$59,640	$57,215

Percentage of total subscriber revenues:
Fixed	81.8%	77.4%
Variable	18.2%	22.6%

Revenues:
DID-based	$57,449	$55,001
Non-DID-based	2,942	3,647
Total revenues	$60,391	$58,648

Average monthly revenue per paying telephone number(1)	$14.85	$16.21

(1)See calculation of average monthly revenue per paying telephone number at the end of Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009 as amended on March 5, 2009. During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2009

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years the fixed portion of our subscriber revenues has contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $59.6 million and $57.2 million for the three months ended March 31, 2009 and 2008, respectively. This increase in subscriber revenues was due to an increase in our paying subscriber base. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.

Other Revenues. Other revenues were $0.8 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. Other revenues consist primarily of patent licensing revenues and advertising revenues generated by delivering email messages to our customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent licensing revenues resulting from our recent acquisitions of patent licensees and a reduction in advertising revenues due to the general economic environment.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.4 million, or 19% of total revenues, and $11.6 million, or 20% of total revenues, for the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of revenues was primarily due to a reduction in equipment depreciation, as certain assets have been fully depreciated and sales taxes in connection with the relocation of certain network operations to a more favorable taxing locality. This reduction was partially offset by increased payment processing fees as a result of certain acquisitions.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Sales and marketing expenses were $8.9 million, or 15% of total revenues, and $10.2 million, or 17% of total revenues, for the three months ended March 31, 2009 and 2008, respectively. The decrease in sales and marketing expenses for the three months ended March 31, 2009 was primarily due to reduced domestic and international third party marketing expense and reduced personnel costs.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.9 million, or 5% of total revenues, and $3.1 million, or 5% of total revenues, for the three months ended March 31, 2009 and 2008, respectively. The decrease in research, development and engineering costs for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to a decrease in personnel costs.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $10.7 million, or 18% of total revenues, and $11.2 million, or 19% of total revenues, for the three months ended March 31, 2009 and 2008, respectively. The decrease compared to the same period in the prior year was primarily due to reduced legal expenses and a non-recurring reversal of accrued taxes associated with stock options. This reduction was offset by increased share-based compensation expense and depreciation and amortization due to acquisitions.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$281	$175
Sales and marketing	377	338
Research, development and engineering	196	214
General and administrative	1,441	1,300
	$2,295	$2,027

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income, net, was $0.1 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest and other income, net, was primarily due to falling interest rates and a decrease in investment balances.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $8.0 million and $7.0 million for the three months ended March 31, 2009 and 2008, respectively. Our first quarter 2009 effective tax rate was approximately 29.9% compared to 29.5% for the first quarter 2008. The increase is due to proportionally fewer earnings from foreign operations which are taxed at lower rates than in the United States and a decrease in tax-exempt interest income.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2009, we had cash and investments of $179.3 million compared to cash and investments of $161.9 million at December 31, 2008. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions. At March 31, 2009, cash and investments consisted of cash and cash equivalents of $168.2 million, short-term investments of $11,000 and long-term investments of $11.1 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate debt and preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of auction rate debt securities that are illiquid due to failed auctions. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified certain short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and had an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge. We classify auction rate debt securities as long-term investments as we intend to hold them to maturity. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2009.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $31.2 million and $27.4 million for the three months ended March 31, 2009 and 2008, respectively. Our operating cash flows resulted primarily from cash received from our subscribers. Our cash and cash equivalents and short-term investments were $168.2 million at March 31, 2009.

Net cash (used in) provided by investing activities was approximately ($13.0) million and $43.7 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, net cash used in investing activities was primarily attributable to business acquisitions. For the three months ended March 31, 2008, net cash used in investing activities was primarily attributable to the sales of available-for-sale investments and net redemptions and sales of held-to-maturity investments.

Net cash provided by (used in) financing activities was approximately $46,000 and ($75.6) million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, net cash provided by financing activities was primarily attributable to the proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, partially offset by the repurchase of restricted stock.  For the three months ended March 31, 2008, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by excess tax benefits on stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2009:

	Payments Due in
	(in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations

Operating leases	$1,103	$407	$212	$197	$79	$554	$2,552
Telecom services and co-location facilities	4,639	5,871	691	—	—	—	11,201

	$5,742	$6,278	$903	$197	$79	$554	$13,753

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2009	2008
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$57,449	$55,001
Less other revenues	1,528	2,430
Total paying telephone number revenues	$55,921	$52,571

Average paying telephone number monthly revenue (total divided by number of months)	$18,640	$17,524

Number of paying telephone numbers
Beginning of period	1,236	1,064
End of period	1,274	1,099

Average of period	1,255	1,081

Average monthly revenue per paying telephone number(1)	$14.85	$16.21

(1)Due to rounding, individual numbers may not add.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions (see Note 7 - Commitments and Contingencies for further details).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, auction rate debt, preferred securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of March 31, 2009, we had investments in debt securities with effective maturities greater than one year of approximately $11.1 million. Such investments had a weighted average yield of approximately 0.54%. Based on our cash and cash equivalents and short and long-term investment holdings as of March 31, 2009, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.8 million.

As of January 5, 2009, we entered into a line of credit agreement to be used for working capital and general corporate purposes. If we were to borrow from this line of credit agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and losses were not material to our earnings for the three months ended March 31, 2009. For the three months ended March 31, 2009, translation adjustments amounted to approximately $(0.9) million. As of March 31, 2009, cumulative translation adjustments included in other comprehensive income amounted to approximately $(4.8) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2004 (the “2004 case”) and July 2005 (the “2005 case”), we filed two lawsuits against Venali, in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On January 13, 2006, the 2004 case was stayed pending reexamination of three of the patents in suit. A fourth patent (the “‘321 patent”) was not accepted into reexamination in this suit, but was subsequently submitted for reexamination by another company. All three of the patents submitted for reexamination by Venali have emerged from reexamination. In response to our motion, on April 23, 2009, the Court lifted the stay, conditional on j2 dismissing without prejudice its infringement claims under the ‘321 patent which remains subject to a USPTO reexamination proceeding.

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

In August 2005, we filed a lawsuit against Protus in the United States District Court for the Central District of California for infringement of several of our U.S. patents. On January 13, 2006, the case was stayed pending reexamination of the patents in suit.  All patents subject to reexamination, except the ‘321 patent, have emerged from reexamination.  In response to our motion, on April 23, 2009, the Court lifted the stay, conditional on j2 dismissing without prejudice its infringement claims under the ‘321 patent. On May 4, 2009, we dismissed without prejudice our claims under the ‘321 patent.

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

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us and several other parties. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008, alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims and on August 28, 2008, we moved to stay the action pending the appeal in the 2005 case against Venali, described above, that involves the same patents and claims at issue in the IGC action. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the United States Patent and Trademark Office granted the reexamination request. On February 12, 2009, the United States Patent and Trademark Office (“USPTO”) finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. The case examiner has not yet issued a right of appeal.

On June 26, 2008, we filed a patent infringement suit against Captaris in the United States District Court for the Eastern District of Texas. On February 6, 2009, Captaris filed counterclaims against us seeking declaratory judgments of non-infringement and invalidity of our patents and unenforceability of our patents based on inequitable conduct as well as purporting to allege antitrust violations of Section 1 & 2 of the Sherman Act and Section 7 of the Clayton Act and California’s Business and Professions Code §§ 16720 and 17200.  Captaris is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, an injunction against further violations, and attorneys’ fees and costs. The parties have begun the claim construction phase of the litigation, moving toward a claim construction hearing in late September.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Unregistered Sales of Equity Securities

None.

(b)       Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Credit Agreement dated as of January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A. (1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on January 9, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date May 5, 2009	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date May 5, 2009	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                                                      Description

10.1	Credit Agreement dated as of January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A. (1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on January 9, 2009.