Form 10-Q
period 2009-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2009-08-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of July 31, 2009, the registrant had 45,062,060 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX
			PAGE

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3.	Defaults Upon Senior Securities	33

	Item 4.	Submission of Matters to a Vote of Security Holders	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	34

		Signature	35

		Index to Exhibits	36
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$192,576	$150,780
Short-term investments	21	14
Accounts receivable, net of allowances of $3,104 and $2,896 respectively	13,905	14,083
Prepaid expenses and other current assets	8,497	6,683
Deferred income taxes	2,958	2,958
Total current assets	217,957	174,518

Long-term investments	2,207	11,081
Property and equipment, net	16,551	18,938
Goodwill	81,151	72,783
Other purchased intangibles, net	38,526	36,791
Deferred income taxes	9,008	7,787
Other assets	109	142
Total assets	$365,509	$322,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$17,675	$16,915
Income taxes payable	1,451	1,800
Deferred revenue	13,168	13,680
Total current liabilities	32,294	32,395

Accrued income tax liability	41,996	38,643
Other long-term liabilities	881	1,022
Total liabilities	75,171	72,060

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at June 30, 2009 and December 31, 2008; total issued 52,698,217 and 52,305,293 shares at June 30, 2009 and December 31, 2008, respectively, and total oustanding 44,017,649 and 43,624,725 shares at June 30, 2009 and December 31, 2008, respectively	527	523
Additional paid-in capital	139,876	131,185
Treasury stock, at cost (8,680,568 shares at June 30, 2009 and December 31, 2008)	(112,671)	(112,671)
Retained earnings	264,632	234,843
Accumulated other comprehensive loss	(2,026)	(3,900)
Total stockholders’ equity	290,338	249,980
Total liabilities and stockholders’ equity	$365,509	$322,040

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Subscriber	$61,049	$59,537	$120,689	$116,752
Other	1,415	1,140	2,166	2,573
	62,464	60,677	122,855	119,325
Cost of revenues (including share-based compensation of $331 and $612 for the three and six months of 2009, respectively, and $212 and $387 for the three and six months of 2008, respectively)	11,600	11,725	22,992	23,356
Gross profit	50,864	48,952	99,863	95,969
Operating expenses:
Sales and marketing (including share-based compensation of $484 and $861 for the three and six months of 2009, respectively, and $328 and $666 for the three and six months of 2008, respectively)	9,211	10,585	18,096	20,799
Research, development and engineering (including share-based compensation of $221 and $417 for the three and six months of 2009, respectively, and $191 and $405 for the three and six months of 2008, respectively)	2,880	3,011	5,823	6,158
General and administrative (including share-based compensation of $1,870 and $3,311 for the three and six months of 2009, respectively, and $1,243 and $2,543 for the three and six months of 2008, respectively)	11,209	11,292	21,915	22,449

Total operating expenses	23,300	24,888	45,834	49,406

Operating earnings	27,564	24,064	54,029	46,563

Other-than-temporary impairment losses	(9,193)	—	(9,193)	—
Interest and other income, net	315	563	457	1,891
Earnings before income taxes	18,686	24,627	45,293	48,454
Income tax expense	7,549	7,897	15,504	14,930
Net earnings	$11,137	$16,730	$29,789	$33,524

Net earnings per common share:
Basic	$0.25	$0.38	$0.68	$0.73
Diluted	$0.25	$0.37	$0.66	$0.71
Weighted average shares outstanding:
Basic	43,762,333	44,142,748	43,695,076	45,700,933
Diluted	45,044,005	45,688,869	44,806,260	47,026,104

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$29,789	$33,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,363	6,340
Share-based compensation	5,201	4,001
Excess tax benefits from share-based compensation	(2,723)	(443)
Provision for doubtful accounts	593	1,614
Deferred income taxes	(1,221)	(1,062)
Loss on disposal of fixed assets	15	28
Gain on trading securities	(8)	—
Other-than-temporary impairment losses	9,193	—
Decrease (increase) in:
Accounts receivable	(516)	(1,134)
Prepaid expenses and other current assets	436	1,576
Other assets	33	46
(Decrease) increase in:
Accounts payable and accrued expenses	579	5,106
Income taxes payable	189	(616)
Deferred revenue	(777)	(767)
Accrued income tax liability	3,354	3,067
Other	14	(29)
Net cash provided by operating activities	51,514	51,251

Cash flows from investing activities:
Sales of available-for-sale investments	—	36,170
Redemptions/Sales of held-to-maturity investments	—	27,883
Purchases of property and equipment	(938)	(1,265)
Acquisition of businesses, net of cash received	(11,910)	(33,278)
Proceeds from sale of assets	1,011	—
Purchases of intangible assets	(2,272)	(1,664)
Net cash (used in) provided by investing activities	(14,109)	27,846

Cash flows from financing activities:
Repurchases of common stock	—	(97,336)
Repurchase of restricted stock	(92)	(82)
Issuance of common stock under employee stock purchase plan	61	112
Exercise of stock options	802	973
Excess tax benefits from share-based compensation	2,723	443
Net cash provided by (used in) financing activities	3,494	(95,890)

Effect of exchange rate changes on cash and cash equivalents	897	1,357

Net increase (decrease) in cash and cash equivalents	41,796	(15,436)
Cash and cash equivalents at beginning of period	150,780	154,220
Cash and cash equivalents at end of period	$192,576	$138,784

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, our accounts receivable reserves were $3.1 million and $2.9 million respectively. We believe these reserves to be reasonable under the circumstances.

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

Our patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues also consist of the sale of patents.  Patent license revenues are recognized when earned over the term of the license agreement. With regard to fully paid-up license arrangements, we generally recognize as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.

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

As of June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

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

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 to the present. At June 30, 2009 and December 31, 2008, our cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency.  The amount insured, however, is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions.

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

2.      Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Accordingly, we applied SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The impact of the adoption of SFAS 161 was not significant to our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The impact of the adoption of FSP 142-3 was not significant to our consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP applies to credit derivatives within the scope of Statement 133, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of Interpretation 45. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this FSP was not significant to our consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6,  Equity Method Investment Accounting Considerations (“EITF 08-6”) . EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The impact of the adoption of this EITF was not significant to our consolidated financial statements.

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

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”); (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and; (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate in accordance with SFAS No. 157. See Note 4 – Investments and Note 5 – Fair Value Measurements.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2009. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. The impact of the adoption of SFAS 165 was not significant to our consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  We are currently evaluating the potential effect on the financial statements.

3.      Business Acquisition

On February 20, 2009, we acquired the digital faxing business of CallWave, Inc., a provider of Internet unified communications solutions.  This acquisition is designed to be accretive and provides us additional customers in the fax market. The consolidated statement of operations and balance sheet as of June 30, 2009 reflects the results of operations of this acquisition. Total consideration for this transaction was $11.9 million in cash including, $0.1 million in assumed liabilities consisting strictly of deferred revenue.  The operations of this acquired business are individually immaterial to our financial position as of the date of the acquisition.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. There was no research and development acquired or written off in connection with the business acquisition.  Transaction costs from this acquisition consist of $7,000 for third party valuation fees expensed in the six month period ended June 30, 2009 to General and Administrative expense.

4.      Investments

We account for our investments in debt securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FAS 115-1 and FAS 124-1”) and FSP FAS 115-2 and FAS 124-2. These investments are typically comprised of readily marketable corporate debt securities and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and evaluate such determination at each balance sheet date. Held-to-maturity securities are those investments which we have the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments we do not intend to hold to maturity and can be sold.  Available-for-sale securities are carried at fair value.  Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

The following table summarizes our short and long-term investments designated as trading and available-for-sale classified by the contractual maturity date of the security (in thousands):

	June 30, 2009	December 31, 2008
Due within 1 year	$21	$14
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	778	—
Due 10 years or after	1,429	—

Total	$2,228	$14

The following table summarizes our long-term investments designated as held-to-maturity classified by the contractual maturity date of the security (in thousands):

	June 30, 2009	December 31, 2008
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	4,669
Due 10 years or after	—	6,412

Total	$—	$11,081

The following table categorizes our investments designated as trading, available-for-sale and held-to-maturity (in thousands):

	June 30, 2009	December 31, 2008
Trading	$21	$14
Available-for-sale	2,207	—
Held-to-maturity	—	11,081
Total	$2,228	$11,095

The following table shows the gross unrealized gains and losses and fair values for investments as of June 30, 2009 and December 31, 2008 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2009
Auction Rate and other Debt Securities	$2,207	$—	$—	$2,207

December 31, 2008
Auction Rate and other Debt Securities	$11,081	$—	$9,224	$1,857

At December 31, 2008, corporate and auction rate debt and preferred securities were recorded as held-to-maturity. The debt securities have stated maturities through 2037. The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2009. At June 30, 2009, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The table below shows the fair value of investments in held-to-maturity and available-for-sale that have been in an unrealized loss position for less than 12 months or longer as of June 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	Value	losses	Value	losses	Value	losses
June 30, 2009
Debt securities available-for-sale
Auction rate and other Debt securities	$—	$—	$2,207	$—	$2,207	$—

Total debt securities available-for-sale	$—	$—	$2,207	$—	$2,207	$—

December 31, 2008
Debt securities held-to-maturity
Auction rate and other Debt securities	$—	$—	$1,857	$9,224	$1,857	$9,224

Total debt securities held-to-maturity	$—	$—	$1,857	$9,224	$1,857	$9,224

Recognition and Measurement of Other-Than-Temporary Impairment

We regularly review and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1 and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, we have assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:
•	the length of time and the extent to which fair value has been below cost;
•	the severity of the impairment;
•	the cause of the impairment and the financial condition and near-term prospects of the issuer;
•	activity in the market of the issuer which may indicate adverse credit conditions; and
•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Our review for impairment generally entails:
•	identification and evaluation of investments that have indications of possible impairment;
•
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•
discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.
•	information provided by third party valuation experts

For these securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.

For these securities, credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparables method where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. The cash flow model incorporates actual cash flows on the auction rate securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term.  These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, and illiquidity risk premium among others.

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value.  For debt securities that are intended to be sold, or that management believes it is more-likely-than-not will be required to be sold prior to recovery; the full impairment is recognized immediately in earnings.

For available-for-sale and held-to-maturity securities that management has no intent to sell and believes that it is more-likely-than not that it will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

As of June 30, 2009, we intend to sell our corporate and auction rate debt and preferred securities.  We arrived at this conclusion based on the significant erosion in the credit worthiness of the issuers.  Accordingly, we determined that these securities were other-than-temporarily impaired resulting in an impairment loss recognized in earnings of $9.2 million for the three and six month period ended June 30, 2009.

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

In accordance with SFAS 157, we measure our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented approximately 1% of total assets as of June 30, 2009.

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2009 (in thousands):

	Level 3 Financial Assets
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Beginning Balance	$11,000	$11,000
Total gains (losses) - realized/unrealized
Included in earnings	(9,005)	(9,005)
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, June 30, 2009	$1,995	$1,995

Total losses for the period included in earnings relating to assets
still held at June 30, 2009	$(9,005)	$(9,005)

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

The changes in carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2009 are as follows (in thousands):

	Balance as of January 1, 2009	Additions	Deductions	Amortization	Foreign Exchange Translation	Balance as of June 30, 2009
Goodwill	$72,783	$7,818	$—	$—	$550	$81,151
Intangible assets with indefinite lives	2,681	538	(6)	—	—	3,212
Intangible assets subject to amortization	34,110	6,070	(1,019)	(3,963)	116	35,314
	$109,574	$14,425	$(1,025)	$(3,963)	$666	$119,677

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of June 30, 2009, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.2 years	$26,536	$10,640	$15,896
Technology	5.0 years	3,011	1,269	1,742
Customer relationships	9.2 years	14,875	5,070	9,805
Trade name	9.5 years	9,861	1,990	7,871
Total		$54,283	$18,969	$35,314

In June 2009, j2 Global sold certain non-core intellectual property to a third party for approximately $1.5 million (net of selling and earn-out costs of approximately $0.5 million).  Accordingly, the net proceeds in excess of net book value of the patent assets sold were recorded as other revenue in the amount of approximately $0.7 million within the condensed consolidated statement of operations for the three and six month period ended June 30, 2009.  As part of this transaction, we also obtained a fully paid up, perpetual license for use of the related patents through their remaining life.

Amortization expense, included in general and administrative expense, during the three-month periods ended June 30, 2009 and 2008 approximated $2.0 million and $1.4 million, respectively. Amortization expense, included in general and administrative expense, during the six-month periods ended June 30, 2009 and 2008 approximated $4.0 million and $2.7 million, respectively.  Amortization expense is estimated to approximate $7.4 million, $6.0 million, $4.0 million, $3.5 million and $3.3 million for fiscal years 2009 through 2013, respectively, and $15.0 million thereafter through the duration of the amortization period.

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

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions. The Credit Agreement provides for a $25.0 million revolving line of credit with a $2.5 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and was undrawn at closing. Revolving loans may be borrowed, repaid and re-borrowed until January 5, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of j2 Global at either:

•	LIBOR plus a margin equal to 1.50% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or
•
the “Base Rate”, defined as the highest of (i) the reference rate in effect on such date, (ii) the federal funds rate in effect on such date plus a margin equal to 0.05% and (iii) the 1 month LIBOR rate.

We are also obligated to pay closing fees, letter of credit fees and commitment fees customary for a credit facility of this size and type.

Interest on the loans is payable quarterly or, if accruing at a Fixed Interest Rate, on the last day of the applicable LIBOR interest rate period, or for LIBOR interest rate periods longer than 3 months, at the end of each 3-month period in the applicable LIBOR interest rate period.

Pursuant to the Credit Agreement, Phone People Holdings Corporation, a wholly-owned U.S. subsidiary of j2 Global, entered into a Continuing Guaranty (the “Guaranty”) in favor of Lender, pursuant to which it guarantied all of the obligations of j2 Global under the Credit Agreement and is payable upon demand of the Lender. Future significant subsidiaries based in the U.S. will also be required to guaranty j2 Global’s obligations under the Credit Agreement.  “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of the j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended.  Also pursuant to the Credit Agreement, we are entering into a Security Pledge Agreement whereby j2 Global grants to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global.  We will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, dispose of assets, incur indebtedness, guaranty obligations, merge or consolidate, acquire another company, make loans or investments or repurchase stock, in each case subject to exceptions customary for a credit facility of this size and type.

The Credit Agreement also contains financial covenants that establish minimum EBITDA, net worth and liquid asset levels and limit the amount of operating lease obligations that may be assumed.

The Credit Agreement includes customary events of default that include, among other things, payment defaults, inaccuracy of representations and warranties, covenant defaults, material bankruptcy and insolvency events, judgments and failure to comply with judgments, tax defaults, change of control and cross defaults, in each case subject to exceptions and/or thresholds customary for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of our repayment obligations under the Credit Agreement.

8.    Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. As of June 30, 2009, our effective tax rate was 34.2%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $12.0 million in net deferred tax assets as of June 30, 2009 related primarily to net operating loss carryforwards, capital losses, and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During the second quarter of 2009, we incurred a capital loss for book purposes due to the impairment of certain debt securities.  This impairment resulted in a deferred tax asset of $3.7 million.  Due to the fact that a capital loss can only be offset against capital gains for tax purposes, it is more likely than not that some portion or all of the asset will not be realized.  We are therefore recording a valuation allowance of $2.9 for this asset in the period.

As of June 30, 2009 and December 31, 2008, we had $42.0 million and $38.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was $13.3 million and $13.6 million for the six months ended June 30, 2009 and 2008, respectively. Accrued income tax liabilities were $42.0 million at June 30, 2009 and $38.6 million at December 31, 2008.

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

9.      Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. We have accounted for these repurchases using the cost method.  During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). During the three months ended June 30, 2008, we repurchased 1,001,227 shares at an aggregated cost of approximately $21.4 million (including commission fees of $20,000).  At June 30, 2009 and December 31, 2008, 8,680,568 common shares at an aggregate cost of $112.7 million were held as treasury stock.

10.   Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2009, 3,501,314 shares underlying options and 251,450 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2009, 1,193,413 shares underlying options and 780,831 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,322,930	$11.73
Granted	808,760	18.05
Exercised	(378,838)	2.12
Canceled	(58,125)	30.42
Outstanding at June 30, 2009	4,694,727	13.36	5.5	$47,853,888
Exercisable at June 30, 2009	2,845,646	8.22	3.7	$42,211,000
Vested and expected to vest at June 30, 2009	4,308,850	$12.72	5.2	$46,544,441

For the six months ended June 30, 2009, we granted 808,760 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2009 and 2008 were $9.89 and $14.27, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2009 and 2008 were $7.9 million and $1.3 million, respectively.

As of June 30, 2009 and December 31, 2008, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $39.8 million and $24.7 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 3.35 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the six months ended June 30, 2009 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term as allowed by Staff Accounting Bulletin (“SAB”) No. 110. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	2.35%	3.2%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	54%	64%
Weighted-average volatility	55%	64%

Restricted Stock

We have awarded restricted shares of common stock to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. During the six months ended June 30, 2009, we granted 730,603 shares of restricted stock. We recognized $1,019,774 and $1,659,172 of related compensation expense in the three and six months ended June 30, 2009 related to restricted stock awards. As of June 30, 2009, we have unrecognized share-based compensation cost of approximately $16.8 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.96 years.

Restricted stock activity for the six months ended June 30, 2009 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	319,494	$23.75
Granted	730,603	17.26
Vested	(15,416)	22.44
Canceled	(2,400)	17.19
Nonvested at June 30, 2009	1,032,281	$19.11

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$331	$212	$612	$387
Operating expenses:
Sales and marketing	484	328	861	666
Research, development and engineering	221	191	417	405
General and administrative	1,870	1,243	3,311	2,543
	$2,906	$1,974	$5,201	$4,001

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2009 and 2008, 2,981 and 5,435 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was approximately $61,000 and $112,000 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, 1,664,354 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator for basic and diluted net earnings per common share:
Net earnings	$11,137	$16,730	$29,789	$33,524

Denominator:
Weighted-average outstanding shares of common stock	43,762,333	44,142,748	43,695,076	45,700,933
Dilutive effect of:
Employee stock options	1,083,490	1,484,759	1,028,256	1,303,771
Restricted stock	198,182	61,362	82,928	21,400
Common stock and common stock equivalents	45,044,005	45,688,869	44,806,260	47,026,104

Net earnings per share:
Basic	$0.25	$0.38	$0.68	$0.73
Diluted	$0.25	$0.37	$0.66	$0.71

For the six month period ended June 30, 2009 and 2008, there were 997,428 and 741,098 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.   Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net earnings	$11,137	$16,730	$29,789	$33,524
Other comprehensive income, before tax:
Foreign currency translation adjustment	2,443	62	1,555	1,621
Reclass from Held-to-Maturity to Available for Sale	306	—	306	—
Amortization of Held-to-Maturity securities loss	7	7	13	14
Other comprehensive income, before tax	2,756	69	1,874	1,635
Income tax expense related to items of other
comprehensive income	(943)	(21)	(641)	(504)
Other comprehensive income, net of tax	1,813	48	1,233	1,131

Comprehensive income	$12,950	$16,778	$31,022	$34,655

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$53,447	$52,121	$105,077	$102,243
All other countries	9,017	8,556	17,778	17,082
	$62,464	$60,677	$122,855	$119,325

	June 30,	December 31,
	2009	2008
Long-lived assets:
United States	$42,851	$43,163
All other countries	9,014	9,885
	$51,865	$53,048

14.   Subsequent Event

On July 7, 2009, j2 Global sold certain intellectual property rights to a third party for net proceeds of $1.8 million (net of $0.2 million in selling costs).
In accordance with SFAS 165, Subsequent Events, management has evaluated subsequent events through August 5, 2009, which represents the date that the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below,the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,300 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.4 million telephone numbers deployed as of June 30, 2009, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

We hold over 50 issued United States patents and numerous international counterparts to those patents consisting of thousands of claims covering a range of inventions that incorporate fundamental messaging and communications technologies.  Over the past five years we have engaged in a program of enforcing our patents against third parties using this technology without our permission.  We have also sold non-core patent assets for profit.  Three of our core patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office: (i) U.S. Patent No. 6,350,066 covers retrieval of fax or voice messages directed to an intended recipient via an Internet browser; (ii) U.S. Patent No. 6,208,638 covers transmission of fax or voice messages to an intended recipient via electronic mail as an attachment and (iii) U.S. Patent No. 6,597,688 covers transmission of a message received via the Internet to an intended recipient via facsimile protocol.  We currently have several cases involving these and other patents against several companies in the United States District Court for the Central District of California.  As a result of these core patents successfully existing reexamination proceedings, the stay that had been in place in these pending cases was lifted during the second quarter of 2009.  These cases are now proceeding forward and are in the discovery stage.  For more information on this and other litigation involving j2 Global please see Part II, Item 1. Legal Proceedings.

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

The following table sets forth our key operating metrics for the three and six months ended June 30, 2009 and 2008 (in thousands, except for percentages and average revenue per paying telephone number):

	June 30,
	2009	2008
Free service telephone numbers	10,134	10,234
Paying telephone numbers	1,274	1,163
Total active telephone numbers	11,408	11,397

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Subscriber revenues:
Fixed	$49,726	$46,593	$98,525	$90,852
Variable	11,323	12,944	22,164	25,900
Total subscriber revenues	$61,049	$59,537	$120,689	$116,752

Percentage of total subscriber revenues:
Fixed	81.5%	78.3%	81.6%	77.8%
Variable	18.5%	21.7%	18.4%	22.2%

Revenues:
DID-based	$58,904	$57,552	$116,353	$112,852
Non-DID-based	3,560	3,125	6,502	6,473
Total revenues	$62,464	$60,677	$122,855	$119,325

Average monthly revenue per paying
telephone number(1)	$14.96	$16.29	$15.02	$16.19

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009 as amended on March 5, 2009. During the six months ended June 30, 2009, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2009

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years the fixed portion of our subscriber revenues has contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $61.0 million and $59.5 million for the three months ended June 30, 2009 and 2008, respectively.  Subscriber revenues were $120.7 million and $116.8 million for the six months ended June 30, 2009 and 2008, respectively. This increase in subscriber revenues was due to an increase in our paying subscriber base. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.

Other Revenues. Other revenues were $1.4 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, other revenues were $2.2 million and $2.6 million, respectively. Other revenues consist primarily of patent sales and licensing revenues and advertising revenues generated by delivering email messages to our customers on behalf of advertisers. The increase in other revenues resulted primarily from the sale of non-core intellectual property during the period.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, sales and other non-income based taxes, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.6 million, or 19% of total revenues, and $11.7 million, or 19% of total revenues, for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, cost of revenues was $23.0 million, or 19% of total revenues, and $23.4 million, or 20% of total revenues, respectively.  The decrease in cost of revenues was primarily due to increased efficiency of network operations and sales taxes in connection with the relocation of certain network operations to a more favorable taxing locality. This reduction was partially offset by increased phone expense.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Sales and marketing expenses were $9.2 million, or 15% of total revenues, and $10.6 million, or 17% of total revenues, for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, sales and marketing expenses were $18.1 million, or 15% of total revenues, and $20.8 million, or 17% of total revenues, respectively.  The decrease in sales and marketing expenses for the three and six months ended June 30, 2009 was primarily due to increased efficiency and synergies from the integration of acquisitions and more cost effective marketing opportunities both in the United States and around the world.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.9 million, or 5% of total revenues, and $3.0 million, or 5% of total revenues, for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, research, development and engineering costs were $5.8 million, or 5% of total revenues, and $6.2 million, or 5% of total revenues, respectively.  The decrease in research, development and engineering costs for the three and six months ended June 30, 2009 compared to the same period in the prior year was primarily due to increased efficiency and synergies from the integration of acquisitions.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.2 million, or 18% of total revenues, and $11.3 million, or 19% of total revenues, for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2008 and 2007, general and administrative costs were $21.9 million, or 18% of total revenues, and $22.4 million, or 19% of total revenues, respectively. The decrease compared to the same period in the prior year was primarily due to reduced bad debt and legal expenses offset by increased amortization due to acquisitions and share based compensation.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$331	$212	$612	$387
Operating expenses:
Sales and marketing	484	328	861	666
Research, development and engineering	221	191	417	405
General and administrative	1,870	1,243	3,311	2,543
	$2,906	$1,974	$5,201	$4,001

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income, net, was $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest and other income, net, was primarily due to falling interest rates.

Other-than-temporary impairment losses.  An other-than-temporary impairment occurred in connection with our securities for the three and six month period ended June 30, 2009.  As a result, we recorded an impairment of $9.2 million within the condensed consolidated statement of operations.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $7.5 million and $7.9 million for the three months ended June 30, 2009 and 2008, respectively.  Income tax expense for the six months ended June 30, 2009 and 2008 was $15.5 million and $14.9 million, respectively. Our effective tax rate was approximately 40.4% compared to 32.1% and 34.2% compared to 30.8% for the three and six months ended June 30, 2009 and 2008, respectively.  The increase is primarily due to the impairment of debt and preferred securities in the amount of $9.2 million which is not deductible for income tax purposes in the current period.  Excluding this non-recurring impairment, our effective tax rate would have been 29.9% for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2009, we had cash and investments of $194.8 million compared to cash and investments of $161.9 million at December 31, 2008. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions. At June 30, 2009, cash and investments consisted of cash and cash equivalents of $192.6 million, short-term investments of $21,000 and long-term investments of $2.2 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate debt and preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intend to sell these securities.  Accordingly, we have reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the condensed consolidated statement of operations.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity of these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2009.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $51.5 million and $51.3 million for the six months ended June 30, 2009 and 2008, respectively. Our operating cash flows resulted primarily from cash received from our subscribers. Our cash and cash equivalents and short-term investments were $192.6 million at June 30, 2009.

Net cash (used in) provided by investing activities was approximately ($14.1) million and $27.8 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash used in investing activities was primarily attributable to business acquisitions. For the six months ended June 30, 2008, net cash used in investing activities was primarily attributable to the sales of available-for-sale investments and net redemptions and sales of held-to-maturity investments.

Net cash provided by (used in) financing activities was approximately $3.5 million and ($95.9) million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net cash provided by financing activities was primarily attributable to the excess tax benefits from share-based compensation.  For the six months ended June 30, 2008, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by excess tax benefits on stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2009:

	Payments Due in
	(in thousands)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Operating leases	$894	$432	$226	$214	$187	$690	$2,643
Telecom services and co-location facilities	4,223	6,103	709	—	—	—	11,035

	$5,117	$6,535	$935	$214	$187	$690	$13,678

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$58,904	$57,552	$116,353	$112,852
Less other revenues	1,715	2,280	3,243	4,709
Total paying telephone number revenues	$57,189	$55,272	$113,110	$108,143

Average paying telephone number monthly
revenue (total divided by number of months)	$19,063	$18,424	$18,852	$18,024

Number of paying telephone numbers
Beginning of period	1,274	1,099	1,236	1,064
End of period	1,274	1,163	1,274	1,163

Average of period	1,274	1,131	1,254	1,113

Average monthly revenue per paying telephone number(1)	$14.96	$16.29	$15.02	$16.19

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2009, we had investments in debt securities with effective maturities greater than one year of approximately $2.2 million. Such investments had a weighted average yield of approximately 2.76%. Based on our cash and cash equivalents and short and long-term investment holdings as of June 30, 2009, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.9 million.

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

Foreign exchange gains and losses were not material to our earnings for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2009, translation adjustments amounted to approximately $2.4 million and $1.6 million, respectively. As of June 30, 2009, cumulative translation adjustments included in other comprehensive income amounted to approximately $2.0 million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Overview of Patent Litigation and Proceedings Against Us

From time to time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions involve or are filed in response to patent actions filed by us against others. The number and significance of these disputes and inquiries has increased as our business has expanded and j2 Global has grown. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Captaris, Inc. and its parent company Open Text Corporation (“Captaris”), Integrated Global Concepts, Inc. (“IGC”), Venali, Inc. (“Venali”), Protus IP Solutions, Inc. (“Protus”) and EasyLink Services International Corp. (“EasyLink”).  Three of the patents at issue in some of these lawsuits recently have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office.

Captaris, Venali, Protus and EasyLink have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Captaris also asserted a counterclaim purporting to allege antitrust violations of Section 1 & 2 of the Sherman Act and Section 7 of the Clayton Act and California’s Business and Professions Code §§ 16720 and 17200.  Captaris is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, an injunction against further violations, and attorneys’ fees and costs.  All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion.  Since our three core patents successfully existed reexamination proceedings, the stay that had been in place in these pending cases was lifted during the second quarter of 2009, and discovery is underway.

In the July 2005, one of our affiliates filed a separate case against Venali in the United States District Court for the Central District of California, asserting infringement of several other U.S. patents. Venali filed various counterclaims against us and our affiliate on December 27, 2006, which included antitrust counterclaims based upon our enforcement of our patentsrelated in substantial part to the patent infringement claims by us our affiliate against Venali. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On November 3, 2008, the court granted our summary judgment motion on Venali’s remaining counterclaims, which alleged antitrust violations based on our enforcement of our patents. We have appealed the non-infringement rulings in the 2005 case to the United States Court of Appeals for the Federal Circuit. The appeal is fully briefed but no argument date has been scheduled.  Venali did not appeal the dismissal of its counterclaims.

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

On September 15, 2006, one of our affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”)GC in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us and several other parties. On April 23, 2008, the court ordered IGC to replead its counterclaims. IGC filed amended counterclaims on May 13, 2008, alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims and on August 28, 2008, we moved to stay the action pending the appeal in the 2005 case against Venali, described above, that involves the same patents and claims at issue in the IGC action. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent with the United States Patent and Trademark Office (the “USPTO”). On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the USPTO granted the reexamination request. On February 12, 2009, the USPTO finally rejected the reexamined claims, and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the Examiner's rejection.  The patent owner filed a notice of appeal on July 16, 2009.  An appeal brief has not yet been filed.

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

We hold over 50 issued United States patents and numerous international counterparts to those patents.  They consist of thousands of claims covering a range of inventions that incorporate fundamental messaging and communications technologies. Over the past five years we have engaged in a program of enforcing our patents against third parties who use our technology without our permission. We have also sold noncore patent assets for profit. Three of our core patents recently have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office: (i) U.S. Patent No. 6,350,066 covers retrieval of fax or voice messages directed to an intended recipient via an Internet browser; (ii) U.S. Patent No. 6,208,638 covers transmission of fax or voice messages to an intended recipient via electronic mail as an attachment and (iii) U.S. Patent No. 6,597,688 covers transmission of a message received via the Internet to an intended recipient via facsimile protocol. We currently have several cases involving these and other patents against several companies in the United States District Court for the Central District of California. As a result of these core patents successfully exiting reexamination proceedings, the stay that had been in place in these pending cases was lifted during the second quarter of 2009. These cases are now proceeding forward and are in the discovery stage. For more information on this and other litigation involving j2 Global please see Part II, Item 1. Legal Proceedings.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 7, 2009 in Los Angeles, California. The following matters were submitted to our shareholders for a vote at the Annual Meeting:

(1)  To elect the following seven director nominees to serve for the ensuing year and until their successors are elected and qualified. All nominees were elected as directors with the following vote:

Nominee	Votes For	Withheld or Abstained
Douglas Y. Bech Robert J. Cresci W. Brian Kretzmer Richard S. Ressler John F. Rieley Stephen Ross Michael P. Schulhof	40,471,915 38,775,800 40,473,350 38,616,388 39,061,861 40,798,703 40,141,115	514,900 2,211,015 513,465 2,370,427 1,924,954 188,112 845,700

(2)  A proposal to ratify the appointment of Singer Lewak, LLP to serve as our independent auditors for fiscal 2009. This proposal was approved with the following vote:

For Against Abstain	40,899,237 68,548 19,030

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date August 5, 2009	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date August 5, 2009	By:	/s/ KATHLEEN M. GRIGGS
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