Form 10-Q
period 2009-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2009-11-04
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the registrant had 45,166,305 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX
			PAGE

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

		Signature	36

		Index to Exhibits	37
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$188,350	$150,780
Short-term investments	31,165	14
Accounts receivable, net of allowances of $3,031 and $2,896 respectively	13,435	14,083
Prepaid expenses and other current assets	10,995	6,683
Deferred income taxes	2,958	2,958
Total current assets	246,903	174,518

Long-term investments	2,950	11,081
Property and equipment, net	15,805	18,938
Goodwill	81,070	72,783
Other purchased intangibles, net	37,357	36,791
Deferred income taxes	8,711	7,787
Other assets	262	142
Total assets	$393,058	$322,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$16,723	$16,915
Income taxes payable	1,408	1,800
Deferred revenue	11,936	13,680
Total current liabilities	30,067	32,395

Accrued income tax liability	44,419	38,643
Other long-term liabilities	3,210	1,022
Total liabilities	77,696	72,060

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2009 and December 31, 2008; total issued 52,895,292 and 52,305,293 shares at September 30, 2009 and December 31, 2008, respectively, and total oustanding 44,214,724 and 43,624,725 shares at September 30, 2009 and December 31, 2008, respectively	529	523
Additional paid-in capital	144,686	131,185
Treasury stock, at cost (8,680,568 shares at September 30, 2009 and December 31, 2008)	(112,671)	(112,671)
Retained earnings	283,967	234,843
Accumulated other comprehensive loss	(1,149)	(3,900)
Total stockholders’ equity	315,362	249,980
Total liabilities and stockholders’ equity	$393,058	$322,040

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Subscriber	$61,045	$60,466	$181,734	$177,218
Other	756	1,086	2,922	3,659
	61,801	61,552	184,656	180,877
Cost of revenues (including share-based compensation of $323 and $935 for the three and nine months of 2009, respectively, and $259 and $646 for the three and nine months of 2008, respectively)	11,258	11,670	34,250	35,026
Gross profit	50,543	49,882	150,406	145,851
Operating expenses:
Sales and marketing (including share-based compensation of $477 and $1,338 for the three and nine months of 2009, respectively, and $289 and $955 for the three and nine months of 2008, respectively)	9,347	10,788	27,443	31,587
Research, development and engineering (including share-based compensation of $217 and $634 for the three and nine months of 2009, respectively, and $215 and $620 for the three and nine months of 2008, respectively)	2,862	3,022	8,685	9,180
General and administrative (including share-based compensation of $1,877 and $5,188 for the three and nine months of 2009, respectively, and $1,228 and $3,771 for the three and nine months of 2008, respectively)	11,667	10,911	33,582	33,360

Total operating expenses	23,876	24,721	69,710	74,127

Operating earnings	26,667	25,161	80,696	71,724

Other-than-temporary impairment losses	—	—	(9,193)	—
Interest and other income, net	20	1,655	477	3,546
Earnings before income taxes	26,687	26,816	71,980	75,270
Income tax expense	7,353	8,054	22,857	22,984
Net earnings	$19,334	$18,762	$49,123	$52,286

Net earnings per common share:
Basic	$0.44	$0.43	$1.12	$1.16
Diluted	$0.43	$0.42	$1.09	$1.13
Weighted average shares outstanding:
Basic	44,126,038	43,479,943	43,840,308	44,955,199
Diluted	45,296,147	45,077,671	44,985,160	46,431,507

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$49,123	$52,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,990	9,678
Share-based compensation	8,095	5,992
Excess tax benefits from share-based compensation	(3,126)	(655)
Provision for doubtful accounts	1,710	2,967
Deferred income taxes	(924)	(1,729)
Loss on disposal of fixed assets	15	20
Other-than-temporary impairment losses	9,193	—
Decrease (increase) in:
Accounts receivable	(803)	(2,983)
Prepaid expenses and other current assets	(737)	1,452
Other assets	(123)	26
(Decrease) increase in:
Accounts payable and accrued expenses	(723)	1,324
Income taxes payable	(724)	(5,299)
Deferred revenue	219	(1,305)
Accrued income tax liability	5,776	5,196
Other	22	(43)
Net cash provided by operating activities	77,983	66,927

Cash flows from investing activities:
Sales of available-for-sale investments	—	36,170
Redemptions/Sales of held-to-maturity investments	—	27,883
Purchase of certificates of deposit	(31,150)	—
Purchases of property and equipment	(1,704)	(2,202)
Acquisition of businesses, net of cash received	(11,915)	(32,435)
Proceeds from sale of assets	1,340	—
Purchases of intangible assets	(3,146)	(2,320)
Net cash (used in) provided by investing activities	(46,575)	27,096

Cash flows from financing activities:
Repurchases of common stock	—	(108,028)
Repurchase of restricted stock	(441)	(417)
Issuance of common stock under employee stock purchase plan	89	153
Exercise of stock options	2,638	1,468
Excess tax benefits from share-based compensation	3,126	655
Net cash provided by (used in) financing activities	5,412	(106,169)

Effect of exchange rate changes on cash and cash equivalents	750	(1,353)

Net increase (decrease) in cash and cash equivalents	37,570	(13,499)
Cash and cash equivalents at beginning of period	150,780	154,220
Cash and cash equivalents at end of period	$188,350	$140,721

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, our accounts receivable reserves were $3.0 million and $2.9 million, respectively. We believe these reserves to be reasonable under the circumstances.

Revenue Recognition

Our subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, we defer the portions of monthly recurring subscription and usage-based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

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

Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”) in measuring fair value and in disclosing fair value measurements.  ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements.

As of September 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

j2 Global complies with the provisions of FASB ASC Topic No. 825, Financial Instruments, (“ASC 825”). ASC 825 permits entities to choose to measure certain financial assets and liabilities at fair value. Furthermore, entities shall report unrealized gains and losses on eligible items for which the fair value option has been elected in earnings at each subsequent reporting date.

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks as existed during late 2007 to the present. At September 30, 2009 and December 31, 2008, our cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency.  The amount insured, however, is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws.  We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2009 presentation. We reclassified certain cash flows within operating activities in the consolidated statements of cash flows.

2.      Recent Accounting Pronouncements

In December 2007, the FASB issued a new accounting guidance regarding business combinations. This guidance found under FASB ASC Topic 805, Business Combinations, which establishes principles and requirements for how the acquirer of a business (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accordingly, we applied such guidance for acquisitions effected subsequent to January 1, 2009.

In December 2007, the FASB issued a new accounting guidance regarding noncontrolling interest. This guidance found under FASB ASC Topic 810, Consolidation, requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. This guidance also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and that any retained noncontrolling equity investment be measured at fair value. Furthermore, this guidance requires that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In March 2008, the FASB issued a new accounting guidance regarding derivative instruments and hedging activities. This guidance found under FASB ASC Topic 815, Derivatives and Hedging, requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. This guidance is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In April 2008, the FASB issued a new accounting guidance regarding intangible assets. This guidance found under FASB ASC Topic 350, Intangibles – Goodwill and Other, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In September 2008, the FASB issued a new accounting guidance regarding credit derivatives and certain guarantees. This guidance found under FASB ASC Topic 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In November 2008, the FASB ratified a new accounting guidance regarding equity method investments. This guidance found under FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In November 2008, the FASB ratified a new accounting guidance regarding defensive intangible assets. This guidance found under FASB ASC Topic 350, Intangibles – Goodwill and Other, clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In April 2009, the FASB issued three related new accounting statements regarding other-than-temporary impairments, a change in interim disclosures and additional guidance related to the determination of fair value in connection with financial instruments. This guidance found under FASB ASC Topic 320, Intangibles – Debt and Equity Securities, FASB ASC Topic 825, Financial Instruments and FASB ASC Topic 820, Fair Value Measurements and Disclosures, are effective for interim and annual reporting periods ending after June 15, 2009. This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model and modify the presentation and frequency of related disclosures. This guidance require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. These accounting statements provide additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. See Note 4 – Investments and Note 5 – Fair Value Measurements.

In April 2009, the FASB issued a new accounting guidance regarding business combinations. This guidance found under FASB ASC Topic 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance as of the beginning of fiscal 2009. We will apply the requirements of this guidance prospectively to any future acquisitions.

In May 2009, the FASB issued a new accounting guidance regarding subsequent events. This guidance found under FASB ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance which is the period ending December 31, 2009.  We are currently evaluating the potential effect on the financial statements.

3.      Business Acquisition

On February 20, 2009, we acquired the digital faxing business of CallWave, Inc., a provider of Internet unified communications solutions.  This acquisition is designed to be accretive and provides us additional customers in the fax market. The consolidated statement of operations and balance sheet as of September 30, 2009 reflects the results of operations of this acquisition. Total consideration for this transaction was $11.9 million in cash including, $0.1 million in assumed liabilities consisting strictly of deferred revenue.  The operations of this acquired business are individually immaterial to our financial position as of the date of the acquisition.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. There was no research and development acquired or written off in connection with the business acquisition.  Transaction costs from this acquisition consist of $7,000 for third party valuation fees expensed in the nine month period ended September 30, 2009 to General and Administrative expense.

4.      Investments

We account for our investments in debt securities in accordance with FASB ASC Topic No. 320, Investments – Debt and Equity Securities, (“ASC 320”). These investments are typically comprised of readily marketable corporate debt securities and auction rate debt and preferred securities. We determine the appropriate classification of our investments at the time of acquisition and evaluate such determination at each balance sheet date. Held-to-maturity securities are those investments which we have the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments we do not intend to hold to maturity and can be sold.  Available-for-sale securities are carried at fair value.  Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

Short-term investments consist primarily of certificate of deposits and are stated at cost, which approximates fair market value.

The following table summarizes our debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	September 30, 2009	December 31, 2008
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	1,346	—
Due 10 years or after	1,604	—

Total	$2,950	$—

The following table summarizes our debt securities designated as held-to-maturity classified by the contractual maturity date of the security (in thousands):

	September 30, 2009	December 31, 2008
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	4,669
Due 10 years or after	—	6,412

Total	$—	$11,081

The following table summarizes our investments designated as trading, available-for-sale and held-to-maturity (in thousands):

	September 30, 2009	December 31, 2008
Trading	$15	$14
Available-for-sale	2,950	—
Held-to-maturity	—	11,081
Total	$2,965	$11,095

The following table summarizes the gross unrealized gains and losses and fair values for investments as of September 30, 2009 and December 31, 2008 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2009
Auction Rate and other Debt Securities	$2,207	$743	$—	$2,950

December 31, 2008
Auction Rate and other Debt Securities	$11,081	$—	$9,224	$1,857

At December 31, 2008, corporate and auction rate debt and preferred securities were recorded as held-to-maturity. The debt securities have stated maturities through 2037.  The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2009. At September 30, 2009, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The table below shows the fair value of investments in held-to-maturity and available-for-sale that have been in an unrealized loss position for less than 12 months or longer as of September 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	Value	losses	Value	losses	Value	losses
September 30, 2009
Debt securities available-for-sale
Auction rate and other Debt securities	$33	$(118)	$—	$—	$33	$(118)

Total debt securities available-for-sale	$33	$(118)	$—	$—	$33	$(118)

December 31, 2008
Debt securities held-to-maturity
Auction rate and other Debt securities	$—	$—	$1,857	$9,224	$1,857	$9,224

Total debt securities held-to-maturity	$—	$—	$1,857	$9,224	$1,857	$9,224

Recognition and Measurement of Other-Than-Temporary Impairment

We regularly review and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, we have assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:
·	the length of time and the extent to which fair value has been below cost;
·	the severity of the impairment;
·	the cause of the impairment and the financial condition and near-term prospects of the issuer;
·	activity in the market of the issuer which may indicate adverse credit conditions; and
·	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Our review for impairment generally entails:
·	identification and evaluation of investments that have indications of possible impairment;
·
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

·
discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

·	documentation of the results of these analyses, as required under business policies.
·	information provided by third party valuation experts

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

During the second quarter 2009, we reclassified certain investments from held-to-maturity to available-for-sale as we intend to sell our corporate and auction rate debt and preferred securities.  We arrived at this conclusion based on the significant erosion in the credit worthiness of the issuers.  Accordingly, we determined that these securities were other-than-temporarily impaired resulting in an impairment loss recognized in earnings of $9.2 million for the nine month period ended September 30, 2009.

5.      Fair Value Measurements

j2 Global complies with the provisions of ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

We measure our cash equivalents and investments at fair value. Our cash equivalents short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented approximately 1% of total assets as of September 30, 2009.

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2009	Level 1	Level 2	Level 3	Fair Value

Cash equivalents, short-term investments and other debt securities	$219,774	$—	$—	$219,774
Auction rate securities	—	—	2,691	2,691

Total	$219,774	$—	$2,691	$222,465

December 30, 2008	Level 1	Level 2	Level 3	Fair Value

Cash equivalents, short-term investments and other debt securities	$150,974	$—	$—	$150,974
Auction rate securities	—	—	1,677	1,677

Total	$150,974	$—	$1,677	$152,651

The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2009 (in thousands):

	Level 3 Financial Assets
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Beginning Balance	$1,995	$11,000
Total gains (losses) - realized/unrealized
Included in earnings	—	(9,005)
Not included in earnings	696	696
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30, 2009	$2,691	$2,691

Total losses for the period included in earnings relating to assets
still held at September 30, 2009	$—	$(9,005)

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

The changes in carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2009 are as follows (in thousands):

	Balance as of January 1, 2009	Additions	Deductions	Amortization	Foreign Exchange Translation	Balance as of September 30, 2009
Goodwill	$72,783	$7,756	$—	$—	$531	$81,070
Intangible assets with indefinite lives	4,081	963	(7)	—	—	5,037
Intangible assets subject to amortization	32,710	6,843	(1,348)	(5,984)	99	32,320
	$109,574	$15,562	$(1,355)	$(5,984)	$630	$118,427

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of September 30, 2009, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.4 years	$26,632	$11,512	$15,120
Technology	5.0 years	3,005	1,410	1,595
Customer relationships	8.3 years	14,985	5,645	9,340
Trade name	16.0 years	8,424	2,159	6,265
Total		$53,046	$20,726	$32,320

In June 2009, j2 Global sold certain non-core intellectual property to a third party for approximately $1.5 million (net of selling and earn-out costs of approximately $0.5 million).  Accordingly, the net proceeds in excess of net book value of the patent assets sold were recorded as other revenue in the amount of approximately $0.7 million within the condensed consolidated statement of operations for the nine month period ended September 30, 2009.  As part of this transaction, we also obtained a fully paid up, perpetual license for use of the related patents through their remaining life.

Amortization expense, included in general and administrative expense, during the three-month periods ended September 30, 2009 and 2008 approximated $2.0 million and $1.5 million, respectively. Amortization expense, included in general and administrative expense, during the nine-month periods ended September 30, 2009 and 2008 approximated $6.0 million and $4.3 million, respectively.  Amortization expense is estimated to approximate $7.7 million, $5.7 million, $4.1 million, $3.7 million and $3.4 million for fiscal years 2009 through 2013, respectively, and $13.7 million thereafter through the duration of the amortization period.

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

8.      Income Taxes

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. As of September 30, 2009, our effective tax rate was 31.8%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $11.7 million in net deferred tax assets as of September 30, 2009 related primarily to net operating loss carryforwards, capital losses, and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During the second quarter of 2009, we incurred a capital loss for book purposes due to the impairment of certain debt securities.  This impairment resulted in a deferred tax asset of $3.7 million.  Due to the fact that a capital loss can only be offset against capital gains for tax purposes, it is more likely than not that some portion or all of the asset will not be realized.  We are therefore recording a valuation allowance of $2.9 million for this asset in the period.

As of September 30, 2009 and December 31, 2008, we had $44.4 million and $38.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was $18.9 million and $24.3 million for the nine months ended September 30, 2009 and 2008, respectively.

We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008 as well as the California Franchise Tax Board for tax years 2005 through 2007. We are also under audit by New York, Illinois, Minnesota and Washington for non-income related taxes.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

9.      Stockholders’ Equity

Common Stock Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program authorizing the repurchase of up to five million shares of our common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. We have accounted for these repurchases using the cost method.  During the three months ended March 31, 2008, we repurchased 3,534,189 shares at an aggregated cost of approximately $75.9 million (including commission fees of $70,700). During the three months ended June 30, 2008, we repurchased 1,001,227 shares at an aggregated cost of approximately $21.4 million (including commission fees of $20,000).  During the three months ended September 30, 2008, we repurchased 464,584 shares at an aggregated cost of approximately $10.7 million (including commission fees of $9,000).  At September 30, 2009 and December 31, 2008, 8,680,568 common shares at an aggregate cost of $112.7 million were held as treasury stock.

10.      Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2009, 3,353,220 shares underlying options and 175,350 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2009, 1,163,101 shares underlying options and 776,231 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,322,930	$11.73
Granted	808,760	18.05
Exercised	(514,820)	5.13
Canceled	(100,549)	28.29
Outstanding at September 30, 2009	4,516,321	13.25	5.3	$48,356,816
Exercisable at September 30, 2009	2,953,340	9.04	3.6	$42,979,290
Vested and expected to vest at September 30, 2009	4,171,467	$12.67	5.0	$47,023,331

For the nine months ended September 30, 2009, we granted 808,760 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2009 and 2008 were $9.89 and $14.27, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2009 and 2008 were $9.3 million and $3.0 million, respectively.

As of September 30, 2009 and December 31, 2008, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $36.5 million and $24.7 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 3.41 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the nine months ended September 30, 2009 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rate as of September 30, 2009 was 14.5%.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	2.35%	3.6%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	54%	56%
Weighted-average volatility	55%	62%

Restricted Stock

We have awarded restricted shares of common stock to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. During the nine months ended September 30, 2009, we granted 730,603 shares of restricted stock. We recognized $1,017,153 and $2,676,325 of related compensation expense in the three and nine months ended September 30, 2009 related to restricted stock awards. As of September 30, 2009, we have unrecognized share-based compensation cost of approximately $15.6 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.91 years.

Restricted stock activity for the nine months ended September 30, 2009 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	319,494	$23.75
Granted	730,603	17.70
Vested	(91,516)	21.42
Canceled	(7,000)	17.19
Nonvested at September 30, 2009	951,581	$19.38

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$323	$259	$935	$646
Operating expenses:
Sales and marketing	477	289	1,338	955
Research, development and engineering	217	215	634	620
General and administrative	1,877	1,228	5,188	3,771
	$2,894	$1,991	$8,095	$5,992

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2009 and 2008, 4,254 and 7,223 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $89,579 and $152,590 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, 1,663,081 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator for basic and diluted net earnings per common share:
Net earnings	$19,334	$18,762	$49,123	$52,286

Denominator:
Weighted-average outstanding shares of common stock	44,126,038	43,479,943	43,840,308	44,955,199
Dilutive effect of:
Employee stock options	942,825	1,541,101	1,062,362	1,434,476
Restricted stock	227,287	56,627	82,490	41,832
Common stock and common stock equivalents	45,296,147	45,077,671	44,985,160	46,431,507

Net earnings per share:
Basic	$0.44	$0.43	$1.12	$1.16
Diluted	$0.43	$0.42	$1.09	$1.13

For the three months ended September 30, 2009 and 2008, there were 617,350 and 671,167 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the nine month period ended September 30, 2009 and 2008, there were 813,359 and 698,650 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.      Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$19,334	$18,762	$49,123	$52,286
Other comprehensive income, before tax:
Foreign currency translation adjustment	135	(3,777)	1,690	(2,263)
Less: Reclassification adjustment for gains included in earnings		(34)		(34)
Reclass from Held-to-Maturity to Available for Sale	—	—	306	—
Amortization of Held-to-Maturity securities loss	—	7	13	22
Unrealized gain on available-for-sale investments	743	—	743	—
Other comprehensive income, before tax	878	(3,804)	2,752	(2,275)
Income tax expense related to items of other
comprehensive income	(242)	1,141	(875)	694
Other comprehensive income, net of tax	636	(2,663)	1,877	(1,581)

Comprehensive income	$19,970	$16,099	$51,000	$50,705

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$52,630	$52,047	$157,707	$152,890
All other countries	9,171	9,505	26,949	27,987
	$61,801	$61,552	$184,656	$180,877

	September 30,	December 31,
	2009	2008
Long-lived assets:
United States	$39,276	$41,763
All other countries	8,850	9,885
	$49,526	$53,048

14.      Subsequent Event

Management has evaluated subsequent events through November 4, 2009, which represents the date that the financial statements were issued.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans 3,500 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used small acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay activation, subscription and usage fees. Activation and subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.3 million telephone numbers deployed as of September 30, 2009, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

We hold multiple United States patents and international counterparts to those patents consisting of thousands of claims covering a range of inventions that incorporate fundamental messaging and communications technologies.  Over the past five years we have engaged in a program of enforcing our patents against third parties using this technology without our permission.  We have also sold non-core patent assets for profit.  Three of our core patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office: (i) U.S. Patent No. 6,350,066 covers retrieval of fax or voice messages directed to an intended recipient via an Internet browser; (ii) U.S. Patent No. 6,208,638 covers transmission of fax or voice messages to an intended recipient via electronic mail as an attachment and (iii) U.S. Patent No. 6,597,688 covers transmission of a message received via the Internet to an intended recipient via facsimile protocol.  We currently have several cases involving these and other patents against several companies in the United States District Court for the Central District of California.  As a result of these core patents successfully existing reexamination proceedings, the stay that had been in place in these pending cases was lifted during the second quarter of 2009.  These cases are now proceeding forward and are in the discovery stage.  For more information on this and other litigation involving j2 Global please see Part II, Item 1. Legal Proceedings.

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

The following table sets forth our key operating metrics for the three and nine months ended September 30, 2009 and 2008 (in thousands, except for percentages and average revenue per paying telephone number):

	September 30,	September 30,
	2009	2008
Free service telephone numbers	9,976	10,357
Paying telephone numbers	1,274	1,199
Total active telephone numbers	11,250	11,556

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Subscriber revenues:
Fixed	$49,781	$47,481	$148,306	$138,333
Variable	11,264	12,985	33,428	38,885
Total subscriber revenues	$61,045	$60,466	$181,734	$177,218

Percentage of total subscriber revenues:
Fixed	81.5%	78.5%	81.6%	78.1%
Variable	18.5%	21.5%	18.4%	21.9%

Revenues:
DID-based	$58,969	$58,440	$175,322	$171,292
Non-DID-based	2,832	3,112	9,334	9,585
Total revenues	$61,801	$61,552	$184,656	$180,877

Average monthly revenue per paying
telephone number(1)	$15.03	$15.87	$15.10	$16.14

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2008 Annual Report on Form 10-K filed with the SEC on February 25, 2009 as amended on March 5, 2009. During the nine months ended September 30, 2009, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2009

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years the fixed portion of our subscriber revenues has contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $61.0 million and $60.5 million for the three months ended September 30, 2009 and 2008, respectively.  Subscriber revenues were $181.7 million and $177.2 million for the nine months ended September 30, 2009 and 2008, respectively. This increase in subscriber revenues was due to an increase in our paying subscriber base. The increase in our base of paying subscribers primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.  The increased revenue as a result of our subscriber base is offset by new subscribers selecting lower priced products and a decrease in usage revenues.

Other Revenues. Other revenues were $0.8 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, other revenues were $2.9 million and $3.7 million, respectively. Other revenues consist primarily of patent sales and licensing revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent licensing revenues resulting from our recent acquisitions of patent licensees and a reduction in advertising revenues due to the general economic environment partially offset by other revenues from the sale of non-core intellectual property during the period.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, sales and other non-income based taxes, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $11.3 million, or 18% of total revenues, and $11.7 million, or 19% of total revenues, for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, cost of revenues was $34.2 million, or 19% of total revenues, and $35.0 million, or 19% of total revenues, respectively.  The decrease in cost of revenues was primarily due to increased efficiency of network operations and customer service.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Sales and marketing expenses were $9.3 million, or 15% of total revenues, and $10.8 million, or 18% of total revenues, for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, sales and marketing expenses were $27.4 million, or 15% of total revenues, and $31.6 million, or 18% of total revenues, respectively.  The decrease in sales and marketing expenses for the three and nine months ended September 30, 2009 was primarily due to more efficient and cost effective marketing opportunities both in the United States and around the world.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.9 million, or 5% of total revenues, and $3.0 million, or 5% of total revenues, for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, research, development and engineering costs were $8.7 million, or 5% of total revenues, and $9.2 million, or 5% of total revenues, respectively.  The decrease in research, development and engineering costs for the three and nine months ended September 30, 2009 compared to the same period in the prior year was primarily due to increased efficiency and synergies from the integration of acquisitions.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.7 million, or 19% of total revenues, and $10.9 million, or 18% of total revenues, for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, general and administrative costs were $33.6 million, or 18% of total revenues, and $33.4 million, or 18% of total revenues, respectively. The increase in expense for the three months ended was primarily due increased amortization resulting from acquisitions and compensation costs offset by decreased professional fee expense.  The increase in the nine months ended was primarily due to increased amortization resulting from acquisitions and compensation costs offset by decreased bad debt and professional fee expenses.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$323	$259	$935	$646
Operating expenses:
Sales and marketing	477	289	1,338	955
Research, development and engineering	217	215	634	620
General and administrative	1,877	1,228	5,188	3,771
	$2,894	$1,991	$8,095	$5,992

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income, net, was zero and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and $0.5 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest and other income, net, was primarily due to losses on foreign currency exchange and a one-time adjustment of certain tax accruals in connection with stock options.

Other-than-temporary impairment losses.  An other-than-temporary impairment occurred in connection with our securities for the nine month period ended September 30, 2009.  As a result, we recorded an impairment of $9.2 million within the condensed consolidated statement of operations.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $7.4 million and $8.1 million for the three months ended September 30, 2009 and 2008, respectively.  Income tax expense for the nine months ended September 30, 2009 and 2008 was $22.9 million and $23.0 million, respectively. Our effective tax rate was approximately 27.6% compared to 30.0% and 31.8% compared to 30.5% for the three and nine months ended September 30, 2009 and 2008, respectively.  The decrease in expense for the three and nine months ended is primarily due to a change in the state apportionment factor during the third quarter and an increase in foreign income as a percentage of total income offset by the impairment of debt and preferred securities in the amount of $9.2 million which is not deductible for income tax purposes for the year.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2009, we had cash and investments of $222.5 million compared to cash and investments of $161.9 million at December 31, 2008. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions. At September 30, 2009, cash and investments consisted of cash and cash equivalents of $188.4 million, short-term investments of $31.2 million and long-term investments of $3.0 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate debt and preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intend to sell these securities.  Accordingly, we have reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the condensed consolidated statement of operations.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the lack of liquidity of these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to September 30, 2009.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $78.0 million and $66.9 million for the nine months ended September 30, 2009 and 2008, respectively. Our operating cash flows resulted primarily from cash received from our subscribers. Our cash and cash equivalents and short-term investments were $219.5 million at September 30, 2009.

Net cash (used in) provided by investing activities was approximately ($46.6) million and $27.1 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash used in investing activities was primarily attributable to the purchase of certificates of deposit and business acquisitions. For the nine months ended September 30, 2008, net cash used in investing activities was primarily attributable to the sales of available-for-sale investments and net redemptions and sales of held-to-maturity investments.

Net cash provided by (used in) financing activities was approximately $5.4 million and ($106.2) million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net cash provided by financing activities was primarily attributable to the excess tax benefits from share-based compensation and the exercise of stock options.  For the nine months ended September 30, 2008, net cash used in financing activities was primarily attributable to the repurchase of our common stock, partially offset by the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2009:

	Payments Due in
	(in thousands)
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Operating leases	$450	$432	$226	$214	$187	$690	$2,199
Telecom services and co-location facilities	1,907	6,909	1,026	—	—	—	9,842

	$2,357	$7,341	$1,252	$214	$187	$690	$12,041

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$58,969	$58,440	$175,322	$171,292
Less other revenues	1,515	2,223	4,759	6,932
Total paying telephone number revenues	$57,454	$56,217	$170,563	$164,360

Average paying telephone number monthly
revenue (total divided by number of months)	$19,151	$18,739	$18,951	$18,262

Number of paying telephone numbers
Beginning of period	1,274	1,163	1,236	1,064
End of period	1,274	1,199	1,274	1,199

Average of period	1,274	1,181	1,255	1,131

Average monthly revenue per paying telephone number(1)	$15.03	$15.87	$15.10	$16.14

(1) Due to rounding, individual numbers may not add.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2009, we had investments in debt securities with effective maturities greater than one year of approximately $2.9 million. Such investments had a weighted average yield of approximately 2.49%. Based on our cash and cash equivalents and short and long-term investment holdings as of September 30, 2009, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.2 million.

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

Foreign exchange gains and losses were not material to our earnings for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, translation adjustments amounted to approximately $0.1 million and $1.7 million, respectively. As of September 30, 2009, cumulative translation adjustments included in other comprehensive income amounted to approximately $(1.9) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Open Text Corporation and its Captaris business (“Open Text”), Integrated Global Concepts, Inc. (“IGC”), Venali, Inc. (“Venali”), Protus IP Solutions, Inc. (“Protus”), EasyLink Services International Corp. (“EasyLink”), Comodo Group, Ltd. (“Comodo”) and Packetel, Inc. (“Packetel”).  Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office.

Open Text, Venali, Protus, EasyLink, Comodo and Packetel have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text has also asserted a counterclaim purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200.  Open Text is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, an injunction against further violations, and attorneys’ fees and costs.  All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion.  Since our three core patents successfully exited reexamination proceedings, the stay that had been in place in these pending cases was lifted during the second quarter of 2009, and discovery is underway.

In July 2005, one of our affiliates filed a separate case against Venali in the United States District Court for the Central District of California, asserting infringement of several other U.S. patents. Venali filed various counterclaims against us and our affiliate on December 27, 2006, which included antitrust counterclaims related in substantial part to the patent infringement claims by our affiliate against Venali. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On November 3, 2008, the court granted our summary judgment motion on Venali’s remaining counterclaims, which alleged antitrust violations based on our enforcement of our patents. We have appealed the non-infringement ruling in the case to the United States Court of Appeals for the Federal Circuit. The appeal has been briefed and argued but no decision has issued.  Venali did not appeal the dismissal of its counterclaims.

On May 12, 2003, we filed an application to register the eFax mark on the United States Patent and Trademark Office (“USPTO”) Principal Register, which the USPTO approved and published for opposition.  In July 2005, Protus filed an opposition proceeding before the USPTO Trademark Trial and Appeal Board seeking to prevent such registration.  In the opposition proceeding, Protus claims that the mark is generic or merely descriptive and not entitled to registration.  On September 1, 2005, we responded to Protus’ Notice of Opposition.  The parties are engaged in discovery.  Trial before the Trademark Trial and Appeal Board is set to conclude on September 15, 2010.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels, and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. The parties are engaged in discovery. Trial is currently set for January 18, 2011.

On September 15, 2006, one of our affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On October 11, 2007, IGC filed counterclaims against us and several other parties, which the court ordered IGC to replead on April 23, 2008. IGC filed amended counterclaims on May 13, 2008, alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims, and on August 28, 2008, we moved to stay the action pending the appeal in the 2005 case against Venali, described above, which involves the same patents and claims at issue in the IGC action. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”). Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. On May 17, 2007, we filed a request with the USPTO for reexamination of the ’004 Patent, which request was granted on July 27, 2007. On August 20, 2007, the court granted our motion to stay the action pending the reexamination.  The USPTO recently issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the USPTO granted the reexamination request. On February 12, 2009, the USPTO finally rejected the reexamined claims, and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection.  Bear Creek filed its appeal on September 16, 2009.  We filed our response to Bear Creek’s appeal on October 14, 2009 and are awaiting an answer from the USPTO examiner.  On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination.

In November 2008, we and one of our affiliates filed a lawsuit against Zilker Ventures, LLC and Choosewhat.com, LLC (collectively, “Zilker”) in the United States District Court for the Central District of California alleging infringement of our eFax trademark and for false advertising in violation of § 43(a) of the Lanham Act and California’s Business and Professions Code §17200 et seq. We are seeking an accounting for Zilker’s profits, our lost profits, attorney fees, interest and costs, as well as a permanent injunction against Zilker’s trademark infringement and false advertising activities.  On December 23, 2008, Zilker filed a counterclaim seeking a declaration that our eFax trademark is generic or merely descriptive and not entitled to trademark protection or registration and that Zilker’s use of the eFax mark was a fair use. Zilker is seeking to recover attorney fees and costs in addition to declaratory relief.  On September 14, 2009, Zilker filed a motion for summary judgment that it did not infringe our eFax mark, did not engage in false advertising, and on its claim for a declaration that our eFax mark is generic or merely descriptive.  We responded to the motion on September 21, 2009. We are awaiting a decision from the Court.  Trial is currently set for November 24, 2009.

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

j2 Global Communications, Inc.

Date November 4, 2009	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date November 4, 2009	By:	/s/ KATHLEEN M. GRIGGS
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