Form 10-K
period 2009-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2010-02-23
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $695,301,411. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2010, the registrant had 45,176,381 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 6, 2010 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 73 pages with the Index to Exhibits located on page 65.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,500 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay, subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.2 million telephone numbers deployed as of December 31, 2009, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, Onebox, and eVoice. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services and introducing new services.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. During 2009, we completed the acquisition of the digital faxing business and certain intellectual property of CallWave, Inc., a provider of Internet unified communications solutions, and the email business of Quexion, LLC. During 2008, we completed four acquisitions: (a) fax assets of Mediaburst Limited, a UK-based provider of messaging services, (b) all of the outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (c) assets of Mailwise, LLP, a U.S.-based provider of email services, and (d) assets of Mijanda, Inc., a U.S.-based provider of fax and voice services. During 2007, we completed two acquisitions: (a) assets of YAC Limited, a provider of messaging services primarily in the United Kingdom, and (b) the RapidFAX digital fax business of Easylink Services International Corporation.

Through a combination of internal technology development and acquisitions, we have built a patent portfolio consisting of multiple U.S. and foreign patents and numerous pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled Patents and Proprietary Rights contained in Item 1 of this Annual Report on Form 10-K.

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

We currently offer integrated solutions designed to replace or augment individual and corporate messaging and communication services. We tailor our solutions to satisfy the differing needs of our customers. Our paid services allow a subscriber to select a local telephone number from among more than 3,500 cities around the world. Toll-free U.S. and Canadian telephone numbers are also available, as are premium rate numbers in various countries in Western Europe. In addition, our services enhance the ability of businesses to provide messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following services and solutions:

Fax

eFax offers desktop faxing services. Various tiers of service provide increasing levels of features and functionality. Our eFax Plus® and eFax ProTM services allow a subscriber to choose either a toll-free telephone number that covers both the U.S. and Canada or a local telephone number from among more than 3,500 cities worldwide. This service level enables subscribers to receive inbound fax messages in their email inboxes, access these messages via a full-featured Web-based email interface and send digital documents to any fax number in the world directly from their desktops. This service offering is also localized in many international currencies and the following languages, including Chinese (Cantonese), Dutch, French, German, Italian, Polish, Portuguese and Spanish, among others.

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

eFax DeveloperTM offers high-volume, production fax solutions. Designed for quick and simple integration with application environments, eFax Developer provides inbound and outbound fax services through a secure XML interface. Enhanced features such as bar-code recognition, dynamic retries and high speed transmission are included and accessible 24/7/365. Robust fax capabilities can easily be implemented through simple software development kits or through a universal web post solution. eFax Developer provides the scaling power of an outside fax service with the flexibility of an internal server without requiring additional equipment, supplies or expertise.

eFax BroadcastTM and jBlast® offer cost-effective solutions for high-volume outbound faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world. Customers do not need special computer equipment, expensive fax boards or multiple phone lines. These services also enable customers to accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

We have alternative desktop faxing solutions that are offered under a variety of brands and pricing plans geared primarily toward the individual or small business user.  We also offer limited versions of certain services on a free basis.

Voice

eVoice ReceptionistTM and Onebox ReceptionistTM are virtual PBX solutions that provide small and medium-sized businesses on-demand voice communications services, featuring a toll-free or local company telephone number, a professionally-produced auto-attendant and menu tree. With these services, a subscriber can assign departmental and individual extensions that can connect to multiple U.S. or Canadian telephone numbers, including traditional land-line telephones as well as mobile and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services and improving efficiency by delivering voicemails in both native audio format and as transcribed text.

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

Email

Electric Mail® is an outsourced hosted email service that we offer to businesses. Electric Mail develops and delivers email and related solutions that are hosted offsite and seamlessly integrate into a customer’s existing email system. The services include Electric WebMailTM, E-mmunityTM virus scanning, SpamSMARTTM SPAM filtering, and VaultSMARTTM /PolicySMARTTM archiving which delivers a secure, scalable email archiving and customizable compliance tools to correspond with a company’s retention policy.

Global Network and Operations

We have multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and a remote disaster recovery facility. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence for our customers from among more than 3,500 cities in 46 countries on six continents. Our network covers all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. For financial information about geographic areas, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

We obtain telephone numbers from various local carriers throughout the U.S. and internationally. Our ability to continue to acquire additional telephone numbers in desired locations in the future will depend on our relationships with our local carriers, our ability to pay market prices for such telephone numbers, our ability to secure telephone numbers from among growing number of alternate providers and the regulatory environment. Please refer to the sections entitled Government Regulation and Risk Factors contained in Item 1 and 1A, respectively, of this Annual Report on Form 10-K.

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

Our most popular solutions relate to faxing, including the ability to deliver faxes to our customers via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Open Text Corporation as well as publicly traded and privately-held application service providers, such as Premiere Global Services, Inc. and Easylink Services International Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

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

We have a portfolio of multiple U.S. and foreign patents and have numerous pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. Three of our core U.S. patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office. We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.

Over the past five years we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against several companies. In each case, we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorneys’ fees, interest and costs.

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, eFax Corporate and the eFax Corporate logo, eVoice and the eVoice logo, Onebox and the Onebox logo and Electric Mail and the Electric Mail logo, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “jconnect.com”, “fax.com”, “j2.com”, “j2global.com”, “onebox.com”, “electricmail.com”, “efaxcorporate.com” and “evoice.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business related to the Internet and telecommunications, including, among others, those addressing privacy, data protection, indecency, obscenity, defamation, libel, pricing, taxation, telephone numbers, advertising, intellectual property and technological convergence. We face risks from proposed legislation or new interpretations of existing legislation that could occur in the future, and as Internet services and telecommunications services converge or the services we offer expand, we may face increased domestic or foreign regulation in areas such as delivery of broadband services, inter-carrier compensation and continued regulation of competition.

Some of our service providers are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we generally are not subject to direct regulation by any governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations.

Continued regulation arising from telephone number administration may also make it more difficult for us to obtain necessary numbering resources. For example, several years ago the FCC conditionally granted requests by California and Connecticut to adopt special area codes for unified messaging. Although neither State has implemented such area codes, if they or other states do so our ability to compete in those states could be adversely affected. Similar regulation has occurred internationally (e.g., Germany prohibits issuing a local telephone number to anyone without a physical presence in the area) and may continue to be enacted in additional locations in the future. As a user of toll-free numbers and an organization that requests such numbers from the national numbers database, we are subject to the FCC's rules regarding warehousing, hoarding, and porting of toll-free numbers.  Failure to comply with such rules could result in substantial fines and penalties.

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

The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” and has held numerous fax broadcasters liable for violating the Telephone Consumer Protection Act of 1991 (“TCPA”), the Junk Fax Prevention Act of 2005 (“Junk Fax Act”) and related FCC rules. Entities that merely transmit facsimile messages on behalf of others may face FCC inquiry and enforcement, civil litigation or private causes of action if they have a high degree of involvement in transmitting junk faxes or have actual notice of illegal junk fax transmissions and failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc. For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled Legal Proceedings.

We are subject to a range of federal, state and foreign laws regarding privacy, protection of user data, data breaches, and retention of certain data elements. Any failure on our part to comply with these laws may subject us to significant liabilities. Complying with these varying requirements could cause us to incur additional costs and change our business practices. We also face risks due to potential Internet neutrality laws and regulations as to the services and sites that users can access through their broadband service providers.

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

We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $11.7 million, $12.0 million and $11.8 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2009, we had approximately 400 employees, the majority of whom are in the U.S.

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

Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current weakness in the credit markets and in the broader mortgage market and the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors and their usage levels of our services decline, we experienced and may continue to experience a decrease in our average usage per subscriber and, therefore, a decrease in our average variable revenue per subscriber. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and profitability.

Increased numbers of credit and debit card declines as a result of decreased availability of credit and/or a weak economy which continues to experience heightened levels of unemployment could lead to a decrease in our revenues or rate of revenue growth.

A significant number of our paid subscribers pay for their services through credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies, which continue to experience heightened levels of unemployment, has resulted in and may continue to result in increased numbers of rejected credit and debit card payments. We believe this has resulted in and may continue to result in increased customer cancellations and decreased customer signups. This also has required and may continue to require us to increase our reserves for doubtful accounts and write-offs of accounts receivables. The foregoing may adversely impact our revenues and profitability.

Our financial results may be adversely impacted by higher-than-expected tax rates or exposure to additional tax liabilities.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory rates and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged or we may find tax-beneficial intercompany transactions to be uneconomical, either of which may have a significant impact on our effective tax rate.

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

We may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008. In addition, we are under audit by the California Franchise Tax Board for tax years 2005 through 2007 and by the Illinois Department of Revenue for 2005 and 2006. We are also under audit by various other states for non-income related taxes.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income and other tax-related reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

If we experience excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people use our services using stolen credit cards, we could incur substantial third party vendor costs for which we may not be reimbursed.  We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card companies may change the merchant standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Currently, a significant number of our users authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in significant liability to us, cause considerable harm to us and our reputation and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

From time to time we are subject to litigation or claims, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. We are unable to predict the outcome of our currently pending cases. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings.

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled Competition contained in Item 1 of this Annual Report on Form 10-K. In addition, some of our competitors include major companies with much greater resources and significantly larger subscriber bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.

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

The TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC may take enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations. We are currently involved in litigation involving alleged violations of the TCPA with Protus IP Solutions, Inc. For more information about this lawsuit, see Item 3 of this Annual Report on Form 10-K entitled Legal Proceedings.

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

In addition, for calls placed to certain of our European telephone numbers we receive revenue share payments from the local telecommunications carrier. The per minute rates applicable to these "calling party pays" telephone numbers is subject to foreign laws and regulations. A reduction in the permitted per minute rates would reduce our revenues and could cause us to restrict our service offerings.

For more information regarding telecommunications regulation that may affect our business, please see Item 1 of this Annual Report on Form 10-K entitled Government Regulation.

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

For example, several years ago the FCC conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to complete in that state or nation if materially affecting our ability to acquire telephone numbers for our operations or making our services less attractive due to unavailability of telephone numbers with a local geographic identity.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax and/or voicemail to email and unified messaging services, has increased and may continue to increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and our inability to acquire sufficient telephone numbers to accommodate our future growth. For more information regarding telecommunications regulation that may affect our ability to obtain telephone numbers, please see Item 1 of this Annual Report on Form 10-K entitled Government Regulation.

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

We are subject to regulations relating to data privacy, security and retention.

Many U.S. states and foreign jurisdictions have passed laws in the area of data privacy, security and retention. The costs of compliance with these laws may increase in the future as a result of laws that conflict from country to country, changes in those laws, changes in the interpretations or interpretations that are not consistent with our current data protection practices. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs, increase service or delivery costs or otherwise harm our business. Failure to comply with these and other international data privacy, security and retention laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

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

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our growth we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or prospective customers to sign up with or to switch to our competitors’ services. Moreover, we have experienced, and may continue to experience, an overall reduction in our average revenue per subscriber due to a combination of a shift in the mix of products sold and reduced usage from customers. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions, our average revenue per subscriber and/or subscriber usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers, decline in average revenue per subscriber, decline in customer retention rates or decline in the size of our overall customer base may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Future sales of our common stock may negatively affect our stock price.

As of February 16, 2010, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2009, we were leasing approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires in January 2010 which was extended through January 31, 2020.  We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in British Columbia; California; Hong Kong; Illinois; and Ireland.

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

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Open Text Corporation and its Captaris business (“Open Text”), Integrated Global Concepts, Inc. (“IGC”), Venali, Inc. (“Venali”), Protus IP Solutions, Inc. (“Protus”), EasyLink Services International Corp. (“EasyLink”) and Packetel, Inc. (“Packetel”).  In January 2010 we settled our patent infringement suit against Comodo Group, Ltd.  Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office.

Open Text, Venali, Protus, EasyLink and Packetel have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text and Protus have also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200.  Open Text and Protus are seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, injunctions against further violations, and attorneys’ fees and costs.  All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion.  Discovery in all of these cases is underway.  Trial is currently scheduled to begin March 1, 2011.  We are also pursuing claims against Protus in Canada based on Canadian patents and Protus has asserted similar anti-competition claims against us in response.

In July 2005, one of our affiliates filed a separate case against Venali in the United States District Court for the Central District of California, asserting infringement of several other U.S. patents. Venali filed various counterclaims against us and our affiliate on December 27, 2006, which included antitrust counterclaims related in substantial part to the patent infringement claims by our affiliate against Venali. On May 11, 2007, the court entered a claim construction order regarding the disputed terms of the patents-in-suit. On August 12, 2008, the court granted Venali’s motion for summary judgment of non-infringement. On November 3, 2008, the court granted our summary judgment motion on Venali’s remaining counterclaims, which alleged antitrust violations based on our enforcement of our patents. We appealed the non-infringement ruling in the case to the United States Court of Appeals for the Federal Circuit. On January 22, 2010, the Federal Circuit issued a decision affirming the District Court’s grant of summary judgment of non-infringement.  Venali did not appeal the dismissal of its antitrust counterclaims.

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

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims  alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims, and on August 28, 2008, we moved to stay the action pending the appeal in the 2005 case against Venali, described above, which involves the same patents and claims at issue in the IGC action. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of the Venali appeal.  On January 29, 2010, we gave the Court notice of the Federal Circuit’s decision in the Venali appeal, thereby lifting the stay.  No further proceedings have occurred thus far.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004 (the “ ’004 Patent”). Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. On May 17, 2007, we filed a request with the USPTO for reexamination of the ’004 Patent, which request was granted on July 27, 2007. On August 20, 2007, the court granted our motion to stay the action pending the reexamination.  On October 1, 2009, the USPTO issued a Notice of Intent to Issue a Reexamination Certificate confirming the claims of the ’004 Patent.  On December 1, 2009, the Court lifted the stay.  Discovery is ongoing in this case.  Trial is currently scheduled to begin March 14, 2011.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008 we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the USPTO granted the reexamination request. On February 12, 2009, the USPTO finally rejected the reexamined claims, and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection.  Bear Creek filed its appeal on September 16, 2009.  We filed our response to Bear Creek’s appeal on October 14, 2009 and are awaiting an answer from the USPTO examiner.  On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

In November 2008, we and one of our affiliates filed a lawsuit against Zilker Ventures, LLC and Choosewhat.com, LLC (collectively, “Zilker”) in the United States District Court for the Central District of California alleging infringement of our eFax trademark and for false advertising in violation of § 43(a) of the Lanham Act and California’s Business and Professions Code §17200 et seq. The lawsuit sought an accounting for Zilker’s profits, our lost profits, attorney fees, interest and costs, as well as a permanent injunction against Zilker’s trademark infringement and false advertising activities.  On December 23, 2008, Zilker filed a counterclaim seeking a declaration that our eFax trademark is generic or merely descriptive and not entitled to trademark protection or registration and that Zilker’s use of the eFax mark was a fair use. Zilker sought to recover attorney fees and costs in addition to declaratory relief.  On September 14, 2009, Zilker filed a motion for summary judgment that it did not infringe our eFax mark, did not engage in false advertising, and on its claim for a declaration that our eFax mark is generic or merely descriptive.  On November 4, 2009, the Court denied the motion.  On November 13, 2009, the case was dismissed pursuant to a settlement agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	High	Low
Year ended December 31, 2009
First Quarter	$21.89	$16.26
Second Quarter	24.80	20.18
Third Quarter	24.53	20.35
Fourth Quarter	22.29	19.28
Year ended December 31, 2008
First Quarter	24.00	18.59
Second Quarter	26.80	20.91
Third Quarter	26.97	21.30
Fourth Quarter	22.96	13.74

Holders

We had 302 registered stockholders as of February 16, 2010. That number excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,480,591	$13.17	4,203,637
Equity compensation plans not approved by security holders	—	—	—
Total	4,480,591	$13.17	4,203,637

The number of securities remaining available for future issuance includes 2,542,110 and 1,661,527 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Telecommunications Index and an index of companies that j2 Global has selected as its peer group. The peer group index included in the performance graph consists of: deltathree, Inc., Easylink Services International Corporation (formerly Easylink Services Corporation), C2 Global Technologies, Inc. (formerly I-Link Corporation), iBasis, Inc. and Premiere Global Services, Inc. (formerly PTEK Holdings, Inc.). We believe that the peer group index provides a representative group of companies in the outsourced messaging and communications industry. Measurement points are December 31, 2004 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2009. The graph assumes that $100 was invested on December 31, 2004 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. No dividends have been declared or paid on j2 Global’s common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

[PERFORMANCE GRAPH IS SET FORTH ON THE FOLLOWING PAGE]

		Peer Group	NASDAQ
Measurement Date	j2 Global	Composite Index	Telecom Index
Dec-04	$100.00	$100.00	$100.00
Mar-05	$99.48	$104.66	$91.77
Jun-05	$99.83	$105.06	$93.40
Sep-05	$117.16	$83.82	$96.90
Dec-05	$123.88	$79.16	$92.79
Mar-06	$136.23	$83.20	$113.90
Jun-06	$180.99	$86.16	$97.47
Sep-06	$157.51	$89.12	$104.34
Dec-06	$157.97	$91.47	$118.55
Mar-07	$160.70	$112.07	$119.78
Jun-07	$202.32	$120.87	$131.54
Sep-07	$189.74	$119.56	$145.89
Dec-07	$122.72	$116.04	$129.42
Mar-08	$129.39	$107.06	$115.28
Jun-08	$133.33	$103.44	$117.22
Sep-08	$135.36	$102.13	$101.30
Dec-08	$116.17	$56.09	$73.79
Mar-09	$126.90	$53.96	$76.11
Jun-09	$130.78	$68.34	$94.87
Sep-09	$133.39	$62.04	$107.18
Dec-09	$117.97	$66.42	$109.39

Item 6.       Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related Notes contained in this Annual Report on Form 10-K and the information contained herein in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results. All share numbers and per share amounts have been retroactively restated to reflect our May 2006 two-for-one stock split effected in the form of a stock dividend.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$245,571	$241,513	$220,697	$181,079	$143,941
Cost of revenues	44,730	46,250	43,987	36,723	29,844
Gross profit	200,841	195,263	176,710	144,356	114,097
Operating expenses:
Sales and marketing	37,006	41,270	38,768	30,792	23,025
Research, development and engineering	11,657	12,031	11,833	8,773	7,134
General and administrative	45,275	44,028	39,683	38,754	23,464
Loss on disposal of long-lived asset	2,442	—	—	—	—
Total operating expenses	96,380	97,329	90,284	78,319	53,623
Operating earnings	104,461	97,934	86,426	66,037	60,474
Other income and expenses:
Gain on sale of investment	—	—	—	—	9,808
Other-than-temporary impairment losses	(9,343)
Interest and other income	3,100	4,778	9,272	7,269	3,416
Interest and other expense	(439)	(559)	(237)	(74)	(76)
Total other income and expenses	(6,682)	4,219	9,035	7,195	13,148
Earnings before income taxes	97,779	102,153	95,461	73,232	73,622
Income tax expense	30,952	29,591	27,000	20,101	23,004
Net earnings	$66,827	$72,562	$68,461	$53,131	$50,618
Net earnings per common share:
Basic	$1.52	$1.63	$1.40	$1.08	$1.05
Diluted	$1.48	$1.58	$1.35	$1.04	$0.99
Weighted average shares outstanding:
Basic	43,936,194	44,609,174	48,953,483	49,209,129	48,224,818
Diluted	45,138,001	45,937,506	50,762,007	51,048,995	51,171,794

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$197,411	$150,780	$154,220	$95,605	$36,301
Working capital	227,538	142,123	193,794	165,207	107,938
Total assets	414,001	322,040	350,409	288,160	221,944
Other long-term liabilities	2,094	1,022	59	—	149
Total stockholders’ equity	336,172	249,980	282,614	254,741	202,255

_______________

Cash Dividends

No cash dividends were paid for the years presented.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in Item 1A in this Annual Report on Form 10-K entitled Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2010.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,500 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.2 million telephone numbers deployed as of December 31, 2009, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $233.4 million from $205.3 million for the three-year period ending December 31, 2009. The primary reason for this increase was a 20% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics for the years ended December 31, 2009, 2008 and 2007 (in thousands except for percentages and average revenue per paying telephone number):

	December 31,
	2009	2008	2007
Free service telephone numbers	9,910	10,363	10,874
Paying telephone numbers	1,275	1,236	1,064
Total active telephone numbers	11,185	11,599	11,938

	Year Ended December 31,
	2009	2008	2007
Subscriber revenues:
Fixed	$197,918	$186,459	$162,099
Variable	44,004	50,382	50,230
Total subscriber revenues	$241,922	$236,841	$212,329

Percentage of total subscriber revenues:
Fixed	81.8%	78.7%	76.3%
Variable	18.2%	21.3%	23.7%

Revenues:
DID-based	$233,443	$228,984	$205,290
Non-DID-based	12,128	12,529	15,407
Total revenues	$245,571	$241,513	$220,697

Average monthly revenue per paying telephone number (1)	$15.09	$15.96	$16.75

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

Revenue.   Our revenue consists substantially of monthly recurring and usage-based subscription fees. In accordance with GAAP, we defer the portions of monthly recurring and usage-based subscription fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Investments.  We account for our investments in debt securities in accordance with FASB ASC Topic No. 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. These j2 Global investments are typically comprised primarily of readily marketable corporate debt securities, auction rate debt, preferred securities and certificates of deposits. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income on our consolidated statement of operations. All securities are accounted for on a specific identification basis. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

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

We measure our cash equivalents and investments at fair value. Our cash equivalents and short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2009.

Share-Based Compensation Expense.  j2 Global complies with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.  We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

Long-lived and Intangible Assets.  We account for long-lived assets in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software will not provide any future benefit.  Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009.  Total disposals of long-lived assets for the year ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, zero and $0.2 million, respectively.

Goodwill and Purchased Intangible Assets.    We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2009, 2008 and 2007 and noted no impairment. Consequently, no impairment charges were recorded.

Income Taxes.   We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable.

Income Tax Contingencies.  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

Effective January 1, 2007, the FASB issued new accounting guidance regarding uncertain income tax positions. This guidance found under FASB ASC Topic 740, Income Taxes, provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of operations. At January 1, 2007, we had $25.0 million in liabilities for uncertain income tax positions, including $6.1 million recognized under FASB ASC Topic No. 450, Contingencies (“ASC 450”) and carried forward from prior years and an additional charge of $18.9 million to retained earnings. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008. In addition, we are under audit by the California Franchise Tax Board for tax years 2005 through 2007 and by the Illinois Department of Revenue for 2005 and 2006. We are also under audit by various other states for non-income related taxes.   It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for the periods. However, it is not possible to estimate the amount, if any, of such change. We adequately establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Non-Income Tax Contingencies.  In accordance with the provisions of ASC 450, we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information. The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2009, we had $0.8 million of non-income tax related contingent liabilities.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Policies of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007

Revenues	100%	100%	100%
Cost of revenues	18	19	20
Gross profit	82	81	80
Operating expenses:
Sales and marketing	15	17	18
Research, development and engineering	5	5	5
General and administrative	18	18	18
Loss on disposal of long-lived asset	1	—	—
Total operating expenses	39	40	41
Operating earnings	43	41	39
Other-than-temporary impairment losses	4	—	—
Interest and other income	1	2	4
Interest and other expense	—	1	—
Earnings before income taxes	40	42	43
Income tax expense	13	12	12
Net earnings	27%	30%	31%

Revenues

Subscriber Revenues.  Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component that is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues has contributed an increasing percentage to our subscriber revenues of 82%, 79% and 76% for 2009, 2008 and 2007, respectively. Subscriber revenues were $241.9 million, $236.8 million and $212.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in the number of our paying subscribers. The increase in our base of paying subscribers was primarily the result of new sign-ups derived from subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing spend for acquisition of paying subscribers, international sales and business acquisitions, in each case net of cancellations.

Other Revenues.  Other revenues were $3.6 million, $4.7 million and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our customers on behalf of advertisers. The decrease in other revenues from 2008 to 2009 resulted primarily from lower licensing revenues due to the Company acquiring licensees and reduced advertising revenues as customers have lowered spending in 2009. The decrease in other revenues from 2007 to 2008 resulted primarily from a $2.0 million paid up patent license fee relating to past periods, earned during 2007, as well as lower advertising revenues in 2008.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $44.7 million, or 18% of revenues, $46.3 million, or 19% of revenues, and $44.0 million, or 20% of revenues, for the years ended December 31, 2009, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues decreased from 2007 to 2008 to 2009 primarily due to increased efficiency of network operations and customer service.

Operating Expenses

Sales and Marketing.  Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the year ended December 31, 2009, 2008 and 2007 was $28.3 million, $30.3 million and $28.0 million, respectively. Total sales and marketing expense was $37.0 million, or 15% of revenues, $41.3 million, or 17% of revenues, and $38.8 million, or 18% of revenues, for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in sales and marketing expenses as a percentage of revenues from 2008 to 2009 was primarily due to more efficient and cost effective marketing opportunities both in the United States and around the world.  While sales and marketing expense as a percentage of revenues decreased from 2007 to 2008, the increase in absolute dollars over this period was due primarily to increased international marketing and additional marketing in new brands and in our voice services.

Research, Development and Engineering.  Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering expense was $11.7 million, or 5% of revenues, $12.0 million, or 5% of revenues, and $11.8 million, or 5% of revenues, for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease in research, development and engineering costs from 2008 to 2009 was primarily due to increased efficiency and synergies from the integration of acquisitions. The increase in research, development and engineering costs from 2007 to 2008 was primarily due to an increase in personnel costs associated with new personnel from businesses acquired in fiscal 2007 and 2008, and increased costs to maintain our existing services, accommodate our service enhancements, develop and implement additional service features and functionality and continue to bolster our infrastructure security.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative expense was $45.3 million, or 18% of revenues, $44.0 million, or 18% of revenues, and $39.7 million, or 18% of revenues, for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in general and administrative expense from 2008 to 2009 was primarily due to increased amortization resulting from acquisitions and compensation costs offset by decreased bad debt and professional fee expenses.  The increase in general and administrative expense from 2007 to 2008 was primarily attributable to bad debt expense, legal expense, share-based compensation expense and related payroll tax expense and depreciation and amortization.

Loss on disposal of long-lived asset.  During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software will not provide any future benefit. Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009.  Total disposals of long-lived assets for the year ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, zero and $0.2 million, respectively.

Share-Based Compensation

The following table represents the share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$1,263	$901	$668

Operating expenses:
Sales and marketing	1,818	1,268	1,187
Research, development and engineering	853	803	771
General and administrative	7,084	5,014	4,788
	$11,018	$7,986	$7,414

Non-Operating Income and Expenses

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short and long-term investments. Interest and other income amounted to $3.1 million, $4.8 million and $9.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in interest and other income from 2008 to 2009 was primarily due to falling interest rates offset by the gain on sale of an auction rate security in the amount of $1.8 million. The decrease in interest and other income from 2007 to 2008 was due to falling interest rates and a decrease in investment balances as a result of repurchases of j2 Global shares and business acquisitions.

Interest and Other Expense.  Our interest and other expense amounted to $0.4 million, $0.6 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest and other expense was primarily related to realized losses from foreign currency transactions from 2007 through 2009.

Other-than-temporary impairment losses.  An other-than-temporary impairment occurred in connection with our securities for the year ended December 31, 2009. During the second quarter of 2009, we recorded an impairment of $9.2 million within the consolidated statement of operations. During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations.

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

As of December 31, 2009, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $5.3 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2009 and 2008, we had available unrecognized state research and development tax credits of $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law new tax legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. Despite the Company having taxable income in 2008 and 2009, the Company was not permitted to utilize its California NOLs generated in prior years to offset this taxable income for purposes of determining the applicable California income tax due.  Current law reinstates use of NOLs in tax years beginning on or after January 1, 2010.

Income tax expense amounted to $31.0 million, $29.6 million and $27.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our effective tax rates for 2009, 2008 and 2007 were 32%, 29% and 28%, respectively. The increase in our annual effective income tax rate from 2008 to 2009 was primarily attributable to the capital loss for book purposes due to the impairment of certain debt securities and related valuation allowance.  The increase in our annual effective income tax rate from 2007 to 2008 was primarily attributable to an increase in the proportion of our taxable income being sourced in the U.S. and subject to higher tax rates than in foreign jurisdictions, and decreases in tax-exempt interest income.

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

The amount of income taxes we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with FASB ASC Topic 740, Income Taxes, (“ASC 740”). We recorded an additional liability for unrecognized tax benefits of $8.2 million in accordance with ASC 740 for the year ended December 31, 2009. We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008. In addition, we are under audit by the California Franchise Tax Board for tax years 2005 through 2007 and by the Illinois Department of Revenue for 2005 and 2006. We are also under audit by various other states for non-income related taxes.  Our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2009, we had total cash and investments of $243.7 million compared to total cash and investments of $161.9 million at December 31, 2008. The increase in cash and investments resulted primarily from cash provided by operations offset by purchases of available-for-sale investments, certificates of deposit and cash acquisitions of businesses. Total cash and investments consists of cash and cash equivalents of $197.4 million, short-term investments of $31.4 million and long-term investments of $14.9 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate debt preferred securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and available-for-sale, thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consists of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the fourth quarter of 2007, as a result of such failed auctions, we reclassified certain short-term available-for-sale investments of $11.4 million to long-term held-to-maturity investments and had an unrealized loss of $0.3 million in accumulated other comprehensive income/(loss) in our consolidated financial statements. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intended to sell these securities. Accordingly, we reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the consolidated statement of operations. During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. During the fourth quarter of 2009, we sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million which was recorded within interest and other income in the consolidated statement of operations. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2009.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $101.8 million, $90.7 million and $94.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within Prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $7.2 million and $3.1 million at December 31, 2009 and 2008, respectively. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $228.8 million, $150.8 million and $208.5 million at December 31, 2009, 2008 and 2007, respectively.

We currently anticipate that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, investment requirements and commitments.

Net cash (used in) provided by investing activities was $(61.4) million, $14.9 million and $(7.0) million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities in 2009 was primarily attributable to the purchase of available-for-sale investments, certificates of deposit and cash acquisitions of businesses. Net cash provided by investing activities in 2008 was primarily attributable to the proceeds of sales of available-for-sale and held to maturity investments, offset by cash acquisitions of businesses. Net cash used in investing activities in 2007 was primarily attributable to purchases of investments, acquisitions of businesses, purchases of property and equipment and purchases of intangible assets, offset by proceeds from sales and maturities of investments.

Net cash provided by (used in) financing activities was $5.4 million, $(104.9) million and $(29.9) million for the years ended 2009, 2008 and 2007, respectively. Net cash provided by financing activities in 2009 was primarily attributable to proceeds from the exercise of stock options and excess tax benefit from share-based compensation.  Net cash used by financing activities in 2008 was primarily attributable to the repurchase of our common stock, partially offset by proceeds from the exercise of stock options and excess tax benefit from share-based compensation. For 2007, net cash used by financing activities was primarily comprised of repurchases of our common stock offset by proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
	(In thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating leases (a)	$1,596	$3,305	$3,416	$8,722	$17,039
Telecom services and co-location facilities (b)	8,134	2,142	271	—	10,547
Computer software and related services (c)	195	407	8	—	610
Holdback payment (d)	1,169	—	—	—	1,169
Other (e)	421	1	—	—	422
	$11,515	$5,855	$3,695	$8,722	$29,787

(a) These amounts represent undiscounted future minimum rental commitments under noncancellable leases.
(b) These amounts represent service commitments to various telecommunication providers.
(c) These amounts represent software license commitments.
(d) These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions for further details.)
(e) These amounts primarily represent certain marketing and consulting arrangements.

As of December 31, 2009, our noncurrent liability for uncertain tax positions was $46.8 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. We have not drawn down any amounts under the Credit Agreement.  See Note 8 - Commitments and Contingencies for further details regarding the Credit Agreement.

Calculation of Average Revenue per Paying Telephone Number

	December 31,
	2009	2008	2007
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$233,443	$228,984	$205,290
Less other revenues	(6,096)	(8,797)	(7,232)

Total paying telephone number revenues	$227,347	$220,187	$198,058

Average paying telephone number monthly revenue (total divided by number of months)	$18,946	$18,349	$16,505

Number of paying telephone numbers

Beginning of period	1,236	1,064	907
End of period	1,275	1,236	1,064

Average of period	1,256	1,150	985

Average monthly revenue per paying telephone number (1)	$15.09	$15.96	$16.75

(1) Due to rounding, individual numbers may not recalculate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2010.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio typically comprised of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2009, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short and long-term investments are typically comprised primarily of readily marketable corporate debt securities, auction rate debt, preferred securities and certificates of deposit. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of December 31, 2009 and 2008, we had investments in debt securities with effective maturities greater than one year of approximately $14.9 million and $11.1 million, respectively.  Such investments had a weighted-average yield of 2.1% and 3.8% as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008 we had cash and short term cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $197.4 million and $150.8 million respectively. Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2009, an immediate 100 basis point decline in interest rates would decrease our annual interest income by $2.0 million.

As of January 5, 2009, we entered into the Credit Agreement with Lender to be used for working capital and general corporate purposes (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). If we were to borrow from the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and losses were not material to our earnings in 2009, 2008 or 2007. For the years ended December 31, 2009, 2008 and 2007, translation adjustments amounted to $1.7 million, $(6.8) million and $2.1 million, respectively. As of December 31, 2009, cumulative translation adjustments included in other comprehensive income amounted to $(1.8) million.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of j2 Global Communications, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Accounting Standards Codification (ASC) Topic No. 805, “Business Combinations,” and ASC Topic No. 820, “Fair Value Measurements and Disclosures,” on January 1, 2009, and ASC Topic No. 320, “Investments – Debt and Equity Securities,” on June 30, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2010, expressed an unqualified opinion on the effectiveness of j2 Global Communications, Inc. and subsidiaries’ internal control over financial reporting.

/s/ SINGER LEWAK LLP

Los Angeles, California
February 23, 2010

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands, except share amounts)

	2009	2008
ASSETS

Cash and cash equivalents	$197,411	$150,780
Short-term investments	31,381	14
Accounts receivable, net of allowances of $3,077 and $2,896, respectively	11,928	14,083
Prepaid expenses and other current assets	13,076	6,683
Deferred income taxes	2,657	2,958
Total current assets	256,453	174,518

Long-term investments	14,887	11,081
Property and equipment, net	13,366	18,938
Goodwill	81,258	72,783
Other purchased intangibles, net	39,091	36,791
Deferred income taxes	8,717	7,787
Other assets	229	142
Total assets	$414,001	$322,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$15,941	$16,915
Income taxes payable	1,563	1,800
Deferred revenue	11,411	13,680
Total current liabilities	28,915	32,395

Accrued income tax liability	46,820	38,643
Other long-term liabilities	2,094	1,022
Total liabilities	77,829	72,060

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2009 and 2008; total issued 52,907,691 and 52,305,293 shares at December 31, 2009 and 2008, respectively, and total outstanding 44,227,123 and 43,624,725 shares at December 31, 2009 and 2008, respectively	529	523
Additional paid-in capital	147,619	131,185
Treasury stock, at cost (8,680,568 shares at December 31, 2009 and 2008, respectively)	(112,671)	(112,671)
Retained earnings	301,670	234,843
Accumulated other comprehensive loss	(975)	(3,900)
Total stockholders’ equity	336,172	249,980
Total liabilities and stockholders’ equity	$414,001	$322,040

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share and per share data)

	2009	2008	2007
Revenues:
Subscriber	$241,922	$236,841	$212,329
Other	3,649	4,672	8,368
	245,571	241,513	220,697

Cost of revenues (including share-based compensation of $1,263, $901 and $668 in 2009, 2008 and 2007, respectively)	44,730	46,250	43,987

Gross profit	200,841	195,263	176,710

Operating expenses:
Sales and marketing (including share-based compensation of $1,818, $1,268 and $1,187 in 2009, 2008 and 2007, respectively)	37,006	41,270	38,768
Research, development and engineering (including share-based compensation of $853, $803, and $771 in 2009, 2008 and 2007, respectively)	11,657	12,031	11,833
General and administrative (including share-based compensation of $7,084, $5,014 and $4,788 in 2009, 2008 and 2007, respectively)	45,275	44,028	39,683
Loss on disposal of long-lived asset	2,442	—	—
Total operating expenses	96,380	97,329	90,284
Operating earnings	104,461	97,934	86,426
Other income (expenses):
Other-than-temporary impairment losses	(9,343)	—	—
Interest and other income	3,100	4,778	9,272
Interest and other expense	(439)	(559)	(237)
Total other income (expenses)	(6,682)	4,219	9,035

Earnings before income taxes	97,779	102,153	95,461
Income tax expense	30,952	29,591	27,000

Net earnings	$66,827	$72,562	$68,461
Net earnings per common share:
Basic	$1.52	$1.63	$1.40
Diluted	$1.48	$1.58	$1.35
Weighted average shares outstanding:
Basic	43,936,194	44,609,174	48,953,483
Diluted	45,138,001	45,937,506	50,762,007

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share amounts)

							Accumulated
							other
	Common stock		Additional	Treasury stock		Retained	comprehensive	Stockholders’
	Shares	Amount	paid-in capital	Shares	Amount	earnings	income/(loss)	equity

Balance, December 31, 2006	53,449,368	$535	$144,935	(4,131,224)	$(4,647)	$112,735	$1,183	$254,741
Comprehensive income:
Adoption of FIN 48	—	—	—	—	—	(18,915)	—	(18,915)
Net earnings	—	—	—	—	—	68,461	—	68,461
Foreign currency translation	—	—	—	—	—	—	2,111	2,111
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(345)	(345)
Comprehensive income	—	—	—	—	—	49,546	1,766	51,312
Exercise of stock options	776,273	7	7,693	—	—	—	—	7,700
Issuance of common stock under employee stock purchase plan	9,282	—	266	—	—	—	—	266
Tax benefit of stock option exercises and restricted stock	—	—	3,608	—	—	—	—	3,608
Repurchase of common stock	—	—	(42,349)	(1,529,100)	(15)	—	—	(42,364)
Repurchase of restricted stock	(9,784)	—	(63)	—	—	—	—	(63)
Issuance of restricted stock, net	100,794	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,414	—	—	—	—	7,414
Balance, December 31, 2007	54,325,933	543	121,503	(5,660,324)	(4,662)	162,281	2,949	282,614
Comprehensive income:
Net earnings	—	—	—	—	—	72,562	—	72,562
Foreign currency translation	—	—	—	—	—	—	(6,751)	(6,751)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(98)	(98)
Comprehensive income	—	—	—	—	—	72,562	(6,849)	65,713
Exercise of stock options	226,760	2	1,827	—	—	—	—	1,829
Issuance of common stock under employee stock purchase plan	9,632	—	182	—	—	—	—	182
Tax benefit of stock option exercises and restricted stock	(313,288)	(3)	150	—	—	—	—	147
Repurchase of common stock	—	—	—	(5,000,000)	(108,009)	—	—	(108,009)
Repurchase of restricted stock	(19,024)	—	(462)	—	—	—	—	(462)
Retirement of treasury stock	(2,000,000)	(20)	—	1,979,756	—	—	—	(20)
Issuance of restricted stock, net	75,280	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,986	—	—	—	—	7,986
Balance, December 31, 2008	52,305,293	523	131,185	(8,680,568)	(112,671)	234,843	(3,900)	249,980
Comprehensive income:
Net earnings	—	—	—	—	—	66,827	—	66,827
Foreign currency translation	—	—	—	—	—	—	1,746	1,746
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	1,179	1,179
Comprehensive income	—	—	—	—	—	301,670	2,925	69,752
Exercise of stock options	523,290	5	2,703	—	—		—	2,708
Issuance of shares under Employee stock purchase plan	5,808	—	120	—	—	—	—	120
Vested restricted stock	95,266	1	(1)	—	—	—	—	—
Repurchase of restricted stock	(21,966)	—	(469)	—	—	—	—	(469)
Share based compensation	—	—	11,018	—	—	—	—	11,018
Excess tax benefit on share based compensation	—	—	3,063	—	—	—	—	3,063
Balance, December 31, 2009	52,907,691	529	147,619	(8,680,568)	(112,671)	301,670	(975)	336,172

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$66,827	$72,562	$68,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,707	13,177	10,134
Share-based compensation	11,018	7,986	7,414
Excess tax benefit from share-based compensation	(3,063)	(1,565)	(4,731)
Provision for doubtful accounts	2,378	2,815	780
Deferred income taxes	(629)	(2,908)	212
Loss/(Gain) on disposal of fixed assets	2,529	(6)	229
Loss on trading securities	4	418	—
Gain on available-for-sale investment	(1,812)	—	—
Other-than-temporary impairment losses	9,343	—	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(6)	(1,809)	(3,886)
Prepaid expenses and other current assets	(2,253)	1,403	(133)
Other assets	(35)	46	(201)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,677)	(994)	(2,580)
Income taxes payable	(1,161)	(5,633)	9,672
Deferred revenue	(537)	(2,118)	2,991
Accrued income tax liability	8,178	7,399	5,898
Other	22	(57)	(53)
Net cash provided by operating activities	101,833	90,716	94,207
Cash flows from investing activities:
Purchases of available-for-sale investments	(12,900)	—	(311,003)
Sales of available-for-sale investments	2,706	36,170	279,088
Purchases of held-to-maturity investments	—	—	(26,498)
Redemptions/Sales of held-to-maturity investments	—	27,881	78,954
Purchase of certificates of deposit	(31,372)	—	—
Purchases of property and equipment	(3,251)	(2,507)	(10,315)
Proceeds from the sale of property and equipment	—	25	—
Acquisition of businesses, net of cash received	(12,500)	(42,825)	(11,165)
Purchases of intangible assets	(5,472)	(3,818)	(6,038)
Proceeds from sale of intangible assets	1,340	—	—
Net cash provided by (used in) investing activities	(61,449)	14,926	(6,977)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(470)	(108,492)	(42,427)
Issuance of common stock under employee stock purchase plan	120	183	266
Exercise of stock options	2,708	1,829	7,700
Excess tax benefits on from share-based compensation	3,063	1,565	4,731
Repayment of other long-term liabilities	—	—	(153)
Net cash provided by (used in) financing activities	5,421	(104,915)	(29,883)
Effect of exchange rate changes on cash and cash equivalents	826	(4,167)	1,268
Net (decrease) increase in cash and cash equivalents	46,631	(3,440)	58,615
Cash and cash equivalents at beginning of year	150,780	154,220	95,605
Cash and cash equivalents at end of year	$197,411	$150,780	$154,220

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,500 cities in 46 countries across six continents. We have created this network, and continuously seek to expand it, through negotiation with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity. In addition to growing our business internally, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

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

(c)      Allowances for Doubtful Accounts

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

(e)      Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”) in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial assets and liabilities and non-financial assets and liabilities.

As of December 31, 2009 and 2008, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

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

(h)      Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2009 and December 31, 2008, our cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency. The amount insured, however, is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions, which is not insured.

(i)      Foreign Currency

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

(j)      Property and Equipment

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

(k)      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from two to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if we believe indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. We completed the required impairment review at the end of 2009, 2008 and 2007 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(l)      Long-Lived Assets

We account for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”) which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

We assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software will not provide any future benefit.  Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009.  Total disposals of long-lived assets for the year ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, zero and $0.2 million, respectively.

(m)     Income Taxes

Our income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction and the carryforward periods available to us for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of operations.

(n)      Share-Based Compensation

We account for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter.  We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

We account for option grants to non-employees in accordance with FASB ASC Topic No. 505, Equity, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

(o)      Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting outstanding shares assuming any dilutive effects of options and restricted stock calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock results in a greater dilutive effect on net earnings per share. Incremental shares of 1,201,807, 1,328,332 and 1,808,524 in 2009, 2008 and 2007, respectively, were used in the calculation of diluted earnings per common share.

(p)      Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(q)      Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery and handling of fax, voice and email messages and communications via the telephone and/or Internet networks.

(r)      Comprehensive Income

Comprehensive income is calculated in accordance with FASB ASC Topic No. 220, Comprehensive Income, which requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Our accumulated other comprehensive income/(loss) at December 31, 2009 and 2008 consisted primarily of foreign currency translation adjustments of $(1.8) million and $(3.6) million, respectively and unrealized gain/(loss) on available-for-sale investments of $0.9 million and ($0.3) million, respectively.

(s)      Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2009, 2008 and 2007 was $28.3 million, $30.3 million and $28.0 million, respectively.

(t)      Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance regarding business combinations. This guidance, found under FASB ASC Topic 805, Business Combinations, establishes principles and requirements for how the acquirer of a business (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accordingly, we applied such guidance for acquisitions effected subsequent to January 1, 2009.

In December 2007, the FASB issued new accounting guidance regarding noncontrolling interest. This guidance, found under FASB ASC Topic 810, Consolidation, requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of operations. This guidance also requires that changes in the parent’s ownership interest be accounted for as equity transactions if a subsidiary is deconsolidated and that any retained noncontrolling equity investment be measured at fair value. Furthermore, this guidance requires that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and noncontrolling owners. The provisions of this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance regarding derivative instruments and hedging activities. This guidance, found under FASB ASC Topic 815, Derivatives and Hedging, requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. This guidance is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In April 2008, the FASB issued new accounting guidance regarding intangible assets. This guidance, found under FASB ASC Topic 350, Intangibles – Goodwill and Other, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under FASB ASC Topic 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In November 2008, the FASB ratified new accounting guidance regarding equity method investments. This guidance, found under FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not currently have any investments that are accounted for under the equity method. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In November 2008, the FASB ratified new accounting guidance regarding defensive intangible assets. This guidance, found under FASB ASC Topic 350, Intangibles – Goodwill and Other, clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In April 2009, the FASB issued three related new accounting statements regarding other-than-temporary impairments, a change in interim disclosures and additional guidance related to the determination of fair value in connection with financial instruments. This guidance found under FASB ASC Topic 320, Investments – Debt and Equity Securities, FASB ASC Topic 825, Financial Instruments and FASB ASC Topic 820, Fair Value Measurements and Disclosures, are effective for interim and annual reporting periods ending after June 15, 2009. This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, changes the existing impairment model and modifies the presentation and frequency of related disclosures. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. These accounting statements provide additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to  normal  market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. See Note 4 – Investments and Note 5 – Fair Value Measurements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under FASB ASC Topic 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance as of the beginning of fiscal 2009. We will apply the requirements of this guidance prospectively to any future acquisitions.

In May 2009, the FASB issued new accounting guidance regarding subsequent events. This guidance found under FASB ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification is not expected to change GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2009 presentation. We reclassified certain cash flows within operating activities in the consolidated statements of cash flows.

3.      Business Acquisitions

During 2009, we completed two acquisitions, each of which were individually and collectively immaterial to our financial position at the dates of acquisition: (1) the digital faxing business and certain intellectual property of CallWave, Inc., a provider of Internet unified communications solutions and (2) the email business of Quexion, LLC.

These acquisitions are designed to be accretive and to provide us additional customers in the digital fax and email markets. The consolidated statement of operations and balance sheet as of December 31, 2009 reflects the results of operations of these acquired entities. Total consideration for these transactions was $12.8 million in cash, including acquisition costs, plus $0.1 million in assumed liabilities consisting strictly of deferred revenue. The operations of these acquired businesses were individually immaterial to our financial position as of the dates of the asquisitions.

The following table summarizes the allocation of the aggregate purchase price of both 2009 acquisitions as follows (in thousands):

Asset	Valuation
Customer Relationships	$2,524
Deferred Revenue	(106)
Goodwill	8,046
Other Intangible Assets	367
Other Assets	95
Patents and Patent Licenses	1,824

Total	$12,750

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. No purchased research and development assets were acquired or written off in regard to these transactions.  Transaction costs from these acquisitions consist of approximately $15,000 for third party valuation fees expensed in the year ended December 31, 2009 to General and Administrative expense.

During 2008, we completed four acquisitions, each of which were individually immaterial to our financial position at the dates of acquisition: (1) certain assets of Mediaburst Limited (“Mediaburst”), a UK-based provider of messaging services, (2) all outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (3) certain assets of Mailwise, LLP, a U.S.-based provider of email services, and (4) assets of Mijanda, Inc., a U.S.-based provider of fax and voice services.  Total consideration for these transactions was $45.6 million in cash, including acquisition costs, plus $0.9 million in assumed liabilities.  In connection with certain of these 2008 acquisitions, we are obligated to make additional cash payments if certain contractual obligations are met consisting primarily of a holdback amount of $1.8 million and customer conversion payments, in an immaterial amount in all circumstances, to be paid upon the successful conversion of customers to our product platforms. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $44.2 million, of which $8.7 million was allocated to identifiable intangible assets and $35.5 million was allocated to goodwill.

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

We accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of j2 Global since the date of each respective acquisition. For 2009 acquisitions, the results of operations for these entities during periods prior to our acquisition were not material to our consolidated results of operations and, accordingly, pro forma results of operations have not been presented.

4.       Investments

Short-term investments of $31.3 million consist primarily of certificate of deposits and are stated at cost, which approximates fair market value.

The following table summarizes our debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	December 31, 2009	December 31, 2008
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	12,833	—
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,054	—

Total	$14,887	$—

The following table summarizes our debt securities designated as held-to-maturity classified by the contractual maturity date of the security (in thousands):

	December 31, 2009	December 31, 2008
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	—	—
Due within more than 5 years but less than 10 years	—	4,669
Due 10 years or after	—	6,412

Total	$—	$11,081

The following table summarizes our investments designated as trading, available-for-sale and held-to-maturity (in thousands):

	December 31, 2009	December 31, 2008
Trading	$9	$14
Available-for-sale	14,887	—
Held-to-maturity	—	11,081
Total	$14,896	$11,095

The following table summarizes the gross unrealized gains and losses and fair values for investments as of December 31, 2009 and December 31, 2008 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2009
Auction Rate and other Debt Securities	$13,996	$891	$—	$14,887

December 31, 2008
Auction Rate and other Debt Securities	$11,081	$—	$9,224	$1,857

At December 31, 2008, corporate and auction rate debt and preferred securities were recorded as held-to-maturity. The debt securities have stated maturities through 2037.  The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2009. At December 31, 2009, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The table below shows the fair value of investments in held-to-maturity and available-for-sale that have been in an unrealized loss position for less than 12 months or longer as of December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	Value	losses	Value	losses	Value	losses

December 31, 2008
Debt securities held-to-maturity
Auction rate and other Debt securities	$—	$—	$1,857	$9,224	$1,857	$9,224

Total debt securities held-to-maturity	$—	$—	$1,857	$9,224	$1,857	$9,224

There were no investments that have been in an unrealized loss position for less than 12 months or longer as of December 31, 2009.

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

·	documentation of the results of these analyses, as required under business policies; And

·	information provided by third party valuation experts.

For these securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.

For these securities, credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparables method where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. The cash flow model incorporates actual cash flows on the auction rate securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term.  These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premium, among others.

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

During the second quarter of 2009, we reclassified certain investments from held-to-maturity to available-for-sale as we intend to sell our corporate and auction rate debt and preferred securities.  We arrived at this conclusion based on the significant erosion in the credit worthiness of the issuers.  Accordingly, we determined that these securities were other-than-temporarily impaired resulting in an impairment loss recognized in earnings of $9.2 million for the year ended December 31, 2009.

During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million for the year ended December 31, 2009.  During the fourth quarter of 2009, we sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million which was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2009.

5.          Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial assets and liabilities and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

We measure our cash equivalents and investments at fair value. Our cash equivalents short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads, illiquidity risk premium, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2009.

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis (in thousands):

December 31, 2009	Level 1	Level 2	Level 3	Fair Value

Cash equivalents, short-term investments and other debt securities	$241,898	$—	$—	$241,898
Auction rate securities	—	—	1,781	1,781

Total	$241,898	$—	$1,781	$243,679

December 31, 2008	Level 1	Level 2	Level 3	Fair Value

Cash equivalents, short-term investments and other debt securities	$150,974	$—	$—	$150,974

Total	$150,974	$—	$—	$150,974

The following table provides a summary of changes in fair value of our Level 3 financial assets as of December 31, 2009 (in thousands):

Level 3 Financial Assets
Year Ended December 31, 2009

Beginning Balance	$—
Total gains (losses) - realized/unrealized
Included in earnings (other than temporary impairment)	(9,343)
Not included in earnings	1,053
Purchases, issuances and settlements	—
Sales	(1,117)
Transfers in and/or out of Level 3	11,188
Balance, December 31, 2009	$1,781

Total losses for the period included in earnings relating to assets still held at December 31, 2009	$(5,419)

Losses associated with other-than-temporary impairments are recorded as a component of other income.  Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.       Property and Equipment

Property and equipment, stated at cost, at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Computers and related equipment	$38,980	$51,465
Furniture and equipment	714	1,221
Capital leases	—	569
Leasehold improvements	2,964	2,962
	42,658	56,217
Less: Accumulated depreciation and amortization	(29,292)	(37,279)
Total property and equipment, net	$13,366	$18,938

Depreciation and amortization expense was $6.7 million, $6.6 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in accumulated amortization for each of the years ended December 31, 2008 is $0.6 million related to capital leases.

During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software will not provide any future benefit.  Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009.  Total disposals of long-lived assets for the year ended December 31, 2009, 2008 and 2007 was approximately $2.5 million, zero and $0.2 million, respectively.

7.       Goodwill and Intangible Assets

Pursuant to SFAS 142, we completed the annual impairment review of our goodwill and indefinite-lived intangible assets for the years 2009, 2008 and 2007. We concluded that the fair values of our goodwill and indefinite-life intangible assets were in excess of their carrying values as of December 31, 2009, 2008 and 2007. Consequently, no impairment charges were recorded.

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2009 were as follows (in thousands):

	Balance as of January 1, 2009	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2009
Goodwill	$72,783	$7,952	$—	$—	$523	$81,258
Intangible assets with indefinite lives	4,081	2,994	—	(6)	—	7,069
Intangible assets subject to amortization	32,710	8,586	(8,034)	(1,349)	109	32,022
Total	$109,574	$19,532	$(8,034)	$(1,355)	$632	$120,349

The changes in carrying amounts of goodwill and other intangible assets for the year ended December 31, 2008 were as follows (in thousands):

	Balance as of January 1, 2008	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2008
Goodwill	$39,452	$34,958	$—	$—	$(1,627)	$72,783
Intangible assets with indefinite lives	2,384	1,697	—	—	—	4,081
Intangible assets subject to amortization	26,836	12,447	(6,094)	—	(479)	32,710
Total	$68,672	$49,102	$(6,094)	$-	$(2,106)	$109,574

As of December 31, 2009, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.9 years	$27,675	$12,720	$14,955
Technology	4.8 years	3,007	1,550	1,457
Customer relationships	7.9 years	15,024	6,064	8,960
Trade name	14.2 years	9,079	2,429	6,650
Total		$54,785	$22,763	$32,022

As of December 31, 2008, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.5 years	24,282	$8,942	$15,340
Technology	5.0 years	2,986	974	2,012
Customer relationships	8.5 years	12,468	3,840	8,628
Trade name	16.0 years	8,276	1,546	6,730
Total		$48,012	$15,302	$32,710

Expected amortization expense for intangible assets subject to amortization at December 31, 2009, are as follows (in thousands):

Fiscal Year:
2010	$6,451
2011	4,355
2012	3,820
2013	3,353
2014	3,076
Thereafter	10,967
Total expected amortization expense	$32,022

In June 2009, j2 Global sold certain non-core intellectual property to a third party for approximately $1.5 million (net of selling and earn-out costs of approximately $0.5 million).  Accordingly, the net proceeds in excess of net book value of the patent assets sold were recorded as other revenue in the amount of approximately $0.7 million within the consolidated statement of operations for the year ended December 31, 2009.  As part of this transaction, we also obtained a fully paid up, perpetual license for use of the related patents through their remaining life.

Amortization expense was $8.0 million, $6.1 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.     Commitments and Contingencies

Litigation

We are involved with various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. For additional information on litigation matters, see Part I, Item 3. Legal Proceedings.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement provides for a $25.0 million revolving line of credit with a $2.5 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until January 5, 2011, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of j2 Global at either:

•   LIBOR plus a margin equal to 1.50% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or
•   the “Base Rate”, defined as the highest of (i) the reference rate in effect as determined per the agreement, (ii) the federal funds rate in effect as determined per the agreement plus a margin equal to 0.5% and (iii) the 1 month LIBOR rate.

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

Pursuant to the Credit Agreement, Phone People Holdings Corporation, a wholly-owned U.S. subsidiary of j2 Global, entered into a Continuing Guaranty (the “Guaranty”) in favor of Lender, pursuant to which it guaranteed all of the obligations of j2 Global under the Credit Agreement and is payable upon demand of the Lender. Future significant subsidiaries based in the U.S. will also be required to guaranty j2 Global’s obligations under the Credit Agreement. “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of the j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended. Also pursuant to the Credit Agreement, we entered into a Security Pledge Agreement whereby j2 Global granted to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global. We will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

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

Leases

We lease certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2021. Future minimum lease payments at December 31, 2009, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Operating Leases
Fiscal Year:
2010	$1,596
2011	1,579
2012	1,726
2013	1,697
2014	1,719
Thereafter	8,722
Total minimum lease payments	$17,039

Rental expense for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $2.1 million and $1.6 million, respectively.

9.      Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$29,614	$27,716	$21,764
State	1,618	3,389	3,557
Foreign	348	1,394	1,467
Total current	31,580	32,499	26,788

Deferred:
Federal	(766)	(2,255)	136
State	84	(751)	141
Foreign	53	98	(65)
Total deferred	(629)	(2,908)	212

Total provision	$30,951	$29,591	$27,000

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.1	1.7	2.5
Foreign rate differential	(15.7)	(15.0)	(15.1)
Tax contingency reserve	8.4	7.2	6.3
Valuation Allowance	2.0	—	—
Other	0.9	0.1	(0.4)
Effective tax rates	31.7%	29.0%	28.3%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,497	$2,705
Tax credit carryforwards	779	808
Accrued expenses	432	618
Allowance for bad debt	1,097	1,070
Share-based compensation expense	4,158	3,506
Basis difference in intangible assets	2,964	2,695
Impairment of investments	2,430	176
Gain on sale of intangible assets	447	766
Deferred revenue	1,224	821
Other	1,272	1,519
	17,300	14,684
Less: Valuation Allowance	(2,255)	—
Total deferred tax assets	$15,045	$14,684

Deferred tax liabilities:
State taxes	$(878)	$(907)
Basis difference in fixed assets	(2,008)	(2,212)
Prepaid insurance	(259)	(281)
Intangible amortization	(525)	(539)
Total deferred tax liabilities	$(3,670)	$(3,939)

Net deferred tax assets	$11,375	$10,745

We had approximately $15.0 million and $14.7 million in deferred tax assets as of December 31, 2009 and 2008, respectively, related primarily to net operating loss carryforwards, capital losses and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During 2009, we incurred a capital loss for book purposes due to the impairment of certain debt securities.  This impairment resulted in a deferred tax asset of $2.4 million.  Due to the fact that a capital loss can only be offset against capital gains for tax purposes, it is more likely than not that some portion or all of the asset will not be realized.  We recorded a valuation allowance of $2.3 million for this asset.

As of December 31, 2009, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $5.3 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2021 for the federal and 2014 for the state. In addition, as of December 31, 2009 and 2008, we had state research and development tax credits of $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law new tax legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. Despite the Company having taxable income in 2008 and 2009, the Company was not permitted to utilize its California NOLs generated in prior years to offset this taxable income for purposes of determining the applicable California income tax due. Current law reinstates use of NOLs in tax years beginning on or after January 1, 2010.

Certain tax payments are prepaid during the year and included within Prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $7.2 million and $3.1 million at December 31, 2009 and 2008, respectively.

Uncertain Income Tax Positions

We accrued liabilities for uncertain income tax positions in accordance with the requirements  As of January 1, 2007, we had $25.0 million in liabilities for uncertain income tax positions, including $6.1 million other tax contingencies carried forward from prior years and an additional charge of $18.9 million recognized to retained earnings. During 2009, we recognized a net increase of $8.2 million in liabilities and at December 31, 2009 had $46.8 million in liabilities for uncertain income tax positions. Included in this liability amount were $3.4 million accrued for related interest, net of federal income tax benefits and $65,000 for related penalties recorded in income tax expense on our consolidated statement of operations.

The reconciliation of our unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2009	$36,225
Increases related to positions taken in 2009	7,122
Balance at December 31, 2009	$43,347

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions that are reasonably possible to occur in the next 12 months.

As of December 31, 2009, 2008 and 2007, U.S. income taxes have not been assessed on $83.8 million, $85.5 million and $82.8 million, respectively, of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely.

During 2009, 2008 and 2007, we recorded tax benefits of $4.0 million, $2.0 million and $3.6 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of our income tax liability and an increase in equity, respectively.

We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008. In addition, we are under audit by the California Franchise Tax Board for tax years 2005 through 2007 and by the Illinois Department of Revenue for 2005 and 2006. We are also under audit by various other states for non-income related taxes.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not now possible to estimate the amount, if any, of such change.

10.    Stockholders’ Equity

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

11.    Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and  2001 Employee Stock Purchase Plan (each is described below).

(a)	Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Plan

In November 1997, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan (the “1997 Plan”), which was twice amended and restated. The 1997 Plan terminated in 2007, although stock options and restricted stock issued under the 1997 Plan continue to be governed by it. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan.

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

At December 31, 2009, 2008 and 2007, options to purchase 2,939,410, 3,107,845, and 2,827,439 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $8.96, $6.83 and $4.77, respectively. Stock options generally expire after 10 years and vest over a four- to five-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	4,639,614	$8.58
Granted	682,100	$30.44
Exercised	(776,273)	$9.92
Canceled	(162,267)	$24.26
Options outstanding at December 31, 2007	4,383,174	$11.19
Granted	344,453	$22.42
Exercised	(226,760)	$8.05
Canceled	(177,937)	$23.74
Options outstanding at December 31, 2008	4,322,930	$11.73
Granted	808,760	$18.05
Exercised	(523,290)	$5.18
Canceled	(127,809)	$28.00
Options outstanding at December 31, 2009	4,480,591	$13.17	5.1	$38,210,492
Exercisable at December 31, 2009	2,939,410	$8.96	3.4	$35,747,850
Vested and expected to vest at December 31, 2009	4,174,144	$12.65	4.8	$37,628,033

For the year ended December 31, 2009, we granted 808,760 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management and board members. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted–average grant-date fair value of options granted during the years 2009, 2008 and 2007 was $9.89, $13.89 and $20.53, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $9.4 million, $3.4 million and $14.8 million, respectively.

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $7.4 million, $13.5 million and $4.6 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $1.8 million and $7.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $3.0 million, $3.3 million and $3.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $0.55 to $34.73, with a weighted-average remaining contractual life of 3.17 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2009	Weighted Average Exercise Price
$0.55	3,500	1.01	$0.55	3,500	$0.55
0.94	930,798	1.99	0.94	930,798	0.94
1.03 – 3.53	521,438	1.15	2.09	521,438	2.09
4.47 – 9.55	585,516	3.67	8.43	585,516	8.43
11.43 – 16.90	47,494	5.85	14.26	31,494	14.53
17.19	641,000	9.18	17.19	—	—
18.77	788,600	5.67	18.77	583,400	18.77
20.15 – 26.39	520,145	8.33	22.37	106,424	22.72
28.50 – 33.54	412,100	7.43	31.43	164,840	31.43
34.73	30,000	7.56	34.73	12,000	34.73
$0.55 – $34.73	4,480,591	5.10	$13.17	2,939,410	$8.96

At December 31, 2009, there were 3,513,034 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

The following table summarizes j2 Global’s nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,215,085	$11.09
Granted	808,760	9.89
Vested	(379,102)	19.51
Canceled	(103,562)	19.45
Nonvested at December 31, 2009	1,541,181	$14.08

As of December 31, 2009, there was $18.9 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 3.17 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on historical volatility of j2 Global’s common stock. We elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.5% and 16.8% as of December 31, 2009 and 2008, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk free interest rate	2.4%	3.4%	4.5%
Expected term (in years)	6.5	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.9%	62.3%	72.7%

Share-Based Compensation Expense

The following table represents the share-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$1,263	$901	$668
Operting expenses:
Sales and marketing	1,818	1,268	1,187
Research, development and engineering	853	803	771
General and administrative	7,084	5,014	4,788
	$11,018	$7,986	$7,414

Restricted Stock

j2 Global has awarded restricted shares of common stock to our board of directors and senior staff pursuant to the 1997 Plan and 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. We granted 730,603 shares, 58,474 shares and 112,800 shares of restricted stock during the years ended December 31, 2009, 2008 and 2007, respectively, and recognized $3.7 million, $1.8 million and $1.3 million, respectively, of related compensation expense. As of December 31, 2009, we have unrecognized share-based compensation cost of $14.4 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.67 years. The actual tax benefit realized for the tax deductions from the vesting of restricted stock totaled $1.5 million, $1.8 million and $0.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Restricted stock activity for the year ended December 31, 2009 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	319,494	$23.75
Granted	730,603	17.70
Vested	(95,266)	21.46
Canceled	(7,000)	17.19
Nonvested at December 31, 2009	947,831	19.36

(b)     Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2009, 2008 and 2007, 5,808, 9,632 and 9,282 shares, respectively, were purchased under the Purchase Plan at prices ranging from $18.60 to $22.79 per share. As of December 31, 2009, 1,661,527 shares were available under the Purchase Plan for future issuance.

12.    Defined Contribution 401(k) Savings Plan

We have a 401(k) Savings Plan covering substantially all of our employees. Eligible employees may contribute through payroll deductions. We may make annual contributions to the 401(k) Savings Plan at the discretion of our Board of Directors. For the years ended December 31, 2009 and 2008, we accrued zero and $0.1 million, respectively, for contributions to the 401(k) Savings Plan, respectively.

13.    Earnings Per Share

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

	Years Ended December 31,
	2009	2008	2007
Numerator for basic and diluted income per common share:
Net earnings	$66,827	$72,562	$68,461
Denominator:
Weighted average outstanding shares of common stock	43,936,194	44,609,174	48,953,483
Dilutive effect of:
Employee stock options	1,094,740	1,281,497	1,689,691
Restricted stock	107,067	46,836	118,833
Common stock and common stock equivalents	45,138,001	45,937,506	50,762,007
Net earnings per share:
Basic	$1.52	$1.63	$1.40
Diluted	$1.48	$1.58	$1.35

For the years ended December 31, 2009, 2008 and 2007, there were 815,409, 1,768,181 and 3,818,414 warrants and options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

	Year Ended December 31,
	2009	2008	2007
Revenue:
United States	$209,547	$204,444	$192,445
All other countries	36,024	37,069	28,252
Total	$245,571	$241,513	$220,697

	As of December 31,
	2009	2008
Long-lived assets:
United States	$36,488	$43,163
All other countries	8,900	9,885
Total	$45,388	$53,048

15.     Related Party Transactions

(a)	Lease and Expense Reimbursement

We lease our headquarters office from a company that is affiliated with the Chairman of the Board. For fiscal 2009, 2008 and 2007, we paid $1.1 million, $1.3 million and $1.1 million, respectively, in rent expense to this company. We also incurred approximately $5,000, $37,000 and $15,000 for expenses for services rendered by firms affiliated with our Chairman of the Board during 2009, 2008 and 2007, respectively. We believe this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

(b)	Consulting Services

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2009, 2008 and 2007, j2 Global paid Orchard Capital $0.3 million for these services.

On October 1, 2008, j2 Global entered into a Consultancy Agreement with John F. Rieley, a member of j2 Global’s Board of Directors. The Consultancy Agreement has a one year term and automatically renews for successive one year terms unless terminated by either party at any time and for any reason. The Consultancy Agreement autorenewed in 2009 for an additional one year period through September 30, 2010.  Pursuant to the Consultancy Agreement, Mr. Rieley assists j2 Global in developing and implementing a voice services public relations program. In exchange for these services, Mr. Rieley receives annual compensation of $0.1 million payable monthly in advance. In addition, in the event that j2 Global requests that Mr. Rieley work more than 20 hours in any calendar month, j2 Global will pay Mr. Rieley an additional $500 per hour for each additional hour worked.  Total compensation paid to Mr. Rieley for the years ended December 31, 2009 and 2008 was approximately $0.1 million.

16.     Supplemental Cash Flows Information

Interest income received during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $4.8 million and $9.3 million, respectively, substantially all of which related to interest earned on cash, cash equivalents and short and long-term investments.

Cash paid for interest during the years ended December 31, 2009, 2008 and 2007 approximated $0.1 million, $0.1 million and $2,000, respectively, substantially all of which related to interest on foreign taxes and interest on settled acquisition holdback.

We paid cash of $24.8 million, $29.9 million and $12.3 million for taxes during the years ended December 31, 2009, 2008 and 2007, respectively.

We acquired property and equipment for $0.2 million, $0.1 million and $0.8 million during 2009, 2008 and 2007, respectively, which had not been yet paid at the end of each such year.

During 2009, 2008 and 2007, we recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of our income tax liability of $4.0 million, $2.0 million and $3.6 million, respectively.

Included in the purchase prices of the acquisitions during 2009, 2008 and 2007 were contingent holdbacks of $1.1 million, $1.8 million and $1.1 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date (see Note 3. Business Acquisitions).

17.     Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2009 and 2008 (in thousands, except share and per share data). We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$60,915	$61,801	$62,464	$60,391
Gross profit	50,434	50,543	50,864	48,999
Net earnings	17,704	19,334	11,137	18,652
Net earnings per common share:
Basic	$0.40	$0.44	$0.25	$0.43
Diluted	$0.39	$0.43	$0.25	$0.42
Weighted average shares outstanding
Basic	44,220,725	44,126,078	43,762,333	43,627,071
Diluted	45,244,333	45,296,147	45,044,005	44,728,911

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$60,636	$61,552	$60,677	$58,648
Gross profit	49,412	49,882	48,952	47,017
Net earnings	20,276	18,762	16,730	16,794
Net earnings per common share:
Basic	$0.47	$0.43	$0.38	$0.36
Diluted	$0.45	$0.42	$0.37	$0.35
Weighted average shares outstanding
Basic	43,578,619	43,479,943	44,142,748	47,259,118
Diluted	44,717,716	45,077,671	45,688,869	48,330,042

18.     Subsequent Events

In January 2010, we purchased for cash the assets associated with the digital faxing business of Comodo Communications, Inc., for $5.9 million and certain voice assets of Reality Telecom, Ltd. for $0.9 million.  These acquisitions are designed to be accretive and to provide us additional customers in the voice and digital fax market. The financial impact to j2 Global for these transactions individually and combined is immaterial as of the date of the acquisition.

Management has evaluated subsequent events through February 23, 2010, which represents the date that the financial statements were issued.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2009. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.
Los Angeles, CA

We have audited j2 Global Communications, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. j2 Global Communication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, j2 Global Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of j2 Global Communications, Inc. and its subsidiaries and our report dated February 23, 2010 expressed an unqualified opinion.

/s/   SINGER LEWAK LLP

Los Angeles, California
February 23, 2010

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and executive officers is incorporated by reference to the information to be set forth in our proxy statement (“2009 Proxy Statement”) for the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 11.   Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information to be set forth in our 2009 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and related stockholder matters is incorporated by reference to the information to be set forth in our 2009 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information to be set forth in our 2009 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information to be set forth in our 2009 Proxy Statement.

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

_______________________

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

j2 Global Communications, Inc.
By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 23, 2010.

Signature	Title

/s/ NEHEMIA ZUCKER Nehemia Zucker	Chief Executive Officer (Principal Executive Officer)

/s/ KATHLEEN M. GRIGGS Kathleen M. Griggs	Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ WILLIAM B. KRETZMER William B. Kretzmer	Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ STEPHEN ROSS Stephen Ross	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,896	$799	$(618)	$3,077
Deferred tax asset valuation allowance	—	(2,255)	—	(2,255)
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,378	$2,815	$(1,297)	$2,896
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,105	$780	$(507)	$1,378

_______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.