Form 10-Q
period 2010-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2010-05-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the registrant had 45,176,153 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX
			PAGE

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Reserved	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

		Signature	38

		Index to Exhibits	39
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$184,009	$197,411
Short-term investments	38,385	31,381
Accounts receivable, net of allowances of $2,922 and $3,077 respectively	11,644	11,928
Prepaid expenses and other current assets	7,267	13,076
Deferred income taxes	2,658	2,657
Total current assets	243,963	256,453

Long-term investments	41,959	14,887
Property and equipment, net	11,860	13,366
Goodwill	90,117	81,258
Other purchased intangibles, net	41,578	39,091
Deferred income taxes	8,827	8,717
Other assets	365	229
Total assets	$438,669	$414,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$16,564	$15,941
Income taxes payable	18,642	1,563
Deferred revenue	12,615	11,411
Total current liabilities	47,821	28,915

Liability for uncertain tax positions	32,209	46,820
Other long-term liabilities	3,362	2,094
Total liabilities	83,392	77,829

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at March 31, 2010 and December 31, 2009; total issued 52,980,844 and 52,907,691 shares at March 31, 2010 and December 31, 2009, respectively, and total outstanding 44,300,276 and 44,227,123 shares at March 31, 2010 and December 31, 2009, respectively	530	529
Additional paid-in capital	149,895	147,619
Treasury stock, at cost (8,680,568 shares at March 31, 2010 and December 31, 2009)	(112,671)	(112,671)
Retained earnings	319,306	301,670
Accumulated other comprehensive loss	(1,783)	(975)
Total stockholders’ equity	355,277	336,172
Total liabilities and stockholders’ equity	$438,669	$414,001

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2010	2009

Revenues:
Subscriber	$59,547	$59,640
Other	733	751
	60,280	60,391
Cost of revenues (including share-based compensation of $329 and $281 for the three months of 2010 and 2009, respectively)	10,266	11,392
Gross profit	50,014	48,999
Operating expenses:
Sales and marketing (including share-based compensation of $491 and $377 for the three months of 2010 and 2009, respectively)	11,152	8,885
Research, development and engineering (including share-based compensation of $220 and $196 for three months of 2010 and 2009, respectively)	2,909	2,943
General and administrative (including share-based compensation of $1,901 and $1,441 for the three months of 2010 and 2009, respectively)	11,494	10,706

Total operating expenses	25,555	22,534

Operating earnings	24,459	26,465

Interest and other income, net	192	142
Earnings before income taxes	24,651	26,607
Income tax expense	7,015	7,955
Net earnings	$17,636	$18,652

Net earnings per common share:
Basic	$0.40	$0.43
Diluted	$0.39	$0.42
Weighted average shares outstanding:
Basic	44,250,521	43,627,071
Diluted	45,421,180	44,728,911

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$17,636	$18,652
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,968	3,655
Share-based compensation	2,941	2,295
Tax deficiency (excess tax benefits) from share-based compensation	406	(5)
Provision for doubtful accounts	482	347
Deferred income taxes	(110)	(440)
Decrease (increase) in:
Accounts receivable	(81)	(146)
Prepaid expenses and other current assets	924	108
Other assets	16	8
(Decrease) increase in:
Accounts payable and accrued expenses	774	(1,482)
Income taxes payable	5,088	6,775
Deferred revenue	491	(339)
Liability for uncertain tax positions	1,527	1,727
Other	626	(3)
Net cash provided by operating activities	34,688	31,152

Cash flows from investing activities:
Purchase of available-for-sale investments	(33,875)	—
Purchases of property and equipment	(86)	(721)
Acquisition of businesses, net of cash received	(10,237)	(11,905)
Purchases of intangible assets	(2,692)	(423)
Net cash used in investing activities	(46,890)	(13,049)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(613)	(34)
Issuance of common stock under employee stock purchase plan	28	33
Exercise of stock options	327	42
(Tax deficiency) excess tax benefits from share-based compensation	(406)	5
Net cash (used in) provided by financing activities	(664)	46

Effect of exchange rate changes on cash and cash equivalents	(536)	(717)

Net increase (decrease) in cash and cash equivalents	(13,402)	17,432
Cash and cash equivalents at beginning of period	197,411	150,780
Cash and cash equivalents at end of period	$184,009	$168,212

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2010.  Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Our patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues also consist of the sale of patents.  Patent license revenues are recognized when earned over the term of the license agreement. With regard to fully paid-up license arrangements, we generally recognize as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.  With regard to patent sales, we recognize revenue of the portion of the purchase price over the carrying value of the patent(s) sold.

Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”) in measuring fair value and in disclosing fair value measurements.  ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of March 31, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At March 31, 2010 and December 31, 2009, our cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency.  The amount insured, however, is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions which is not insured.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws.  We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, then the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2010 presentation. We reclassified certain cash flows within operating activities in the consolidated statements of cash flows.

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

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under FASB ASC Topic 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

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

In April 2009, the FASB issued three related new accounting statements regarding other-than-temporary impairments, a change in interim disclosures and additional guidance related to the determination of fair value in connection with financial instruments. This guidance, found under FASB ASC Topic 320, Investments – Debt and Equity Securities, FASB ASC Topic 825, Financial Instruments and FASB ASC Topic 820, Fair Value Measurements and Disclosures, are effective for interim and annual reporting periods ending after June 15, 2009. This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, changes the existing impairment model and modifies the presentation and frequency of related disclosures. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. These accounting statements provide additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. See Note 4 – Investments and Note 5 – Fair Value Measurements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under FASB ASC Topic 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance as of the beginning of fiscal 2009 and are applying the requirements of this guidance to any acquisitions during fiscal year 2009 and beyond.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009, and is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Codification does not change GAAP, but instead combines all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance has not and is not expected to have a significant impact on our consolidated financial statements.  The Company’s adoption of this updated guidance was not significant to our consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

3.	Business Acquisition

We acquired three businesses during the first quarter 2010: (1) the voice assets of Reality Telecom Ltd, (2) the fax assets of Comodo Communications, Inc. and (3) the unified messaging and communications assets of mBox Pty, Ltd.  These acquisitions are designed to be accretive and provide us additional customers in the voice, fax and unified messaging and communications market. The condensed consolidated statement of operations and balance sheet as of March 31, 2010 reflects the results of operations of these acquisitions. Total consideration for these transactions was $11.2 million in cash including $0.6 million in assumed liabilities consisting strictly of deferred revenue.  The operations of these acquired businesses are individually and collectively immaterial to our financial position as of the date of the acquisition.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation
Customer Relationships	$1,700
Goodwill	9,303
Other Intangible Assets	763
Other Assets	62
Deferred Revenue	(610)
Total	$11,218

Customer relationships have useful lives of ten to fifteen years from the date of acquisition and no residual.  Other intangible assets have useful lives between one and five years from the date of acquisition and no residual value.  Other assets have useful lives between zero and three years and no residual value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. There was no research and development acquired or written off in connection with the business acquisition.  Transaction costs from these acquisitions consist of $152,500 for professional fees expensed in the three month period ended March 31, 2010 to General and Administrative expense.

4.	Investments

Short-term investments consist primarily of certificate of deposits and are stated at cost, which approximates fair market value.

The following table summarizes our debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	March 31, 2010	December 31, 2009
Due within 1 year	$6,775	$—
Due within more than 1 year but less than 5 years	39,807	12,833
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,152	2,054

Total	$48,734	$14,887

 The following table summarizes our investments designated as trading and available-for-sale (in thousands):

	March 31, 2010	December 31, 2009
Trading	$17	$9
Available-for-sale	48,734	14,887
Total	$48,751	$14,896

The following table summarizes the gross unrealized gains and losses and fair values for investments as of March 31, 2010 and December 31, 2009 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2010
Auction Rate and other Debt Securities	$47,980	$754	$—	$48,734

December 31, 2009
Auction Rate and other Debt Securities	$13,996	$891	$—	$14,887

At December 31, 2009, corporate and auction rate debt and preferred securities were recorded as available-for-sale. The debt securities have stated maturities through 2037.  The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2010. At March 31, 2010, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

There were no investments that have been in an unrealized loss position for less than 12 months or longer as of March 31, 2010 and December 31, 2009.

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

Regardless of the classification of the securities as available-for-sale or held-to-maturity, we have assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:
●	the length of time and the extent to which fair value has been below cost;

●	the severity of the impairment;

●	the cause of the impairment and the financial condition and near-term prospects of the issuer;

●	activity in the market of the issuer which may indicate adverse credit conditions; and

●	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Our review for impairment generally entails:
●	identification and evaluation of investments that have indications of possible impairment;

●
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

●
discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

●	documentation of the results of these analyses, as required under business policies.

●	information provided by third party valuation experts

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

j2 Global complies with the provisions of ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

We measure our cash equivalents and investments at fair value. Our cash equivalents short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, including prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of our total assets as of March 31, 2010.

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis (in thousands):

March 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$184,009	$—	$—	$184,009
Certificates of Deposit	31,593	—	—	31,593
Equity Securities	17	—	—	17
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	3,528	—	—	3,528
Debt securities issued by foreign governments	1,888	—	—	1,888
Corporate debt securities	41,462	—	—	41,462
Auction Rate Securities	—	—	1,856	1,856

Total	$262,497	$—	$1,856	$264,353

December 31, 2009	Level 1	Level 2	Level 3	Fair Value

Cash	$197,411	$—	$—	$197,411
Certificates of Deposit	31,371	—	—	31,371
Equity Securities	9	—	—	9
Debt securities issued by foreign governments	1,893	—	—	1,893
Corporate debt securities	11,214	—	—	11,214
Auction Rate Securities	—	—	1,781	1,781

Total	$241,898	$—	$1,781	$243,679

The following table provides a summary of changes in fair value of our Level 3 financial assets as of March 31, 2010 (in thousands):

Level 3 Financial Assets Three Months Ended March 31, 2010

Beginning Balance	$1,781
Total gains (losses) - realized/unrealized
Included in earnings (other than temporary impairment)	—
Not included in earnings	75
Purchases, issuances and settlements	—
Sales	—
Transfers in and/or out of Level 3	—
Balance, March 31, 2010	$1,856

Total losses for the period included in earnings relating to assets still held at March 31, 2010	$—

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

The changes in carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2010 are as follows (in thousands):

	Balance as of January 1, 2010	Additions	Deductions	Amortization	Foreign Exchange Translation	Balance as of March 31, 2010
Goodwill	$81,258	$9,325	$—	$—	$(466)	$90,117
Intangible assets with indefinite lives	7,069	225	—	—	—	7,294
Intangible assets subject to amortization	32,022	4,770	—	(2,428)	(80)	34,284
	$120,349	$14,320	$—	$(2,428)	$(546)	$131,695

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of March 31, 2010, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.9 years	$29,927	$14,252	$15,675
Technology	4.8 years	2,994	1,671	1,323
Customer relationships	8.0 years	17,081	6,531	10,550
Trade name	13.8 years	9,351	2,615	6,736
Total		$59,353	$25,069	$34,284

Amortization expense, included in general and administrative expense, during the three-month periods ended March 31, 2010 and 2009 approximated $2.4 million and $1.9 million, respectively.  Amortization expense is estimated to approximate $7.6 million, $5.0 million, $4.4 million, $3.8 million and $3.5 million for fiscal years 2010 through 2014, respectively, and $12.4 million thereafter through the duration of the amortization period.

7.	Commitments and Contingencies

Litigation

We are involved with various legal matters arising from the ordinary course of business. Although the ultimate resolution of these various matters cannot be determined at this time, we do not believe that such matters, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition. For additional information on litigation matters, see Part II, Item 1.  Legal Proceedings

Credit Agreement

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

Loans will bear interest at the election of j2 Global at either:

●	LIBOR plus a margin equal to 1.50% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or
●
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

Pursuant to the Credit Agreement, Phone People Holdings Corporation, a wholly-owned U.S. subsidiary of j2 Global, entered into a Continuing Guaranty (the “Guaranty”) in favor of Lender, pursuant to which it guarantied all of the obligations of j2 Global under the Credit Agreement and is payable upon demand of the Lender. Future significant subsidiaries based in the U.S. will also be required to guaranty j2 Global’s obligations under the Credit Agreement.  “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of the j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended.  Also pursuant to the Credit Agreement, we entered into a Security Pledge Agreement whereby j2 Global grants to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global.  We will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. For the quarter ended March 31, 2010, our estimated effective tax rate was 28.5%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $11.5 million in net deferred tax assets as of March 31, 2010 related primarily to net operating loss carryforwards, capital losses and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of March 31, 2010 and December 31, 2009, we had $32.2 million and $46.8 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was the result of us having effectively settled the transfer pricing portion of the tax audit by the Internal Revenue Service relating to the Company’s income tax returns for 2004 through 2008. As this settlement was not paid prior to March 31, 2010, we classified the anticipated payout within income taxes payable. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was $0.4 million and zero for the three months ended March 31, 2010 and 2009, respectively.

Certain tax payments are prepaid during the year and included within Prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $2.6 million and $7.2 million at March 31, 2010 and December 31, 2009, respectively.

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

We are currently under audit by the Internal Revenue Service for tax years 2004 through 2008 (although as stated above the transfer pricing issues have been effectively settled) as well as the California Franchise Tax Board for tax years 2005 through 2007 and by the Illinois Department of Revenue for tax years 2005 and 2006. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change. We are also under audit by various other states for non-income related taxes.

9.	Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2010, 3,302,622 shares underlying options and 164,840 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2010, 1,167,881 shares underlying options and 721,731 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,480,591	$13.17
Granted	10,000	20.72
Exercised	(26,096)	12.55
Canceled	(3,992)	24.91
Outstanding at March 31, 2010	4,460,503	13.18	4.9	$49,309,163
Exercisable at March 31, 2010	3,072,542	9.45	3.5	$44,365,649
Vested and expected to vest at March 31, 2010	4,217,181	$12.77	4.7	$48,327,955

For the three months ended March 31, 2010, we granted 10,000 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2010 and 2009 were $10.61 and $9.48, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2010 and 2009 were $246,872 and $35,599, respectively.

As of March 31, 2010 and December 31, 2009, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $16.9 million and $18.9 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 2.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the three months ended March 31, 2010 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.1% as of March 31, 2010 and 2009.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.9%	2.3%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	48%	55%
Weighted-average volatility	48%	55%

Restricted Stock

We have awarded restricted stock and restricted stock units to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. During the three months ended March 31, 2010, we granted 10,000 restricted stock units. We recognized $1.0 million of compensation expense in the three months ended March 31, 2010 related to restricted stock and restricted stock units. As of March 31, 2010, and December 31, 2009, we have unrecognized share-based compensation cost of approximately $13.4 million and $14.4 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 3.4 years for awards and 4.9 years for units.

Restricted stock award activity for the three months ended March 31, 2010 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	947,831	$19.36
Granted	—	—
Vested	(71,260)	18.26
Canceled	—	—
Nonvested at March 31, 2010	876,571	$19.45

The following table represents stock unit activity for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$
Granted	10,000
Exercised	—
Canceled	—
Outstanding at March 31, 2010	10,000		3.4	$233,500
Exercisable at March 31, 2010	—
Vested and expected to vest at March 31, 2010	6,099		$3.4	$142,412

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$329	$281
Operating expenses:
Sales and marketing	491	377
Research, development and engineering	220	196
General and administrative	1,901	1,441
	$2,941	$2,295

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2010 and 2009, 1,427 and 1,760 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $28,000 and $33,000 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, 1,660,100 shares were available under the Purchase Plan for future issuance.

10.	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, restricted stock, restricted stock units or other common stock equivalents using the “treasury stock” method. The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009

Numerator for basic and diluted net earnings per common share:
Net earnings	$17,636	$18.652

Denominator:
Weighted-average outstanding shares of common stock	44,250,521	43,627,071
Dilutive effect of:
Employee stock options	943,785	1,101,840
Restricted stock	226,874	—
Common stock and common stock equivalents	45,421,180	44,728,911

Net earnings per share:
Basic	$0.40	$0.43
Diluted	$0.39	$0.42

For the three months ended March 31, 2010 and 2009, there were 745,529 and 924,415 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

11.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net earnings	$17,636	$18,652
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax benefit of $268 and $266, respectively.	(673)	(623)
Amortization of unrealized loss on held-to-maturity securities, net of tax of $1	—	5
Unrealized gain on available-for-sale investments, net of tax of $38	95	—
Other comprehensive income, net of tax	(578)	(618)

Comprehensive income	17,058	18,034

12.	Geographic Information

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

	Three Months Ended March 31,
	2010	2009
Revenue:
United States	$51,210	$51,630
All other countries	9,070	8,761
	$60,280	$60,391

	March 31,	December 31,
	2010	2009
Long-lived assets:
United States	$36,547	$45,374
All other countries	9,598	9,349
	$46,145	$54,723

13.	Subsequent Events

In May 2010, we purchased for cash the assets associated with the email hosting and email marketing businesses of FuseMail, LLC for $6.6 million.  This acquisition is designed to be accretive and to provide us additional customers and technology in the email market. The financial impact to j2 Global for this transaction is immaterial as of the date of the acquisition.

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below,the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability to:

o
Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;

o	Maintain and expand our customer base and maintain or increase the average revenue per subscriber;

o
Continue to expand our business and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of  revenues or the implementation of adverse regulations;

o	Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or income, sales or other tax liabilities;

o	Accurately estimate the assumptions underlying our effective worldwide tax rate;

o	Maintain favorable relationships with third-party vendors who supply critical elements of our business;

o
Manage certain risks inherent to our business, such as costs associated with fraudulent activity by our customers, a system failure or security breach of our network, effectively deploying our billing systems, time and resources required to manage our legal proceedings or adhering to our internal controls and procedures;

o	Compete with other similar providers with regard to price, service and functionality;

o	Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;

o	Achieve business and financial objectives in light of burdensome domestic and international telecommunications, Internet or other regulations including data privacy, security and retention;

o	Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integrate newly acquired businesses;

o	Successfully adapt to technological changes in the value added messaging and communications services industry;

o
Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others;

o	Diversify our service offerings and derive more revenue from those services at acceptable levels of returns-on-investment; and

o	Recruit and retain key personnel.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 3,600 cities in 48 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 11.6 million telephone numbers deployed as of March 31, 2010, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. During 2009, we completed the acquisition of the digital faxing business and certain intellectual property of CallWave, Inc., a provider of Internet unified communications solutions, and the email business of Quexion, LLC. During 2008, we completed the following four acquisitions: (a) the fax assets of Mediaburst Limited, a UK-based provider of messaging services, (b) all of the outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (c) the assets of Mailwise, LLC, a U.S.-based provider of email services, and (d) the assets of Mijanda, Inc., a U.S.-based provider of fax and voice services. During 2007, we completed the following two acquisitions: (a) the assets of YAC Limited, a provider of messaging services primarily in the United Kingdom, and (b) the RapidFAX digital fax business of Easylink Services International Corporation.

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

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $233.4 million from $205.3 million for the three-year period ended December 31, 2009. The primary reason for this increase was a 20% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth certain key operating metrics for the three months ended March 31, 2010 and 2009 (in thousands, except for percentages and average revenue per paying telephone number):

	March 31,
	2010	2009
Free service telephone numbers	10,283	10,138
Paying telephone numbers	1,315	1,274
Total active telephone numbers	11,598	11,412

	Three Months Ended March 31,
	2010	2009
Subscriber revenues:
Fixed	$48,869	$48,799
Variable	10,678	10,841
Total subscriber revenues	$59,547	$59,640

Percentage of total subscriber revenues:
Fixed	82.1%	81.8%
Variable	17.9%	18.2%

Revenues:
DID-based	$57,435	$57,449
Non-DID-based	2,845	2,942
Total revenues	$60,280	$60,391

Average monthly revenue per paying telephone number(1)	$14.40	$14.85

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2009 Annual Report on Form 10-K filed with the SEC on February 23, 2010. During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2010

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years the fixed portion of our subscriber revenues has contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $59.5 million and $59.6 million for the three months ended March 31, 2010 and 2009, respectively. This decrease in subscriber revenues was due to the continuing shift in product mix from our higher priced products to corporate and lower priced products partially offset by an increase in our subscriber base.  The increase in our subscriber base primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.

Other Revenues. Other revenues were $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.   Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent licensing revenues due to the Company acquiring licensees and reduced advertising as customers have lowered spending.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $10.3 million, or 17% of total revenues, and $11.4 million, or 19% of total revenues, for the three months ended March 31, 2010 and 2009, respectively. The decrease in cost of revenues was primarily due to increased efficiency of network operations and customer service.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. However, we have intentionally increased our sales and marketing activities for fiscal 2010 versus fiscal 2009 as we begin to see economic growth. Sales and marketing expenses were $11.2 million, or 19% of total revenues, and $8.9 million, or 15% of total revenues, for the three months ended March 31, 2010 and 2009, respectively. This increase in sales and marketing expenses for the three months ended March 31, 2010 was primarily due to increased international marketing and additional marketing in free customer plans and in our voice services.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.9 million, or 5% of total revenues, and $2.9 million, or 5% of total revenues, for the three months ended March 31, 2010 and 2009, respectively.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.5 million, or 19% of total revenues, and $10.7 million, or 18% of total revenues, for the three months ended March 31, 2010 and 2009, respectively. The increase in expense for the three months ended was primarily due to increased amortization resulting from acquisitions and other patents, compensation costs and a non-recurring reversal of accrued taxes recognized during the prior period offset by decreased professional fee expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$329	$281
Operating expenses:
Sales and marketing	491	377
Research, development and engineering	220	196
General and administrative	1,901	1,441
	$2,941	$2,295

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income, net, was $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in interest and other income, net, was primarily due to increased interest income offset by losses on foreign currency exchange.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $7.0 million and $8.0 million for the three months ended March 31, 2010 and 2009, respectively.  Our estimated effective tax rate was 28.5% compared to 29.9% for the three months ended March 31, 2010 and 2009, respectively.  This decrease in expense is primarily due to us effectively settling a portion of our on-going IRS audit, an overall reduction of accruals of uncertain income tax positions and an increase in foreign income as a percentage of total income.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2010, we had cash and investments of $264.4 million compared to cash and investments of $243.7 million at December 31, 2009. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions. At March 31, 2010, cash and investments consisted of cash and cash equivalents of $184.0 million, short-term investments of $38.4 million and long-term investments of $42.0 million. Our investments are comprised primarily of readily marketable corporate debt securities, money market funds and certificates of deposits. For financial statement presentation, we classify our investments primarily as available-for-sale, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the condensed consolidated statement of operations.  During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. During the fourth quarter of 2009, we sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million which was recorded within interest and other income in the consolidated statement of operations.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity of these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2010.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $34.7 million and $31.2 million for the three months ended March 31, 2010 and 2009, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $2.6 million and $7.2 million at March 31, 2010 and December 31, 2009, respectively. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $222.4 million at March 31, 2010.

We currently anticipate that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures, investment requirements and commitments.

Net cash (used in) investing activities was approximately ($46.9) million and $(13.0) million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions. For the three months ended March 31, 2009, net cash used in investing activities was primarily attributable to business acquisitions.

Net cash (used in) provided by financing activities was approximately ($0.7) million and $46,000 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, net cash used in financing activities was primarily attributable to the repurchases of restricted stock and tax deficiency from share-based compensation partially offset by the exercise of stock options.  For the three months ended March 31, 2009, net cash provided by financing activities was primarily attributable to the proceeds from the exercise of stock options and common shares issued under our employee stock purchase plan, partially offset by the repurchase of restricted stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2010:

	Payments Due in
	(in thousands)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases (a)	$1,390	$1,579	$1,726	$1,697	$1,719	$8,722	$16,833
Telecom services and co-location facilities (b)	6,427	1,521	666	343	154	13	9,124
Computer software and related services (c)	748	310	221	20	—	—	1,299
Holdback payment (d)	1,227	910	—	—	—	—	2,137
Uncertain tax positions (e)	15,786	—	—	—	—	—	15,786
Other (f)	607	148	12	—	—	—	767

	$26,185	$4,468	$2,625	$2,060	$1,873	$8,735	$45,946

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.
(b)	These amounts represent service commitments to various telecommunication providers.
(c)	These amounts represent software license commitments.
(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions for further details.)
(e)	These amounts represent future payments related to uncertain tax positions.
(f)	These amounts primarily represent certain marketing and consulting arrangements.

As of March 31, 2010, our noncurrent liability for uncertain tax positions was $32.2 million. We effectively settled the transfer pricing portion of the tax audit by the Internal Revenue Service relating to the Company’s income tax returns for 2004 through 2008. As a result, we classified the uncertain tax positions associated with the settlement within income taxes payable as we believe these payments pursuant to the settlement will occur during fiscal year 2010.  The future payments related to uncertain tax positions have not been presented in the table above, except as previously discussed, due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended March 31,
	2010	2009
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$57,435	$57,449
Less other revenues	1,489	1,528
Total paying telephone number revenues	$55,946	$55,921

Average paying telephone number monthly revenue (total divided by number of months)	$18,649	$18,640

Number of paying telephone numbers
Beginning of period	1,275	1,236
End of period	1,315	1,274

Average of period	1,295	1,255

Average monthly revenue per paying telephone number(1)	$14.40	$14.85

 (1) Due to rounding, individual numbers may not add.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes.  We have not drawn down any amounts under the Credit Agreement.  See Note 7 - Commitments and Contingencies for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short and long-term investments are comprised primarily of readily marketable corporate debt securities, money market funds and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of March 31, 2010, we had investments in debt securities with effective maturities greater than one year of approximately $42.0 million. Such investments had a weighted average yield of approximately 3.57%. As of March 31, 2010 and December 31, 2009, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $184 million and $197.4 million respectively.  Based on our cash and cash equivalents and short and long-term investment holdings as of March 31, 2010, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.6 million.

As of January 5, 2009, we entered into the Credit Agreement with Lender to be used for working capital and general corporate purposes. If we were to borrow from the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and losses were not material to our earnings for the three months ended March 31, 2010, amounting to approximately $(0.9) million for the quarter. As of March 31, 2010, cumulative translation adjustments included in other comprehensive income amounted to approximately $(2.8) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Open Text, Venali, Protus, EasyLink and Packetel have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text and Protus have also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text and Protus are seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in all of these cases is underway. Trial is currently scheduled to begin March 1, 2011. We are also pursuing claims against Protus in Canada based on Canadian patents and Protus has asserted similar anti-competition claims against us in response.

On December 24, 2009, COA Network, Inc. filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of our patents.  On March 3, 2010, we filed an answer to the complaint and counterclaims asserting that COA infringes two of our patents.  Also on March 3, 2010 we moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case.  The Court has not yet ruled on that motion.

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

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. Currently, the action is stayed pending consideration by the court of jurisdictional and standing issues.  A hearing on those matters is scheduled for May 26, 2010.

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims.  On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of our appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues at issue in this action.  On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On January 29, 2010, we gave the Court notice of the Federal Circuit’s decision in the appeal of the other case, thereby lifting the stay. No further proceedings have occurred thus far.

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

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008, we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the USPTO granted the reexamination request. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. We filed our response to Bear Creek’s appeal on October 14, 2009 and are awaiting an answer from the USPTO examiner. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Unregistered Sales of Equity Securities

None.

(b)       Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

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

j2 Global Communications, Inc.

Date May 5, 2010	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date May 5, 2010	By:	/s/ KATHLEEN M. GRIGGS
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