Form 10-Q
period 2010-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2010-08-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the registrant had 45,575,353 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

			PAGE

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets (unaudited)	3
		Condensed Consolidated Statements of Operations (unaudited)	4
		Condensed Consolidated Statements of Cash Flows (unaudited)	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	35

	Item 4.	Reserved	35

	Item 5.	Other Information	35

	Item 6.	Exhibits	36

		Signature	37

		Index to Exhibits	38
		Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1
		Exhibit 32.2

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$211,991	$197,411
Short-term investments	11,332	31,381
Accounts receivable, net of allowances of $2,624 and $3,077, respectively	11,179	11,928
Prepaid expenses and other current assets	5,767	13,076
Deferred income taxes	2,657	2,657
Total current assets	242,926	256,453

Long-term investments	41,534	14,887
Property and equipment, net	11,475	13,366
Goodwill	93,706	81,258
Other purchased intangibles, net	43,715	39,091
Deferred income taxes	9,433	8,717
Other assets	353	229
Total assets	$443,142	$414,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$15,754	$15,941
Income taxes payable	2,716	1,563
Deferred revenue	12,829	11,411
Total current liabilities	31,299	28,915

Liability for uncertain tax positions	33,992	46,820
Other long-term liabilities	3,471	2,094
Total liabilities	68,762	77,829

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at June 30, 2010 and December 31, 2009; total issued 53,337,441 and 52,907,691 shares at June 30, 2010 and December 31, 2009, respectively, and total outstanding 44,656,873 and 44,227,123 shares at June 30, 2010 and December 31, 2009, respectively	533	529
Additional paid-in capital	154,895	147,619
Treasury stock, at cost (8,680,568 shares at June 30, 2010 and December 31, 2009)	(112,671)	(112,671)
Retained earnings	334,620	301,670
Accumulated other comprehensive loss	(2,997)	(975)
Total stockholders’ equity	374,380	336,172
Total liabilities and stockholders’ equity	$443,142	$414,001

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Subscriber	$60,560	$61,049	$120,107	$120,689
Other	751	1,415	1,484	2,166
	61,311	62,464	121,591	122,855
Cost of revenues (including share-based compensation of $330 and $659 for the three and six months of 2010, respectively, and $331 and $612 for the three and six months of 2009, respectively)	10,380	11,600	20,646	22,992
Gross profit	50,931	50,864	100,945	99,863
Operating expenses:
Sales and marketing (including share-based compensation of $505 and $996 for the three and six months of 2010, respectively, and $484 and $861 for the three and six months of 2009, respectively)	10,297	9,211	21,449	18,096
Research, development and engineering (including share-based compensation of $221 and $441 for the three and six months of 2010, respectively, and $221 and $417 for the three and six months of 2009, respectively)	2,893	2,880	5,802	5,823
General and administrative (including share-based compensation of $1,993 and $3,894 for the three and six months of 2010, respectively, and $1,870 and $3,311 for the three and six months of 2009, respectively)	11,848	11,209	23,342	21,915

Total operating expenses	25,038	23,300	50,593	45,834

Operating earnings	25,893	27,564	50,352	54,029

Other-than-temporary impairment losses	—	(9,193)	—	(9,193)
Interest and other income, net	1,067	315	1,259	457
Earnings before income taxes	26,960	18,686	51,611	45,293
Income tax expense	8,250	7,549	15,265	15,504
Net earnings	$18,710	$11,137	$36,346	$29,789

Net earnings per common share:
Basic	$0.42	$0.25	$0.82	$0.68
Diluted	$0.41	$0.25	$0.80	$0.66
Weighted average shares outstanding:
Basic	44,493,676	43,762,333	44,372,770	43,695,076
Diluted	45,808,173	45,044,005	45,651,647	44,806,260

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$36,346	$29,789
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,897	7,363
Amortization of discount or premium of investments	391	—
Share-based compensation	5,990	5,201
Tax deficiency (excess tax benefits) from share-based compensation	32	(2,723)
Provision for doubtful accounts	744	593
Deferred income taxes	(716)	(1,221)
Other-than-temporary impairment losses	—	9,193
Decrease (increase) in:
Accounts receivable	334	(516)
Prepaid expenses and other current assets	1,703	436
Other assets	(98)	40
(Decrease) increase in:
Accounts payable and accrued expenses	(58)	579
Income taxes payable	(9,684)	189
Deferred revenue	185	(777)
Liability for uncertain tax positions	3,310	3,354
Other	629	14
Net cash provided by operating activities	47,005	51,514

Cash flows from investing activities:
Maturity of certificates of deposits	31,653	—
Redemptions/Sales of available-for-sale investments	1,650	—
Purchase of available-for-sale investments	(39,427)	—
Purchases of property and equipment	(581)	(938)
Acquisition of businesses, net of cash received	(16,642)	(11,910)
Proceeds from sales of assets	—	1,011
Purchases of intangible assets	(5,250)	(2,272)
Net cash used in investing activities	(28,597)	(14,109)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(3,630)	(92)
Issuance of common stock under employee stock purchase plan	58	61
Exercise of stock options	1,498	802
(Tax deficiency) excess tax benefits from share-based compensation	(32)	2,723
Net cash (used in) provided by financing activities	(2,106)	3,494

Effect of exchange rate changes on cash and cash equivalents	(1,722)	897

Net increase in cash and cash equivalents	14,580	41,796
Cash and cash equivalents at beginning of period	197,411	150,780
Cash and cash equivalents at end of period	$211,991	$192,576

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Our patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to us in exchange for the grant of a non-exclusive, retroactive and future license to our patented technology. Patent revenues also consist of revenues generated from the sale of patents.  Patent license revenues are recognized when earned over the term of the license agreement. With regard to fully paid-up license arrangements, we generally recognize as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenue of license fees earned during the applicable period.  With regard to patent sales, we recognize as revenue in the period of the sale the portion of the purchase price over the carrying value of the patent(s) sold.

Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, (“ASC 820”) in measuring fair value and in disclosing fair value measurements.  ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of June 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At June 30, 2010 and December 31, 2009, our cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency.  The amount held by Irish banks are fully insured through September 29, 2010, however, the insured amount held in other institutions is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions which is not insured.

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

We acquired four businesses during the six month period ended June 30, 2010: (1) the voice assets of Reality Telecom Ltd, (2) the fax assets of Comodo Communications, Inc. (3) the unified messaging and communications assets of mBox Pty, Ltd and (4) the assets associated with the email hosting and email marketing businesses of FuseMail, LLC.  These acquisitions are designed to be accretive and provide us additional customers and technology in the value-added messaging and communications services segment. The condensed consolidated statement of operations and balance sheet as of June 30, 2010 reflects the results of operations of these acquisitions. Total consideration for these transactions was $18.7 million including $1.1 million in assumed liabilities consisting primarily of deferred revenue.  The operations of these acquired businesses are individually and collectively immaterial to our financial position as of the date of the acquisition.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation
Customer Relationships	$3,591
Goodwill	13,231
Other Intangible Assets	1,258
Software	309
Other Assets	309
Total	$18,698

Customer relationships have useful lives of seven to fifteen years from the date of acquisition and no residual.  Other intangible assets have useful lives between one and five years from the date of acquisition and no residual value.  Other assets have useful lives between zero and three years and no residual value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. We expect to deduct 100% of goodwill for income tax purposes over the next 15 years. No in-process research and development was acquired or written off in connection with any of these business acquisitions.  Transaction costs from these acquisitions consist of $235,000 for professional fees expensed in the six month period ended June 30, 2010 to General and Administrative expense.

4.	Investments

Short-term investments consist generally of corporate debt securities and certificates of deposits and are stated at cost, which approximates fair market value.  Realized gains and losses of short and long term investments are recorded using the specific identification method.

The following table summarizes our debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	June 30, 2010	December 31, 2009
Due within 1 year	$11,324	$—
Due within more than 1 year but less than 5 years	38,988	12,833
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,545	2,054
Total	$52,857	$14,887

The following table summarizes our investments designated as trading and available-for-sale (in thousands):

	June 30, 2010	December 31, 2009
Trading	$8	$9
Available-for-sale	52,857	14,887
Total	$52,865	$14,896

The following table summarizes the gross unrealized gains and losses and fair values for investments as of June 30, 2010 and December 31, 2009 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010
Debt Securities	$51,550	$1,307	$—	$52,857

December 31, 2009
Debt Securities	$13,996	$891	$—	$14,887

At December 31, 2009, corporate and auction rate debt and preferred securities were recorded as available-for-sale. The debt securities have stated maturities through 2037.  The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2010. At June 30, 2010, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of June 30, 2010 and December 31, 2009 were not material to the financial statements.

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

We measure our cash equivalents and investments at fair value. Our cash equivalents short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, including prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of our total assets as of June 30, 2010.

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$211,991	$—	$—	$211,991
Certificates of Deposit	—	—	—	—
Equity Securities	8	—	—	8
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,351	—	—	6,351
Debt securities issued by foreign governments	1,872	—	—	1,872
Corporate debt securities	42,376	—	—	42,376
Auction Rate Securities	—	—	2,259	2,259
Total	$262,598	$—	$2,259	$264,857

December 31, 2009	Level 1	Level 2	Level 3	Fair Value

Cash	$197,411	$—	$—	$197,411
Certificates of Deposit	31,371	—	—	31,371
Equity Securities	9	—	—	9
Debt securities issued by foreign governments	1,893	—	—	1,893
Corporate debt securities	11,214	—	—	11,214
Auction Rate Securities	—	—	1,781	1,781
Total	$241,898	$—	$1,781	$243,679

The following table provides a summary of changes in fair value of our Level 3 financial assets as of June 30, 2010 (in thousands):

	Level 3 Financial Assets
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Beginning Balance	$1,856	$1,781
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	403	478
Purchases, issuances and settlements	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance, June 30, 2010	$2,259	$2,259

Total losses for the period included in earnings relating to assets still held at June 30, 2010	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income.  Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon our historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset.  Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2010 are as follows (in thousands):

	Balance as of January 1, 2010	Additions	Deductions	Amortization	Foreign Exchange Translation	Balance as of June 30, 2010
Goodwill	$81,258	$13,243	$—	$—	$(795)	$93,706
Intangible assets with indefinite lives	7,069	394	—	—	—	7,463
Intangible assets subject to amortization	32,022	9,337	—	(4,904)	(203)	36,252
	$120,349	$22,974	$—	$(4,904)	$(998)	$137,421

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of June 30, 2010, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.6 years	$32,348	$16,015	$16,333
Technology	4.8 years	2,991	1,800	1,191
Customer relationships	8.1 years	19,222	7,056	12,166
Trade name	13.8 years	9,392	2,830	6,562
Total		$63,953	$27,701	$36,252

In June 2009, j2 Global sold certain non-core patent assets to a third party for approximately $1.5 million (net of selling and earn-out costs of approximately $0.5 million).  Accordingly, the net proceeds in excess of net book value of the patent assets sold were recorded as other revenue in the amount of approximately $0.7 million within the condensed consolidated statement of operations for the three and six month period ended June 30, 2009.  As part of this transaction, we also obtained a non-exclusive, fully paid up, license for use of the related patents through their remaining life.

Amortization expense, included in general and administrative expense, during the six-month period ended June 30, 2010 and 2009 approximated $4.9 million and $2.0 million, respectively.  Amortization expense is estimated to approximate $8.1 million, $5.8 million, $5.0 million, $4.4 million and $4.0 million for fiscal years 2010 through 2014, respectively, and $13.8 million thereafter through the duration of the amortization period.

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

Open Text, Venali, Protus, EasyLink and Packetel have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text and Protus have also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text and Protus are seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in all of these cases is underway. We are also pursuing claims against Protus in Canada based on related Canadian patents, and Protus has asserted similar anti-competition claims against us in response.

On December 24, 2009, COA Network, Inc. filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of our patents.  On March 3, 2010, we filed an answer to the complaint and counterclaims asserting that COA infringes two of our patents.  Also on March 3, 2010 we moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case.  On June 17, 2010 the Court granted our motion, transferring the case to the Central District of California.  Discovery has not yet commenced.

On May 12, 2003, we filed an application to register the eFax mark on the United States Patent and Trademark Office (“USPTO”) Principal Register, which the USPTO approved and published for opposition. In July 2005, Protus filed an opposition proceeding before the USPTO Trademark Trial and Appeal Board seeking to prevent such registration. In the opposition proceeding, Protus claims that the mark is generic or merely descriptive and not entitled to registration. On September 1, 2005, we responded to Protus’ Notice of Opposition. The parties are engaged in discovery. Trial before the Trademark Trial and Appeal Board is set to commence on February 25, 2011.

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act, trespass to chattels and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. Currently, the action is stayed pending consideration by the court of jurisdictional and standing issues.  A hearing on those matters was held on May 26, 2010, and we are awaiting a ruling from the judge.

On September 15, 2006, one of our affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims.  On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of our appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues at issue in this action.  On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case.  On June 7, 2010 the Court lifted the stay.  On July 16, 2010, we renewed our motion to dismiss IGC’s amended counterclaims.  The Court has not yet ruled on the motion.

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali is seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. Discovery is ongoing. Trial is currently scheduled to begin March 14, 2011.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008, we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On April 18, 2008, the USPTO granted the reexamination request. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. We filed our response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of our positions.  Bear Creek's reply brief was filed July 19, 2010, and we are awaiting a decision on Bear Creek's appeal.  On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

            On May 20, 2010, Project Lace filed a complaint against us in the United States District Court for the Central District of California, asserting breach of contract and related claims stemming from allegations that we charged the Plaintiff fees after the Plaintiff signed up for a free trial of our services.  The Plaintiff seeks certification of a class of consumers defined as “[a]ll former or current customers of eFax, who have been billed for usage for which they did not agree to pay,” from May 2003 to the present.  Our response to the complaint is currently due August 6, 2010.  No dates have been set for a class certification hearing or other proceedings.

On May 20, 2010, Lea Anne Wolfe filed a lawsuit against us in Los Angeles Superior Court.  Wolfe asserts the following claims:  (1) physical disability discrimination in violation of the California Fair Employment and Housing Act (“FEHA”); (2) failure to accommodate in violation of FEHA; (3) failure to engage in the interactive process in violation of FEHA; and (4) failure to pay wages in violation of California Labor Code Sections 201 and 218.  She is seeking compensatory damages (including back wages, unpaid wages, and emotional distress); interest and costs; attorneys' fees; a cease and desist order against j2; and an order mandating j2 and its employees to undergo anti-discrimination training.  We filed an Answer on June 24, 2010.  The parties are currently engaged in discovery.

On June 9, 2010, Rates Technology, Inc. (“Rates”) filed suit against us in the United States District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Numbers 5,425,085 and 5,519,769. Rates is seeking damages for lost profits, a reasonable royalty, a permanent injunction against continued infringement, injunctive relief requiring us to turn over contact information for, and notify, each person who purchased infringing products or services, attorneys’ fees, costs and expenses.  We have not yet responded to the complaint.

On June 24, 2010, Demeter Technology, LLC (“Demeter”) filed suit against twenty defendants, including us and an affiliate, in the United States District Court for the Eastern District of Texas, Marshall Division.  The complaint alleges infringement of U.S. Patent Number 6,157,706.  Demeter is seeking a permanent injunction against continued infringement, damages, treble damages, attorneys’ fees, interest and costs. We have not yet responded to the complaint.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. For the quarter ended June 30, 2010, our estimated effective tax rate was 30.6%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $12.1 million in net deferred tax assets as of June 30, 2010 related primarily to net operating loss carryforwards, capital losses and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of June 30, 2010 and December 31, 2009, we had $34 million and $46.8 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was the result of us having effectively settled the transfer pricing portion of the tax audit by the Internal Revenue Service relating to the Company’s income tax returns for 2004 through 2008. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was $22.2 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively.

Certain tax payments are prepaid during the year and included within Prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $1.8 million and $7.2 million at June 30, 2010 and December 31, 2009, respectively.

We are currently under audit by the California Franchise Tax Board for tax years 2005 through 2007. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change. We are also under audit by various other states for non-income related taxes.

9.	Stockholders’ Equity

 Common Stock Repurchase Program

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012.  On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.  During the six months ended June 30, 2010, we did not repurchase any shares under the repurchase program.

Periodically, participants in our stock plans surrender to us shares of our stock or vested in-the-money options to purchase shares of our stock to satisfy exercise price and/or tax withholding obligations of such participants arising upon the exercise of stock options or the vesting of restricted stock.  During the three month period ended June 30, 2010, we purchased 163,479 shares from plan participants.  See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

10.	Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2010, 2,814,911 shares underlying options and 158,840 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2010, 1,276,948 shares underlying options and 769,640 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,480,591	$13.17
Granted	145,467	22.77
Exercised	(524,207)	4.34
Canceled	(9,992)	20.65
Outstanding at June 30, 2010	4,091,859	14.63	5.2	$34,504,456
Exercisable at June 30, 2010	2,675,475	11.07	3.8	$31,204,055
Vested and expected to vest at June 30, 2010	3,850,594	$14.26	5.0	$33,911,322

For the six months ended June 30, 2010, we granted 145,467 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2010 and 2009 were $10.92 and $9.89, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2010 and 2009 were $9.8 million and $7.9 million, respectively.

As of June 30, 2010 and December 31, 2009, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $16.2 million and $18.9 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 2.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the six months ended June 30, 2010 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 13.84% and 13.80% as of June 30, 2010 and 2009, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	2.67%	2.35%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	45%	54%
Weighted-average volatility	45%	55%

Restricted Stock

We have awarded restricted stock and restricted stock units to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. We recognized $1.1 million and $2.1 million of compensation expense in the three and six months ended June 30, 2010, respectively, related to restricted stock and restricted stock units. As of June 30, 2010, and December 31, 2009, we have unrecognized share-based compensation cost of approximately $13.7 million and $14.4 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 3.3 years for awards and 4.6 years for units.

Restricted stock award activity for the six months ended June 30, 2010 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	947,831	$19.36
Granted	68,582	22.92
Vested	(93,883)	20.01
Canceled	(4,050)	17.19
Nonvested at June 30, 2010	918,480	$19.57

The following table represents restricted stock unit activity for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$
Granted	10,000
Exercised	—
Canceled	—
Outstanding at June 30, 2010	10,000		3.1	$218,400
Exercisable at June 30, 2010	—
Vested and expected to vest at June 30, 2010	6,400		$3.1	$139,776

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$330	$331	$659	$612
Operating expenses:
Sales and marketing	505	484	996	861
Research, development and engineering	221	221	441	417
General and administrative	1,993	1,870	3,894	3,311
Total	$3,049	$2,906	$5,990	$5,201

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2010 and 2009, 2,767 and 2,981 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $58,000 and $61,000 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, 1,658,760 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for basic and diluted net earnings per common share:
Net earnings	$18,710	$11,137	$36,346	$29,789

Denominator:
Weighted-average outstanding shares of common stock	44,493,676	43,762,333	44,372,770	43,695,076
Dilutive effect of:
Employee stock options	1,038,339	1,083,490	1,013,117	1,028,256
Restricted stock	276,158	198,182	265,760	82,928
Common stock and common stock equivalents	45,808,173	45,044,005	45,651,647	44,806,260

Net earnings per share:
Basic	$0.42	$0.25	$0.82	$0.68
Diluted	$0.41	$0.25	$0.80	$0.66

For the six months ended June 30, 2010 and 2009, there were 753,920 and 997,428 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Earnings	$18,710	$11,137	$36,346	$29,789
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(1,173)	1,607	(1,836)	1,023
Unrealized gain on available-for-sale investments, net of tax	318	—	412	—
Reclass from Held-to-Maturity to Available-for-Sale, net of tax	—	201	—	201
Amortization of Held-to-Maturity securities loss, net of tax	—	5	—	9
Other Comprehensive Income, net of tax	(855)	1,813	(1,424)	1,233

Comprehensive Income	$17,855	$12,950	$34,922	$31,022

13.	Geographic Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
United States	$51,707	$53,447	$102,917	$105,077
All other countries	9,604	9,017	18,674	17,778
	$61,311	$62,464	$121,591	$122,855

	June 30,	December 31,
	2010	2009
Long-lived assets:
United States	$36,061	$36,488
All other countries	11,667	8,900
	$47,728	$45,388

14.	Subsequent Events

In July 2010, we purchased for cash substantially all the assets associated with the U.K – based voice services businesses of Alban Telecom Limited.  This acquisition is designed to be accretive and to provide us additional voice customers and related assets. The financial impact to j2 Global for this transaction is immaterial as of the date of the acquisition.

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

o	Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or income, sales or other tax liabilities;

o	Accurately estimate the assumptions underlying our effective worldwide tax rate;

o	Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 4,100 cities in 48 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 12 million telephone numbers deployed as of June 30, 2010, approximately 1.3 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including  eFax, Onebox  and  eVoice . As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services and introducing new services.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. Since fiscal year 2000, we have completed 28 acquisitions in the value-added messaging and communications services segment.

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

The following table sets forth certain key operating metrics for the three and six months ended June 30, 2010 and 2009 (in thousands, except for percentages and average revenue per paying telephone number):

	June 30,
	2010	2009
Free service telephone numbers	10,636	10,134
Paying telephone numbers	1,335	1,274
Total active telephone numbers	11,971	11,408

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Subscriber revenues:
Fixed	$49,467	$49,726	$98,336	$98,525
Variable	11,093	11,323	21,770	22,164
Total subscriber revenues	$60,560	$61,049	$120,106	$120,689

Percentage of total subscriber revenues:
Fixed	81.7%	81.5%	81.9%	81.6%
Variable	18.3%	18.5%	18.1%	18.4%

Revenues:
DID-based	$58,201	$58,904	$115,636	$116,353
Non-DID-based	3,110	3,560	5,955	6,502
Total revenues	$61,311	$62,464	$121,591	$122,855

Average monthly revenue per paying
telephone number(1)	$14.37	$14.96	$14.44	$15.02
_____________________

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2009 Annual Report on Form 10-K filed with the SEC on February 23, 2010. During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2010

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $60.6 million and $61.0 million for the three months ended June 30, 2010 and 2009, respectively and $120.1 million and $120.7 million for the six months ended June 30, 2010 and 2009, respectively. This decrease in subscriber revenues was due to the continuing shift in product mix from our premium products to corporate and secondary products, offset by an increase in our subscriber base.  The increase in our subscriber base primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.

Other Revenues. Other revenues were $0.8 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively.  Other revenues were $1.5 million and $2.2 million for the six month period ended June 30, 2010 and 2009, respectively. Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent related revenues due to a patent sale which occurred during the second quarter 2009 and reduced advertising as customers have lowered spending.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $10.4 million, or 17% of total revenues, and $11.6 million, or 19% of total revenues, for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, cost of revenues was $20.6 million, or 17% of total revenues, and $23.0 million, or 19% of total revenues, respectively.  The decrease in cost of revenues was primarily due to increased efficiency of network operations and reduced depreciation.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. However, we have intentionally increased our sales and marketing activities for fiscal 2010 versus fiscal 2009 as we begin to see economic growth. Sales and marketing expenses were $10.3 million, or 17% of total revenues, and $9.2 million, or 15% of total revenues, for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, sales and marketing expenses were $21.5 million, or 18% of total revenues, and $18.1 million, or 15% of total revenues, respectively. This increase in sales and marketing expenses for the three and six months ended June 30, 2010 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for fax and voice services.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $2.9 million, or 5% of total revenues, for the three months ended June 30, 2010 and 2009.  For each of the six months ended June 30, 2010 and 2009, research, development and engineering costs were $5.8 million, or 5% of total revenues.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $11.8 million, or 19% of total revenues, and $11.2 million, or 18% of total revenues, for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, general and administrative costs were $23.3 million, or 19% of total revenues, and $21.9 million, or 18% of total revenues, respectively.  The increase in expense for the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to increased compensation costs and amortization of intangible assets resulting from acquisitions and other capitalized patent costs offset by decreased professional fees and customer refunds and credits. The increase in expense for the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to increased amortization of intangible assets resulting from acquisitions and other capitalized patent costs, compensation costs and customer refunds and credits.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$330	$331	$659	$612
Operating expenses:
Sales and marketing	505	484	996	861
Research, development and engineering	221	221	441	417
General and administrative	1,993	1,870	3,894	3,311
Total	$3,049	$2,906	$5,990	$5,201

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income, net, was $1.1 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. The increase in interest and other income, net, was primarily due to increased interest income and gains on foreign currency exchange.

Other-than-temporary impairment losses.  An other-than-temporary impairment occurred in connection with our securities for the three and six month period ended June 30, 2009.  As a result, we recorded an impairment of $9.2 million within the condensed consolidated statement of operations.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $8.3 million and $7.5 million for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense for the six months ended June 30, 2010 and 2009 was $15.3 million and $15.5 million, respectively.  Our effective tax rate was approximately 30.6% compared to 40.4% and 29.6% compared to 34.2% for the three and six months ended June 30, 2010 and 2009, respectively.  The increase in expense for the three month period ended June 30, 2010 compared to the same period in the prior year was primarily due to the tax effects of an impairment of debt and preferred securities in the amount of $9.2 million during the second quarter 2009.  The decrease in expense for the six month period ended June 30, 2010 compared to the same period in the prior year was primarily due to us effectively settling a portion of our on-going IRS audit, an overall reduction of accruals of uncertain income tax positions and an increase in foreign income as a percentage of total income.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2010, we had cash and investments of $264.9 million compared to cash and investments of $243.7 million at December 31, 2009. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions and the repurchase of stock. At June 30, 2010, cash and investments consisted of cash and cash equivalents of $212 million, short-term investments of $11.3 million and long-term investments of $41.5 million. Our investments are comprised primarily of readily marketable corporate debt securities, money market funds and certificates of deposits. For financial statement presentation, we classify our investments primarily as available-for-sale, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the condensed consolidated statement of operations.  During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. During the fourth quarter of 2009, we sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million which was recorded within interest and other income in the consolidated statement of operations.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity of these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2010.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $47 million and $51.5 million for the six months ended June 30, 2010 and 2009, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $1.8 million and $7.2 million at June 30, 2010 and December 31, 2009, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $223.3 million at June 30, 2010.

Net cash (used in) investing activities was approximately ($28.6) million and ($14.1) million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions offset by the maturity of certificates of deposits. For the six months ended June 30, 2009, net cash used in investing activities was primarily attributable to business acquisitions.

Net cash (used in) provided by financing activities was approximately ($2.1) million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, net cash used in financing activities was primarily attributable to the repurchases of stock partially offset by the exercise of stock options.  For the six months ended June 30, 2009, net cash provided by financing activities was primarily attributable to excess tax benefits from share-based compensation and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2010:

	Payments Due in
	(in thousands)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases (a)	$953	$1,669	$1,799	$1,777	$1,800	$8,753	$16,751
Telecom services and co-location facilities (b)	5,196	2,452	1,508	819	189	—	10,164
Computer software and related services (c)	351	254	241	26	—	—	872
Holdback payment (d)	1,136	903	—	—	—	—	2,039
Other (e)	909	392	64	—	—	—	1,365

Total	$8,545	$5,670	$3,612	$2,622	$1,989	$8,753	$31,191

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions for further details.)

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of June 30, 2010, our noncurrent liability for uncertain tax positions was $34.0 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$58,201	$58,904	$115,636	$116,353
Less other revenues	1,101	1,715	2,590	3,243
Total paying telephone number revenues	$57,100	$57,189	$113,046	$113,110

Average paying telephone number monthly revenue (total divided by number of months)	$19,033	$19,063	$18,841	$18,852

Number of paying telephone numbers
Beginning of period	1,315	1,274	1,275	1,236
End of period	1,335	1,274	1,335	1,274

Average of period	1,325	1,274	1,305	1,254

Average monthly revenue per paying telephone number(1)	$14.37	$14.96	$14.44	$15.02
_______________

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2010, we had investments in debt securities with effective maturities greater than one year of approximately $41.5 million. Such investments had a weighted average yield of approximately 3.89%. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $212 million and $197.4 million respectively.  Based on our cash and cash equivalents and short and long-term investment holdings as of June 30, 2010, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.6 million.

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

Foreign exchange gains and losses were not material to our earnings for the three and six months ended June 30, 2010, amounting to approximately ($1.7) million and ($2.6) million, respectively. As of June 30, 2010, cumulative translation adjustments included in other comprehensive income amounted to approximately ($4.4) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Unregistered Sales of Equity Securities

None.

(b)              Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012.  On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.  During the six months ended June 30, 2010, we did not repurchase any shares under the repurchase program.

The following table details the repurchases that were made under the program during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2010 - April 30, 2010	600	$23.67	—	10,000,000
May 1, 2010 - May 31, 2010	159,304	$23.35	—	10,000,000
June 1, 2010 - June 30, 2010	3,575	$22.99	—	10,000,000
Total	163,479		—	10,000,000

(1) Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

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

j2 Global Communications, Inc.

Date: August 5, 2010	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	By:	/s/ KATHLEEN M. GRIGGS
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