Form 10-Q
period 2010-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2010-11-05
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, the registrant had 45,606,566 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$212,700	$197,411
Short-term investments	16,198	31,381
Accounts receivable, net of allowances of $2,593 and $3,077, respectively	13,170	11,928
Prepaid expenses and other current assets	6,433	13,076
Deferred income taxes	2,657	2,657
Total current assets	251,158	256,453

Long-term investments	43,406	14,887
Property and equipment, net	11,413	13,366
Goodwill	113,130	81,258
Other purchased intangibles, net	44,848	39,091
Deferred income taxes	9,532	8,717
Other assets	517	229
Total assets	$474,004	$414,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$19,837	$15,941
Income taxes payable	1,702	1,563
Deferred revenue	12,349	11,411
Total current liabilities	33,888	28,915

Liability for uncertain tax positions	36,088	46,820
Deferred income taxes	359	—
Other long-term liabilities	2,990	2,094
Total liabilities	73,325	77,829

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2010 and December 31, 2009; total issued 53,458,689 and 52,907,691 shares at September 30, 2010 and December 31, 2009, respectively, and total outstanding 44,778,121 and 44,227,123 shares at September 30, 2010 and December 31, 2009, respectively	534	529
Additional paid-in capital	158,345	147,619
Treasury stock, at cost (8,680,568 shares at September 30, 2010 and December 31, 2009)	(112,671)	(112,671)
Retained earnings	354,286	301,670
Accumulated other comprehensive income (loss)	185	(975)
Total stockholders’ equity	400,679	336,172
Total liabilities and stockholders’ equity	$474,004	$414,001

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Subscriber	$62,066	$61,045	$182,173	$181,734
Other	712	756	2,196	2,922
	62,778	61,801	184,369	184,656
Cost of revenues (including share-based compensation of $304 and $963 for the three and nine months of 2010, respectively, and $323 and $935 for the three and nine months of 2009, respectively)	10,732	11,258	31,378	34,250
Gross profit	52,046	50,543	152,991	150,406
Operating expenses:
Sales and marketing (including share-based compensation of $464 and $1,460 for the three and nine months of 2010, respectively, and $477 and $1,338 for the three and nine months of 2009, respectively)	10,878	9,347	32,327	27,443
Research, development and engineering (including share-based compensation of $204 and $645 for the three and nine months of 2010, respectively, and $217 and $634 for the three and nine months of 2009, respectively)	3,008	2,862	8,810	8,685
General and administrative (including share-based compensation of $1,805 and $5,699 for the three and nine months of 2010, respectively, and $1,877 and $5,188 for the three and nine months of 2009, respectively)	10,921	11,667	34,263	33,582

Total operating expenses	24,807	23,876	75,400	69,710

Operating earnings	27,239	26,667	77,591	80,696

Other-than-temporary impairment losses	—	—	—	(9,193)
Interest and other income, net	491	20	1,750	477
Earnings before income taxes	27,730	26,687	79,341	71,980
Income tax expense	7,896	7,353	23,161	22,857
Net earnings	$19,834	$19,334	$56,180	$49,123

Net earnings per common share:
Basic	$0.44	$0.44	$1.26	$1.12
Diluted	$0.43	$0.43	$1.23	$1.09
Weighted average shares outstanding:
Basic	44,716,366	44,126,038	44,488,561	43,840,308
Diluted	45,939,172	45,296,147	45,738,389	44,985,160

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$56,180	$49,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,973	10,990
Amortization of discount or premium of investments	670	—
Share-based compensation	8,767	8,095
Tax deficiency (excess tax benefits) from share-based compensation	(164)	(3,126)
Provision for doubtful accounts	1,542	1,710
Deferred income taxes	(815)	(924)
Other-than-temporary impairment losses	—	9,193
Decrease (increase) in:
Accounts receivable	(1,354)	(803)
Prepaid expenses and other current assets	1,097	(737)
Other assets	(262)	(108)
(Decrease) increase in:
Accounts payable and accrued expenses	2,350	(723)
Income taxes payable	(11,426)	(724)
Deferred revenue	(422)	219
Liability for uncertain tax positions	6,339	5,776
Other	677	22
Net cash provided by operating activities	74,152	77,983

Cash flows from investing activities:
Maturity of certificates of deposits	31,653	—
Purchase of certificates of deposit	—	(31,150)
Redemptions/Sales of available-for-sale investments	9,019	—
Purchase of available-for-sale investments	(52,921)	—
Purchases of property and equipment	(1,273)	(1,704)
Acquisition of businesses, net of cash received	(36,546)	(11,915)
Proceeds from sales of assets	—	1,340
Purchases of intangible assets	(6,953)	(3,146)
Net cash used in investing activities	(57,021)	(46,575)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(4,175)	(441)
Issuance of common stock under employee stock purchase plan	85	89
Exercise of stock options	2,349	2,638
(Tax deficiency) excess tax benefits from share-based compensation	164	3,126
Net cash (used in) provided by financing activities	(1,577)	5,412

Effect of exchange rate changes on cash and cash equivalents	(265)	750

Net increase in cash and cash equivalents	15,289	37,570
Cash and cash equivalents at beginning of period	197,411	150,780
Cash and cash equivalents at end of period	$212,700	$188,350

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

As of September 30, 2010 and December 31, 2009, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of our cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest our cash in accordance with our investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. Our investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At September 30, 2010 and December 31, 2009, our cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency.  The amount held by Irish banks are fully insured through December 31, 2010, however, the insured amount held in other institutions is immaterial in comparison to the total amount of our cash and cash equivalents held by these institutions which is not insured.

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

We acquired six businesses during the nine month period ended September 30, 2010: (1) the voice assets of Reality Telecom Ltd, (2) the fax assets of Comodo Communications, Inc, (3) the unified messaging and communications assets of mBox Pty, Ltd, (4) the assets associated with the email hosting and email marketing businesses of FuseMail, LLC, (5) the assets of Alban Telecom Limited, a UK enhanced voice services provider, and (6) Venali, Inc., a Miami-based provider of enterprise Internet fax messaging solutions.  These acquisitions are designed to be accretive and provide us additional customers and technology in the value-added messaging and communications services segment. The condensed consolidated statement of operations and balance sheet as of September 30, 2010 reflects the results of operations of these acquisitions. For the three and nine months ended September 30, 2010, these acquisitions contributed $2.7 million and $4.8 million, respectively to our total revenues. Earnings contributions from these acquisitions were not separately identifiable due to our integration activities. Total consideration for these transactions was $39.8 million, net of cash acquired including $1.7 million in assumed liabilities consisting primarily of deferred revenue; trade accounts payable and other accrued liabilities.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation
Accounts Receivable	$1,318
Property and Equipment	1,049
Customer Relationships	4,332
Goodwill	31,492
Other Intangible Assets	1,496
Other Assets	105
Total	$39,792

The initial accounting for the acquisition of Venali, Inc. is incomplete and subject to change, which may be significant.  This is particularly true with respect to the valuation of certain acquired tax net operating losses and the valuation assumptions of customer relationships.  We are currently in the process of quantifying such amounts, if any, and have not recorded any fair value associated with the acquired tax net operating losses as of September 30, 2010.  Therefore, actual amounts recorded upon the finalization of certain tax net operating losses may differ materially from the information presented in this quarterly report on Form 10-Q.  Provisional amounts for customer relationships acquired have been recorded based upon management’s best estimate of the value as a result of a preliminary analysis performed.

Customer relationships have useful lives of seven to fifteen years from the date of acquisition and no residual.  Other intangible assets have useful lives between one and five years from the date of acquisition and no residual value.  Other assets have useful lives between zero and three years and no residual value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisitions during the nine month period ended September 30, 2010 is $31.5 million of which $15.7 million is non-deductible for income tax purposes and $15.8 million is expected to be deductible for income tax purposes over the next 15 years.  No in-process research and development was acquired or written off in connection with any of these business acquisitions.  Transaction costs from these acquisitions consist of $250,000 for professional fees expensed in the nine month period ended September 30, 2010 to General and Administrative expense.

The following supplemental information on an unaudited pro forma financial basis, presents the combined results of j2 Global and our 2010 acquisitions as if the acquisitions had occurred on January 1 for the three and nine month periods ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$64,454	$66,245	$192,879	$197,598
Net Income	$20,240	$19,448	$55,976	$49,297
EPS - Basic	$0.45	$0.44	$1.26	$1.12
EPS - Diluted	$0.44	$0.43	$1.22	$1.10

This unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable. However; it is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1 for the three and nine month periods ended September 30, 2010 and 2009.  This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects. Pro forma supplemental information for both 2010 and 2009 does not include the results of operations for keepITsafe Data Solutions Ltd. (see Note 14 - Subsequent Events), as such information was not available and immaterial for these periods.

4.	Investments

Short-term investments consist generally of corporate debt securities which are stated at fair market value and certificates of deposits which are stated at cost, which approximates fair market value.  Realized gains and losses of short and long term investments are recorded using the specific identification method.

The following table summarizes our debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	September 30, 2010	December 31, 2009
Due within 1 year	$16,192	$—
Due within more than 1 year but less than 5 years	40,450	12,833
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,957	2,054
Total	$59,599	$14,887

The following table summarizes our investments designated as trading and available-for-sale (in thousands):

	September 30, 2010	December 31, 2009
Trading	$6	$9
Available-for-sale	59,599	14,887
Total	$59,605	$14,896

The following table summarizes the gross unrealized gains and losses and fair values for investments as of September 30, 2010 and December 31, 2009 aggregated by major security type (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2010
Debt Securities	$57,878	$1,721	$—	$59,599

December 31, 2009
Debt Securities	$13,996	$891	$—	$14,887

At December 31, 2009, corporate and auction rate debt and preferred securities were recorded as available-for-sale. The debt securities have stated maturities through 2037.  The preferred securities have no stated maturity dates. The auction rate securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate.  Certain of these securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments.   As of June 30, 2009, we determined that as a result of continued deterioration in the creditworthiness of the issuers of these securities, we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to September 30, 2010. At September 30, 2010, our long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of September 30, 2010 and December 31, 2009 were not material to the financial statements.

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

We measure our cash equivalents and investments at fair value. Our cash equivalents short-term investments and other debt securities are primarily classified within Level 1.  Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, including prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period.  Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources.  Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of our total assets as of September 30, 2010.

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$212,700	$—	$—	$212,700
Equity Securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	7,045	—	—	7,045
Debt securities issued by foreign governments	2,894	—	—	2,894
Corporate debt securities	46,986	—	—	46,986
Auction Rate Securities	—	—	2,673	2,673
Total	$269,631	$—	$2,673	$272,304

December 31, 2009	Level 1	Level 2	Level 3	Fair Value

Cash	$197,411	$—	$—	$197,411
Certificates of Deposit	31,371	—	—	31,371
Equity Securities	9	—	—	9
Debt securities issued by foreign governments	1,893	—	—	1,893
Corporate debt securities	11,214	—	—	11,214
Auction Rate Securities	—	—	1,781	1,781
Total	$241,898	$—	$1,781	$243,679

The following table provides a summary of changes in fair value of our Level 3 financial assets as of September 30, 2010 (in thousands):

	Level 3 Financial Assets
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Beginning Balance	$2,259	$1,781
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	414	892
Purchases, issuances and settlements	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30, 2010	$2,673	$2,673

Total losses for the period included in earnings relating to assets still held at September 30, 2010	$—	$—

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

The changes in carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2010 are as follows (in thousands):

	Balance as of January 1, 2010	Additions	Deductions	Amortization	Foreign Exchange Translation	Balance as of September 30, 2010
Goodwill	$81,258	$31,875	$—	$—	$(3)	$113,130
Intangible assets with indefinite lives	7,069	504	—	—	—	7,573
Intangible assets subject to amortization	32,022	11,954	—	(6,643)	(58)	37,275
	$120,349	$44,333	$—	$(6,643)	$(61)	$157,978

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of September 30, 2010, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.6 years	$33,916	$16,729	$17,187
Technology	4.8 years	3,001	1,929	1,072
Customer relationships	8.3 years	20,301	7,859	12,442
Trade name	13.6 years	9,669	3,095	6,574
Total		$66,887	$29,612	$37,275

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

Amortization expense, included in general and administrative expense, during the three and nine month periods ended September 30, 2010 and 2009 approximated $1.7 million and $2.0 million, respectively, and $6.6 million and $6.0 million, respectively.  Amortization expense is estimated to approximate $8.4 million, $6.2 million, $5.2 million, $4.5 million and $4.1 million for fiscal years 2010 through 2014, respectively, and $15.6 million thereafter through the duration of the amortization period.

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

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Open Text Corporation and its Captaris business (“Open Text”), Venali, Inc. (“Venali”), Protus IP Solutions, Inc. (“Protus”), EasyLink Services International Corp. (“EasyLink”) and Packetel, Inc. (“Packetel”). The litigation against Venali was dismissed on September 8, 2010, in connection with our acquisition of Venali. Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office.

Open Text, Protus, EasyLink and Packetel have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text and Protus have also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text and Protus are seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. All of these cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in all of these cases is underway. The Court partially completed a Markman hearing in all of these cases on October 15, 2010. We are also pursuing claims against Protus in Canada based on related Canadian patents, and Protus has asserted similar anti-competition claims against us in response.

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

In January 2006, we filed a complaint in the United States District Court for the Central District of California against Protus asserting causes of action for violation of the Federal Telephone Consumer Protection Act (the “TCPA”), trespass to chattels and unfair business practices as a result of Protus sending “junk faxes” to us and our customers. We are seeking statutory and treble damages, attorneys’ fees, interest and costs, as well as a permanent injunction against Protus continuing its junk fax sending practices. In September 2007, Protus filed a counterclaim against us asserting the same causes of action as those asserted against it, as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation. Protus is seeking, among other things, general and special damages, treble damages, punitive damages, attorneys’ fees, interest and costs, as well as a permanent injunction against us sending any more junk faxes. On October 1, 2010, the court dismissed the parties' respective TCPA claims based upon jurisdictional grounds.  The court agreed to stay adjudication of the action's remaining claims to allow us to seek an interlocutory appeal of its dismissal of the TCPA claims.  We have not yet filed our Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.

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

On December 12, 2006, Venali filed suit against us in the United States District Court for the Southern District of Florida, alleging infringement of U.S. Patent Number 7,114,004. Venali was seeking damages in the amount of lost profits or a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On March 6, 2007, we filed an answer to the complaint denying liability. The case was dismissed on September 10, 2010 in connection with our acquisition of Venali.

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

On May 20, 2010, Project Lace filed a complaint against us in the United States District Court for the Central District of California, asserting breach of contract and related claims stemming from allegations that we charged the Plaintiff fees after the Plaintiff signed up for a free trial of our services.  The Plaintiff seeks certification of a class of consumers defined as “[a]ll former or current customers of eFax, who have been billed for usage for which they did not agree to pay,” from May 2003 to the present.  We entered into a settlement agreement related to this matter on August 17, 2010, and on August 19, 2010 the complaint was dismissed with prejudice.

On May 20, 2010, Lea Anne Wolfe filed a lawsuit against us in Los Angeles Superior Court.  Wolfe asserts the following claims:  (1) physical disability discrimination in violation of the California Fair Employment and Housing Act (“FEHA”); (2) failure to accommodate in violation of FEHA; (3) failure to engage in the interactive process in violation of FEHA; and (4) failure to pay wages in violation of California Labor Code Sections 201 and 218.  She is seeking compensatory damages (including back wages, unpaid wages, and emotional distress); interest and costs; attorneys' fees; a cease and desist order against j2; and an order mandating j2 and its employees to undergo anti-discrimination training.  We filed an Answer on June 24, 2010.  The parties are currently engaged in discovery.  At the Case Management Conference on October 14, 2010, the Court ordered the parties to go to private mediation, which is to be completed by February 11, 2011. A mediation status conference/trial setting conference is scheduled for February 16, 2011.

On June 9, 2010, Rates Technology, Inc. (“Rates”) filed suit against us in the United States District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Numbers 5,425,085 and 5,519,769. Rates is seeking damages for lost profits, a reasonable royalty, a permanent injunction against continued infringement, injunctive relief requiring us to turn over contact information for, and notify, each person who purchased infringing products or services, attorneys’ fees, costs and expenses.  In August 2010, we entered into a settlement agreement related to this matter and the case was dismissed with prejudice.

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

On September 7, 2010, Wordcheck Tech, LLC (“Wordcheck”) filed suit against fifty-seven defendants, including us and two affiliates, in the United States District Court for the Eastern District of Texas, Tyler Division.  The complaint alleges infringement of U.S. Patent Number 6,782,510.  Wordcheck is seeking a permanent injunction against continued infringement, damages, treble damages, attorney’s fees, interest and costs.  We have not yet responded to the complaint.

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

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amendment to Credit Agreement with the Lender.  The Credit Agreement, as amended, provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until August 16, 2013, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. We may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of j2 Global at either:

●	LIBOR plus a margin equal to 1.875% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or
●
1% over the “Base Rate”, defined as the highest of (i) the reference rate in effect as determined per the agreement, (ii) the federal funds rate in effect as determined per the agreement plus a margin equal to 0.5% and (iii) the 1 month LIBOR rate plus 1.50%.

We are also obligated to pay closing fees, letter of credit fees and commitment fees customary for a credit facility of this size and type.

Interest on the loans is payable quarterly or, if accruing at a Fixed Interest Rate, on the last day of the applicable interest rate period, or for interest rate periods longer than 3 months, at the end of each 3-month period in the applicable interest rate period.

Pursuant to the Credit Agreement, significant subsidiaries based in the U.S. will be required to guaranty j2 Global’s obligations under the Credit Agreement.  “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of the j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended.  Also pursuant to the Credit Agreement, we entered into a Security Pledge Agreement whereby j2 Global grants to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global.  We will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes we make a cumulative adjustment. Our annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of our subsidiaries outside of the U.S. in jurisdictions where our effective tax rate is lower than in the U.S. For the quarter ended September 30, 2010, our estimated effective tax rate was 28.5%.  We do not provide for U.S. income taxes on the undistributed earnings of our foreign operations since we intend to reinvest them in our foreign jurisdictions.

We had approximately $12.2 million in net deferred tax assets as of September 30, 2010 related primarily to net operating loss carryforwards, capital losses and as a result of differences in share-based compensation between our financial statements and our tax returns. Based on the weight of available evidence, we assess whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, we record a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized.   The net deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of September 30, 2010 and December 31, 2009, we had $36.1 million and $46.8 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was primarily the result of us having effectively settled the transfer pricing portion of the tax audit by the Internal Revenue Service relating to the Company’s income tax returns for 2004 through 2008. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on our consolidated statement of operations.

Cash paid for income taxes was $28.9 million and $18.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Certain tax payments are prepaid during the year and included within Prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $1.8 million and $7.2 million at September 30, 2010 and December 31, 2009, respectively.

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

Common Stock Repurchase Program

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012.  On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.  During the nine months ended September 30, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees).  We have accounted for these repurchases using the cost method.

Periodically, participants in our stock plans surrender to us shares of our stock or vested in-the-money options to purchase shares of our stock to satisfy exercise price and/or tax withholding obligations of such participants arising upon the exercise of stock options or the vesting of restricted stock.  During the three month period ended September 30, 2010, we purchased 20,134 shares from plan participants.  See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

10.	Stock Options and Employee Stock Purchase Plan

Our share-based compensation plans include our Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan. Each plan is described below.

The Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2010, 2,800,323 shares underlying options and 66,540 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Stock Plan (the “2007 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2010, 1,228,704 shares underlying options and 769,130 shares of restricted stock were outstanding under the 2007 Plan, all of which continue to be governed by the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	4,480,591	$13.17
Granted	152,967	22.86
Exercised	(578,419)	5.40
Canceled	(26,112)	19.97
Outstanding at September 30, 2010	4,029,027	14.61	4.9	$40,705,054
Exercisable at September 30, 2010	2,863,463	11.83	3.6	$36,445,078
Vested and expected to vest at September 30, 2010	3,816,310	$14.29	4.7	$39,862,657

For the nine months ended September 30, 2010, we granted 152,967 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2010 and 2009 were $10.94 and $9.89, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2010 and 2009 were $10.0 million and $9.3 million, respectively.

As of September 30, 2010 and December 31, 2009, unrecognized stock compensation related to non-vested share-based compensation awards granted under the 1997 Plan and the 2007 Plan approximated $14.3 million and $18.9 million, respectively. Unrecognized stock compensation expense related to non-vested share-based compensation awards granted under these plans is expected to be recognized ratably over a weighted-average period of 3.1 years (i.e., the remaining requisite service period).

Fair Value Disclosure

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for the nine months ended September 30, 2010 is based on historical volatility of our common stock. We elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.19% and 14.50% as of September 30, 2010 and 2009, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.65%	2.35%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	44%	54%
Weighted-average volatility	45%	55%

Restricted Stock

We have awarded restricted stock and restricted stock units to our board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. We recognized $1.0 million and $3.2 million of compensation expense in the three and nine months ended September 30, 2010, respectively, related to restricted stock and restricted stock units. As of September 30, 2010, and December 31, 2009, we have unrecognized share-based compensation cost of approximately $12.6 million and $14.4 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 3.4 years for awards and 4.4 years for units.

Restricted stock award activity for the nine months ended September 30, 2010 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	947,831	$19.36
Granted	76,082	23.09
Vested	(186,183)	20.11
Canceled	(12,060)	17.19
Nonvested at September 30, 2010	825,670	$19.57

The following table represents restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$
Granted	10,000
Exercised	—
Canceled	—
Outstanding at September 30, 2010	10,000		2.9	$237,900
Exercisable at September 30, 2010	—
Vested and expected to vest at September 30, 2010	6,643		$2.9	$158,037

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$304	$323	$963	$935
Operating expenses:
Sales and marketing	464	477	1,460	1,338
Research, development and engineering	204	217	645	634
General and administrative	1,805	1,877	5,699	5,188
Total	$2,777	$2,894	$8,767	$8,095

Employee Stock Purchase Plan

Our 2001 Employee Stock Purchase Plan (the “Purchase Plan”), provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2010 and 2009, 3,937 and 4,254 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $85,000 and $89,579 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, 1,657,590 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator for basic and diluted net earnings per common share:
Net earnings	$19,834	$19,334	$56,180	$49,123

Denominator:
Weighted-average outstanding shares of common stock	44,716,366	44,126,038	44,488,561	43,840,308
Dilutive effect of:
Employee stock options	966,407	942,825	997,268	1,062,362
Restricted stock	256,399	227,287	252,560	82,490
Common stock and common stock equivalents	45,939,172	45,296,147	45,738,389	44,985,160

Net earnings per share:
Basic	$0.44	$0.44	$1.26	$1.12
Diluted	$0.43	$0.43	$1.23	$1.09

For the three and nine months ended September 30, 2010 and 2009, there were 709,067 and 617,350 options outstanding, respectively, and 709,930 and 813,359 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Earnings	$19,834	$19,334	$56,180	$49,123
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	1,624	98	(222)	1,152
Unrealized gain on available-for-sale investments, net of tax	629	538	1,043	507
Reclass from Held-to-Maturity to Available-for-Sale, net of tax	—	—	—	209
Amortization of Held-to-Maturity securities loss, net of tax	—	—	—	9
Other Comprehensive Income, net of tax	2,253	636	821	1,877

Comprehensive Income	$22,087	$19,970	$57,001	$51,000

13.	Geographic Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
United States	$52,241	$52,630	$155,158	$157,707
All other countries	10,537	9,171	29,211	26,949
	$62,778	$61,801	$184,369	$184,656

	September 30,	December 31,
	2010	2009
Long-lived assets:
United States	$36,669	$36,488
All other countries	12,019	8,900
	$48,688	$45,388

14.	Subsequent Events

In October 2010, we purchased for cash keepITsafe Data Solutions Ltd., an Ireland-based provider of online backup services.  This acquisition is designed to be accretive and expands our cloud-based business services portfolio to now include online data backup. The financial impact to j2 Global for this transaction is immaterial as of the date of the acquisition.

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

We deliver many of our services through our global telephony/Internet Protocol (“IP”) network, which spans more than 4,200 cities in 49 countries across six continents. We have created this network, and continuously seek to expand it, through negotiating with U.S. and foreign telecommunications and co-location providers for telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”), Internet bandwidth and co-location space for our equipment. We maintain and seek to grow an inventory of telephone numbers to be assigned to new customers. Most of these numbers are “local” (as opposed to toll-free), which enables us to provide our paying subscribers telephone numbers with a geographic identity.

Our core services include fax, voicemail, email and call handling, as well as bundled suites of certain of these services. These are business services that make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers. Of the 12.5 million telephone numbers deployed as of September 30, 2010, approximately 1.4 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate telephone numbers. We operate in one reportable segment: value-added messaging and communications services, which provides for the delivery of fax, voice and email messages and communications via the telephone and/or Internet networks.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel. Since fiscal year 2000, we have completed 30 acquisitions in the value-added messaging and communications services segment.

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

The following table sets forth certain key operating metrics for the three and nine months ended September 30, 2010 and 2009 (in thousands, except for percentages and average revenue per paying telephone number):

	September 30,
	2010	2009
Free service telephone numbers	11,078	9,976
Paying telephone numbers	1,411	1,274
Total active telephone numbers	12,489	11,250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Subscriber revenues:
Fixed	$50,270	$49,781	$148,606	$148,306
Variable	11,796	11,264	33,567	33,428
Total subscriber revenues	$62,066	$61,045	$182,173	$181,734

Percentage of total subscriber revenues:
Fixed	81.0%	81.5%	81.6%	81.6%
Variable	19.0%	18.5%	18.4%	18.4%

Revenues:
DID-based	$59,585	$58,969	$175,221	$175,322
Non-DID-based	3,193	2,832	9,148	9,334
Total revenues	$62,778	$61,801	$184,369	$184,656

Average monthly revenue per paying
telephone number (1)	$14.21	$15.03	$14.19	$15.10
_____________________

(1)	See calculation of average monthly revenue per paying telephone number at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2009 Annual Report on Form 10-K filed with the SEC on February 23, 2010. During the nine months ended September 30, 2010, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2010

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $62.1 million and $61.0 million for the three months ended September 30, 2010 and 2009, respectively and $182.2 million and $181.7 million for the nine months ended September 30, 2010 and 2009, respectively. This increase in subscriber revenues was due to an increase in our subscriber base offset by the continuing shift in product mix from our premium products to corporate and secondary products.  The increase in our subscriber base primarily resulted from new subscribers coming directly to our Websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales and business acquisitions, in each case net of cancellations.

Other Revenues. Other revenues were $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.   Other revenues were $2.2 million and $2.9 million for the nine month period ended September 30, 2010 and 2009, respectively.  Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent related revenues due to a patent sale which occurred during the second quarter 2009 and reduced advertising as customers have lowered spending.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, telephone numbers, network operations, customer service, on-line processing fees and equipment depreciation. Cost of revenues was $10.7 million, or 17% of total revenues, and $11.3 million, or 18% of total revenues, for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, cost of revenues was $31.4 million, or 17% of total revenues, and $34.2 million, or 19% of total revenues, respectively.  The decrease in cost of revenues was primarily due to increased efficiency of network operations and reduced depreciation.

Operating Expenses

Sales and Marketing . Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. However, we have intentionally increased our sales and marketing activities for fiscal 2010 versus fiscal 2009 as we begin to see economic growth. Sales and marketing expenses were $10.9 million, or 17% of total revenues, and $9.3 million, or 15% of total revenues, for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, sales and marketing expenses were $32.3 million, or 18% of total revenues, and $27.4 million, or 15% of total revenues, respectively. This increase in sales and marketing expenses for the three and nine months ended September 30, 2010 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for fax and voice services.

Research, Development and Engineering . Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.0 million, or 5% of total revenues, for the three months ended September 30, 2010 and 2009.  For each of the nine months ended September 30, 2010 and 2009, research, development and engineering costs were $8.8 million, or 5% of total revenues, and $8.7 million, or 5% of total revenues.

General and Administrative . Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $10.9 million, or 17% of total revenues, and $11.7 million, or 19% of total revenues, for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, general and administrative costs were $34.3 million, or 19% of total revenues, and $33.6 million, or 18% of total revenues, respectively.  The decrease in expense for the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to decreased customer refunds and credits and bad debt expense. The increase in expense for the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to increased amortization of capitalized patent costs, compensation costs and office rent offset by decreased customer refunds and credits and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$304	$323	$963	$935
Operating expenses:
Sales and marketing	464	477	1,460	1,338
Research, development and engineering	204	217	645	634
General and administrative	1,805	1,877	5,699	5,188
Total	$2,777	$2,894	$8,767	$8,095

Non-Operating Income and Expenses

Interest and Other Income, net. Our interest and other income, net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income, net, was $0.5 million and zero for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in interest and other income, net, was primarily due to increased interest income and gains on foreign currency exchange.

Other-than-temporary impairment losses.   An other-than-temporary impairment occurred in connection with our securities for the nine month period ended September 30, 2009.  As a result, we recorded an impairment of $9.2 million within the condensed consolidated statement of operations.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. Income tax expense amounted to approximately $7.9 million and $7.4 million for the three months ended September 30, 2010 and 2009, respectively.  Income tax expense for the nine months ended September 30, 2010 and 2009 was $23.2 million and $22.9 million, respectively.  Our effective tax rate was approximately 28.5% compared to 27.6% and 29.2% compared to 31.8% for the three and nine months ended September 30, 2010 and 2009, respectively.  The increase in expense for the three month period ended September 30, 2010 compared to the same period in the prior year was primarily due to an increase in the accrual for uncertain income tax positions during the third quarter 2010.  The increase in expense for the nine month period ended September 30, 2010 compared to the same period in the prior year was primarily due to an increase in the accrual for uncertain income tax positions during the third quarter 2010 offset by us effectively settling a portion of our on-going IRS audit and an increase in foreign income as a percentage of total income.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2010, we had cash and investments of $272.3 million compared to cash and investments of $243.7 million at December 31, 2009. The increase in cash and investments resulted primarily from cash provided by operations offset by cash used in connection with business acquisitions and the repurchase of stock. At September 30, 2010, cash and investments consisted of cash and cash equivalents of $212.7 million, short-term investments of $16.2 million and long-term investments of $43.4 million. Our investments are comprised primarily of readily marketable corporate debt securities, money market funds and certificates of deposits. For financial statement presentation, we classify our investments primarily as available-for-sale, thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist primarily of corporate and auction rate debt and preferred securities.  The auction rate debt and preferred securities are illiquid due to failed auctions or following failed auctions were converted into other illiquid securities. During the second quarter of 2009, we determined that as a result of continued deterioration of the creditworthiness of the issuers of these securities that we intend to sell these securities.  Accordingly, we reclassified these securities to available-for-sale. In addition, we determined that these securities were other-than-temporarily impaired and recorded an impairment of $9.2 million to the condensed consolidated statement of operations.  During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. During the fourth quarter of 2009, we sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million which was recorded within interest and other income in the consolidated statement of operations.  Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity of these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to September 30, 2010.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $74.2 million and $78.0 million for the nine months ended September 30, 2010 and 2009, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $1.8 million and $7.2 million at September 30, 2010 and December 31, 2009, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $228.9 million at September 30, 2010.

Net cash (used in) investing activities was approximately ($57.0) million and ($46.6)million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions offset by the maturity of certificates of deposits. For the nine months ended September 30, 2009, net cash used in investing activities was primarily attributable to the purchase of certificates of deposits and business acquisitions.

Net cash (used in) provided by financing activities was approximately ($1.6) million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, net cash used in financing activities was primarily attributable to the repurchases of stock partially offset by the exercise of stock options.  For the nine months ended September 30, 2009, net cash provided by financing activities was primarily attributable to excess tax benefits from share-based compensation and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2010:

	Payments Due in
	(in thousands)
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total

Operating leases (a)	$543	$1,922	$2,061	$1,804	$1,807	$8,782	$16,919
Telecom services and co-location facilities (b)	2,789	4,002	3,101	785	47	4	10,728
Computer software and related services (c)	1,153	51	51	26	—	—	1,281
Holdback payment (d)	1,136	1,216	—	—	—	—	2,352
Other (e)	368	486	164	71	—	—	1,089

Total	$5,989	$7,677	$5,377	$2,686	$1,854	$8,786	$32,369

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions for further details.)

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of September 30, 2010, our noncurrent liability for uncertain tax positions was $36.1 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

The following table represents key drivers of our business and is provided as additional information to readers of the consolidated financial statements.

Calculation of Average Monthly Revenue per Paying Telephone Number:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands except average monthly revenue per paying telephone number)

DID-based revenues	$59,585	$58,969	$175,221	$175,322
Less other revenues	1,071	1,515	3,661	4,759
Total paying telephone number revenues	$58,514	$57,454	$171,560	$170,563

Average paying telephone number monthly revenue (total divided by number of months)	$19,505	$19,151	$19,062	$18,951

Number of paying telephone numbers
Beginning of period	1,335	1,274	1,275	1,236
End of period	1,411	1,274	1,411	1,274

Average of period	1,373	1,274	1,343	1,255

Average monthly revenue per paying telephone number (1)	$14.21	$15.03	$14.19	$15.10
_______________

(1) Due to rounding, individual numbers may not add.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes.  On August 16, 2010, we entered into an amended Credit Agreement with the Lender.  We have not drawn down any amounts under the Credit Agreement.  See Note 7 - Commitments and Contingencies for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2010, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2010, we had investments in debt securities with effective maturities greater than one year of approximately $43.4 million. Such investments had a weighted average yield of approximately 3.88%. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $212.7 million and $197.4 million respectively.  Based on our cash and cash equivalents and short and long-term investment holdings as of September 30, 2010, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $2.7 million.

As of January 5, 2009, we entered into the Credit Agreement with Lender to be used for working capital and general corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender.  If we were to borrow from the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and losses were not material to our earnings for the three and nine months ended September 30, 2010, amounting to approximately $2.3 million and ($0.3) million, respectively. As of September 30, 2010, cumulative translation adjustments included in other comprehensive income amounted to approximately ($2.1) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Unregistered Sales of Equity Securities

None.

(b)              Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012.  On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program.  During the nine months ended September 30, 2010, we repurchased 6,300 shares under the repurchase program.

The following table details the repurchases that were made under and outside the program during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2010 - July 31, 2010	—	$—	—	10,000,000
August 1, 2010 - August 31, 2010	879	$24.72	—	10,000,000
September 1, 2010 - September 30, 2010	25,555	$21.37	6,300	9,993,700
Total	26,434		6,300	9,993,700

(1) Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Reserved

Item 5.      Other Information

None.

Item 6.      Exhibits

10.1	Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010, and September 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010, and September 30, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: November 4, 2010	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number                                                                                                   Description

10.1	Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010, and September 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010, and September 30, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.