Form 10-K
period 2010-12-31
J2 GLOBAL COMMUNICATIONS INC
filed 2011-02-28
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $644,602,730. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2011, the registrant had 45,884,180 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 12, 2011 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 73 pages with the Index to Exhibits located on page 64.

PART I

Item 1.      Business

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. We provide cloud-based, value-added communication, messaging and data backup services to businesses of all sizes, from individuals to enterprises. Our hosted solutions deliver our customers greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, Electric Mail®, Campaigner®, KeepItSafeTM and Onebox®.

We deliver many of our services in more than 4,300 cities in 49 countries across six continents. We provide these services through equipment we co-locate at various locations worldwide, telephone numbers (referred to herein as Direct Inward-Dial numbers or “DIDs”) obtained from third-party telecommunications providers and Internet bandwidth typically obtained from third-party co-location providers. Most of the DIDs we obtain for our services are “local” (as opposed to toll-free), which enables us to provide our paying subscribers DIDs with a geographic identity.

Our services make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate DIDs. Of the 13.1 million DIDs deployed as of December 31, 2010, approximately 1.9 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate DIDs. We operate in one reportable segment: cloud-based, value-added communication, messaging and data backup services.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax®, eVoice® and Onebox®. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services and introducing new services.

We market our services to a broad spectrum of prospective business customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; and selling through both a telesales and direct sales force. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology, expand service offerings and acquire skilled personnel. Since fiscal year 2000, we have completed 31 acquisitions in the cloud-based, value-added communication, messaging and data backup services segment.

Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents and multiple pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users. For more information on our patents and other intellectual property, please refer to the section entitled Patents and Proprietary Rights contained in Item 1 of this Annual Report on Form 10-K.

Our Solutions

We believe that businesses of all sizes are increasingly outsourcing their communication, messaging and data backup needs. Their goal is to reduce or eliminate costs while also enhancing productivity, mobility, business continuity and security. Our core eFax® and MyFax® solution enable users to receive faxes into their email inboxes and to send faxes via the Internet. Our core eVoice® and Onebox® solutions provide customers a virtual phone system with various available enhancements. These services represent more efficient and less expensive solutions than many existing alternatives, and provide for increased security, privacy and message handling flexibility (e.g., the ability to store messages electronically and forward them by simply forwarding an email).

We currently offer integrated solutions designed to replace or augment individual and corporate communication, messaging and data backup functions. We tailor our solutions to satisfy the differing needs of our customers. Our paid DID-based services allow a subscriber to select a local DID from among more than 4,300 cities around the world. Toll-free U.S. and Canadian DIDs are also available, as are premium rate numbers in various countries. In addition, our services enhance the ability of businesses to provide communication and messaging services to their remote workforces, increase their level of information security and control and allocate costs more effectively.

We offer the following services and solutions:

Fax

We market a variety of brands in the global online fax space. The online fax space has three basic components: desktop, production and broadcast. These brands have various tiers of services and features catering to differing components of the fax space. Our leading fax brands are eFax® and MyFax®.

Desktop fax

eFax® is the leading brand in the global online fax market. Various tiers of service provide increasing levels of features and functionality to individuals, small and medium-sized businesses, and enterprises around the world.

eFax Plus® and eFax ProTM serve individuals and small work groups. Subscribers choose either a toll-free fax number that covers both the U.S. and Canada or a local fax number from among more than 4,300 cities worldwide. Users can receive inbound fax messages in their email inboxes, access these messages via a full-featured online Message Center and send digital documents to any fax number in the world directly from their computer or smartphone. This service is localized in many international currencies and languages including Dutch, French, German, Italian, Japanese, Polish, Portuguese and Spanish.

eFax CorporateTM offers capabilities similar to eFax Plus® and eFax Pro™, but with added features geared to the broader needs of enterprises and their users. These include online account administration tools which enable customers to manually or automatically self-provision fax numbers to employees as needed. eFax Corporate also offers the option of enhanced security features, which are particularly attractive to law firms and companies in regulated industries such as banking, brokerage and healthcare.

MyFax® is our number two online fax brand. The service supports individuals and small business customers that value core features and price over breadth and depth of functionality. MyFax focuses on the North American market with a selection of fax numbers across the United States and Canada. The service has won a number of awards for its comprehensive customer support program.

In addition to eFax® and MyFax®, we offer desktop online fax services under a variety of alternative brands. We acquired these brands in business purchases and, rather than being merged into existing brands, continue to offer them on a standalone basis to serve legacy customer bases, target specific market segments or address unique price points. These brands include Fax.com™ and SmartFax™, among others.

Production fax

eFax DeveloperTM offers high-volume production fax solutions. Designed for easy integration with application environments through simple software development kits or universal web protocols, eFax Developer provides inbound and outbound faxing through a secure XML interface. Enhanced features include bar-code recognition, dynamic retries and high speed processing.

Broadcast fax

eFax BroadcastTM and jBlast® offer cost-effective solutions for high-volume outbound broadcast faxing. These services enable users to send important documents simultaneously to hundreds or thousands of recipients anywhere in the world, accurately monitor the status of their faxes and update their database of “Do Not Fax” names and undeliverable fax numbers.

Voice

eVoice® is a virtual phone system that provides small and medium-sized businesses on-demand voice communications services, featuring a toll-free or local company DID, a professionally-produced auto-attendant and menu tree. With these services, a subscriber can assign departmental and individual extensions that can connect to multiple U.S. or Canadian DIDs, including traditional land-line telephones as well as mobile and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services and improving efficiency by delivering voicemails in both native audio format and as transcribed text.

Hosted Email

Electric Mail® and FuseMail® offer hosted email, email hygiene and email archival services to businesses. These solutions are hosted offsite and seamlessly integrated into a customer’s existing email system. The services include Electric WebMailTM and FuseMail® hosted email, VirusSMARTTM virus scanning, CypherSMARTTM encryption services, SpamSMARTTM SPAM filtering and VaultSMARTTM / PolicySMARTTM archiving which delivers a secure, scalable email archiving and customizable compliance tool to correspond with a company’s retention policy.

Email Marketing

Campaigner® is an email marketing service that enables businesses to easily create and send highly personalized one-to-one email communications to subscribers and customers to build better relationships. Campaigner® also helps businesses increase the size of their mailing lists, comply with email regulations like CAN-SPAM and get more emails to more inboxes.

Online Backup

KeepItSafe™ provides fully managed and monitored online backup solutions for businesses, using its ISO-certified platform. By securing critical digital assets via the Internet to highly secure data vaults, customers enjoy peace of mind knowing they have reliable and cost effective backups, and equally importantly rapid restores of the data that keeps their business operating. The software installs simply and provides full server imaging and proven off-site data recovery capabilities without costly investments. Company data is protected from human error, file corruption and other harmful factors.

Unified Communications

Onebox® is a full-featured unified communications suite. It combines the features of many of our other branded services, as well as additional features to provide full virtual office functionality. Onebox includes a virtual phone system, hosted email, online fax, audio conferencing and web conferencing.

Global Network and Operations

We have multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and a remote disaster recovery facility. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support, billing and a local presence for our customers from among more than 4,300 cities in 49 countries on six continents. Our network covers all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. For financial information about geographic areas, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

We obtain DIDs from various local carriers throughout the U.S. and internationally. Our ability to continue to acquire additional DIDs in desired locations in the future will depend on our relationships with our local carriers, our ability to pay market prices for such DIDs, our ability to secure DIDs from among growing number of alternate providers and the regulatory environment. Please refer to the sections entitled Government Regulation and Risk Factors contained in Item 1 and 1A, respectively, of this Annual Report on Form 10-K.

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

Competition

Competition in the cloud-based, value-added communication, messaging and data backup space is fierce and continues to intensify. We face competition from, among others, online fax-providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers and various data backup solutions. We believe that the primary competitive factors determining success in the market for our services include financial strength and stability, pricing, reputation for reliability and security of service, intellectual property ownership, effectiveness of customer support, service and software ease-of-use, service scalability, customer messaging and branding, geographic coverage, scope of services and local language sales, messaging and support.

Our most popular solutions relate to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, providers of fax servers and related software, such as Open Text Corporation as well as publicly traded and privately-held application service providers, such as Easylink Services International Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

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

We have a portfolio of numerous U.S. and foreign patents and have multiple pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. Three of our core U.S. patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”). We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.

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

We own and use a number of trademarks in connection with our products and services, including eFax and the eFax logo, MyFax and the MyFax logo, eFax Corporate and the eFax Corporate logo, eVoice and the eVoice logo, Electric Mail and the Electric Mail logo, KeepItSafe™ and the KeepItSafe™ logo and Onebox and the Onebox logo, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “electricmail.com”, “campaigner.com”, “fusemail.com”, “keepitsafe.com” and “onebox.com”, among others. We have in place an active program to continue securing “eFax” and other domain names in non-U.S. jurisdictions. We have filed to protect our rights to the “eFax” and other names in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the Internet and, in some cases, using services of third-party telecommunications providers, including, among others, those addressing privacy, data storage, retention and security, freedom of expression, content, taxation, DIDs, advertising and intellectual property. We are not a regulated telecommunications provider in the U.S. For information about the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.

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

We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $12.8 million, $11.7 million and $12.0 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk

Factors contained in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2010, we had approximately 600 employees, the majority of whom are in the U.S.

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

Risks Related To Our Business

Weakness in the economy has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers have been and may continue to be adversely affected by the current weakness in the general economy. To the extent these customers’ businesses have been adversely affected by the economic downturn and their usage levels of our services decline, we may experience a decrease in our average usage per subscriber and, therefore, a decrease in our average variable revenue per subscriber. In addition, continued weakness in the economy may adversely affect our customer retention rates for certain customer segments and the number of our new customer acquisitions in general. These factors may adversely impact our revenues and profitability.

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

Our financial results may be adversely impacted by higher-than-expected income tax rates or exposure to additional income tax liabilities.

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

We may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board for tax years 2005 through 2007 and by other state taxing authorities for various periods. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Our business and users may be subject to telecommunications and sales taxes.

As a provider of cloud-based, value-added communication, messaging and data backup, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are not subject to various telecommunication taxes. However, state taxing authorities may challenge this belief and have and may continue to audit our business and operations with respect to telecommunications taxes.

In addition, the application of other indirect taxes (such as sales and use tax, value added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2014. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

A significant number of our paid subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people use our services using stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. In addition, credit card companies may change the merchant standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

A system failure or security breach could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Currently, a significant number of our users authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media) and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our network and services provided to us by our telecommunications suppliers. Only a small number of carriers in each region, and in some cases only one carrier, offer the DID and network services we require. We purchase certain telecommunications services pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

The successful operation of our business depends upon the supply of critical elements and marketing relationships from other companies.

We depend upon third parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and other connections and for co-location of a significant portion of our servers. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain new customers, we have marketing agreements with operators of leading search engines and Websites. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Companies in the communication, messaging and data backup segment have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We have been and expect to continue to be subject to claims and legal proceedings that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief has increased the costs associated with the litigation and settlement of patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims against us, whether or not meritorious, could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time we are subject to litigation or claims, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. We are unable to predict the outcome of our currently pending cases. Some or all of the money we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings.

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

We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Acquisitions could divert attention from management and from other business concerns and could expose us to unforeseen liabilities or unfavorable accounting treatment. In addition, we may lose key employees while integrating any new companies, and we may have difficulties entering new markets where we have no or limited prior experience. We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders or incur debt which may cause us to incur interest expense, leverage and debt service requirements. We may also use cash to make acquisitions, which may limit our availability of cash for other uses, such as stock repurchases or dividends. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

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

Risks Related To Our Industry

Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.

We believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our business, we utilize data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of DIDs, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the governmental authority.

In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

In August 2005, the FCC reclassified wireline broadband Internet access services (i.e., DSL) as information services. The decision enables incumbent local exchange carriers to charge higher rates for underlying broadband transmission service to competitive local exchange carriers that service some of our lines in various states. This could have an indirect impact on our profitability and operations.

The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC may take enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

Also, in the U.S., the Communications Assistance to Law Enforcement Act (“CALEA”) requires telecommunications carriers to be capable of performing wiretaps and recording other call identifying information. In September 2005, the FCC released an order defining telecommunications carriers that are subject to CALEA obligations as facilities-based broadband Internet access providers and Voice-over-Internet-Protocol (“VoIP”) providers that interconnect with the public switched telephone network. As a result of this definition, we do not believe that j2 Global is subject to CALEA. However, if the category of service providers to which CALEA applies broadens to also include information services, that change may impact our operations.

In addition, for calls placed to certain of our European DIDs we receive revenue share payments from the local telecommunications carrier. The per minute rates applicable to these “calling party pays” DIDs is subject to foreign laws and regulations. A reduction in the permitted per minute rates would reduce our revenues and could cause us to restrict our service offerings.

Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.

Our business is dependent on the ability of our customers to access our services and applications over broadband Internet connections. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to rollout new services that use more bandwidth. We cannot predict whether the FCC’s recently adopted “open Internet rules” will become effective and enforceable, nor can we predict what impact such rules will have on our business at this time.

Our business could suffer if we cannot obtain or retain DIDs, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute DIDs depends on factors such as applicable regulations, the practices of telecommunications carriers that provide DIDs, the cost of these DIDs and the level of demand for new DIDs. For example, several years ago the FCC conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to complete in that state or nation if materially affecting our ability to acquire DIDs for our operations or making our services less attractive due to the unavailability of DIDs with a local geographic area.

In addition, although we are the customer of record for all of our U.S. DIDs, from time to time, certain U.S. telephone carriers inhibit our ability to port numbers or port our DIDs away from us to other carriers. If a federal or regulatory agency determines that our customers should have the ability to port DIDs without our consent, we may lose customers at a faster rate than what we have experienced historically, potentially resulting in lower revenues. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their DIDs to another carrier. These factors could lead to increased cancellations by our customers and loss of our DID inventory. These factors may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

In addition, future growth in our subscriber base, together with growth in the subscriber bases of providers of other fax and/or voicemail to email and unified messaging services, has increased and may continue to increase the demand for large quantities of DIDs, which could lead to insufficient capacity and our inability to acquire sufficient DIDs to accommodate our future growth.

The value-added messaging, communications and data backup services industry is undergoing rapid technological changes and we may not be able to keep up.

The value-added communication, messaging and data backup services industry is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We are subject to regulations relating to data privacy, security, breach and retention.

Many U.S. states and foreign jurisdictions have passed laws in the area of data privacy, security, breach and retention. The costs of compliance with these laws may increase in the future as a result of laws that conflict from country to country, changes in those laws, changes in the interpretations or interpretations that are not consistent with our current data protection practices. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs, increase service or delivery costs or otherwise harm our business. Failure to comply with these and other international data privacy, security, breach and retention laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Further, while we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

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

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. We believe that our email practices comply with the requirements of the CAN-SPAM Act and other state laws. If we were ever found to be in violation of the CAN-SPAM Act or any other state law, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

As of February 22, 2011, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2010, we were leasing approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires on January 31, 2020. We lease this space from an entity indirectly controlled by our Chairman of the Board. Additionally, we have smaller leased office facilities in Ontario, British Columbia, Quebec, California, Florida, Illinois, Hong Kong, Japan and Ireland.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world.

Item 3.       Legal Proceedings

From time-to-time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of our business. Many of these actions involve or are filed in response to patent actions filed by us against others. The number and significance of these disputes and inquiries has increased as our business has expanded and j2 Global has grown. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against the following companies, among others, for infringing our patents relating to Internet fax and other messaging technologies: Open Text Corporation and its Captaris business (“Open Text”) and EasyLink Services International Corp. (“EasyLink”). Three of our patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the USPTO.

Open Text and EasyLink have each filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of our patents. Open Text also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text is seeking dismissal of our patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. These cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in the cases is underway. The Court partially completed a Markman hearing in all of these cases on October 15, 2010. Trial is currently scheduled to begin March 1, 2011, but we anticipate that the trial date will be continued.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of our patents. On March 3, 2010, we filed an answer to the complaint and counterclaims asserting that COA infringes two of our patents. Also on March 3, 2010 we moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted our motion, transferring the case to the Central District of California. Discovery has not yet commenced.

On September 15, 2006, one of our affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of our appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues at issue in this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, we renewed our motion to dismiss IGC’s amended counterclaims. Our motion was heard on February 15, 2011 and the Court has yet to issue a decision.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008, we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. We filed our response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of our positions. Bear Creek's reply brief was filed July 19, 2010, and we are awaiting a decision on Bear Creek’s appeal. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

On May 20, 2010, Lea Anne Wolfe filed a lawsuit against us in Los Angeles Superior Court. Wolfe asserted the following claims: (1) physical disability discrimination in violation of the California Fair Employment and Housing Act (“FEHA”); (2) failure to accommodate in violation of FEHA; (3) failure to engage in the interactive process in violation of FEHA and (4) failure to pay wages in violation of California Labor Code Sections 201 and 218. Wolfe sought compensatory damages (including back wages, unpaid wages, and emotional distress); interest and costs; attorneys’ fees; a cease and desist order against us; and an order mandating us and our employees to undergo anti-discrimination training. We filed an answer on June 24, 2010. At the Case Management Conference on October 14, 2010, the Court ordered the parties to attend private mediation, which took place on January 19, 2011. The parties entered into a settlement agreement on February 3, 2011, and in conjunction with that settlement, dismissal of the action against us is pending.

On June 24, 2010, Demeter Technology, LLC (“Demeter”) filed suit against twenty defendants, including us and an affiliate, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleged infringement of U.S. Patent Number 6,157,706. Demeter sought a permanent injunction against us for continued infringement, and damages, as well as attorneys’ fees, interest and costs. We settled the matter in December 2010. In connection with the settlement, the Court dismissed the case against us on December 27, 2010.

On September 7, 2010, Wordcheck Tech, LLC (“Wordcheck”) filed suit against fifty-seven defendants, including us and two affiliates, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Number 6,782,510. Wordcheck is seeking a permanent injunction against continued infringement, damages, treble damages, attorney’s fees, interest and costs. We filed an answer to the complaint on November 18, 2010. Discovery has not yet commenced.

In December 2008, AGV Sports Group, Inc. and other co-plantiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s new-acquired subsidiary Protus IP Solutions, Inc. (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV seeks judgment against Protus and the individual Defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA, and $500 for each violation of the MD-TCPA. Protus filed a successful motion to dismiss for lack of personal jurisdiction on behalf of its three employees named as individual defendants. The case is in discovery.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice alleging that Protus beached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus has not yet filed a responsive pleading in the case.

j2 Global does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims, after giving effect to existing reserves, is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations or cash flows in a particular period. The Company has not accrued for a loss contingency relating to certain of these legal proceedings because unfavorable outcomes are not considered by management to be probable or reasonably estimable.

In addition to the above-referenced matters, several pending proceedings were dismissed with prejudice following the Company’s acquisition of Venali, Inc. (“Venali”) and Protus. These include the following:

•	Our patent infringement suit against Venali in the United States District Court for the Central District of California.

•	Venali’s patent infringement suit against us in the United States District Court for the Southern District of Florida.

•	Our patent infringement suits against Protus and Packetel, Inc. (whose assets Protus had acquired) in the United States District Court for the Central District of California.

•	Our patent infringement suit against Protus in Canada.

•	Protus’ opposition to our eFax trademark at the USPTO Trademark Trial and Appeal Board (in the process of being withdrawn).

•
The Company’s suit against Protus in the United States District Court for the Central District of California asserting causes of action for violation of the TCPA and related causes of action; and Protus’ counterclaim against the Company asserting the same causes of action as asserted by j2 Global as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation.

Item 4.      Removed and Reserved

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

	High	Low
Year ended December 31, 2010
First Quarter	$24.36	$18.96
Second Quarter	24.91	21.84
Third Quarter	24.97	21.12
Fourth Quarter	30.64	24.53
Year ended December 31, 2009
First Quarter	21.89	16.26
Second Quarter	24.80	20.18
Third Quarter	24.53	20.35
Fourth Quarter	22.29	19.28

Holders

We had 290 registered stockholders as of February 22, 2011. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2010.

Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the year ended December 31, 2010, we repurchased 6,300 shares under the repurchase program.

The following table details the repurchases that were made under and outside the program during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2010 - October 31, 2010	—	$—	—	9,993,700
November 1, 2010 - November 30, 2010	1,650	$27.69	—	9,993,700
December 1, 2010 - December 31, 2010	—	$—	—	9,993,700
Total	1,650		—	9,993,700

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,794,394	$14.40	3,960,914
Equity compensation plans not approved by security holders	—	—	—
Total	3,794,394	$14.40	3,960,914

The number of securities remaining available for future issuance includes 2,304,281 and 1,656,633 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Computer Index and an index of companies that j2 Global has selected as its peer group in the software-as-a-service (SaaS) space. The graph also compares our information to the NASDAQ Telecommunications Index and an index of a list of peer group companies we have historically used.

We have added the NASDAQ Computer Index because it includes a broad base of technology companies. Although we have never provided telecommunication services, we had used the NASDAQ Telecommunications Index for comparison purposes because we rely on telecommunications providers to provide certain of our services. Notably, j2 Global is included within the NASDAQ Computer Index and not the NASDAQ Telecommunications Index.

Similarly, the peer group index we have historically used for comparison purposes (the “old peer group”) was developed prior to the presence of an established SaaS market and is comprised of companies less comparable to j2 Global than those within the SaaS space in terms of industry and business dynamics. The new peer group index consists of: Ariba Business Commerce Solutions, Athenahealth, Inc., Blackboard Inc., Concur Technologies, Inc., Constant Contact, Inc., DealerTrack Holdings, Inc., DemandTec, Inc., Easylink Services International Corporation, Kenexa Corporation, LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., RightNow Technologies, Inc., salesforce.com, inc., SuccessFactors, Inc., Taleo Corporation, Ultimate Software Group, Inc., Vocus, Inc. and Websense, Inc. The old peer group index consists of: C2 Global Technologies, Inc., deltathree, Inc., Easylink Services International Corporation, iBasis, Inc. and Premiere Global Services, Inc.

Measurement points are December 31, 2005 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2010. The graph assumes that $100 was invested on December 31, 2005 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. No dividends have been declared or paid on j2 Global’s common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	NASDAQ	Old Peer	New Peer
Date	j2 Global	Telecom Index	Computer Index	Group Index	Group Index
Dec-05	$100.00	$100.00	$100.00	$100.00	$100.00
Mar-06	$109.97	$122.75	$101.21	$101.36	$110.30
Jun-06	$146.09	$105.05	$ 92.54	$96.16	$ 91.56
Sep-06	$127.14	$112.45	$ 99.87	$103.12	$100.44
Dec-06	$127.52	$127.76	$106.15	$105.89	$109.07
Mar-07	$129.71	$129.09	$105.51	$127.67	$121.62
Jun-07	$163.31	$141.76	$116.21	$146.19	$131.58
Sep-07	$153.16	$157.23	$122.40	$140.14	$149.06
Dec-07	$ 99.06	$139.48	$129.35	$158.00	$155.31
Mar-08	$104.45	$124.25	$103.28	$153.14	$124.98
Jun-08	$107.63	$126.33	$108.33	$155.93	$140.09
Sep-08	$109.27	$109.17	$ 91.50	$151.07	$125.20
Dec-08	$ 93.78	$ 79.53	$ 68.96	$ 88.64	$ 83.66
Mar-09	$102.43	$ 82.03	$ 72.28	$ 92.94	$ 80.76
Jun-09	$105.57	$102.24	$ 89.67	$112.51	$102.69
Sep-09	$107.67	$115.52	$104.78	$ 91.74	$130.27
Dec-09	$ 95.23	$117.89	$117.79	$ 90.31	$150.52
Mar-10	$109.31	$123.63	$120.77	$ 91.06	$152.34
Jun-10	$102.20	$101.84	$107.26	$ 75.50	$158.26
Sep-10	$111.32	$116.75	$121.23	$ 81.04	$196.90
Dec-10	$136.22	$122.52	$138.34	$ 85.01	$231.24

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$255,394	$245,571	$241,513	$220,697	$181,079
Cost of revenues	44,086	44,730	46,250	43,987	36,723
Gross profit	211,308	200,841	195,263	176,710	144,356
Operating expenses:
Sales and marketing	46,332	37,006	41,270	38,768	30,792
Research, development and engineering	12,827	11,657	12,031	11,833	8,773
General and administrative	48,226	45,275	44,028	39,683	38,754
Loss on disposal of long-lived asset	—	2,442	—	—	—
Total operating expenses	107,385	96,380	97,329	90,284	78,319
Operating earnings	103,923	104,461	97,934	86,426	66,037
Other income and expenses:
Other-than-temporary impairment losses	—	(9,343)	—	—	—
Interest and other income	6,818	3,100	4,778	9,272	7,269
Interest and other expense	(104)	(439)	(559)	(237)	(74)
Total other income and expenses	6,714	(6,682)	4,219	9,035	7,195
Earnings before income taxes	110,637	97,779	102,153	95,461	73,232
Income tax expense	27,590	30,952	29,591	27,000	20,101
Net earnings	$83,047	$66,827	$72,562	$68,461	$53,131
Net earnings per common share:
Basic	$1.86	$1.52	$1.63	$1.40	$1.08
Diluted	$1.81	$1.48	$1.58	$1.35	$1.04
Weighted average shares outstanding:
Basic	44,578,036	43,936,194	44,609,174	48,953,483	49,209,129
Diluted	45,941,843	45,138,001	45,937,506	50,762,007	51,048,995

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$64,752	$197,411	$150,780	$154,220	$95,605
Working capital	57,610	227,538	142,123	193,794	165,207
Total assets	532,623	414,001	322,040	350,409	288,160
Other long-term liabilities	3,302	2,094	1,022	59	—
Total stockholders’ equity	431,745	336,172	249,980	282,614	254,741

Cash Dividends

No cash dividends were paid for the years presented.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in Item 1A in this Annual Report on Form 10-K entitled Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2011.

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. We provide cloud-based, value-added communication, messaging and data backup services to businesses of all sizes, from individuals to enterprises. Our hosted solutions deliver our customers greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, Electric Mail®, Campaigner®, KeepItSafeTM and Onebox®.

We deliver many of our services in more than 4,300 cities in 49 countries across six continents. We provide these services through equipment we co-locate at various locations worldwide, telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”) obtained from third-party telecommunications providers and Internet bandwidth typically obtained from third-party co-location providers. Most of the DIDs we obtain for our services are “local” (as opposed to toll-free), which enables us to provide our paying subscribers DIDs with a geographic identity.

During 2010, j2 Global acquired Protus IP Solutions, Inc., a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market for approximately $230.3 million, net of cash acquired and including assumed liabilities of $23.3 million, subject to certain post-closing adjustments.

Our services make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenue from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate DIDs. Of the 13.1 million DIDs deployed as of December 31, 2010, approximately 1.9 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate DIDs. We operate in one reportable segment:  cloud-based, value-added communication, messaging and data backup services, which provides for the access and retention of online fax, voice and email messages and other electronic data via the Internet.

During the past three years, we have derived a substantial portion of our revenues from our DID-based services, including eFax, eVoice and Onebox. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding our business. It has been and continues to be our objective to increase the number of paying DIDs through a variety of distribution channels and marketing arrangements and by enhancing our brand awareness. In addition, we seek to increase revenues through a combination of stimulating use by our customers of usage-based services and introducing new services.

For the past three years, 90% or more of our total revenues have been produced by our DID-based services. DID-based revenues have increased to $242 million from $229 million for the three-year period ending December 31, 2010. The primary reason for this increase was a 54% increase in the number of paid DIDs over this period. We expect that DID-based revenues will continue to be a dominant driver of total revenues.

The following table sets forth our key operating metrics as of or for the years ended December 31, 2010, 2009 and 2008 (in thousands except for percentages and average revenue per paying DID):

	December 31,
	2010	2009	2008
Free service DIDs	11,194	9,910	10,363
Paying DIDs	1,905	1,275	1,236
Total active DIDs	13,099	11,185	11,599

	Year Ended December 31,
	2010		2009	2008
Subscriber revenues:
Fixed	$205,475		$197,918	$186,459
Variable	47,016		44,004	50,382
Total subscriber revenues	$252,491		$241,922	$236,841

Percentage of total subscriber revenues:
Fixed	81.4%		81.8%	78.7%
Variable	18.6%		18.2%	21.3%

Revenues:
DID-based	$242,025		$233,443	$228,984
Non-DID-based	13,369		12,128	12,529
Total revenues	$255,394		$245,571	$241,513

Average monthly revenue per paying DID (1)	$12.44	(2)	$15.09	$15.96

(1)
See calculation of average revenue per paying DID at the end of this section, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The decline in average revenue per paying DID is the result of continued growth in our lower priced fax brands and our corporate fax segment. In addition, our standard convention of calculating average revenue per paying DID, which applies the average of the periods beginning and ending base to the total revenue of the period, may be impacted by the timing of acquisitions during the period.

(2)
Due to our standard convention of calculating average revenue per paying DID, although we acquired Protus in the month of December 2010 the calculation assumes that the DIDs were outstanding for one-half of the year. However, the related revenues associated with those DIDs is only included in our results since the acquisition date. If we used a monthly weighted average convention to calculate average revenue per paying DID, the average revenue per paying DID would be $14.43.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenues.   Our revenues consist substantially of monthly recurring and usage-based fees. In accordance with GAAP, we defer the portions of monthly recurring subscription and usage-based fees collected in advance and recognize them in the period earned. Additionally, we defer and recognize subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Investments.  We account for our investments in debt securities in accordance with FASB ASC Topic No. 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. These investments are typically comprised primarily of readily marketable corporate debt securities, auction rate debt, preferred securities and certificates of deposits. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income on our consolidated statement of operations. All securities are accounted for on a specific identification basis. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

We comply with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

We measure our cash equivalents and investments at fair value. Our cash equivalents and short-term investments and other debt securities are primarily classified within Level 1. Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premium, and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2010.

Share-Based Compensation Expense.  We comply with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $2.5 million and zero, respectively.

Goodwill and Purchased Intangible Assets.  We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2010, 2009 and 2008 and noted no impairment. Consequently, no impairment charges were recorded.

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

Effective January 1, 2007, the FASB issued new accounting guidance regarding uncertain income tax positions. This guidance found under ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of operations. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board for tax years 2005 through 2007. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for the periods. However, it is not possible to estimate the amount, if any, of such change. We establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Non-Income Tax Contingencies.  We are currently under audit by various states for non-income related taxes. In accordance with the provisions of FASB ASC Topic No. 450, Contingencies (“ASC 450”) we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information.

The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2010, we had $0.8 million of non-income tax related contingent liabilities.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Pronouncements – of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

The following table sets forth, for the years ended December 31, 2010, 2009 and 2008, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008

Revenues	100%	100%	100%
Cost of revenues	17	18	19
Gross profit	83	82	81
Operating expenses:
Sales and marketing	18	15	17
Research, development and engineering	5	5	5
General and administrative	19	18	18
Loss on disposal of long-lived asset	—	1	—
Total operating expenses	42	39	40
Operating earnings	41	43	41
Other-than-temporary impairment losses	—	4	—
Interest and other income	3	1	2
Interest and other expense	—	—	1
Earnings before income taxes	44	40	42
Income tax expense	11	13	12
Net earnings	33%	27%	30%

Revenues

Subscriber Revenues.  Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component that is driven by the actual usage of our service offerings. Over the past three years the fixed portion of our subscriber revenues was 81%, 82% and 79% for 2010, 2009 and 2008, respectively. Subscriber revenues were $252.5 million, $241.9 million and $236.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in our subscriber base.

Other Revenues.  Other revenues were $2.9 million, $3.6 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues from 2009 to 2010 resulted primarily from a reduction in patent-related revenues due to a patent sale which occurred during 2009 and reduced advertising as customers have lowered spending. The decrease in other revenues from 2008 to 2009 resulted primarily from lower licensing revenues due to our acquiring licensees and reduced advertising revenues as customers lowered spending in 2009.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $44.1 million, or 17% of revenues, $44.7 million, or 18% of revenues, and $46.3 million, or 19% of revenues, for the years ended December 31, 2010, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues decreased from 2008 to 2009 to 2010 primarily due to increased efficiency of network operations, customer service and reduced depreciation.

Operating Expenses

Sales and Marketing.  Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the year ended December 31, 2010, 2009 and 2008 was $36.3 million, $28.3 million and $30.3 million, respectively. Total sales and marketing expense was $46.3 million, or 18% of revenues, $37.0 million, or 15% of revenues, and $41.3 million, or 17% of revenues, for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in sales and marketing expenses from 2009 to 2010 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for fax and voice services and an increase in personnel and severance costs associated with personnel from businesses acquired in fiscal 2010. The decrease in sales and marketing expenses as a percentage of revenues from 2008 to 2009 was primarily due to more efficient and cost effective marketing opportunities both in the United States and around the world.

Research, Development and Engineering.  Our research, development and engineering costs consist primarily of personnel-related expense. Research, development and engineering expense was $12.8 million, or 5% of revenues, $11.7 million, or 5% of revenues, and $12.0 million, or 5% of revenues, for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in research, development and engineering costs from 2009 to 2010 was primarily due to an increase in personnel and severance costs associated with personnel from businesses acquired in fiscal 2010. The decrease in research, development and engineering costs from 2008 to 2009 was primarily due to increased efficiency and synergies from the integration of acquisitions.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative expense was $48.2 million, or 19% of revenues, $45.3 million, or 18% of revenues, and $44.0 million, or 18% of revenues, for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in general and administrative expense from 2009 to 2010 was primarily due to an increase in personnel and severance costs associated with personnel from businesses acquired in fiscal 2010, increased professional fees, compensation costs and office rent offset by decreased customer refunds and credits and bad debt expense. The increase in general and administrative expense from 2008 to 2009 was primarily due to increased amortization resulting from acquisitions and compensation costs offset by decreased bad debt and professional fee expenses.

Loss on disposal of long-lived asset.  During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $2.5 million and zero, respectively.

Share-Based Compensation

The following table represents the share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$1,217	$1,263	$901

Operating expenses:
Sales and marketing	1,826	1,818	1,268
Research, development and engineering	815	853	803
General and administrative	7,079	7,084	5,014
	$10,937	$11,018	$7,986

Non-Operating Income and Expenses

Interest and Other Income.  Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments, gain on sale of investments and gains from foreign currency transactions. Interest and other income amounted to $6.8 million, $3.1 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in interest and other income from 2009 to 2010 was primarily due to gain on the sale of investments in the amount of approximately $4.4 million. The decrease in interest and other income from 2008 to 2009 was primarily due to falling interest rates offset by the gain on sale of an auction rate security in the amount of $1.8 million.

Interest and Other Expense.  Our interest and other expense amounted to $0.1 million, $0.4 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest and other expense was primarily related to interest expense on certain sales-related tax and realized losses from foreign currency transactions.

Other-than-temporary impairment losses.  An other-than-temporary impairment occurred in connection with our securities for the year ended December 31, 2009. During the second quarter of 2009, we recorded an impairment of $9.2 million within the consolidated statement of operations. During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. No other-than-temporary impairments were recorded for fiscal years 2010 and 2008.

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

As of December 31, 2010, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $8.1 million and $6.4 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2028 for the federal and 2016 for the state. In addition, as of December 31, 2010 and 2009, we had available unrecognized state research and development tax credits of $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law new tax legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010, the 2008 suspension was extended an additional two years through the end of 2011. Despite the Company having taxable income in 2008 through 2010, the Company will not be permitted to utilize its California NOLs generated in prior years to offset this taxable income for purposes of determining the applicable California income tax due. Current law reinstates use of NOLs in tax years beginning on or after January 1, 2012.

Income tax expense amounted to $27.6 million, $31.0 million and $29.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rates for 2010, 2009 and 2008 were 25%, 32% and 29%, respectively. The decrease in our annual effective income tax rate from 2009 to 2010 was primarily attributable to the following:

1.	an increase during 2010 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.;

2.	an impairment of certain auction rate securities in 2009, which caused an increase in the effective tax rate for the year due to the recognition of a valuation allowance;

3.	a 2010 book but not tax gain on the sale of the above-referenced impaired auction rate security, resulting in a significant portion of the valuation allowance being reversed; and

4.
a reversal in 2010 of certain income tax contingencies allowed to be recognized as a result of effectively settling the transfer pricing portion of the Internal Revenue Service’s audit of our income tax returns for 2004 through 2008.

The increase in our annual effective income tax rate from 2008 to 2009 was primarily attributable to the capital loss for book but not tax purposes due to the impairment of certain auction rate securities and related valuation allowance.

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

The amount of income tax we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with ASC 740. We recorded a liability for unrecognized tax benefits of $7.4 million in accordance with ASC 740 for the year ended December 31, 2010. We are currently under audit by the California Franchise Tax Board for tax years 2005 through 2007. Our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2010, we had total cash and investments of $87.0 million compared to total cash and investments of $243.7 million at December 31, 2009. The decrease in cash and investments resulted primarily from approximately $249 million of cash used to acquire businesses offset by cash provided by operations. At December 31, 2010, total cash and investments consist of cash and cash equivalents of $64.8 million, short-term investments of $14.0 million and long-term investments of $8.2 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as held-to-maturity and available-for-sale, thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

Our long-term investments consist of corporate and auction rate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2010.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $96.4 million, $101.8 million and $90.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $7.5 million and $7.2 million at December 31, 2010 and 2009, respectively. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $78.8 million, $228.8 million and $150.8 million at December 31, 2010, 2009 and 2008, respectively.

Net cash (used in) provided by investing activities was $(231.1) million, $(61.4) million and $14.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 was primarily attributable to the cash acquisitions of businesses and purchase of available-for-sale investments. Net cash used in investing activities in 2009 was primarily attributable to the purchase of available-for-sale investments, certificates of deposit and cash acquisitions of businesses. Net cash provided by investing activities in 2008 was primarily attributable to the proceeds of sales of available-for-sale and held to maturity investments, offset by cash acquisitions of businesses.

Net cash provided by (used in) financing activities was $2.7 million, $5.4 million and $(104.9) million for the years ended 2010, 2009 and 2008, respectively. Net cash provided by financing activities in 2010 was primarily attributable from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by the repurchase of our common stock. Net cash provided by financing activities in 2009 was primarily attributable to proceeds from the exercise of stock options and excess tax benefit from share-based compensation. Net cash used by financing activities in 2008 was primarily attributable to the repurchase of our common stock, partially offset by proceeds from the exercise of stock options and excess tax benefit from share-based compensation.

Stock Repurchase Program

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the year ended December 31, 2010, we repurchased 6,300 shares under the repurchase program.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
	(In thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating leases (a)	$2,632	$4,728	$3,938	$7,015	$18,313
Telecom services and co-location facilities (b)	7,706	7,509	102	—	15,317
Computer software and related services (c)	608	340	—	—	948
Holdback payments (d)	1,689	583	—	—	2,272
Other (e)	441	264	71	—	776
	$13,076	$13,424	$4,111	$7,015	$37,626
_________
(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(b)	These amounts represent service commitments to various telecommunication providers.
(c)	These amounts represent software license commitments.
(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions – for further details.)
(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of December 31, 2010, our liability for uncertain tax positions was $37.9 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amendment to the Credit Agreement with the Lender. The Credit Agreement, as amended, provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. We have not drawn down any amounts under the Credit Agreement. See Note 8 – Commitments and Contingencies – for further details regarding the Credit Agreement.

Calculation of Average Revenue per Paying DID

	December 31,
	2010		2009	2008
	(In thousands except average monthly revenue per paying DID)

DID-based revenues	$242,025		$233,443	$228,984
Less other revenues	(4,700)		(6,096)	(8,797)

Total paying DIDs revenues	$237,325		$227,347	$220,187

Average paying DID monthly revenue (total divided by number of months)	$19,777		$18,946	$18,349

Number of paying DIDs

Beginning of period	1,275		1,236	1,064
End of period	1,905		1,275	1,236

Average of period	1,590		1,256	1,150

Average monthly revenue per paying DID (1)	$12.44	(2)	$15.09	$15.96

(1)    Due to rounding, individual numbers may not recalculate. The decline in average revenue per paying DID is the result of continued growth in our lower priced Fax brands and our corporate fax segment. In addition, our standard convention of calculating average revenue per paying DID, which applies the average of the periods beginning and ending base to the total revenue of the period, may be impacted by the timing of acquisitions during the period.

(2)     Due to our standard convention of calculating average revenue per paying DID, although we acquired Protus in the month of December 2010, the calculation assumes that the DIDs were outstanding for one-half of the year. However, the related revenue associated with those DIDs are only included in our results since the acquisition date. If we used a monthly weighted average convention to calculate average revenue per paying DID, the average revenue per paying DID would be $14.43.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2011.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio typically comprised of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2010, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short- and long-term investments are typically comprised primarily of readily marketable corporate debt securities, auction rate securities and certificates of deposit. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations.

As of December 31, 2010 and 2009, we had investments in debt securities with effective maturities greater than one year of approximately $8.2 million and $14.9 million, respectively. Such investments had a weighted-average yield of 1.5% and 2.1% as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009 we had cash and short-term cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $64.8 million and $197.4 million respectively. Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2010, an immediate 100 basis point decline in interest rates would decrease our annual interest income by $0.6 million.

As noted above, the Credit Agreement, as amended, provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. (see Note 8 – Commitments and Contingencies in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). If we were to borrow from the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize these risks.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our principal exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in functional currencies other than the U.S.

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

Foreign exchange gains and losses were not material to our earnings in 2010, 2009 or 2008. For the years ended December 31, 2010, 2009 and 2008, translation adjustments amounted to $(0.7) million, $1.7 million and $(6.8) million, respectively. As of December 31, 2010, cumulative translation adjustments included in other comprehensive income amounted to $(2.5) million.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global Communications, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule of j2 Global Communications, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of j2 Global Communications, Inc. and subsidiaries’ internal control over financial reporting.

SingerLewak LLP

Los Angeles, California
February 25, 2011

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except share amounts)

	2010	2009
ASSETS

Cash and cash equivalents	$64,752	$197,411
Short-term investments	14,035	31,381
Accounts receivable, net of allowances of $2,588 and $3,077, respectively	17,423	11,928
Prepaid expenses and other current assets	15,196	13,076
Deferred income taxes	4,096	2,657
Total current assets	115,502	256,453

Long-term investments	8,175	14,887
Property and equipment, net	13,567	13,366
Goodwill	281,848	81,258
Tradenames, net	33,396	8,760
Patent and patent licenses, net	18,102	14,955
Customer relationships, net	36,674	7,743
Other purchased intangibles, net	11,782	7,633
Deferred income taxes	12,967	8,717
Other assets	610	229
Total assets	$532,623	$414,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$25,112	$15,941
Income taxes payable	1,798	1,563
Deferred revenue	16,938	11,411
Liability for uncertain tax positions	13,471	—
Deferred income taxes	573	—
Total current liabilities	57,892	28,915

Liability for uncertain tax positions	24,391	46,820
Deferred income taxes	15,293	—
Other long-term liabilities	3,302	2,094
Total liabilities	100,878	77,829

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2010 and 2009; total issued 53,700,629 and 52,907,691 shares at December 31, 2010 and 2009, respectively, and total outstanding 45,020,061 and 44,227,123 shares at December 31, 2010 and 2009, respectively	537	529
Additional paid-in capital	164,769	147,619
Treasury stock, at cost (8,680,568 shares at December 31, 2010 and 2009, respectively)	(112,671)	(112,671)
Retained earnings	381,145	301,670
Accumulated other comprehensive loss	(2,035)	(975)
Total stockholders’ equity	431,745	336,172
Total liabilities and stockholders’ equity	$532,623	$414,001

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)

	2010	2009	2008
Revenues:
Subscriber	$252,492	$241,922	$236,841
Other	2,902	3,649	4,672
	255,394	245,571	241,513

Cost of revenues (including share-based compensation of $1,217, $1,263 and $901 in 2010, 2009 and 2008, respectively)	44,086	44,730	46,250

Gross profit	211,308	200,841	195,263

Operating expenses:
Sales and marketing (including share-based compensation of $1,826, $1,818 and $1,268 in 2010, 2009 and 2008, respectively)	46,332	37,006	41,270
Research, development and engineering (including share-based compensation of $815, $853, and $803 in 2010, 2009 and 2008, respectively)	12,827	11,657	12,031
General and administrative (including share-based compensation of $7,079, $7,084 and $5,014 in 2010, 2009 and 2008, respectively)	48,226	45,275	44,028
Loss on disposal of long-lived asset	—	2,442	—
Total operating expenses	107,385	96,380	97,329
Operating earnings	103,923	104,461	97,934
Other income (expenses):
Other-than-temporary impairment losses	—	(9,343)	—
Interest and other income	6,818	3,100	4,778
Interest and other expense	(104)	(439)	(559)
Total other income (expenses)	6,714	(6,682)	4,219

Earnings before income taxes	110,637	97,779	102,153
Income tax expense	27,590	30,952	29,591

Net earnings	$83,047	$66,827	$72,562
Net earnings per common share:
Basic	$1.86	$1.52	$1.63
Diluted	$1.81	$1.48	$1.58
Weighted average shares outstanding:
Basic	44,578,036	43,936,194	44,609,174
Diluted	45,941,843	45,138,001	45,937,506

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	equity

Balance, January 1, 2008	54,325,933	$543	$121,503	(5,660,324)	$(4,662)	$162,281	$2,949	$282,614
Comprehensive income:
Net earnings	—	—	—	—	—	72,562	—	72,562
Foreign currency translation	—	—	—	—	—	—	(6,751)	(6,751)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(98)	(98)
Comprehensive income	—	—	—	—	—	72,562	(6,849)	65,713
Exercise of stock options	226,760	2	1,827	—	—	—	—	1,829
Issuance of common stock under employee stock purchase plan	9,632	—	182	—	—	—	—	182
Excess tax benefit on share based compensation	—	—	150	—	—	—	—	150
Repurchase of common stock	—	—	—	(5,000,000)	(108,009)	—	—	(108,009)
Repurchase of restricted stock	(19,024)	—	(462)	—	—	—	—	(462)
Retirement of treasury stock	(2,313,288)	(23)	—	1,979,756	—	—	—	(23)
Vested restricted stock	75,280	1	(1)	—	—	—	—	—
Share-based compensation	—	—	7,986	—	—	—	—	7,986
Balance, December 31, 2008	52,305,293	523	131,185	(8,680,568)	(112,671)	234,843	(3,900)	249,980
Comprehensive income:
Net earnings	—	—	—	—	—	66,827	—	66,827
Foreign currency translation	—	—	—	—	—	—	1,746	1,746
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	1,179	1,179
Comprehensive income	—	—	—	—	—	66,827	2,925	69,752
Exercise of stock options	523,290	5	2,703	—	—		—	2,708
Issuance of shares under Employee stock purchase plan	5,808	—	120	—	—	—	—	120
Vested restricted stock	95,266	1	(1)	—	—	—	—	—
Repurchase of restricted stock	(21,966)	—	(469)	—	—	—	—	(469)
Share based compensation	—	—	11,018	—	—	—	—	11,018
Excess tax benefit on share based compensation	—	—	3,063	—	—	—	—	3,063
Balance, December 31, 2009	52,907,691	529	147,619	(8,680,568)	(112,671)	301,670	(975)	336,172
Comprehensive income:
Net earnings	—	—	—	—	—	83,047	—	83,047
Foreign currency translation	—	—	—	—	—	—	(659)	(659)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(401)	(401)
Comprehensive income	—	—	—	—	—	83,047	(1,060)	81,987
Exercise of stock options	816,552	8	7,488	—	—	—	—	7,496
Issuance of shares under Employee Stock Purchase Plan	4,894	1	108	—	—	—	—	109
Vested restricted stock	190,683	2	(2)	—	—	—	—	—
Retirement of common shares	(165,604)	(2)	(344)	—	—	(3,572)	—	(3,918)
Repurchase of restricted stock	(53,587)	(1)	(1,099)	—	—	—	—	(1,100)
Share based compensation	—	—	10,937	—	—	—	—	10,937
Excess tax benefit (deficit) on share based compensation	—	—	62	—	—	—	—	62
Balance, December 31, 2010	53,700,629	$537	$164,769	(8,680,568)	$(112,671)	$381,145	$(2,035)	$431,745

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$83,047	$66,827	$72,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,510	14,707	13,177
Amortization of discount or premium of investments	837	—	—
Share-based compensation	10,937	11,018	7,986
Excess tax benefit from share-based compensation	(62)	(3,063)	(1,565)
Provision for doubtful accounts	1,965	2,378	2,815
Deferred income taxes	(541)	(629)	(2,908)
Loss/(Gain) on disposal of fixed assets	64	2,529	(6)
Loss on trading securities	3	4	418
Gain on available-for-sale investment	(4,477)	(1,812)	—
Other-than-temporary impairment losses	—	9,343	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(246)	(6)	(1,809)
Prepaid expenses and other current assets	(2,253)	(2,253)	1,403
Other assets	(165)	(35)	46
Increase (decrease) in:
Accounts payable and accrued expenses	1,318	(3,677)	(994)
Income taxes payable	(15,767)	(1,161)	(5,633)
Deferred revenue	(1,592)	(537)	(2,118)
Accrued income tax liability	8,114	8,178	7,399
Other	693	22	(57)
Net cash provided by operating activities	96,385	101,833	90,716
Cash flows from investing activities:
Maturity of certificates of deposits	31,653	—	—
Purchases of available-for-sale investments	(52,921)	(12,900)	—
Sales of available-for-sale investments	48,843	2,706	36,170
Redemptions/Sales of held-to-maturity investments	—	—	27,881
Purchase of certificates of deposit	—	(31,372)	—
Purchases of property and equipment	(1,842)	(3,251)	(2,507)
Proceeds from the sale of property and equipment	13	—	25
Acquisition of businesses, net of cash received	(248,568)	(12,500)	(42,825)
Purchases of intangible assets	(8,312)	(5,472)	(3,818)
Proceeds from sale of intangible assets	—	1,340	—
Net cash provided by (used in) investing activities	(231,134)	(61,449)	14,926
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(4,221)	(470)	(108,492)
Issuance of common stock under employee stock purchase plan	109	120	183
Exercise of stock options	6,721	2,708	1,829
Excess tax benefits from share-based compensation	62	3,063	1,565
Net cash provided by (used in) financing activities	2,671	5,421	(104,915)
Effect of exchange rate changes on cash and cash equivalents	(581)	826	(4,167)
Net (decrease) increase in cash and cash equivalents	(132,659)	46,631	(3,440)
Cash and cash equivalents at beginning of year	197,411	150,780	154,220
Cash and cash equivalents at end of year	$64,752	$197,411	$150,780

See Notes to Consolidated Financial Statements

j2 GLOBAL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.       The Company

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. j2 Global provides cloud-based, value-added communication, messaging and data backup services to businesses of all sizes, from individuals to enterprises. The Company’s hosted solutions deliver its customers greater efficiency, flexibility, mobility, business continuity and security. j2 Global offers online fax, virtual phone systems, hosted email, email marketing, online backup and bundled suites of these services. The Company markets its services principally under the brand names eFax®, eVoice®, Electric Mail®, Campaigner®, KeepItSafe® and Onebox®.

The Company delivers many of its services in more than 4,300 cities in 49 countries across six continents. j2 Global provides these services through equipment co-located at various locations worldwide, telephone numbers (also referred to as Direct Inward Dial numbers or “DIDs”) obtained from third-party telecommunications providers and Internet bandwidth typically obtained from third-party co-location providers. Most of the DIDs obtained for the Company’s services are “local” (as opposed to toll-free), which enables the Company to provide its paying subscribers DIDs with a geographic identity.

During 2010, j2 Global acquired Protus IP Solutions, Inc., a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market for approximately $230.3 million, net of cash acquired and including assumed liabilities of $23.3 million, subject to certain post-closing adjustments.

2.       Basis of Presentation and Summary of Significant Accounting Policies

(a)      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)      Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(c)      Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves.

(d)      Revenue Recognition

The Company’s subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company defers the portions of monthly recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

The Company’s advertising revenues (included in “other revenues”) primarily consist of revenues derived by delivering email messages to its customers on behalf of advertisers. Revenues are recognized in the period in which the advertising services are performed, provided that no significant j2 Global obligations remain and the collection of the resulting receivable is reasonably assured.

The Company’s patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of a non-exclusive, retroactive and future license to the Company’s patented technology. Patent revenues also consist of the sale of patents. Patent revenues are recognized when earned over the term of the license agreement. With regard to fully-paid up license arrangements, the Company generally recognizes as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenue of license fees earned during the applicable period.

(e)      Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial assets and liabilities and non-financial assets and liabilities.

As of December 31, 2010 and 2009, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such items. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

(f)      Cash and Cash Equivalents

j2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date.

(g)      Investments

j2 Global accounts for its investments in debt securities in accordance with FASB ASC Topic No. 320, Investments – Debt and Equity Securities (“ASC 320”). These investments are typically comprised of readily marketable corporate debt securities and auction rate securities. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

(h)      Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2010 and December 31, 2009, the Company’s cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency. The amounts held by Irish banks were fully insured through December 31, 2010, however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

(i)      Foreign Currency

Some of j2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Realized gains and losses from foreign currency transactions are recognized as interest and other income/expense.

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

(k)      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from two to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. j2 Global completed the required impairment review at the end of 2010, 2009 and 2008 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(l)      Long-Lived Assets

j2 Global accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. During the fourth quarter of 2009, j2 Global determined based upon its current and future business needs that the rights to certain external administrative software will not provide any future benefit. Accordingly, j2 Global recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. No impairment was recorded in fiscal year 2010.

(m)     Income Taxes

j2 Global’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. j2 Global establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. j2 Global adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

j2 Global accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, j2 Global reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. j2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its consolidated statement of operations.

(n)      Share-Based Compensation

j2 Global accounts for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, j2 Global measures share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, j2 Global may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. j2 Global elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for the Company’s valuation of share-based compensation in accordance with ASC 718.

j2 Global accounts for option grants to non-employees in accordance with FASB ASC Topic No. 505, Equity, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

(o)      Earnings Per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by adjusting outstanding shares assuming any dilutive effects of options and restricted stock calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of j2 Global’s common stock results in a greater dilutive effect from outstanding options and restricted stock. Additionally, the exercise of employee stock options and the vesting of restricted stock results in a greater dilutive effect on net earnings per share. Incremental shares of 1,363,807, 1,201,807 and 1,328,332 in 2010, 2009 and 2008, respectively, were used in the calculation of diluted earnings per common share.

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

The Company operates in one reportable segment: cloud-based, value-added communication, messaging and data backup services.

 (r)      Comprehensive Income

Comprehensive income is calculated in accordance with FASB ASC Topic No. 220, Comprehensive Income, which requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s accumulated other comprehensive loss at December 31, 2010 and 2009 consisted primarily of foreign currency translation adjustments of $(2.5) million and $(1.8) million, respectively and unrealized gain on available-for-sale investments of $0.5 million and $0.9 million, respectively.

(s)      Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2010, 2009 and 2008 was $36.3 million, $28.3 million and $30.3 million, respectively.

(t)      Recent Accounting Pronouncements

In April 2009, the FASB issued three related new accounting statements regarding other-than-temporary impairments, a change in interim disclosures and additional guidance related to the determination of fair value in connection with financial instruments. This guidance, found under FASB ASC Topic No. 320, Investments – Debt and Equity Securities, FASB ASC Topic No. 825, Financial Instruments and FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, are effective for interim and annual reporting periods ending after June 15, 2009. This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, changes the existing impairment model and modifies the presentation and frequency of related disclosures. This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. These accounting statements provide additional guidance for estimating fair value in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. See Note 4 – Investments – and Note 5 – Fair Value Measurements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under FASB ASC Topic No. 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance as of the beginning of fiscal 2009 and is applying the requirements of this guidance to any acquisitions during fiscal year 2009 and beyond.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”), which launched on July 1, 2009 and is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification does not change GAAP, but instead combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The impact of the adoption of this guidance was not significant to the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009. The impact of the adoption of this guidance was not significant to the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance has not and is not expected to have a significant impact on the consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010, at which time the Company adopted this updated guidance.

3.       Business Acquisitions

During 2010, j2 Global acquired eight businesses: (1) the voice assets of Reality Telecom Ltd, (2) the fax assets of Comodo Communications, Inc, (3) the unified messaging and communications assets of mBox Pty, Ltd, (4) the assets associated with the email hosting and email marketing businesses of FuseMail, LLC, (5) the assets of Alban Telecom Limited, a UK enhanced voice services provider, (6) Venali, Inc., a Miami-based provider of enterprise Internet fax messaging solutions, (7) keepITsafe Data Solutions Ltd., an Ireland-based provider of online backup services, and (8) Protus IP Solutions, Inc., a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market.

Protus IP Solutions, Inc.

On December 3, 2010, the Company completed its acquisition of Protus IP Solutions, Inc. (“Protus”), a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market, for cash with a purchase price of approximately $230.3 million, net of cash acquired and including assumed liabilities of $23.3 million, subject to certain post-closing adjustments.

The consolidated statement of operations for the year ended December 31, 2010 and balance sheet as of December 31, 2010 reflects the results of operations of Protus. For the year ended December 31, 2010, Protus contributed $6.2 million to the Company’s total revenues. Earnings contributions from Protus is not separately identifiable due to j2 Global’s integration activities.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation

Accounts Receivable	$2,590
Property and Equipment	3,137
Technology	2,600
Other Assets	1,812
Customer Relationship	24,580
Trade Name	24,751
Non-Compete Agreements	1,464
Goodwill	169,032
Deferred Revenue	(4,927)
Accounts Payable and Other	(6,464)
Deferred Tax Liability, net	(11,516)

Total	$207,059

The initial accounting for the acquisition of Protus is incomplete and subject to change, which may be significant. j2 Global is currently in the process of quantifying such amounts, if any, and has recorded provisional amounts based upon management’s best estimate of the value as a result of a preliminary analysis performed. Therefore, actual amounts recorded upon the finalization of certain intangible assets may differ materially from the information presented in this Annual report on Form 10-K.

In connection with the acquisition, the Company accrued approximately $1.6 million related to preexisting litigation between third parties and Protus.  The Company is indemnified by the sellers (as defined in the Purchase Agreement) for amounts in excess of $1 million related to such litigation.  Accordingly, the Company recorded an indemnification asset in the amount of $0.6 million.  In a separate transaction, the Company obtained dismissals with prejudice of certain preexisting lawsuits between Protus and the Company related to the infringement of the Company’s patents and other claims and counterclaims, subsequent to the acquisition.  In accordance with ASC 805, management evaluated the fair value of the outcomes of these matters and determined that such outcomes had a fair value of zero based upon the circumstances and the reasonable probability or estimatibility as to the more likely than not outcome of the lawsuits.

Management has determined that a certain tradename acquired in connection with Protus will be used by the Company indefinitely. Accordingly, this asset will have an indefinite life and will be tested annually or more frequently if j2 Global believes indicators of impairment exists.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisition of Protus during the year ended December 31, 2010 is approximately $169 million which is non-deductible for income tax purposes.

2010

The above referenced acquisitions are designed to be accretive and to provide the Company additional customers and technology in the cloud-based, value-added communication, messaging and data backup services segment. The consolidated statement of operations for the year ended December 31, 2010 and balance sheet as of December 31, 2010 reflects the results of operations of these acquired entities. For the year ended December 31, 2010, these acquisitions contributed $9.7 million to the Company’s total revenues. Earnings contributions from these acquisitions were not separately identifiable due to j2 Global’s integration activities. Total consideration for these transactions was $274.6 million, net of cash acquired, including $26.9 million in assumed liabilities consisting primarily of deferred revenue trade accounts payable and other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the aggregate purchase price as follows (in thousands):

Asset	Valuation
Accounts Receivable	$4,222
Property and Equipment	4,261
Technology	2,600
Other Assets	2,122
Customer Relationships	30,772
Trade Name	25,509
Non-Compete Agreements	2,477
Goodwill	200,829
Deferred Revenue	(6,682)
Accounts Payable and Other	(7,693)
Deferred Tax Liability, net	(10,720)

Total	$247,697

The initial accounting for the acquisition of Venali, Inc. was completed during the fourth quarter 2010, however, is subject to change during the measurement period. The Company completed the valuation of certain acquired tax net operating loss carryforwards (“NOLs”) and has recorded an amount for acquired NOLs and related deferred tax assets in the amount of approximately $1.5 million with a corresponding decrease to goodwill.

Customer relationships have weighted-average useful lives of seven years from the date of acquisition and no residual. Other intangible assets have weighted-average useful lives between two and ten years from the date of acquisition and no residual value. Other assets have weighted-average useful lives between zero and five years and no residual value.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisitions during the year ended December 31, 2010 is $201 million, of which $185 million is non-deductible for income tax purposes and $15.8 million is expected to be deductible for income tax purposes over the next 15 years. No purchased research and development assets were acquired or written off in regard to these transactions. Transaction costs from these acquisitions consist of approximately $1.3 million for professional fees expensed in the year ended December 31, 2010 to General and Administrative expense.

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However; this information is not necessarily indicative of the Company’s consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1 for the year ended December 31, 2009 and do not take into consideration the exiting of certain acquired lines of business that are ancillary to the Company’s core business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2010 acquisitions as if the acquisitions had occurred on January 1 for the year ended December 31, 2009 (in thousands, except per share amounts):

	Year ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Revenue	$332,623	$325,219
Net Income	$92,659	$75,951
EPS - Basic	$2.08	$1.73
EPS - Diluted	$2.02	$1.68

2009

During 2009, j2 Global completed two acquisitions, each of which were individually and collectively immaterial to the Company’s financial position at the dates of acquisition: (1) the digital faxing business and certain intellectual property of CallWave, Inc., a provider of Internet unified communications solutions and (2) the email business of Quexion, LLC.

2008
During 2008, the Company completed four acquisitions, each of which were individually immaterial to its financial position at the dates of acquisition: (1) certain assets of Mediaburst Limited (“Mediaburst”), a UK-based provider of messaging services, (2) all outstanding shares of Phone People Holdings Corporation, a U.S.-based provider of voice messaging services, (3) certain assets of Mailwise, LLP, a U.S.-based provider of email services, and (4) assets of Mijanda, Inc., a U.S.-based provider of fax and voice services. Total consideration for these transactions was $45.6 million in cash, including acquisition costs, plus $0.9 million in assumed liabilities. In connection with certain of these 2008 acquisitions, the Company is obligated to make additional cash payments if certain contractual obligations are met consisting primarily of a holdback amount of $1.8 million and customer conversion payments, in an immaterial amount in all circumstances, to be paid upon the successful conversion of customers to the Company’s product platforms. The excess of the purchase price over the fair value of identifiable net tangible assets acquired amounted to $44.2 million, of which $8.7 million was allocated to identifiable intangible assets and $35.5 million was allocated to goodwill.

j2 Global accounted for all of the above transactions using the “purchase method” and, accordingly, the results of operations related to these acquisitions have been included in the consolidated results of j2 Global since the date of each respective acquisition.

4.       Investments

Short-term investments of $14.0 million consist primarily of corporate bonds and are stated at fair market value.

The following table summarizes j2 Global’s debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	December 31, 2010	December 31, 2009
Due within 1 year	$14,029	$—
Due within more than 1 year but less than 5 years	7,383	12,833
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	792	2,054

Total	$22,204	$14,887

The following table summarizes j2 Global’s investments designated as trading, available-for-sale and held-to-maturity (in thousands):

	December 31, 2010	December 31, 2009
Trading	$6	$9
Available-for-sale	22,204	14,887
Held-to-maturity	—	—
Total	$22,210	$14,896

The following table summarizes the gross unrealized gains and losses and fair values for investments as of December 31, 2010 and December 31, 2009 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010
Debt Securities	$21,882	$322	$—	$22,204

December 31, 2009
Debt Securities	$13,996	$891	$—	$14,887

At December 31, 2009, corporate and auction rate securities were recorded as available-for-sale. The corporate debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to December 31, 2010. At December 31, 2010, j2 Global’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.  For the year ended December 31, 2010, the Company recorded gains from the sale of investments of approximately $4.5 million which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $2.0 million.

Investments that have been in an unrealized loss position as of December 31, 2010 and December 31, 2009 were not material to the financial statements.

Recognition and Measurement of Other-Than-Temporary Impairment

j2 Global regularly reviews and evaluates each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

j2 Global’s review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

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

•	documentation of the results of these analyses, as required under business policies; and

•	information provided by third-party valuation experts.

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

During the second quarter of 2009, the Company reclassified certain investments from held-to-maturity to available-for-sale as the Company intended to sell its corporate and auction rate debt and preferred securities. j2 Global arrived at this conclusion based on the significant erosion in the credit worthiness of the issuers. Accordingly, the Company determined that these securities were other-than-temporarily impaired resulting in an impairment loss recognized in earnings of $9.2 million for the year ended December 31, 2009.

During the fourth quarter of 2009, j2 Global determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million for the year ended December 31, 2009. During the fourth quarter of 2009, the Company sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million, which was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2009. During the fourth quarter of 2010, j2 Global sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $3.9 million which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $1.5 million and was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2010.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which included numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premium, and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore j2 Global is unable to obtain independent valuations from market sources. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of total assets as of December 31, 2010.

The following tables present the fair values of j2 Global’s financial instruments that are measured at fair value on a recurring basis (in thousands):

December 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$64,752	$—	$—	$64,752
Equity Securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,603	—	—	6,603
Debt securities issued by foreign governments	2,865	—	—	2,865
Corporate debt securities	12,240	—	—	12,240
Auction Rate Securities	—	—	496	496
Total	$86,466	$—	$496	$86,962

December 31, 2009	Level 1	Level 2	Level 3	Fair Value

Cash	$197,411	$—	$—	$197,411
Certificates of Deposit	31,371	—	—	31,371
Equity Securities	9	—	—	9
Debt securities issued by foreign governments	1,893	—	—	1,893
Corporate debt securities	11,214	—	—	11,214
Auction Rate Securities	—	—	1,781	1,781
Total	$241,898	$—	$1,781	$243,679

The following table provides a summary of changes in fair value of j2 Global’s Level 3 financial assets as of December 31, 2010 (in thousands):

Level 3 Financial Assets
Year Ended December 31, 2010

Beginning Balance	$1,781
Total gains (losses) - realized/unrealized
Included in earnings (other than temporary impairment)	3,922
Not included in earnings	(507)
Purchases, issuances and settlements	—
Sales	(4,700)
Transfers in and/or out of Level 3	—
Balance, December 31, 2010	$496

Total losses for the period included in earnings relating to assets still held at December 31, 2010	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income. Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.       Property and Equipment

Property and equipment, stated at cost, at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Computers and related equipment	$44,151	$38,980
Furniture and equipment	1,153	714
Leasehold improvements	3,768	2,964
	49,072	42,658
Less: Accumulated depreciation and amortization	(35,505)	(29,292)
Total property and equipment, net	$13,567	$13,366

Depreciation and amortization expense was $5.7 million, $6.7 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the fourth quarter of 2009, the Company determined based upon its current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, j2 Global recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $2.5 million and zero, respectively.

7.       Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of the intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amount of goodwill and other intangible assets for the year ended December 31, 2010 were as follows (in thousands):

	Balance as of January 1, 2010	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2010
Goodwill	$81,258	$200,863	$—	$(108)	$(165)	$281,848
Intangible assets with indefinite lives	7,069	25,341	—	(6)	—	32,410
Intangible assets subject to amortization	32,022	44,433	(8,829)	(5)	(77)	67,544
Total	$120,349	$270,637	$(8,829)	$(113)	$(242)	$381,802

The changes in carrying amounts of goodwill and other intangible assets for the year ended December 31, 2009 were as follows (in thousands):

	Balance as of January 1, 2009	Additions	Amortization	Deductions	Foreign Exchange Translation	Balance as of December 31, 2009
Goodwill	$72,783	$7,952	$—	$—	$523	$81,258
Intangible assets with indefinite lives	4,081	2,994	—	(6)	—	7,069
Intangible assets subject to amortization	32,710	8,586	(8,034)	(1,349)	109	32,022
Total	$109,574	$19,532	$(8,034)	$(1,355)	$632	$120,349

As of December 31, 2010, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.6 years	$35,548	$17,446	$18,102
Technology	5.4 years	5,600	2,081	3,519
Customer relationships	6.3 years	48,168	8,888	39,280
Trade name	13.5 years	9,996	3,353	6,643
Total		$99,312	$31,768	$67,544

As of December 31, 2009, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Patents	8.9 years	$27,675	$12,720	$14,955
Technology	4.8 years	3,007	1,550	1,457
Customer relationships	7.9 years	15,024	6,064	8,960
Trade name	14.2 years	9,079	2,429	6,650
Total		$54,785	$22,763	$32,022

Expected amortization expense for intangible assets subject to amortization at December 31, 2010, are as follows (in thousands):

Fiscal Year:
2011	$12,055
2012	11,151
2013	10,463
2014	9,611
2015	8,964
Thereafter	15,300
Total expected amortization expense	$67,544

In June 2009, j2 Global sold certain non-core intellectual property to a third-party for approximately $1.5 million (net of selling and earn-out costs of approximately $0.5 million). Accordingly, the net proceeds in excess of net book value of the patent assets sold were recorded as other revenue in the amount of approximately $0.7 million within the consolidated statement of operations for the year ended December 31, 2009. As part of this transaction, j2 Global also obtained a fully paid up, perpetual license for use of the related patents through their remaining life.

Amortization expense was $8.8 million, $8.0 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

8.       Commitments and Contingencies

Litigation

From time-to-time, j2 Global is involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of its business. Many of these actions involve or are filed in response to patent actions filed by j2 Global against others. The number and significance of these disputes and inquiries has increased as the Company’s business has expanded and j2 Global has grown. Any claims or regulatory actions against j2 Global, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has initiated litigation against the following companies, among others, for infringing its patents relating to Internet fax and other messaging technologies: Open Text Corporation and its Captaris business (“Open Text”) and EasyLink Services International Corp. (“EasyLink”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office.

Open Text and EasyLink have each filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of j2 Global’s patents. Open Text also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text is seeking dismissal of j2 Global’s patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. These cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in the cases is underway. The Court partially completed a Markman hearing in all of these cases on October 15, 2010. Trial is currently scheduled to begin March 1, 2011, but the Company anticipates that the trial date will be continued.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint against the Company in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of j2 Global’s patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company’s patents. Also on March 3, 2010 j2 Global moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted the Company’s motion, transferring the case to the Central District of California. Discovery has not yet commenced.

On September 15, 2006, one of the Company’s affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global’s motion to stay the case pending the conclusion of our appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues at issue in this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed its motion to dismiss IGC’s amended counterclaims. The Company’s motion was heard on February 15, 2011 and the Court has yet to issue a decision.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one. On February 11, 2008, j2 Global filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. j2 Global filed its response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of the Company’s positions. Bear Creek’s reply brief was filed July 19, 2010, and the Company is awaiting a decision on Bear Creek’s appeal. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

On May 20, 2010, Lea Anne Wolfe filed a lawsuit against the Company in Los Angeles Superior Court. Wolfe asserted the following claims: (1) physical disability discrimination in violation of the California Fair Employment and Housing Act (“FEHA”); (2) failure to accommodate in violation of FEHA; (3) failure to engage in the interactive process in violation of FEHA and (4) failure to pay wages in violation of California Labor Code Sections 201 and 218. Wolfe sought compensatory damages (including back wages, unpaid wages and emotional distress); interest and costs; attorneys’ fees; a cease and desist order against j2 Global; and an order mandating the Company and its employees to undergo anti-discrimination training. The Company filed an Answer on June 24, 2010. At the Case Management Conference on October 14, 2010, the Court ordered the parties to attend private mediation, which took place on January 19, 2011. The parties entered into a settlement agreement on February 3, 2011, and in conjunction with that settlement, dismissal of the action against the Company is pending.

On June 24, 2010, Demeter Technology, LLC (“Demeter”) filed suit against twenty defendants, including the Company and an affiliate, in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint alleged infringement of U.S. Patent Number 6,157,706. Demeter sought a permanent injunction against j2 Global for continued infringement, and damages, as well as attorneys’ fees, interest and costs. The Company settled the matter in December 2010. In connection with the settlement, the Court dismissed the case against the Company on December 27, 2010.

On September 7, 2010, Wordcheck Tech, LLC (“Wordcheck”) filed suit against fifty-seven defendants, including j2 Global and two affiliates, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Number 6,782,510. Wordcheck is seeking a permanent injunction against continued infringement, damages, treble damages, attorney’s fees, interest and costs. The Company filed an answer to the complaint on November 18, 2010. Discovery has not yet commenced.

In December 2008, AGV Sports Group, Inc. and other co-plantiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s new-acquired subsidiary Protus IP Solutions, Inc. (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV seeks judgment against Protus and the individual Defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA, and $500 for each violation of the MD-TCPA. Protus filed a successful motion to dismiss for lack of personal jurisdiction on behalf of its three employees named as individual defendants. The case is in discovery.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice alleging that Protus beached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus has not yet filed a responsive pleading in the case.

j2 Global does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims, after giving effect to existing reserves, is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations or cash flows in a particular period. The Company has not accrued for a loss contingency relating to certain of these legal proceedings because unfavorable outcomes are not considered by management to be probable or reasonably estimable.

In addition to the above-referenced matters, several pending proceedings were dismissed with prejudice following the Company’s acquisition of Venali, Inc. (“Venali”) and Protus. These include the following:

•	The Company’s patent infringement suit against Venali in the United States District Court for the Central District of California.

•	Venali’s patent infringement suit against the Company in the United States District Court for the Southern District of Florida.

•	j2 Global’s patent infringement suits against Protus and Packetel, Inc. (whose assets Protus had acquired) business unit in the United States District Court for the Central District of California.

•	The Company’s patent infringement suit against Protus in Canada.

•	Protus’ opposition to j2 Global’s eFax trademark at the United States Patent and Trademark Office Trademark Trial and Appeal Board (in the process of being withdrawn).

•
The Company’s suit against Protus in the United States District Court for the Central District of California asserting causes of action for violation of the TCPA and related causes of action; and Protus’ counterclaim against the Company asserting the same causes of action as asserted by j2 Global as well as claims for false advertising, trade libel, tortious interference with prospective economic advantage and defamation.

Credit Agreement

On January 5, 2009, j2 Global entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance its liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, the Company entered into an amendment to Credit Agreement with the Lender. The Credit Agreement, as amended, provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until August 16, 2013, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. j2 Global may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

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

Interest on the loan is payable quarterly or, if accruing at a Fixed Interest Rate, on the last day of the applicable interest rate period, or for interest rate periods longer than 3 months, at the end of each 3-month period in the applicable interest rate period.

Pursuant to the Credit Agreement, significant subsidiaries based in the U.S. will be required to guaranty j2 Global’s obligations under the Credit Agreement. “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended. Also pursuant to the Credit Agreement, the Company entered into a Security Pledge Agreement whereby j2 Global granted to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global. j2 Global will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict j2 Global'’s ability to, among other things, grant liens, dispose of assets, incur indebtedness, guaranty obligations, merge or consolidate, acquire another company, make loans or investments or repurchase stock, in each case subject to exceptions customary for a credit facility of this size and type.

The Credit Agreement also contains financial covenants that establish minimum EBITDA, net worth and liquid asset levels and limit the amount of operating lease obligations that may be assumed.

The Credit Agreement includes customary events of default that include, among other things, payment defaults, inaccuracy of representations and warranties, covenant defaults, material bankruptcy and insolvency events, judgments and failure to comply with judgments, tax defaults, change of control and cross defaults, in each case subject to exceptions and/or thresholds customary for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of j2 Global’s repayment obligations under the Credit Agreement.

Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2021. Future minimum lease payments at December 31, 2010, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Operating Leases
Fiscal Year:
2011	$2,632
2012	2,526
2013	2,202
2014	2,173
2015	1,765
Thereafter	7,015
Total minimum lease payments	$18,313

Rental expense for the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $1.8 million and $2.1 million, respectively.

9.       Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$22,806	$29,614	$27,716
State	3,435	1,618	3,389
Foreign	1,976	348	1,394
Total current	28,217	31,580	32,499

Deferred:
Federal	1,095	(765)	(2,255)
State	(276)	84	(751)
Foreign	(1,446)	53	98
Total deferred	(627)	(628)	(2,908)

Total provision	$27,590	$30,952	$29,591

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	1.9	1.1	1.7
Foreign rate differential	(17.7)	(15.7)	(15.0)
Tax contingency reserve	5.9	8.4	7.2
Valuation Allowance	(1.4)	2.0	—
Other	1.2	0.9	0.1
Effective tax rates	24.9%	31.7%	29.0%

The Company’s effective rate for each year is normally lower than the 35% U.S. federal statutory income tax rate primarily due to earnings of j2 Global’s subsidiaries outside of the U.S. in jurisdictions where the effective tax rate is lower than in the U.S.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,877	$2,497
Tax credit carryforwards	779	779
Accrued expenses	1,622	432
Allowance for bad debt	842	1,097
Share-based compensation expense	4,901	4,158
Basis difference in intangible assets	2,494	2,964
Impairment of investments	1,109	2,430
Gain on sale of intangible assets	285	447
Deferred revenue	—	1,224
Other	1,113	1,271
	17,022	17,299
Less: Valuation Allowance	(1,091)	(2,255)
Total deferred tax assets	$15,931	$15,044

Deferred tax liabilities:
State taxes	$(952)	$(878)
Basis difference in fixed assets	(1,445)	(2,008)
Basis difference in intangible assets	(10,354)	—
Prepaid insurance	(268)	(259)
Deferred revenue	(466)	—
Intangible amortization	(1,133)	(525)
Foreign Other	(116)	—
Total deferred tax liabilities	$(14,734)	$(3,670)

Net deferred tax assets	$1,197	$11,374

The Company had approximately $15.9 million and $15.0 million in deferred tax assets as of December 31, 2010 and 2009, respectively, related primarily to net operating loss carryforwards, differences in share-based compensation between its financial statements and its tax returns and basis differences in intangibles and fixed assets from the Protus acquisition. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During 2010, j2 Global sold certain debt securities which produced neither a tax gain nor loss. Some of the sold debt securities were impaired in 2009 resulting in a deferred tax asset and associated valuation allowance of $2.3 million.  As a result of the sale, a portion of the valuation allowance was reversed.

As of December 31, 2010, the Company had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $8.1 million and $6.4 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2028 for the federal and 2016 for the state. In addition, as of December 31, 2010 and 2009, the Company had state research and development tax credits of $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law new tax legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010 the 2008 suspension was extended an additional two years through the end of 2011. Despite the Company having taxable income in 2008 through 2010, the Company will not be permitted to utilize its California NOLs generated in prior years to offset this taxable income for purposes of determining the applicable California income tax due. Current law reinstates use of NOLs in tax years beginning on or after January 1, 2012.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $7.5 million and $7.2 million at December 31, 2010 and 2009, respectively.

Uncertain Income Tax Positions

j2 Global accrued liabilities for uncertain income tax positions in accordance with the requirements of ASC 740. During 2010, j2 Global recognized a net increase of $7.4 million in liabilities related to positions taken during 2010. The Company also had a net decrease of $15.2 million related to the reversal of positions taken in prior years. The main cause of the decrease was the reversal of and associated payment of tax as a result of effectively settled the transfer pricing portion of the tax audit by the Internal Revenue Service relating to the Company’s income tax returns for 2004 through 2008. Accordingly, the Company had $37.9 million in liabilities for uncertain income tax positions at December 31, 2010. Included in this liability amount were $0.7 million accrued for related interest, net of federal income tax benefits and $62,000 for related penalties recorded in income tax expense on j2 Global’s consolidated statement of operations.

The reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2010	$43,347
Decreases related to positions taken during a prior period	(1,865)
Increases related to positions taken in the current period	7,410
Settlements	(13,307)
Balance at December 31, 2010	$35,585

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. However, the Company estimates that approximately $13.5 million of uncertain income tax positions as a result of the expiration of statutes of limitations are reasonably possible to occur in the next 12 months.

As of December 31, 2010, 2009 and 2008, U.S. income taxes have not been assessed on $57.7 million, $83.8 million and $85.5 million, respectively, of undistributed earnings of foreign subsidiaries because management considers these earnings to be invested indefinitely.

During 2010, 2009 and 2008, the Company recorded tax benefits of $2.7 million, $4.0 million and $2.0 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of j2 Global’s income tax liability and an increase in equity, respectively.

j2 Global is currently under audit by the California Franchise Tax Board for tax years 2005 through 2007. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change. j2 Global is also under audit by various other states for non-income related taxes.

10.     Stockholders’ Equity

Share Repurchase Program

In February 2008, j2 Global’s Board of Directors approved a common stock repurchase program (the “Repurchase Program”) authorizing the repurchase of up to five million shares of the Company’s common stock through the end of December 2010. The Repurchase Program was completed on July 9, 2008; five million shares at an aggregated cost of $108.0 million (including commission fees of $0.1 million) were repurchased. The Company has accounted for these repurchases using the cost method. During 2008, j2 Global retired two million shares of j2 Global’s treasury stock.

In May 2010, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012. On May 4, 2010, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the year ended December 31, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method. At December 31, 2010 and December 31, 2009, 8,680,568 common shares at a cost of $112.7 million were held as treasury stock.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to satisfy tax withholding obligations of such participants arising upon the vesting of restricted stock. During the year ended December 31, 2010, the Company purchased 210,891 shares from plan participants.

11.     Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan (each is described below).

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

At December 31, 2010, 2009 and 2008, options to purchase 2,647,130, 2,939,410, and 3,107,845 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $11.31, $8.96 and $6.83, respectively. Stock options generally expire after 10 years and vest over a five-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,383,174	$11.19
Granted	344,453	$22.42
Exercised	(226,760)	$8.05
Canceled	(177,937)	$23.74
Options outstanding at December 31, 2008	4,322,930	$11.73
Granted	808,760	$18.05
Exercised	(523,290)	$5.18
Canceled	(127,809)	$28.00
Options outstanding at December 31, 2009	4,480,591	$13.17
Granted	167,967	$23.13
Exercised	(816,552)	$9.18
Canceled	(37,612)	$20.26
Options outstanding at December 31, 2010	3,794,394	$14.40	4.6	$58,305,599
Exercisable at December 31, 2010	2,647,130	$11.30	3.2	$48,766,144
Vested and expected to vest at December 31, 2010	3,598,438	$14.07	4.4	$56,524,125

For the year ended December 31, 2010, j2 Global granted 167,967 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management and Board members. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted–average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $11.00, $9.89 and $13.89, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $13.2 million, $9.4 million and $3.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $8.8 million, $7.4 million and $13.5 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 was $7.5 million, $2.7 million and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $1.5 million, $3.3 million and $3.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

At December 31, 2010, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $0.94 to $34.73, with a weighted-average remaining contractual life of 2.89 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2010	Weighted Average Exercise Price
$.94	855,000	.99	$0.94	855,000	$0.94
1.03 – 8.95	419,995	1.77	5.38	419,995	5.38
9.55 – 16.90	334,509	3.43	10.03	322,509	9.89
17.19	561,280	8.17	17.19	63,200	17.19
18.77	547,600	4.47	18.77	547,600	18.77
20.15 – 22.92	492,810	7.88	21.72	132,166	21.60
23.11 – 32.45	428,200	6.91	28.89	213,660	29.58
33.51	105,000	6.45	33.51	63,000	33.51
33.54	20,000	6.71	33.54	12,000	33.54
34.73	30,000	6.56	34.73	18,000	34.73
$0.94 - $34.73	3,794,394	4.64	$14.40	2,647,130	$11.31

At December 31, 2010, there were 2,304,281 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

The following table summarizes j2 Global’s nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,541,181	$14.08
Granted	167,967	11.00
Vested	(528,264)	16.63
Canceled	(33,620)	11.70
Nonvested at December 31, 2010	1,147,264	$12.52

As of December 31, 2010, there was $12.9 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.89 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on historical volatility of j2 Global’s common stock. The Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.5% as of December 31, 2010 and 2009, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Risk free interest rate	2.6%	2.4%	3.4%
Expected term (in years)	6.5	6.5	6.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.7%	54.9%	62.3%

Share-Based Compensation Expense

The following table represents the share-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$1,217	$1,263	$901
Operting expenses:
Sales and marketing	1,826	1,818	1,268
Research, development and engineering	815	853	803
General and administrative	7,079	7,084	5,014
	$10,937	$11,018	$7,986

Restricted Stock

j2 Global has awarded restricted shares of common stock to the Company’s Board of Directors and senior staff pursuant to the 1997 Plan and 2007 Plan. Compensation expense resulting from restricted stock grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. j2 Global granted 101,082, 730,603 and 58,474 shares of restricted stock during the years ended December 31, 2010, 2009 and 2008, respectively, and recognized $4.0 million, $3.7 million and $1.8 million, respectively, of related compensation expense. As of December 31, 2010, the Company had unrecognized share-based compensation cost of $12.0 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.14 years for awards and 4.42 years for units. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $1.2 million, $1.5 million and $1.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Restricted stock activity for the year ended December 31, 2010 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	947,831	$19.36
Granted	83,582	23.34
Vested	(190,683)	20.17
Canceled	(24,060)	18.98
Nonvested at December 31, 2010	816,670	19.59

Restricted stock unit activity for the year ended December 31, 2010 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	—	$—
Granted	17,500	22.95
Vested	—	—
Canceled	—	—
Nonvested at December 31, 2010	17,500	$22.95

(b)     Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2010, 2009 and 2008, 4,894, 5,808 and 9,632 shares, respectively, were purchased under the Purchase Plan at prices ranging from $25.03 to $19.51 per share. As of December 31, 2010, 1,656,633 shares were available under the Purchase Plan for future issuance.

12.     Defined Contribution 401(k) Savings Plan

j2 Global has a 401(k) Savings Plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the 401(k) Savings Plan at the discretion of j2 Global’s Board of Directors. For the years ended December 31, 2010 and 2009, the Company accrued $0.1 million and zero, respectively, for contributions to the 401(k) Savings Plan.

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

	Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted income per common share:
Net earnings	$83,047	$66,827	$72,562
Denominator:
Weighted average outstanding shares of common stock	44,578,036	43,936,194	44,609,174
Dilutive effect of:
Employee stock options	1,081,930	1,094,740	1,281,497
Restricted stock	281,877	107,067	46,836
Common stock and common stock equivalents	45,941,843	45,138,001	45,937,506
Net earnings per share:
Basic	$1.86	$1.52	$1.63
Diluted	$1.81	$1.48	$1.58

For the years ended December 31, 2010, 2009 and 2008, there were 551,130, 815,409 and 1,768,181 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14.     Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, the United Kingdom and other international territories. Geographic information about the U.S. and international territories for the reporting period is presented below. Such information attributes revenues based on the location of a customer’s DID for services using such a number or a customer’s residence for other services (in thousands).

	Year Ended December 31,
	2010	2009	2008
Revenue:
United States	$208,779	$209,547	$204,444
All other countries	46,615	36,024	37,069
Total	$255,394	$245,571	$241,513

	As of December 31,
	2010	2009
Long-lived assets:
United States	$36,033	$36,488
All other countries	45,078	8,900
Total	$81,111	$45,388

15.     Related Party Transactions

(a)	Lease and Expense Reimbursement

The Company leases its headquarters office from a company that is affiliated with the Chairman of the Board. For fiscal 2010, 2009 and 2008, j2 Global paid $1.2 million, $1.1 million and $1.3 million, respectively, in rent expense to this company. The Company also incurred approximately $1,000, $5,000 and $37,000 for expenses for services rendered by firms affiliated with the Company’s Chairman of the Board during 2010, 2009 and 2008, respectively. j2 Global believes this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

(b)	Consulting Services

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2010, 2009 and 2008, j2 Global paid Orchard Capital $0.3 million for these services.

On October 1, 2008, j2 Global entered into a Consultancy Agreement with John F. Rieley, a member of j2 Global’s Board of Directors. The Consultancy Agreement has a one year term and automatically renews for successive one year terms unless terminated by either party at any time and for any reason. The Consultancy Agreement auto-renewed in 2010 for an additional one year period through September 30, 2011. Pursuant to the Consultancy Agreement, Mr. Rieley assists j2 Global in developing and implementing a voice services public relations program. In exchange for these services, Mr. Rieley receives annual compensation of $0.1 million payable monthly in advance. In addition, in the event that j2 Global requests that Mr. Rieley work more than 20 hours in any calendar month, j2 Global will pay Mr. Rieley an additional $500 per hour for each additional hour worked. Total compensation paid to Mr. Rieley for the years ended December 31, 2010 and 2009 was approximately $0.1 million.

16.     Supplemental Cash Flows Information

Interest income received during the years ended December 31, 2010, 2009 and 2008 was $2.1 million, $1.2 million and $4.8 million, respectively, substantially all of which related to interest earned on cash, cash equivalents and short and long-term investments.

Cash paid for interest during the years ended December 31, 2010, 2009 and 2008 approximated $0.1 million, $0.1 million and $0.1 million, respectively, substantially all of which related to interest on foreign taxes and interest on settled acquisition holdback.

j2 Global paid cash taxes of $35.7 million, $24.8 million and $29.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company acquired property and equipment for $0.3 million, $0.2 million and $0.1 million during 2010, 2009 and 2008, respectively, which had not been yet paid at the end of each such year.

During 2010, 2009 and 2008, j2 Global recorded the tax benefit from the exercise of non-qualified stock options and restricted stock as a reduction of its income tax liability of $2.7 million, $4.0 million and $2.0 million, respectively.

Included in the purchase prices of the acquisitions during 2010, 2009 and 2008 were contingent holdbacks of $2.2 million, $1.1 million and $1.8 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date (see Note 3 - Business Acquisitions).

17.     Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2010 and 2009 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$71,025	$62,778	$61,311	$60,280
Gross profit	58,317	52,046	50,931	50,014
Net earnings	26,867	19,834	18,710	17,636
Net earnings per common share:
Basic	$0.60	$0.44	$0.42	$0.40
Diluted	$0.58	$0.43	$0.41	$0.39
Weighted average shares outstanding
Basic	44,843,543	44,716,366	44,493,676	44,250,521
Diluted	46,358,698	45,939,172	45,808,173	45,421,180

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$60,915	$61,801	$62,464	$60,391
Gross profit	50,434	50,543	50,864	48,999
Net earnings	17,704	19,334	11,137	18,652
Net earnings per common share:
Basic	$0.40	$0.44	$0.25	$0.43
Diluted	$0.39	$0.43	$0.25	$0.42
Weighted average shares outstanding
Basic	44,220,725	44,126,078	43,762,333	43,627,071
Diluted	45,244,333	45,296,147	45,044,005	44,728,911

18.     Subsequent Events

Effective January 14, 2011, the federal statutes of limitations for assessment of tax expired in connection with the tax years 2004 to 2006. As a result, in the first quarter 2011, the Company will recognize approximately $12.4 million of tax benefits and associated interest and penalties that were previously reserved for as uncertain tax positions.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in  Internal Control – Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2010. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global Communications, Inc.
Los Angeles, California

We have audited j2 Global Communications, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  j2 Global Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, j2 Global Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of j2 Global Communications, Inc. and its subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California
February 25, 2011

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2010 Proxy Statement”) for the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2010 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2010 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2010 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2010 Proxy Statement.

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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (9)
3.2	By-laws, as amended and restated (1)
4.1	Specimen of Common Stock certificate (5)
10.1	j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.1.1	Amendment No. 1 to j2 Global Communications, Inc. Second Amended and Restated 1997 Stock Option Plan (9)
10.2	j2 Global Communications, Inc. 2007 Stock Plan (10)
10.3	Amended and Restated j2 Global Communications, Inc. 2001 Employee Stock Purchase Plan (8)
10.4	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)
10.4.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.6	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.7	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.8	Consultancy Agreement between j2 Global and John F. Rieley, dated as of October 1, 2008
10.9	Credit Agreement dated as of January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A (11)
10.9.1	Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 between j2 Global Communications, Inc. and Union Bank N.A.
21	List of subsidiaries of j2 Global

Exhibit No.	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm – SingerLewak LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350
_______________________

(1)	Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.

(2)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 30, 2000.

(3)	Incorporated by reference to j2 Global’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.

(4)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.

(5)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(6)	Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.

(7)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.

(8)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.

(9)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.

(10)	Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18, 2007.

(11)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

j2 Global Communications, Inc.
By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 25, 2011.

Signature	Title

/s/ NEHEMIA ZUCKER Nehemia Zucker	Chief Executive Officer (Principal Executive Officer)

/s/ KATHLEEN M. GRIGGS Kathleen M. Griggs	Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ WILLIAM B. KRETZMER William B. Kretzmer	Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ STEPHEN ROSS Stephen Ross	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$3,077	$1,965	$(2,454)	$2,588
Deferred tax asset valuation allowance	(2,255)	(707)	1,871	(1,091)
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,896	$799	$(618)	$3,077
Deferred tax asset valuation allowance	—	(2,255)	—	(2,255)
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,378	$2,815	$(1,297)	$2,896
_______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.