Form 10-Q
period 2011-03-31
J2 GLOBAL COMMUNICATIONS INC
filed 2011-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of  May 5, 2011, the registrant had 45,984,533 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$106,916	$64,752
Short-term investments	16,894	14,035
Accounts receivable, net of allowances of $3,353 and $2,588, respectively	17,639	17,423
Prepaid expenses and other current assets	12,817	15,196
Deferred income taxes	4,096	4,096
Total current assets	158,362	115,502

Long-term investments	2,893	8,175
Property and equipment, net	13,535	13,567
Tradenames, net	35,416	33,396
Patent and patent licenses, net	17,676	18,102
Customer relationships, net	40,054	36,674
Goodwill	277,362	281,848
Other purchased intangibles, net	11,260	11,782
Deferred income taxes	13,013	12,967
Other assets	548	610
Total assets	$570,119	$532,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,119	$25,112
Income taxes payable	550	1,798
Deferred revenue	28,277	16,938
Liability for uncertain tax positions	1,127	13,471
Deferred income taxes	573	573
Total current liabilities	55,646	57,892

Liability for uncertain tax positions	24,862	24,391
Deferred income taxes	17,573	15,293
Other long-term liabilities	3,288	3,302
Total liabilities	101,369	100,878

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at March 31, 2011 and December 31, 2010; total issued 53,897,328 and 53,700,629 shares at March 31, 2011 and December 31, 2010, respectively; and total outstanding 45,216,760 and 45,020,061 shares at March 31, 2011 and December 31, 2010, respectively	539	537
Additional paid-in capital	169,616	164,769
Treasury stock, at cost (8,680,568 shares at March 31, 2011 and December 31, 2010)	(112,671)	(112,671)
Retained earnings	411,661	381,145
Accumulated other comprehensive income (loss)	(395)	(2,035)
Total stockholders’ equity	468,750	431,745
Total liabilities and stockholders’ equity	$570,119	$532,623

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2011	2010

Revenues:
Subscriber	$72,868	$59,547
Other	516	733
	73,384	60,280
Cost of revenues (including share-based compensation of $244 and $329 for the three months of 2011 and 2010, respectively)	15,792	10,266
Gross profit	57,592	50,014
Operating expenses:
Sales and marketing (including share-based compensation of $348 and $491 for the three months of 2011 and 2010, respectively)	15,511	11,152
Research, development and engineering (including share-based compensation of $147 and $220 for three months of 2011 and 2010, respectively)	4,772	2,909
General and administrative (including share-based compensation of $1,466 and $1,901 for the three months of 2011 and 2010, respectively)	14,242	11,494

Total operating expenses	34,525	25,555

Operating earnings	23,067	24,459

Interest and other income (expense), net	(327)	192
Earnings before income taxes	22,740	24,651
Provision for (benefit from) income taxes	(8,195)	7,015
Net earnings	$30,935	$17,636

Net earnings per common share:
Basic	$0.69	$0.40
Diluted	$0.66	$0.39
Weighted average shares outstanding:
Basic	45,093,127	44,250,521
Diluted	46,558,543	45,421,180

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$30,935	$17,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,109	3,968
Amortization of discount or premium of investments	102	—
Share-based compensation	2,205	2,941
Tax deficiency (excess tax benefits) from share-based compensation	(679)	406
Provision for doubtful accounts	970	482
Deferred income taxes	(47)	(110)
Decrease (increase) in:
Accounts receivable	(1,681)	(81)
Prepaid expenses and other current assets	(687)	924
Other assets	83	16
(Decrease) increase in:
Accounts payable and accrued expenses	(143)	774
Income taxes payable	2,450	5,088
Deferred revenue	11,157	491
Liability for uncertain tax positions	(11,873)	1,527
Other	252	626
Net cash provided by operating activities	38,153	34,688

Cash flows from investing activities:
Redemptions/Sales of available-for-sale investments	3,600	—
Purchase of available-for-sale investments	(1,243)	(33,875)
Purchases of property and equipment	(625)	(86)
Acquisition of businesses, net of cash received	324	(10,237)
Purchases of intangible assets	(1,142)	(2,692)
Net cash provided by (used in) investing activities	914	(46,890)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(1,091)	(613)
Issuance of common stock under employee stock purchase plan	38	28
Exercise of stock options	2,600	327
(Tax deficiency) excess tax benefits from share-based compensation	679	(406)
Net cash provided by (used in) financing activities	2,226	(664)

Effect of exchange rate changes on cash and cash equivalents	871	(536)

Net increase in cash and cash equivalents	42,164	(13,402)
Cash and cash equivalents at beginning of period	64,752	197,411
Cash and cash equivalents at end of period	$106,916	$184,009

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	Basis of Presentation

j2 Global Communications, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. j2 Global provides cloud-based, value-added communication, messaging and data backup services to businesses of all sizes, from individuals to enterprises. The Company’s hosted solutions deliver its customers greater efficiency, flexibility, mobility, business continuity and security. j2 Global offers online fax, virtual phone systems, hosted email, email marketing, online backup and bundled suites of these services. The Company markets its services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe® and Onebox®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2011. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

In the first quarter of 2011, the Company made a change in estimate regarding the remaining service obligations to its annual eFax® subscribers.  As a result of system upgrades, the Company is now basing the estimate on the actual remaining service obligations to these customers.  As a result of this change, the Company recorded a one-time, non-cash increase to deferred revenues of $10.3 million with an equal offset to revenues.  This change in estimate reduced net income by approximately $7.6 million, net of tax, and reduced basic and diluted earnings per share for the three months ended March 31, 2011 by $0.17 and $0.16, respectively.

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves.

Revenue Recognition

The Company’s subscriber revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

The Company’s advertising revenues (included in “other revenues”) primarily consist of revenues derived by delivering email messages to its customers on behalf of advertisers. Revenues are recognized in the period in which the advertising services are performed, provided that no significant j2 Global obligations remain and the collection of the resulting receivable is reasonably assured.

The Company’s patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to the Company’s patented technology. Patent revenues also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company generally recognizes as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortizes the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, j2 Global recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the portion of the purchase price over the carrying value of the patent(s) sold.

Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of March 31, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such instruments. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held by Irish banks are fully insured through June 30, 2011, however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the following areas, among others: (i) calculation of tax credits, benefits and deductions; (ii) calculation of tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes; and (iii) interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

The Company must assess the likelihood that j2 Global will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company believes that j2 Global will ultimately recover a substantial majority of the deferred tax assets recorded on its consolidated condensed balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase in the period in which j2 Global determined that the recovery was not likely.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws. j2 Global recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, then the second step requires j2 Global to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as j2 Global has to determine the probability of various possible outcomes. j2 Global reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance has not had a significant impact on the Company’s consolidated financial statements.

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

3.	Business Acquisition

During 2010, j2 Global acquired several businesses, including Protus IP Solutions, Inc. (“Protus”), a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market.

The initial accounting of Protus was completed during the first quarter 2011 but is subject to change during the measurement period. The Company completed the valuation of certain intangible assets and finalized the working capital and has recorded adjustments to the initial purchase price allocation in the first quarter 2011. Management has determined that these adjustments are not material to the previously presented financial statements; accordingly, the adjustment is presented in the current period.

The following table summarizes the allocation of the aggregate purchase price of Protus (in thousands):

Asset	Valuation

Accounts Receivable	$2,338
Property and Equipment	3,137
Technology	2,600
Other Assets	1,812
Customer Relationship	29,640
Trade Name	26,982
Non-Compete Agreements	1,576
Goodwill	164,083
Deferred Revenue	(4,928)
Accounts Payable and Other	(6,514)
Deferred Tax Liability, net	(13,796)

Total	$206,930
.

4.	Investments

Short-term investments consist generally of corporate bonds which are stated at fair market value. Realized gains and losses of short- and long-term investments are recorded using the specific identification method.

The following table summarizes j2 Global’s debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	March 31, 2011	December 31, 2010
Due within 1 year	$16,888	$14,029
Due within more than 1 year but less than 5 years	2,060	7,383
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	833	792
Total	$19,781	$22,204

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	March 31, 2011	December 31, 2010
Trading	$6	$6
Available-for-sale	19,781	22,204
Total	$19,787	$22,210

The following table summarizes the gross unrealized gains and losses and fair values for investments as of March 31, 2011 and December 31, 2010 aggregated by major security type (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011
Debt Securities	$19,438	$343	$—	$19,781

December 31, 2010
Debt Securities	$21,882	$322	$—	$22,204

At December 31, 2010, corporate and auction rate debt securities were recorded as available-for-sale. The corporate and auction rate debt securities have stated maturities through 2037. The auction rate debt securities have interest rates that reset periodically at established intervals of 90 days or less. The corporate debt securities have a fixed interest rate. Certain of the auction rate debt securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2011. At March 31, 2011, the Company’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of March 31, 2011 and December 31, 2010 were not material to the financial statements.

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

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:

●	the length of time and the extent to which fair value has been below cost;

●	the severity of the impairment;

●	the cause of the impairment and the financial condition and near-term prospects of the issuer;

●	activity in the market of the issuer which may indicate adverse credit conditions; and

●	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

j2 Global’s review for impairment generally entails:

●	identification and evaluation of investments that have indications of possible impairment;

●
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

●
discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having an other-than-temporary impairment and those that would not support an other-than-temporary impairment;

●	documentation of the results of these analyses, as required under business policies; and

●	information provided by third-party valuation experts.

For these securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparables method where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. The cash flow model incorporates actual cash flows from the auction rate securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term. These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others.

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it is more-likely-than-not that it will be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

For available-for-sale and held-to-maturity securities that management has no intent to sell and believes that it is more-likely-than- not that it will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, including prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others, and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and, therefore, the Company is unable to obtain independent valuations from market sources. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented less than 1% of the Company’s total assets as of March 31, 2011.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Fair Value

Cash	$106,916	$—	$—	$106,916
Equity securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	5,329	—	—	5,329
Debt securities issued by states of the United States and political subdivisions of the states	1,009	—	—	1,009
Debt securities issued by foreign governments	2,844	—	—	2,844
Corporate debt securities	10,082	—	—	10,082
Auction rate securities	—	—	517	517
Total	$126,186	$—	$517	$126,703

December 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$64,752	$—	$—	$64,752
Equity securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,603	—	—	6,603
Debt securities issued by foreign governments	2,865	—	—	2,865
Corporate debt securities	12,240	—	—	12,240
Auction rate securities	—	—	496	496
Total	$86,466	$—	$496	$86,962

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2011 (in thousands):

	Level 3 Financial Assets
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Beginning Balance	$496	$1,781
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	21	75
Purchases, issuances and settlements	—	—
Sales	—	—
Transfers in and/or out of Level 3	—	—
Balance, March 31, 2011	$517	$1,856

Total losses for the period included in earnings relating to assets still held at March 31, 2011	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income. Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2011 are as follows (in thousands):

	Balance as of January 1, 2011	Additions	Deductions	Amortization	Foreign Exchange Translation	Purchase Accounting Adjustments and Other	Balance as of March 31, 2011
Goodwill	$281,848	$—	$—	$—	$517	$(5,004)	$277,361
Intangible assets with indefinite lives	32,410	—	—	—	—	2,255	34,665
Intangible assets subject to amortization	67,544	—	—	(3,421)	89	5,529	69,741
	$381,802	$—	$—	$(3,421)	$606	$2,780	$381,767

Intangible assets with indefinite lives relate primarily to certain trade names and trademarks. As of March 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Patents	8.6 years	$35,893	$18,217	$17,676
Technology	5.4 years	5,606	2,310	3,296
Customer relationships	6.3 years	53,488	11,132	42,356
Trade name	13.5 years	10,051	3,638	6,413
Total		$105,038	$35,297	$69,741

Amortization expense, included in general and administrative expense, during the three month period ended March 31, 2011 and 2010, approximated $3.4 million and $2.4 million, respectively. Amortization expense is estimated to approximate $13.0 million, $11.9 million, $11.3 million, $10.4 million and $9.7 million for fiscal years 2011 through 2015, respectively, and $16.9 million thereafter through the duration of the amortization period.

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

As part of the Company’s continuing effort to prevent the unauthorized use of our intellectual property, j2 Global have initiated litigation against several companies for infringing its patents relating to Internet fax and other messaging technologies, including Open Text Corporation and its Captaris business (“Open Text”) and EasyLink Services International Corp. (“EasyLink”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

Open Text and EasyLink have each filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of j2 Global’s patents. Open Text also asserted counterclaims purporting to alleging antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text is seeking dismissal of j2 Global’s patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. These cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in the cases is underway. The Court partially completed a Markman hearing in all of these cases on October 15, 2010, and issued a related Markman Order on March 4, 2011. Trial is currently scheduled to begin on August 9, 2011, but j2 Global anticipates that the trial date will be continued.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of j2 Global’s patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company’s patents. Also on March 3, 2010,  j2 Global moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted the Company’s motion, transferring the case to the Central District of California. Discovery has not yet commenced.

On September 15, 2006, one of the Company’s affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global’s motion to stay the case pending the conclusion of the Company’s appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues at issue in this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed our motion to dismiss IGC’s amended counterclaims. The Company’s motion was heard on February 15, 2011 and the Court has yet to issue a decision.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “ ‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one. On February 11, 2008, j2 Global filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. j2 Global filed its response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of the Company’s positions. Bear Creek's reply brief was filed July 19, 2010, and the Company is awaiting a decision on Bear Creek’s appeal. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

On September 7, 2010, Wordcheck Tech, LLC (“Wordcheck”) filed suit against fifty-seven defendants, including j2 Global and two affiliates, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Number 6,782,510. Wordcheck is seeking a permanent injunction against continued infringement, damages, treble damages, attorney’s fees, interest and costs. The Company filed an answer to the complaint on November 18, 2010. The Company settled this case on May 4, 2011 and it is in the process of being dismissed with prejudice.

In December 2008, AGV Sports Group, Inc. and other co-plantiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s newly acquired subsidiary Protus IP Solutions, Inc. (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV seeks judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA, and $500 for each violation of the MD-TCPA. Protus filed a successful motion to dismiss for lack of personal jurisdiction on behalf of its three employees named as individual defendants. The case is in discovery.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice alleging that Protus beached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery has not yet commenced.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 and 7,804,823. Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. j2 Global has not yet filed a responsive pleading in this matter.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, will make a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended March 31, 2011, the effective tax rate was (36)% which includes the reversal of approximately $14.1 million of uncertain income tax positions as a result of the expiration of the applicable statutues of limitations. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.

The Company had approximately $1.0 million in net deferred tax liabilities as of March 31, 2011 related primarily to net operating loss carryforwards, differences in share-based compensation between j2 Global’s financial statements and its tax returns and basis differences in intangibles and fixed assets from the Protus acquisition. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. After completing this assessment at March 31, 2011, the Company has concluded that the deferred tax assets should be realized through future operating results and the reversal of temporary differences and, as such, the Company has not recorded a valuation alloance.

As of March 31, 2011 and December 31, 2010, the Company had $26.0 million and $37.9 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was primarily the result of the expiration of statutues of limitations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes was $1.4 million for the three months ended March 31, 2011.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $4.5 million and $7.5 million at March 31, 2011 and December 31, 2010, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  However, after the Company reported the results of the IRS audit completed in 2010, which included tax years through 2008, to the State of California;  the FTB has issued Information Document Requests regarding the 2008 tax year although no formal notice of inclusion has been provided. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change. j2 Global is also under audit by various other states for non-income related taxes.

9.	Stockholders’ Equity

Common Stock Repurchase Program

In May 2010, j2 Global’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012. On May 4, 2010, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the year ended December 31, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.  No shares were repurchased by the Company under the repurchase program during the three months ended March 31, 2011.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2011, the Company purchased 37,102 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

10.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2011, 2,535,658 shares underlying options and 53,590 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2011, 1,173,324 shares underlying options and 727,140 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	3,794,394	$14.40
Granted	25,000	27.60
Exercised	(128,912)	20.17
Canceled	—	—
Outstanding at March 31, 2011	3,690,482	14.29	4.4	$57,253,808
Exercisable at March 31, 2011	2,679,758	11.37	3.2	$49,271,066
Vested and expected to vest at March 31, 2011	3,532,750	$13.99	4.3	$55,909,883

For the three months ended March 31, 2011, j2 Global granted 25,000 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2011 and 2010 were $12.66 and $10.61, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2011 and 2010 were $1.2 million and $0.2 million, respectively.

As of March 31, 2011 and December 31, 2010, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $11.8 million and $12.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.7 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the three months ended March 31, 2011 is based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.2% and 14.1% as of March 31, 2011 and 2010, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.52%	2.89%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	42%	48%
Weighted-average volatility	42%	48%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company recognized $0.9 million of compensation expense in the three months ended March 31, 2011 related to restricted stock and restricted stock units. As of March 31, 2011, and December 31, 2010, the Company had unrecognized share-based compensation cost of approximately $12.4 million and $12.0 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 3.0 years for awards and 4.3 years for units.

Restricted stock award activity for the three months ended March 31, 2011 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	816,670	$19.59
Granted	48,000	28.37
Vested	(102,440)	18.12
Canceled	—	—
Nonvested at March 31, 2011	762,230	$20.34

Restricted stock unit award activity for the three months ended March 31, 2011 is set forth below:
		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	17,500	$23.59
Granted	2,000	29.21
Vested	(1,000)	20.72
Canceled	—	—
Nonvested at March 31, 2011	18,500	$23.75

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$244	$329
Operating expenses:
Sales and marketing	348	491
Research, development and engineering	147	220
General and administrative	1,466	1,901
Total	$2,205	$2,941

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2011 and 2010, 1,449 and 1,427 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $38,000 and $28,000 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, 1,655,184 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended March 31,
	2011	2010

Numerator for basic and diluted net earnings per common share:
Net earnings	$30,935	$17,636

Denominator:
Weighted-average outstanding shares of common stock	45,093,127	44,250,521
Dilutive effect of:
Employee stock options	1,168,432	943,785
Restricted stock	296,984	226,874
Common stock and common stock equivalents	46,558,543	45,421,180

Net earnings per share:
Basic	$0.69	$0.40
Diluted	$0.66	$0.39

For the three months ended March 31, 2011 and 2010, there were 302,000 and 745,529 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net Earnings	$30,935	$17,636
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	1,208	(673)
Unrealized gain on available-for-sale investments, net of tax	28	95
Other Comprehensive Income, net of tax	1,236	(578)

Comprehensive Income	$32,171	$17,058

13.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, the United Kingdom and other international territories. Geographic information about the U.S. and international territories for the reporting periods is presented below. Such information attributes revenues based on the location of a customer’s DID for services using DIDs and a customer’s residence for other services (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
United States	$44,356	$51,210
All other countries	29,028	9,070
Total	$73,384	$60,280

	March 31,	December 31,
	2011	2010
Long-lived assets:
United States	$35,421	$36,033
All other countries	47,855	45,078
Total	$83,276	$81,111

Revenue for the three months ended March 31, 2011 reflects a change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview

j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. We provide cloud-based, value-added communication, messaging and data backup services to businesses of all sizes, from individuals to enterprises. Our hosted solutions deliver our customers greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe® and Onebox®.

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

Our services make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate DIDs. Of the 13.2 million DIDs deployed as of March 31, 2011, over 1.9 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate DIDs. We operate in one reportable segment: cloud-based, value-added communication, messaging and data backup services.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology, expand our service offerings and acquire skilled personnel. Since fiscal year 2000, we have completed 31 acquisitions in the cloud-based, value-added communication, messaging and data backup services industry.

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

The following table sets forth certain key operating metrics for the three months ended March 31, 2011 and 2010 (in thousands, except for percentages):

	March 31,
	2011	2010
Free service DIDs	11,245	10,283
Paying DIDs	1,930	1,315
Total active DIDs	13,175	11,598

	Three Months Ended March 31,
	2011 (1)	2010
Subscriber revenues:
Fixed	$57,475	$48,869
Variable	15,393	10,678
Total subscriber revenues	$72,868	$59,547

Percentage of total subscriber revenues:
Fixed	78.9%	82.1%
Variable	21.1%	17.9%

Revenues:
DID-based	$67,106	$57,435
Non-DID-based	6,278	2,845
Total revenues	$73,384	$60,280

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation)  which reduced subscriber revenues for the three months ended March 31, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011. During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies. However, in the first quarter of 2011, the Company made a change in estimate regarding the remaining service obligations to its annual eFax® subscribers.  As a result of system upgrades, the Company is now basing the estimate on the actual remaining service obligations to these customers.  As a result of this change, the Company recorded a one-time, non-cash increase to deferred revenues of $10.3 million with an equal offset to revenues.  This change in estimate reduced net income by approximately $7.6 million, net of tax, and reduced basic and diluted earnings per share for the three months ended March 31, 2011 by $0.17 and $0.16, respectively.

Results of Operations for the Three Months Ended March 31, 2011

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $72.9 million and $59.5 million for the three months ended March 31, 2011 and 2010, respectively. This increase in subscriber revenues was due to an increase in our subscriber base offset by the impact of our change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 1 – Basis of Presentation) which reduced subscriber revenues for the three months ended March 31, 2011 by $10.3 million and the continuing shift in product mix from our premium products to corporate and secondary products.  The increase in our subscriber base primarily resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, in each case net of cancellations.

Other Revenues. Other revenues were $0.5 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent related revenues due to the expiration of certain patents under license and reduced advertising as customers have lowered spending.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $15.8 million, or 19% of total revenues, and $10.3 million, or 17% of total revenues, for the three months ended March 31, 2011 and 2010, respectively. The increase in cost of revenues for the three months ended March 31, 2011was primarily due to an increase in costs associated with businesses acquired in fiscal 2010 that are not yet fully integrated into j2 Global.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended March 31, 2011 and 2010 was $11.6 million and $9.0 million, respectively. Total sales and marketing expenses were $15.5 million, or 19% of total revenues, and $11.2 million, or 19% of total revenues, for the three months ended March 31, 2011 and 2010, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2011 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for fax and voice services and an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable quarter.

Research, Development and Engineering . Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $4.8 million, or 6% of total revenues, and $2.9 million, or 5% of total revenues, for the three months ended March 31, 2011 and 2010, respectively. The increase in research, development and engineering costs for the three months ended March 31, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable quarter.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $14.2 million, or 17% of total revenues, and $11.5 million, or 19% of total revenues, for the three months ended March 31, 2011 and 2010, respectively  The increase in general and administrative expense for the three months ended March 31, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable quarter, increased professional fees and amortization of intangible assets.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$244	$329
Operating expenses:
Sales and marketing	348	491
Research, development and engineering	147	220
General and administrative	1,466	1,901
Total	$2,205	$2,941

Non-Operating Income and Expenses

Interest and Other Income (Expense), net . Our interest and other income (expense), net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income (expense), net, was ($0.3) million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest and other income (expense), net, was primarily due to reduced interest income as a result of the sale of interest-bearing securities to fund acquisitions.

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

Provision for (benefit from) income taxes amounted to ($8.2) million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates were (36%) and 28.5% for the three months ended March 31, 2011 and 2010, respectively. The decrease in our effective income tax rate was primarily attributable to the following:

1.	a reversal of approximately $14.1 million of uncertain income tax positions as a result of the expiration of statutues of limitations;

2 3.
an increase during 2011 in foreign tax credits and our ability to offset such credits against Subpart F income;

the use of the federal research and development tax credit in 2011, which was previously suspended for 2010;

4.	an increase during 2011 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S., partially offset by:

5.	a 2010 book but not tax gain on the sale of an impaired auction rate security, which sale resulted in a significant portion of the valuation allowance being reversed; and

6.
a reversal in 2010 of certain income tax contingencies allowed to be recognized as a result of effectively settling the transfer pricing portion of the Internal Revenue Service’s audit of our income tax returns for 2004 through 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2011, we had cash and investments of $126.7 million compared to cash and investments of $87.0 million at December 31, 2010. The increase in cash and investments resulted primarily from cash provided by operations. At March 31, 2011, cash and investments consisted of cash and cash equivalents of $106.9 million, short-term investments of $16.9 million and long-term investments of $2.9 million. Our investments are comprised primarily of readily marketable corporate debt securities, auction rate securities and certificates of deposits. For financial statement presentation, we classify our investments primarily as available-for-sale, thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements.  Our long-term investments consist primarily of corporate and auction rate securities.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to March 31, 2011.  We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital and capital expenditures, and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $38.2 million and $34.7 million for the three months ended March 31, 2011 and 2010, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $4.5 million and $7.5 million at March 31, 2011 and December 31, 2010, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $123.8 million at March 31, 2011.

Net cash provided by (used in) investing activities was approximately $0.9 million and ($46.9) million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, net cash provided by investing activities was primarily attributable to the sale of available-for-sale investments partially offset by the purchase of available-for-sale investments and intangible assets.  For the three months ended March 31, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions.

Net cash provided by (used in) financing activities was approximately $2.2 million and ($0.6) million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options partially offset by repurchases of stock.  For the three months ended March 31, 2010, net cash used in financing activities was primarily attributable to the repurchases of restricted stock and tax deficiency from share-based compensation partially offset by the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2011:

	Payments Due in
	(in thousands)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases (a)	$2,249	$2,524	$2,194	$2,163	$1,743	$6,910	$17,783
Telecom services and co-location facilities (b)	6,228	5,064	2,819	187	10	—	14,308
Computer software and related services (c)	3,168	278	66	—	—	—	3,512
Holdback payment (d)	1,588	495	205	—	—	—	2,288
Other (e)	315	151	71	—	—	—	537

Total	$13,548	$8,512	$5,355	$2,350	$1,753	$6,910	$38,428

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions for further details).

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of March 31, 2011, our liability for uncertain tax positions was $26.0 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender. We have not drawn down any amounts under the Credit Agreement. See Note 8 - Commitments and Contingencies within our Annual Report on Form 10-K for the year ended December 31, 2010 for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of March 31, 2011, we had investments in debt securities with effective maturities greater than one year of approximately $2.9 million. Such investments had a weighted average yield of approximately 1.6%. As of March 31, 2011 and December 31, 2010, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $106.9 million and $64.8 million respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of March 31, 2011, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $1.3 million.

We are parties to the Credit Agreement with the Lender, as amended. If we were to borrow under the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and losses were not material to our earnings for the three months ended March 31, 2011 and 2010, amounting to approximately $1.6 million and ($0.9) million, respectively. As of March 31, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately ($0.4) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Unregistered Sales of Equity Securities

None.

(b)              Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. During the three months ended March 31, 2011, we did not repurchase any shares under the repurchase program.

The following table details the repurchases that were made under and outside the program during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
January 1, 2011 - January 31, 2011	—	$—	—	9,993,700
February 1, 2011 - February 28, 2011	—	$—	—	9,993,700
March 1, 2011 - March 31, 2011	37,102	$29.39	—	9,993,700
Total	37,102		—	9,993,700

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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: May 9, 2011	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ KATHLEEN M. GRIGGS
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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.