Form 10-Q
period 2011-06-30
J2 GLOBAL COMMUNICATIONS INC
filed 2011-08-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, the registrant had 46,276,577 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED JUNE 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$129,707	$64,752
Short-term investments	21,249	14,035
Accounts receivable, net of allowances of $3,677 and $2,588, respectively	17,175	17,423
Prepaid expenses and other current assets	6,215	15,196
Deferred income taxes	4,096	4,096
Total current assets	178,442	115,502

Long-term investments	20,694	8,175
Property and equipment, net	14,619	13,567
Tradenames, net	35,184	33,396
Patent and patent licenses, net	17,524	18,102
Customer relationships, net	38,558	36,674
Goodwill	277,948	281,848
Other purchased intangibles, net	10,730	11,782
Deferred income taxes	13,026	12,967
Other assets	814	610
Total assets	$607,539	$532,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,094	$25,112
Income taxes payable	1,356	1,798
Deferred revenue	27,739	16,938
Liability for uncertain tax positions	1,127	13,471
Deferred income taxes	573	573
Total current liabilities	55,889	57,892

Liability for uncertain tax positions	26,603	24,391
Deferred income taxes	17,573	15,293
Other long-term liabilities	3,271	3,302
Total liabilities	103,336	100,878

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at June 30, 2011 and December 31, 2010; total issued 54,203,862 and 53,700,629 shares at June 30, 2011 and December 31, 2010, respectively; and total outstanding 45,523,294 and 45,020,061 shares at June 30, 2011 and December 31, 2010, respectively	542	537
Additional paid-in capital	176,200	164,769
Treasury stock, at cost (8,680,568 shares at June 30, 2011 and December 31, 2010)	(112,671)	(112,671)
Retained earnings	440,168	381,145
Accumulated other comprehensive income (loss)	(36)	(2,035)
Total stockholders’ equity	504,203	431,745
Total liabilities and stockholders’ equity	$607,539	$532,623

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Subscriber	$85,298	$60,560	$158,166	$120,107
Other	378	751	894	1,484
	85,676	61,311	159,060	121,591
Cost of revenues (including share-based compensation of $246 and $490 for the three and six months of 2011, respectively, and $330 and $659 for the three and six months of 2010, respectively)	15,158	10,380	30,950	20,646
Gross profit	70,518	50,931	128,110	100,945
Operating expenses:
Sales and marketing (including share-based compensation of $351 and $699 for the three and six months of 2011, respectively, and $505 and $996 for the three and six months of 2010, respectively)	14,345	10,297	29,856	21,449
Research, development and engineering (including share-based compensation of $110 and $257 for the three and six months of 2011, respectively, and $221 and $441 for the three and six months of 2010, respectively)	3,837	2,893	8,609	5,802
General and administrative (including share-based compensation of $1,524 and $2,990 for the three and six months of 2011, respectively, and $1,993 and $3,894 for the three and six months of 2010, respectively)	14,392	11,848	28,634	23,342

Total operating expenses	32,574	25,038	67,099	50,593

Operating earnings	37,944	25,893	61,011	50,352

Interest and other income (expense), net	299	1,067	(28)	1,259
Earnings before income taxes	38,243	26,960	60,983	51,611
Income tax expense	9,729	8,250	1,534	15,265
Net earnings	$28,514	$18,710	$59,449	$36,346

Net earnings per common share:
Basic	$0.63	$0.42	$1.31	$0.82
Diluted	$0.61	$0.41	$1.27	$0.80
Weighted average shares outstanding:
Basic	45,399,940	44,493,676	45,247,381	44,372,770
Diluted	46,723,792	45,808,173	46,663,866	45,651,647

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$59,449	$36,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,081	7,897
Amortization of discount or premium of investments	296	391
Share-based compensation	4,436	5,990
Tax deficiency (excess tax benefits) from share-based compensation	(2,122)	32
Provision for doubtful accounts	2,334	744
Deferred income taxes	(59)	(716)
Loss on disposal of fixed assets	115	—
Decrease (increase) in:
Accounts receivable	(4,833)	334
Prepaid expenses and other current assets	3,257	1,703
Other assets	(165)	(98)
(Decrease) increase in:
Accounts payable and accrued expenses	(553)	(58)
Income taxes payable	7,632	(9,684)
Deferred revenue	10,450	185
Liability for uncertain tax positions	(10,132)	3,310
Other	365	629
Net cash provided by operating activities	80,551	47,005

Cash flows from investing activities:
Maturity of certificates of deposits	—	31,653
Redemptions/Sales of available-for-sale investments	8,576	1,650
Purchase of available-for-sale investments	(28,542)	(39,427)
Purchases of property and equipment	(2,485)	(581)
Proceeds from sale of assets	4	—
Acquisition of businesses, net of cash received	1,260	(16,642)
Purchases of intangible assets	(1,860)	(5,250)
Net cash (used in) investing activities	(23,047)	(28,597)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(1,243)	(3,630)
Issuance of common stock under employee stock purchase plan	77	58
Exercise of stock options	5,617	1,498
(Tax deficiency) excess tax benefits from share-based compensation	2,122	(32)
Net cash provided by (used in) financing activities	6,573	(2,106)

Effect of exchange rate changes on cash and cash equivalents	878	(1,722)

Net increase in cash and cash equivalents	64,955	14,580
Cash and cash equivalents at beginning of period	64,752	197,411
Cash and cash equivalents at end of period	$129,707	$211,991

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

In the first quarter of 2011, the Company made a change in estimate regarding the remaining service obligations to its annual eFax® subscribers.  As a result of system upgrades, the Company is now basing the estimate on the actual remaining service obligations to these customers.  Due to this change, the Company recorded a one-time, non-cash increase to deferred revenues of $10.3 million with an equal offset to revenues.  This change in estimate reduced net income by approximately $7.6 million, net of tax, and reduced basic and diluted earnings per share for the six months ended June 30, 2011 by $0.17 and $0.16, respectively.

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

Fair Value Measurements

j2 Global complies with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of June 30, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximated fair value due to the short-term nature of such instruments. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held by Irish banks are fully insured through December 31, 2011, however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on its consolidated condensed balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase in the period in which j2 Global determined that the recovery was not likely.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfer of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfer. Additionally, the guidance requires a roll forward of activities on purchase, sale, issuance and settlement of Level 3 assets and liabilities (significant unobservable inputs). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance has not had a significant impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, while public filers must still evaluate subsequent events through the issuance date of their financial statements, they are not required to disclose in their financial statements the date on which subsequent events were evaluated. This amended guidance became effective upon its issuance on February 24, 2010, at which time the Company adopted this updated guidance.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is effective for interim and annual periods beginning December 15, 2011 and will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  Because this guidance impacts presentation only, it will have no effect on the Company's consolidated financial statements.

3.	Business Acquisition

During 2010, j2 Global acquired several businesses, including Protus IP Solutions, Inc. (“Protus”), a Canadian provider of Software-as-a-Service (“SaaS”) communication services and solutions to the business market.

The initial accounting of Protus was completed during the first quarter 2011 but is subject to change during the measurement period. The Company completed the valuation of certain intangible assets, finalized the working capital and recorded adjustments to the initial purchase price allocation in the first quarter 2011. During the second quarter of 2011, the Company recorded an adjustment to the value of certain software due to insufficient licensing by the seller prior to acquisition.  As a result, the Company has recorded an increase in goodwill to adjust the fair value of these assets to the correct amount.  Management has determined that this adjustment is immaterial to the previously presented financial statements; accordingly, the adjustment is presented in the current period.

The following table summarizes the allocation of the aggregate purchase price of Protus (in thousands):

Asset	Valuation

Accounts Receivable	$2,338
Property and Equipment	3,137
Technology	2,600
Other Assets	1,812
Customer Relationship	29,640
Trade Name	26,982
Non-Compete Agreements	1,576
Goodwill	164,498
Deferred Revenue	(4,928)
Accounts Payable	(1,219)
Accrued Liabilities	(5,295)
Deferred Tax Liability, net	(13,796)

Total	$207,345
.

4.	Investments

Short-term investments consist generally of corporate debt securities which are stated at fair market value. Realized gains and losses of short- and long-term investments are recorded using the specific identification method.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2011	December 31, 2010
Due within 1 year	$21,245	$14,029
Due within more than 1 year but less than 5 years	19,838	7,383
Due within more than 5 years but less than 10 years	538	—
Due 10 years or after	318	792
Total	$41,939	$22,204

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	June 30, 2011	December 31, 2010
Trading	$4	$6
Available-for-sale	41,939	22,204
Total	$41,943	$22,210

The following table summarizes the gross unrealized gains and losses and fair values for investments as of June 30, 2011 and December 31, 2010 aggregated by major security type (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011
Debt Securities	$41,575	$364	$—	$41,939

December 31, 2010
Debt Securities	$21,882	$322	$—	$22,204

At June 30, 2011, corporate and auction rate debt securities were recorded as available-for-sale. The corporate debt securities have a fixed interest rate. Certain of the auction rate debt securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to June 30, 2011. At June 30, 2011, the Company’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of June 30, 2011 and December 31, 2010 were not material to the financial statements.

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

For these securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparables method, where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar securities. The cash flow model incorporates actual cash flows from the securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term. These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others.

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it more-likely-than-not that will be required to sell prior to recovery, the full impairment is recognized immediately in earnings.

For available-for-sale and held-to-maturity securities that management has no intent to sell and believes that it more-likely-than- not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

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

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Fair Value

Cash	$129,707	$—	$—	$129,707
Equity securities	4	—	—	4
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	9,574	—	—	9,574
Debt securities issued by states of the United States and political subdivisions of the states	1,520	—	—	1,520
Debt securities issued by foreign governments	3,583	—	—	3,583
Corporate debt securities	26,724	—	—	26,724
Auction rate securities	—	—	538	538
Total	$171,112	$—	$538	$171,650

December 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$64,752	$—	$—	$64,752
Equity securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,603	—	—	6,603
Debt securities issued by foreign governments	2,865	—	—	2,865
Corporate debt securities	12,240	—	—	12,240
Auction rate securities	—	—	496	496
Total	$86,466	$—	$496	$86,962

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2011 (in thousands):

	Level 3 Financial Assets
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Beginning Balance	$517	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	21	42
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, June 30, 2011	$538	$538

Total losses for the period included in earnings relating to assets still held at June 30, 2011	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income. Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and tradenames, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, tradenames and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance as of January 1, 2011	$281,848
Goodwill acquired	—
Purchase Accounting Adjustments	(4,576)
Foreign Exchange Translation	676
Balance as of June 30, 2011	$277,948

Intangible assets are summarized as of June 30, 2011 as follows (in thousands):

Intangible assets with indefinite lives:

Tradename	$29,653
Other	5,064
Total	$34,717

Intangible assets subject to amortization:

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Tradenames	13.7 years	$9,205	$(3,674)	$5,531
Patent and patent licenses	8.4 years	36,538	(19,014)	17,524
Customer relationships	6.7 years	48,774	(10,216)	38,558
Other purchased intangibles	4.7 years	11,432	(5,766)	5,666
Total		$105,949	$(38,670)	$67,279

Amortization expense, included in general and administrative expense, approximated $3.3 million and $2.4 million for the three month period ended June 30, 2011 and 2010, respectively, and $6.8 million and $4.9 million for the six month period ended June 30, 2011 and 2010, respectively.  Amortization expense is estimated to approximate $13.2 million, $12.1 million, $11.5 million, $10.6 million and $9.7 million for fiscal years 2011 through 2015, respectively, and $16.9 million thereafter through the duration of the amortization period.

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

As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has initiated litigation against several companies for infringing its patents relating to Internet fax and other messaging technologies, including Open Text Corporation and its Captaris business (“Open Text”), EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

Open Text and EasyLink have each filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of j2 Global’s patents. Open Text also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200. Open Text is seeking dismissal of j2 Global’s patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. These cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in the cases is underway. The Court completed Part One of a Markman hearing in these cases on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text filed a motion for reconsideration of certain portions of the Markman Order, which motion the Court denied in July 2011. Part Two of the Markman Hearing took place on July 29, 2011 and the Court has yet to issue a related Markman Order. Trial is currently scheduled to begin on May 12, 2012.

On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. RingCentral has not yet responded to the complaint and discovery has not yet commenced.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of j2 Global’s patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company’s patents. Also on March 3, 2010, j2 Global moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted the Company’s motion, transferring the case to the Central District of California. The case is currently in discovery.

On September 15, 2006, one of the Company’s affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global’s motion to stay the case pending the conclusion of the Company’s appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed its motion to dismiss IGC’s amended counterclaims. The Company’s motion was heard on February 15, 2011. Subsequently, the case was transferred to a new judge, who conducted a second hearing on the motion and has yet to issue a decision.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one. On February 11, 2008, j2 Global filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. j2 Global filed its response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of the Company’s positions. Bear Creek's reply brief was filed July 19, 2010, and the Company is awaiting a decision on Bear Creek’s appeal. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

In December 2008, AGV Sports Group, Inc. and other co-plantiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s newly acquired subsidiary Protus IP Solutions, Inc. (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV seeks judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA, and $500 for each violation of the MD-TCPA. Protus filed a successful motion to dismiss for lack of personal jurisdiction on behalf of its three employees named as individual defendants. The case has been settled with two of the plaintiffs representing approximately half of the faxes at issue in the case and their claims have been dismissed with prejudice. Discovery in the remainder of the case is nearing completion, with trial currently scheduled for October 2011.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery has not yet commenced.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 and 7,804,823. Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. j2 Global filed a responsive pleading in this matter in May 2011. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. Discovery has commenced and is ongoing.

On May 10, 2011, Klausner Technologies, Inc. (“Klausner”) filed suit against 24 defendants, including j2 Global, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Numbers 5,572,576 and 5,283,818. Klausner is seeking a permanent injunction against continued infringement, compensatory damages, attorneys’ fees, interest and costs. Discovery has not yet commenced.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended June 30, 2011, the effective tax rate was 25.4%. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $22.5 million and $66.7 million for the six months ended June 30, 2011 and 2010, respectively, and income (loss) from foreign operations of $38.5 million and ($15.1) million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had $27.7 million and $37.9 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was primarily the result of expiration of statutues of limitations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes was $4.2 million for the six months ended June 30, 2011.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $1.5 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company received notice during the second quarter 2011 from the IRS that the 2009 tax year is under audit.  In addition, the Company received verbal notice from the Canada Revenue Agency (“CRA”) regarding value added sales taxes for tax years 2009 through 2011.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various states for non-income related taxes.

9.	Stockholders’ Equity

Common Stock Repurchase Program

In May 2010, j2 Global’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012. On May 4, 2010, the Company entered into a Rule 10b5-1 trading plan to facilitate the repurchase program. During the year ended December 31, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.  No shares were repurchased by the Company under the repurchase program during the six months ended June 30, 2011.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2011, the Company purchased 5,378 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

10.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2011, 2,289,634 shares underlying options and 46,090 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2011, 1,205,290 shares underlying options and 722,843 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	3,794,394	$14.40
Granted	130,819	29.01
Exercised	(402,349)	13.96
Canceled	(27,940)	22.58
Outstanding at June 30, 2011	3,494,924	14.94	4.4	$48,047,545
Exercisable at June 30, 2011	2,529,964	12.05	3.0	$41,966,263
Vested and expected to vest at June 30, 2011	3,333,149	$14.55	4.2	$47,109,207

For the six months ended June 30, 2011, j2 Global granted 130,819 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2011 and 2010 were $13.23 and $10.92, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2011 and 2010 were $6.2 million and $9.8 million, respectively.

As of June 30, 2011 and December 31, 2010, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $11.7 million and $12.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the six months ended June 30, 2011 is based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 14.64% and 13.84% as of June 30, 2011 and 2010, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.39%	2.67%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	42%	45%
Weighted-average volatility	42%	45%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company recognized $1.0 million and $1.9 million of compensation expense in the three and six months ended June 30, 2011, respectively, related to restricted stock and restricted stock units. As of June 30, 2011, and December 31, 2010, the Company had unrecognized share-based compensation cost of approximately $12.6 million and $12.0 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 2.9 years for awards and 4.0 years for units.

Restricted stock award activity for the six months ended June 30, 2011 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	816,670	$19.59
Granted	95,712	28.85
Vested	(139,524)	19.91
Canceled	(22,425)	17.19
Nonvested at June 30, 2011	750,433	$20.79

Restricted stock unit award activity for the six months ended June 30, 2011 is set forth below:
		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	17,500	$23.59
Granted	2,000	29.21
Vested	(1,000)	20.72
Canceled	—	—
Nonvested at June 30, 2011	18,500	$23.75

 Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$246	$330	$490	$659
Operating expenses:
Sales and marketing	351	505	699	996
Research, development and engineering	110	221	257	441
General and administrative	1,524	1,993	2,990	3,894
Total	$2,231	$3,049	$4,436	$5,990

 Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2011 and 2010, 2,840 and 2,767 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $77,000 and $58,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, 1,653,793 shares were available under the Purchase Plan for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator for basic and diluted net earnings per common share:
Net earnings	$28,514	$18,710	$59,449	$36,346

Denominator:
Weighted-average outstanding shares of common stock	45,399,940	44,493,676	45,247,381	44,372,770
Dilutive effect of:
Dilutive effect of equity incentive plans	1,323,852	1,314,497	1,416,485	1,278,877
Common stock and common stock equivalents	46,723,792	45,808,173	46,663,866	45,651,647

Net earnings per share:
Basic	$0.63	$0.42	$1.31	$0.82
Diluted	$0.61	$0.41	$1.27	$0.80

For the six months ended June 30, 2011 and 2010, there were 396,316 and 753,920 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Earnings	$28,514	$18,710	$59,449	$36,346
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	248	(1,173)	1,450	(1,836)
Unrealized gain on available-for-sale investments, net of tax	22	318	50	412

Other Comprehensive Income, net of tax	270	(855)	1,500	(1,424)

Comprehensive Income	$28,784	$17,855	$60,949	$34,922

13.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, the United Kingdom and other international territories. Geographic information about the U.S. and international territories for the reporting periods is presented below. Such information attributes revenues based on the location of a customer’s DID for services using DIDs and a customer’s residence for other services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$53,247	$51,707	$97,603	$102,917
All other countries	32,429	9,604	61,457	18,674
	$85,676	$61,311	$159,060	$121,591

	June 30,	December 31,
	2011	2010
Long-lived assets:
United States	$35,231	$36,033
All other countries	46,666	45,078
Total	$81,897	$81,111

Revenues for the six months ended June 30, 2011 reflect a change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

14.	Subsequent Events

In July 2011, we purchased for cash the business of Data Haven Limited, an Ireland-based provider of online data backup services for businesses, and certain assets of the virtual PBX business of Buzz Networks Limited, a UK-based provider of voice services.  These acquisitions are designed to be accretive and to provide us additional online data backup and voice customers. The financial impact to j2 Global for these transactions is immaterial as of the date of the acquisition.

On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its shareholders. The first quarterly dividend of $0.20 per common share will be paid on September 19, 2011, to all shareholders of record as of the close of business on September 2, 2011.  Future dividends will be subject to Board approval.

 Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

O
Manage certain risks inherent to our business, such as costs associated with fraudulent activity, a system failure or security breach of our network, effectively maintaining and managing our billing systems, time and resources required to manage our legal proceedings or adhering to our internal controls and procedures;

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

We deliver many of our services in more than 4,600 cities in 49 countries across six continents. We provide these services through equipment we co-locate at various locations worldwide, telephone numbers (referred to herein as Direct Inward-Dial numbers or “DIDs”) obtained from third-party telecommunications providers and Internet bandwidth typically obtained from third-party co-location providers. Most of the DIDs we obtain for our services are “local” (as opposed to toll-free), which enables us to provide our paying subscribers DIDs with a geographic identity.

Our services make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate DIDs. Of the 13.3 million DIDs deployed as of June 30, 2011, over 1.9 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate DIDs. We operate in one reportable segment: cloud-based, value-added communication, messaging and data backup services.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology, expand our service offerings and acquire skilled personnel. Since fiscal year 2000, we have completed 33 acquisitions in the cloud-based, value-added communication, messaging and data backup services industry.

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

The following table sets forth certain key operating metrics for the three and six months ended June 30, 2011 and 2010 (in thousands, except for percentages):

	June 30,
	2011	2010
Free service telephone numbers	11,293	10,636
Paying telephone numbers	1,961	1,335
Total active telephone numbers	13,253	11,971

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011 (1)	2010
Subscriber revenues:
Fixed	$69,222	$49,467	$126,697	$98,337
Variable	16,076	11,093	31,469	21,770
Total subscriber revenues	$85,298	$60,560	$158,166	$120,107

Percentage of total subscriber revenues:
Fixed	81.2%	81.7%	80.1%	81.9%
Variable	18.8%	18.3%	19.9%	18.1%

Revenues:
DID-based	$79,544	$58,201	$146,650	$115,636
Non-DID-based	6,132	3,110	12,410	5,955
Total revenues	$85,676	$61,311	$159,060	$121,591

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation), which reduced subscriber revenues for the six months ended June 30, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011. During the three months ended June 30, 2011, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2011

Revenues

Subscriber Revenues. Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues. Subscriber revenues were $85.3 million and $60.6 million for the three months ended June 30, 2011 and 2010, respectively, and $158.2 million and $120.1 million for the six months ended June 30, 2011 and 2010, respectively. This increase in subscriber revenues was due to an increase in our subscriber base offset by the impact of our change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 1 – Basis of Presentation) which reduced subscriber revenues for the six months ended June 30, 2011 by $10.3 million.  The increase in our subscriber base primarily resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, in each case net of cancellations.

Other Revenues. Other revenues were $0.4 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. Other revenues were $0.9 million and $1.5 million for the six month period ended June 30, 2011 and 2010, respectively. Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues resulted primarily from a reduction in patent related revenues due to the expiration of certain patents under license and reduced advertising activities.

Cost of Revenues

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. Cost of revenues was $15.2 million, or 18% of total revenues, and $10.4 million, or 17% of total revenues, for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, cost of revenues was $31.0 million, or 19% of total revenues, and $20.6 million, or 17% of total revenues, respectively.  The increase in cost of revenues for the three and six months ended June 30, 2011 was primarily due to an increase in costs associated with businesses acquired in fiscal 2010 that are not yet fully integrated into j2 Global.

Operating Expenses

Sales and Marketing. Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended June 30, 2011 and 2010 was $10.8 million and $8.1 million, respectively, and for the six months ended June 30, 2011 and 2010 was $22.4 million and $17.2 million, respectively. Total sales and marketing expenses for the three months ended June 30, 2011 and 2010 were $14.3 million, or 17% of total revenues, and $10.3 million, or 17% of total revenues, respectively. For the six months ended June 30, 2011 and 2010, sales and marketing expenses were $29.9 million, or 19% of total revenues, and $21.5 million, or 18% of total revenues, respectively.  The increase in sales and marketing expenses for the three months ended June 30, 2011 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for voice services for recently acquired brands and certain international locations and an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter.  The increase in sales and marketing expenses for the six months ended June 30, 2011 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for voice services for recently acquired brands and certain international locations and an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable period.

Research, Development and Engineering. Our research, development and engineering costs consist primarily of personnel-related expenses. Research, development and engineering costs were $3.8 million, or 4% of total revenues, and $2.9 million, or 5% of total revenues, for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, research, development and engineering costs were $8.6 million, or 5% of total revenues, and $5.8 million, or 5% of total revenues, respectively.The increase in research, development and engineering costs for the three months ended June 30, 2011 was primarily due to an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter.  The increase in research, development and engineering costs for the six months ended June 30, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable period.

General and Administrative. Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense and insurance costs. General and administrative costs were $14.4 million, or 17% of total revenues, and $11.8 million, or 19% of total revenues, for the three months ended June 30, 2011 and 2010, respectively  For the six months ended June 30, 2011 and 2010, general and administrative costs were $28.6 million, or 18% of total revenues, and $23.3 million, or 19% of total revenues, respectively.  The increase in general and administrative expense for the three months ended June 30, 2011 was primarily due to an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter, increased bad debts due to slower customer payments and amortization of intangible assets.  The increase in general and administrative expense for the six months ended June 30, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable quarter, increased bad debts due to slower customer payments and amortization of intangible assets.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$246	$330	$490	$659
Operating expenses:
Sales and marketing	351	505	699	996
Research, development and engineering	110	221	257	441
General and administrative	1,524	1,993	2,990	3,894
Total	$2,231	$3,049	$4,436	$5,990

Non-Operating Income and Expenses

Interest and Other Income (Expense), net. Our interest and other income (expense), net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income (expense), net was $0.3 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and ($28,000) and $1.3 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in interest and other income (expense), net was primarily due to reduced interest income as a result of the sale of interest-bearing securities to fund acquisitions.

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

Provision for income taxes amounted to $9.7 million and $8.3 million for the three months ended June 30, 2011 and 2010, respectively. Income tax expense for the six months ended June 30, 2011 and 2010 was $1.5 million and $15.3 million, respectively.  Our effective tax rate was 25.4% and 30.6% for the three months ended June 30, 2011 and 2010, respectively, and 2.5% and 29.6% for the six months ended June 30, 2011 and 2010, respectively. The decrease in our effective income tax rate was primarily attributable to the following:

1.	a reversal during the first quarter 2011 of approximately $14.1 million of uncertain income tax positions as a result of expiring of statutes of limitations;

2.	an increase during 2011 in foreign tax credits and our ability to offset such credits against Subpart F income;

3.	the use of the federal research and development tax credit in 2011, which was previously suspended as of June 30, 2010;

4.	an increase during 2011 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S., partially offset by:

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2011, we had cash and investments of $171.6 million compared to cash and investments of $87.0 million at December 31, 2010. The increase in cash and investments resulted primarily from cash provided by operations. At June 30, 2011, cash and investments consisted of cash and cash equivalents of $129.7 million, short-term investments of $21.2 million and long-term investments of $20.7 million. Our investments are comprised primarily of readily marketable corporate debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements.  Our long-term investments consist primarily of corporate and government debt securities.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to June 30, 2011.    We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2011, cash and investments held within foreign and domestic jurisdictions were $73.4 million and $98.2 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%, net of a credit for foreign taxes paid on such amounts.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $80.6 million and $47 million for the six months ended June 30, 2011 and 2010, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $1.5 million and $7.5 million at June 30, 2011 and December 31, 2010, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $151 million at June 30, 2011.

Net cash (used in) investing activities was approximately ($23.0) million and ($28.6) million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and property and equipment partially offset by the sale of available-for-sale investments.  For the six months ended June 30, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions partially offset by the maturity of certificates of deposit.

Net cash provided by (used in) financing activities was approximately $6.6 million and ($2.1) million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options and excess tax benefit from share-based compensation partially offset by repurchases of stock.  For the six months ended June 30, 2010, net cash used in financing activities was primarily attributable to the repurchases of stock partially offset by the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2011:

	Payments Due in
	(in thousands)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases (a)	$1,417	$2,544	$2,100	$2,069	$1,663	$6,910	$16,703
Telecom services and co-location facilities (b)	4,225	5,536	3,155	288	14	—	13,218
Computer software and related services (c)	1,166	321	67	—	—	—	1,554
Holdback payment (d)	1,433	447	186	—	—	—	2,066
Other (e)	227	258	107	—	—	—	592

Total	$8,468	$9,106	$5,615	$2,357	$1,677	$6,910	$34,133

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of June 30, 2011, our liability for uncertain tax positions was $27.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2011, we had investments in debt securities with effective maturities greater than one year of approximately $20.7 million. Such investments had a weighted average yield of approximately 0.9%. As of June 30, 2011 and December 31, 2010, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $129.7 million and $64.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of June 30, 2011, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

We are parties to the Credit Agreement with the Lender, as amended. If we were to borrow under the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

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

Foreign exchange gains and losses were not material to our earnings for the three and six months ended June 30, 2011, amounting to approximately $0.3 million and $1.9 million, respectively. As of June 30, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately ($0.6) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Unregistered Sales of Equity Securities

None.

(b)              Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan to facilitate the repurchase program. During the three months ended June 30, 2011, we did not repurchase any shares under the repurchase program.

The following table details the repurchases that were made under and outside the program during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2011 - April 30, 2011	848	$29.58	—	9,993,700
May 1, 2011 - May 31, 2011	—	$—	—	9,993,700
June 1, 2011 - June 30, 2011	4,530	$28.07	—	9,993,700
Total	5,378		—	9,993,700

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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: August 8, 2011	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ KATHLEEN M. GRIGGS
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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.