Form 10-Q
period 2011-09-30
J2 GLOBAL COMMUNICATIONS INC
filed 2011-11-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, the registrant had 47,439,521 shares of common stock outstanding.

j2 GLOBAL COMMUNICATIONS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$134,190	$64,752
Short-term investments	29,005	14,035
Accounts receivable, net of allowances of $3,527 and $2,588, respectively	17,723	17,423
Prepaid expenses and other current assets	16,145	15,196
Deferred income taxes	3,160	4,096
Total current assets	200,223	115,502

Long-term investments	30,635	8,175
Property and equipment, net	14,335	13,567
Tradenames, net	34,940	33,396
Patent and patent licenses, net	17,608	18,102
Customer relationships, net	37,538	36,674
Goodwill	279,007	281,848
Other purchased intangibles, net	10,283	11,782
Deferred income taxes	11,677	12,967
Other assets	659	610
Total assets	$636,905	$532,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$22,903	$25,112
Income taxes payable	2,343	1,798
Deferred revenue	27,275	16,938
Liability for uncertain tax positions	297	13,471
Deferred income taxes	680	573
Total current liabilities	53,498	57,892

Liability for uncertain tax positions	27,897	24,391
Deferred income taxes	20,042	15,293
Other long-term liabilities	3,072	3,302
Total liabilities	104,509	100,878

Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2011 and December 31, 2010; total issued 55,348,571 and 53,700,629 shares at September 30, 2011 and December 31, 2010, respectively; and total outstanding 46,668,003 and 45,020,061 shares at September 30, 2011 and December 31, 2010, respectively	553	537
Additional paid-in capital	194,649	164,769
Treasury stock, at cost (8,680,568 shares at September 30, 2011 and December 31, 2010)	(112,671)	(112,671)
Retained earnings	452,489	381,145
Accumulated other comprehensive loss	(2,624)	(2,035)
Total stockholders’ equity	532,396	431,745
Total liabilities and stockholders’ equity	$636,905	$532,623

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Subscriber	$85,622	$62,066	$243,788	$182,173
Other	405	712	1,299	2,196
	86,027	62,778	245,087	184,369
Cost of revenues (including share-based compensation of $246 and $736 for the three and nine months of 2011, respectively, and $304 and $963 for the three and nine months of 2010, respectively)	15,002	10,732	45,952	31,378
Gross profit	71,025	52,046	199,135	152,991
Operating expenses:
Sales and marketing (including share-based compensation of $350 and $1,049 for the three and nine months of 2011, respectively, and $464 and $1,460 for the three and nine months of 2010, respectively)	15,073	10,878	44,929	32,327
Research, development and engineering (including share-based compensation of $110 and $367 for the three and nine months of 2011, respectively, and $204 and $645 for the three and nine months of 2010, respectively)	4,105	3,008	12,714	8,810
General and administrative (including share-based compensation of $1,542 and $4,532 for the three and nine months of 2011, respectively, and $1,805 and $5,699 for the three and nine months of 2010, respectively)	15,403	10,921	44,037	34,263

Total operating expenses	34,581	24,807	101,680	75,400

Operating earnings	36,444	27,239	97,455	77,591

Interest and other income (expense), net	290	491	262	1,750
Earnings before income taxes	36,734	27,730	97,717	79,341
Income tax expense	11,236	7,896	12,770	23,161
Net earnings	$25,498	$19,834	$84,947	$56,180

Net earnings per common share:
Basic	$0.55	$0.44	$1.84	$1.26
Diluted	$0.54	$0.43	$1.81	$1.23
Weighted average shares outstanding:
Basic	45,993,328	44,716,366	45,498,763	44,488,561
Diluted	46,455,584	45,939,172	46,108,890	45,738,389

Cash dividends paid per common share	$0.20		$0.20

See Notes to Condensed Consolidated Financial Statements

j2 Global Communications, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$84,947	$56,180
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,892	10,973
Amortization of discount or premium of investments	600	670
Share-based compensation	6,672	8,767
Excess tax benefits from share-based compensation	(13,246)	(164)
Provision for doubtful accounts	4,963	1,542
Deferred income taxes	5,394	(815)
Decrease (increase) in:
Accounts receivable	(7,074)	(1,354)
Prepaid expenses and other current assets	3,811	1,097
Other assets	153	(262)
(Decrease) increase in:
Accounts payable and accrued expenses	(1,112)	2,350
Income taxes payable	8,885	(11,426)
Deferred revenue	9,723	(422)
Liability for uncertain tax positions	(9,668)	6,339
Other	293	677
Net cash provided by operating activities	109,233	74,152

Cash flows from investing activities:
Maturity of certificates of deposits	—	31,653
Purchase of certificate of deposit	(8,000)	—
Redemptions/sales of available-for-sale investments	20,127	9,019
Purchase of available-for-sale investments	(50,192)	(52,921)
Purchases of property and equipment	(5,075)	(1,273)
Proceeds from sale of assets	4	—
Acquisition of businesses, net of cash received	(3,244)	(36,546)
Purchases of intangible assets	(2,616)	(6,953)
Net cash (used in) investing activities	(48,996)	(57,021)

Cash flows from financing activities:
Repurchases of common stock and restricted stock	(1,273)	(4,175)
Issuance of common stock under employee stock purchase plan	110	85
Exercise of stock options	7,001	2,349
Dividends paid	(9,463)	—
Excess tax benefits from share-based compensation	13,246	164
Net cash provided by (used in) financing activities	9,621	(1,577)

Effect of exchange rate changes on cash and cash equivalents	(420)	(265)

Net increase in cash and cash equivalents	69,438	15,289
Cash and cash equivalents at beginning of period	64,752	197,411
Cash and cash equivalents at end of period	$134,190	$212,700

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the first quarter of 2011, the Company made a change in estimate regarding the remaining service obligations to its annual eFax® subscribers.  As a result of system upgrades, the Company is now basing the estimate on the actual remaining service obligations to these customers.  Due to this change, the Company recorded a one-time, non-cash increase to deferred revenues of $10.3 million with an equal offset to revenues.  This change in estimate reduced net income by approximately $7.6 million, net of tax, and reduced basic and diluted earnings per share for the nine months ended September 30, 2011 by $0.17 and $0.16, respectively.

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

As of September 30, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximated fair value due to the short-term nature of such instruments. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held by Irish banks are fully insured through December 31, 2011; however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States, however, the Company does have accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, Poland and the United Kingdom.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the following areas, among others: (i) calculation of tax credits, benefits and deductions; (ii) calculation of tax assets and liabilities arising from differences in the timing of recognition of revenue and expense for tax and financial statement purposes; and (iii) interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in the current or a subsequent period.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The adoption of this guidance did not have a significant impact on the Company's consolidated financial position or results of operations.

3.	Business Acquisition

In July 2011, we purchased for cash Data Haven Limited, an Ireland-based provider of online data backup services for businesses, and certain assets of the virtual PBX business of Buzz Networks Limited, a UK-based provider of voice services.

These acquisitions are designed to be accretive and to provide the Company additional online data backup and voice customers. The financial impact to j2 Global for these transactions is immaterial as of the date of the acquisition.  The condensed consolidated statement of operations and balance sheet as of September 30, 2011 reflect the results of operations of these acquisitions.  Total consideration for these transactions was $3.4 million, net of cash acquired.

The initial accounting for the acquisition of Venali, Inc. was completed during the fourth quarter 2010; however, this accounting is subject to change during the measurement period. Based upon an income tax position taken by the seller during the third quarter 2011 for a tax deduction prior to the acquisition in connection with certain acquired liabilities, the Company recorded an adjustment to the purchase price allocation of Venali, Inc. for the finalization of certain tax benefits on these acquired liabilities that were greater than previously estimated.  The Company has recorded an increase in deferred tax assets of approximately $0.6 million with a corresponding decrease to goodwill.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2011	December 31, 2010
Due within 1 year	$21,003	$14,029
Due within more than 1 year but less than 5 years	27,834	7,383
Due within more than 5 years but less than 10 years	598	—
Due 10 years or after	2,203	792
Total	$51,638	$22,204

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	September 30, 2011	December 31, 2010
Trading	$2	$6
Available-for-sale	51,638	22,204
Total	$51,640	$22,210

The following table summarizes the gross unrealized gains and losses and fair values for investments as of September 30, 2011 and December 31, 2010 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011
Debt Securities	$51,214	$424	$—	$51,638

December 31, 2010
Debt Securities	$21,882	$322	$—	$22,204

At September 30, 2011, corporate and auction rate debt securities were recorded as available-for-sale. The corporate debt securities have a fixed interest rate. Certain of the auction rate debt securities are illiquid due to failed auctions or conversion following failed auctions into other illiquid instruments. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to September 30, 2011. At September 30, 2011, the Company’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of September 30, 2011 and December 31, 2010 were not material to the financial statements.

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

j2 Global complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Fair Value

Cash	$134,190	$—	$—	$134,190
Equity securities	2	—	—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	5,563	—	—	5,563
Debt securities issued by states of the United States and political subdivisions of the states	14,027	—	—	14,027
Debt securities issued by foreign governments	3,552	—	—	3,552
Corporate debt securities	27,898	—	—	27,898
Auction rate securities	—	—	598	598
Total	$185,232	$—	$598	$185,830

December 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash	$64,752	$—	$—	$64,752
Equity securities	6	—	—	6
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,603	—	—	6,603
Debt securities issued by foreign governments	2,865	—	—	2,865
Corporate debt securities	12,240	—	—	12,240
Auction rate securities	—	—	496	496
Total	$86,466	$—	$496	$86,962

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2011 (in thousands):

	Level 3 Financial Assets
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Beginning Balance	$538	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	60	102
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30, 2011	$598	$598

Total losses for the period included in earnings relating to assets still held at September 30, 2011	$—	$—

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of January 1, 2011	$281,848
Goodwill acquired	2,311
Purchase Accounting Adjustments	(5,156)
Foreign Exchange Translation	4
Balance as of September 30, 2011	$279,007

Intangible assets are summarized as of September 30, 2011 as follows (in thousands):

Intangible assets with indefinite lives:

Tradename	$29,653
Other	5,196
Total	$34,849

Intangible assets subject to amortization:

	Weighted-Average Amortization	Historical	Accumulated
	Period	Cost	Amortization	Net
Tradenames	13.7 years	$9,188	$(3,901)	$5,287
Patent and patent licenses	8.4 years	37,451	(19,843)	17,608
Customer relationships	6.7 years	49,317	(11,780)	37,537
Other purchased intangibles	4.7 years	11,424	(6,336)	5,088
Total		$107,380	$(41,860)	$65,520

Amortization expense, included in general and administrative expense, approximated $3.4 million and $1.7 million for the three month period ended September 30, 2011 and 2010, respectively, and $10.1 million and $6.6 million for the nine month period ended September 30, 2011 and 2010, respectively.  Amortization expense is estimated to approximate $13.3 million, $12.3 million, $11.7 million, $10.8 million and $10.0 million for fiscal years 2011 through 2015, respectively, and $17.4 million thereafter through the duration of the amortization period.

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

Open Text and EasyLink have each filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of j2 Global’s patents. Open Text also asserted counterclaims purporting to allege antitrust violations of Section 2 of the Sherman Act and California’s Business and Professions Code §§ 16720 and 17200, but on September 14, 2011, Open Text dismissed its antitrust counterclaims. Open Text is seeking dismissal of j2 Global’s patent infringement claims, damages, including treble and punitive damages, injunctions against further violations and attorneys’ fees and costs. These cases are being litigated in the United States District Court for the Central District of California before the same judge, who has indicated that the cases will be handled in a coordinated fashion. Discovery in the cases is underway. The Court completed Part One of a Markman hearing in these cases on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text filed a motion for reconsideration of certain portions of the Markman Order, which motion the Court denied in July 2011. The Court completed Part Two of the Markman Hearing on July 29, 2011 and issued a related Markman Order on October 20, 2011, in which the Court adopted j2 Global’s proposed construction of every disputed claim term of U.S. Patent Nos. 6,597,688 and 7,020,132. Trial is currently scheduled to begin on May 1, 2012.

On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,699 and unfair competition in violation of California’s Business & Professions Code § 17200 et. seq.; and seeking declaratory judgment of non-infringement and invalidity and requesting damages, injunctive relief, interest and attorneys’ fees and costs. .

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

On September 15, 2006, one of the Company’s affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global’s motion to stay the case pending the conclusion of the Company’s appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed its motion to dismiss IGC’s amended counterclaims. The Company’s motion was heard on February 15, 2011. Subsequently, the case was transferred to a new judge, who conducted a second hearing on the motion.  The court ruled on the motion on September 2, dismissing IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one. On February 11, 2008, j2 Global filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On June 16, 2009, the USPTO issued a right to appeal the Examiner’s rejection. Bear Creek filed its appeal on September 16, 2009. j2 Global filed its response to Bear Creek’s appeal on October 14, 2009. The Examiner provided an answer on June 18, 2010, agreeing with the great majority of the Company’s positions. Bear Creek's reply brief was filed July 19, 2010. The USPTO affirmed the Examiner’s original rejection of the reexamined claims on September 29, 2011. On September 10, 2009, the Court “Administratively Closed” the case pending resolution of the reexamination proceeding.

In December 2008, AGV Sports Group, Inc. and other co-plaintiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s newly acquired subsidiary Protus IP Solutions, Inc. (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV seeks judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA and $500 for each violation of the MD-TCPA. Protus filed a successful motion to dismiss for lack of personal jurisdiction on behalf of its three employees named as individual defendants. The case has been settled with two of the plaintiffs, representing approximately half of the faxes at issue in the case, and their claims have been dismissed with prejudice. Discovery in the case has closed, except with respect to certain information that was the subject of a motion to compel by Protus. Trial is currently scheduled for January 2012.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery has not yet commenced.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “’640 patent”) and 7,804,823 (the “’823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. j2 Global filed a responsive pleading in this matter in May 2011. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the Examiner granted j2 Global’s reexamination request with respect to the ‘823 patent, then on September 9, closed the prosecution and affirmed all the claims in the patent. j2 Global intends to appeal this decision with the Board of Patent Appeals and Interferences. On October 1, 2011, the USPTO granted the reexamination request with respect to the ‘640 patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the ‘640 reexamination proceeding is pending. Discovery has commenced and is ongoing.

On May 10, 2011, Klausner Technologies, Inc. (“Klausner”) filed suit against 24 defendants, including j2 Global, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Numbers 5,572,576 and 5,283,818. Klausner is seeking a permanent injunction against continued infringement, compensatory damages, attorneys’ fees, interest and costs. j2 Global filed an answer to the complaint on September 2, 2011. Discovery has not yet commenced.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended September 30, 2011, the effective tax rate was 30.6% which includes certain return to provision adjustments offset by a reversal of uncertain income tax positions as a result of expiring statutes of limitations.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $47.2 million and $82.5 million for the nine months ended September 30, 2011 and 2010, respectively, and income (loss) from foreign operations of $50.5 million and ($3.2) million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had $28.2 million and $37.9 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions was primarily the result of expiration of statutes of limitations. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes was $8.1 million for the nine months ended September 30, 2011.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $12.3 million and $7.5 million at September 30, 2011 and December 31, 2010, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax year 2009 and has received verbal notice from the Canada Revenue Agency (“CRA”) regarding an audit of value added sales taxes for tax years 2009 through 2011.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various states for non-income related taxes.

9.	Stockholders’ Equity

Common Stock Repurchase Program

In May 2010, j2 Global’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012. On May 4, 2010, the Company entered into a Rule 10b5-1 trading plan to facilitate the repurchase program. During the year ended December 31, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.  No shares were repurchased by the Company under the repurchase program during the nine months ended September 30, 2011.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2011, the Company purchased 249,179 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  On November 2, 2011, the Company announced that its Board of Directors had approved the declaration of a quarterly cash dividends to its stockholders of $0.205 per share of common stock payable on November 28, 2011 to all stockholders of record as of the close of business on November 14, 2011.  Future dividends will be subject to Board approval.

10.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2011, 1,017,852 shares underlying options and 33,840 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2011, 1,084,271 shares underlying options and 715,843 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	3,794,394	$14.40
Granted	130,819	29.01
Exercised	(1,781,950)	8.04
Canceled	(41,140)	24.69
Outstanding at September 30, 2011	2,102,123	20.50	5.8	$15,655,942
Exercisable at September 30, 2011	1,179,263	19.23	4.3	$10,587,334
Vested and expected to vest at September 30, 2011	1,959,636	$20.34	5.6	$14,970,305

For the nine months ended September 30, 2011, j2 Global granted 130,819 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2011 and 2010 were $13.12 and $10.94, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2011 and 2010 were $38.9 million and $10.0 million, respectively.

As of September 30, 2011 and December 31, 2010, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $10.2 million and $12.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.6 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the nine months ended September 30, 2011 is based on historical volatility of the Company’s common stock. The Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock.  For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  No awards were granted subsequent to August 1, 2011; accordingly, the assumptions below in determining the fair values of stock options include a dividend yield of 0%. Estimated forfeiture rates were 14.82% and 14.19% as of September 30, 2011 and 2010, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	2.39%	2.65%
Expected term (in years)	6.5	6.5
Dividend yield	0%	0%
Expected volatility	42%	44%
Weighted-average volatility	42%	45%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company recognized $1.0 million and $2.8 million of compensation expense in the three and nine months ended September 30, 2011, respectively, related to restricted stock and restricted stock units. As of September 30, 2011 and December 31, 2010, the Company had unrecognized share-based compensation cost of approximately $11.5 million and $12.0 million, respectively, associated with these shares and units. This cost is expected to be recognized over a weighted-average period of 2.7 years for awards and 3.8 years for units.

Restricted stock award activity for the nine months ended September 30, 2011 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	816,670	$19.59
Granted	95,712	28.85
Vested	(152,524)	20.94
Canceled	(28,675)	17.61
Nonvested at September 30, 2011	731,183	$20.60

Restricted stock unit award activity for the nine months ended September 30, 2011 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	17,500	$23.59
Granted	2,000	29.21
Vested	(1,000)	20.72
Canceled	—	—
Nonvested at September 30, 2011	18,500	$23.75

  Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$246	$304	$736	$963
Operating expenses:
Sales and marketing	350	464	1,049	1,460
Research, development and engineering	110	204	367	645
General and administrative	1,542	1,805	4,532	5,699
Total	$2,248	$2,777	$6,684	$8,767

  Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2011 and 2010, 4,127 and 3,937 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $110,000 and $85,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, 1,652,506 shares were available under the Purchase Plan for future issuance.

11.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator for basic and diluted net earnings per common share:
Net earnings	$25,498	$19,834	$84,947	$56,180
Net earnings available to participating securities (a)	(392)	—	(1,414)	—
Net earnings available to common shareholders	25,106	19,834	83,533	56,180

Denominator:
Weighted-average outstanding shares of common stock	45,993,328	44,716,366	45,498,763	44,488,561
Dilutive effect of:
Dilutive effect of equity incentive plans	462,256	1,222,806	610,127	1,249,828
Common stock and common stock equivalents	46,455,584	45,939,172	46,108,890	45,738,389

Net earnings per share:
Basic	$0.55	$0.44	$1.84	$1.26
Diluted	$0.54	$0.43	$1.81	$1.23

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and nine months ended September 30, 2011 and 2010, there were 400,352 and 709,067 options outstanding, respectively, and 404,973 and 709,930 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Comprehensive Income

The components of comprehensive income were net earnings and accumulated other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Earnings	$25,498	$19,834	$84,947	$56,180
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	(1,864)	1,624	(417)	(222)
Unrealized (loss) gain on available-for-sale investments, net of tax	(73)	629	(23)	1,043

Other comprehensive (loss) income, net of tax	(1,936)	2,253	(440)	821

Comprehensive Income	$23,562	$22,087	$84,507	$57,001

13.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other international territories. Geographic information about the U.S. and international territories for the reporting periods is presented below. Such information attributes revenues based on the tax juristiction applicable to the operation generating the revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$52,891	$52,241	$150,493	$155,158
All other countries	33,136	10,537	94,593	29,211
	$86,027	$62,778	$245,087	$184,369

	September 30,	December 31,
	2011	2010
Long-lived assets:
United States	$34,766	$36,033
All other countries	45,088	45,078
Total	$79,854	$81,111

Revenues for the nine months ended September 30, 2011 reflect a change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

14.	Subsequent Events

In October 2011, we purchased for cash the online backup business of C Infinity, an Ireland-based provider of online data backup and hosting services for businesses.  This acquisition is designed to be accretive and to provide us additional online data backup customers. The financial impact to j2 Global for this transactions is immaterial as of the date of the acquisition.

On November 2, 2011, the Company announced that its Board of Directors had approved the declaration of a quarterly cash dividend to its shareholders. The dividend of $0.205 per common share will be paid on November 28, 2011 to all shareholders of record as of the close of business on November 14, 2011.  Future dividends will be subject to Board approval.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

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

O	Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or income, sales or other tax liabilities;

O O	Accurately estimate the assumptions underlying our effective worldwide tax rate; Continue to pay a comparable cash dividend on a quarterly basis;

O	Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;

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

Our services make our customers more efficient, more mobile, more cost-effective and more secure than traditional alternatives. We generate substantially all of our revenues from subscribers that pay subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate DIDs. Of the 13.3 million DIDs deployed as of September 30, 2011, over 1.9 million were serving paying subscribers, with the balance deployed to free subscribers, including those with premium rate DIDs. We operate in one reportable segment: cloud-based, value-added communication, messaging and data backup services.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology, expand our service offerings and acquire skilled personnel. Since fiscal year 2000, we have completed 34 acquisitions in the cloud-based, value-added communication, messaging and data backup services industry.

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

The following table sets forth certain key operating metrics for the three and nine months ended September 30, 2011 and 2010 (in thousands, except for percentages):

	September 30,
	2011	2010
Free service telephone numbers	11,327	11,078
Paying telephone numbers	1,994	1,411
Total active telephone numbers	13,321	12,489

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011 (1)	2010
Subscriber revenues:
Fixed	$70,365	$50,270	$197,061	$148,606
Variable	15,258	11,796	46,727	33,567
Total subscriber revenues	$85,622	$62,066	$243,788	$182,173

Percentage of total subscriber revenues:
Fixed	82.2%	81.0%	80.8%	81.6%
Variable	17.8%	19.0%	19.2%	18.4%

Revenues:
DID-based	$79,856	$59,585	$226,506	$175,221
Non-DID-based	6,171	3,193	18,581	9,148
Total revenues	$86,027	$62,778	$245,087	$184,369

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation), which reduced subscriber revenues for the nine months ended September 30, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011. During the three months ended September 30, 2011, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2011

Revenues

Subscriber Revenues.

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
Subscriber Revenues	$85,622	$62,066	38%	$243,788	$182,173	34%

Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues.  This increase in subscriber revenues was due to an increase in our subscriber base offset by the impact of our change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 1 – Basis of Presentation) which reduced subscriber revenues for the nine months ended September 30, 2011 by $10.3 million.  The increase in our subscriber base primarily resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites, free-to-paid subscriber upgrades, small to mid-sized corporate and enterprise sales, direct large enterprise and government sales, direct marketing costs for acquisition of paying subscribers and international sales, in each case net of cancellations.

Other Revenues.

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
Other Revenues	$405	$712	(43)%	$1,299	$2,196	(41)%

Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues for the three and nine months ended September 30, 2011 resulted primarily from reduced advertising activities and a reduction in patent related revenues due to the expiration of certain patents under license.

Cost of Revenues

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
Cost of revenue	$15,002	$10,732	41%	$45,952	$31,378	46%
As a percent of revenue	17%	17%	-%	19%	17%	2%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2011 was primarily due to an increase in costs associated with businesses acquired in fiscal 2010 and 2011 that for at least some portion of the first nine months of fiscal 2011 were not yet fully integrated into j2 Global.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
Sales and Marketing	$15,073	$10,878	39%	$44,929	$32,327	39%
As a percent of revenue	18%	17%	1%	18%	18%	-%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which causes sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended September 30, 2011 and 2010 was $11.8 million and $8.7 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $34.2 million and $25.9 million, respectively.  The increase in sales and marketing expenses for the three months ended September 30, 2011 was primarily due to increased marketing worldwide for recently acquired brands and certain international locations and an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter.  The increase in sales and marketing expenses for the nine months ended September 30, 2011 was primarily due to increased marketing worldwide for recently acquired brands and certain international locations and an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable period.

Research, Development and Engineering.

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
Research, Development and Engineering	$4,105	$3,008	36%	$12,714	$8,810	44%
As a percent of revenue	5%	5%	-%	5%	5%	-%

Our research, development and engineering costs consist primarily of personnel-related expenses.  The increase in research, development and engineering costs for the three months ended September 30, 2011 was primarily due to an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter.  The increase in research, development and engineering costs for the nine months ended September 30, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable period.

General and Administrative.

(in thousands, except percentages)	Three months ended September 30,		Percentage Change	Nine months ended September 30,		Percentage Change
	2011	2010		2011	2010
General and Administrative	$15,403	$10,921	41%	$44,037	$34,263	29%
As a percent of revenue	18%	17%	1%	18%	19%	(1)%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended September 30, 2011 was primarily due to an increase in personnel associated with businesses acquired subsequent to the prior comparable quarter, increased bad debt, increased professional fees and amortization of intangible assets relating to acquisitions closed during 2010 and 2011.  The increase in general and administrative expense for the nine months ended September 30, 2011 was primarily due to an increase in personnel and severance costs associated with businesses acquired subsequent to the prior comparable quarter, increased bad debt, increased professional fees and amortization of intangible assets relating to acquisitions closed during 2010 and 2011.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$246	$304	$736	$963
Operating expenses:
Sales and marketing	350	464	1,049	1,460
Research, development and engineering	110	204	367	645
General and administrative	1,542	1,805	4,532	5,699
Total	$2,248	$2,777	$6,684	$8,767

Non-Operating Income and Expenses

Interest and Other Income (Expense), net . Our interest and other income (expense), net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income (expense), net was $0.3 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest and other income (expense), net was primarily due to reduced interest income as a result of the sale of interest-bearing securities to fund acquisitions.

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

Provision for income taxes amounted to $11.2 million and $7.9 million for the three months ended September 30, 2011 and 2010, respectively. Income tax expense for the nine months ended September 30, 2011 and 2010 was $12.8 million and $23.2 million, respectively.  Our effective tax rate was 30.6% and 28.5% for the three months ended September 30, 2011 and 2010, respectively, and 13.1% and 29.2% for the nine months ended September 30, 2011 and 2010, respectively. The increase in our effective income tax rate for the three months ended September 30, 2011 was primarily attributable to return to provision adjustments offset by a reversal of uncertain income tax positions as a result of expiring statutes of limitations.  The decrease in our effective income tax rate for the nine months ended September 30, 2011 was primarily attributable to the following:

1.
a reversal during the first quarter 2011 of approximately $14.1 million and the third quarter 2011 of approximately $1.1 million of uncertain income tax positions as a result of expiring statutes of limitations, offset by return to provision adjustments in the third quarter of 2011;

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2011, we had cash and investments of $193.8 million compared to cash and investments of $87.0 million at December 31, 2010. The increase in cash and investments resulted primarily from cash provided by operations. At September 30, 2011, cash and investments consisted of cash and cash equivalents of $134.2 million, short-term investments of $29.0 million and long-term investments of $30.6 million. Our investments are comprised primarily of readily marketable corporate debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements.  Our long-term investments consist primarily of corporate and government debt securities.  There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to September 30, 2011.    We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2011, cash and investments held within foreign and domestic jurisdictions were $73.4 million and $120.4 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%, net of a credit for foreign taxes paid on such amounts.

On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  On November 2, 2011, the Company announced that its Board of Directors had approved the declaration of a quarterly cash dividend to its stockholders. The dividend of $0.205 per share of common stock will be paid on November 28, 2011 to all stockholders of record as of the close of business on November 14, 2011.  Future dividends are subject to Board approval and certain restrictions within the Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”).

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $109.2 million and $74.2 million for the nine months ended September 30, 2011 and 2010, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by excess tax benefit from share-based compensation, cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $12.3 million and $7.5 million at September 30, 2011 and December 31, 2010, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $163.2 million at September 30, 2011.

Net cash (used in) investing activities was approximately ($49.0) million and ($57.0) million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, purchase of certificates of deposit and property and equipment partially offset by the sale of available-for-sale investments.  For the nine months ended September 30, 2010, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and business acquisitions partially offset by the maturity of certificates of deposit and sale of available-for-sale investments.

Net cash provided by (used in) financing activities was approximately $9.6 million and ($1.6) million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, net cash provided by financing activities was primarily attributable to excess tax benefit from share-based compensation and the exercise of options partially offset by dividends paid and repurchases of stock.  For the nine months ended September 30, 2010, net cash used in financing activities was primarily attributable to the repurchases of stock partially offset by the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2011:

	Payments Due in
	(in thousands)
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total

Operating leases (a)	$668	$2,493	$2,153	$2,124	$1,735	$6,897	$16,070
Telecom services and co-location facilities (b)	3,101	5,443	2,719	216	16	—	11,495
Computer software and related services (c)	1,362	345	92	—	—	—	1,799
Holdback payment (d)	365	705	216	—	—	—	1,286
Other (e)	321	567	107	—	—	—	995

Total	$5,817	$9,553	$5,287	$2,340	$1,751	$6,897	$31,645
________________________

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.
(b)	These amounts represent service commitments to various telecommunication providers.
(c)	These amounts represent software license commitments.
(d)	These amounts represent the holdback amounts in connection with certain business acquisitions.
(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of September 30, 2011, our liability for uncertain tax positions was $28.2 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender. We have not drawn down any amounts under the Credit Agreement. See Note 8 - Commitments and Contingencies within our Annual Report on Form 10-K for the year ended December 31, 2010 for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2011, we had investments in debt securities with effective maturities greater than one year of approximately $30.6 million. Such investments had a weighted average yield of approximately 1.0%. As of September 30, 2011 and December 31, 2010, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $134.2 million and $64.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of September 30, 2011, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and losses were not material to our earnings for the three and nine months ended September 30, 2011, amounting to approximately $0.1 million and ($0.1) million, respectively. As of September 30, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately ($0.6) million.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except as discussed below:

We may not continue to issue quarterly dividends or we could decrease the amount of any future dividends.  On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to its stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  Future dividends are subject to Board approval and certain restrictions within the Credit Agreement with Union Bank, N.A..  We cannot assure that the Company will continue to pay a dividend in the future or the amount of any future dividends.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Unregistered Sales of Equity Securities

None.

(b)              Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012. On May 4, 2010, we entered into a Rule 10b5-1 trading plan to facilitate the repurchase program. During the three months ended September 30, 2011, we did not repurchase any shares under the repurchase program.

The following table details the repurchases that were made under and outside the program during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2011 - July 31, 2011	—	$—	—	9,993,700
August 1, 2011 - August 31, 2011	249,179	$29.55	—	9,993,700
September 1, 2011 - September 30, 2011	—	$—	—	9,993,700
Total	249,179		—	9,993,700

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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global Communications, Inc.

Date: November 8, 2011	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ KATHLEEN M. GRIGGS
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

101
The following financial information from j2 Global Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.