Form 10-K
period 2011-12-31
J2 GLOBAL, INC.
filed 2012-02-28
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25965

j2 GLOBAL, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $737,410,143. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2012, the registrant had 48,220,297 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 10, 2012 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 71 pages with the Index to Exhibits located on page 63.

PART I

Item 1.      Business

j2 Global, Inc. (formerly named j2 Global Communications, Inc.) (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation and was founded in 1995. We provide cloud services to businesses of all sizes, from individuals to enterprises. These services, which we provide through the Internet to our customers’ computers, mobile devices and telephones, deliver our customers increased sales and greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafeTM, LandslideCRMTM and Onebox®.

We generate substantially all of our revenues from customer subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers (direct inward-dial numbers or “DIDs”). As of December 31, 2011, we had approximately 2.0 million paying subscribers, with additional DIDs in inventory. We operate in one reportable segment: cloud services for business.

During the past three years, we have derived a substantial portion of our revenues from DID-based services, including eFax®, Onebox® and eVoice®. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding a substantial portion of our business.

We market our services to a broad spectrum of prospective business customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used acquisitions to grow our customer base, expand our service offerings, enhance our technology and acquire skilled personnel. Since fiscal year 2000, and including the three acquisitions closed thus far in 2012, we have completed 37 acquisitions in the cloud services for business industry.  For additional information on our acquisitions, see Note 3 – Business Acquisitions and Note 18 - Subsequent Events.

Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents and multiple pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We are currently engaged in litigation to enforce several of our patents. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users.

Our Solutions

We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, data backup, customer relationship management and other needs. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. Our FuseMail® service provides our customers email, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. KeepItSafe® enables our customers to securely backup their data and dispose of tape or other physical systems. Our newly acquired Landslide® business provides customer relationship management solutions designed to increase our customers’ sales and increase efficiency. These services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.

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

eFax Plus® and eFax ProTM serve individuals and small work groups. Subscribers choose either a toll-free fax number that covers both the U.S. and Canada or a local fax number from among thousands of cities worldwide. Users can receive inbound fax messages in their email inboxes, access these messages via a full-featured online Message Center and send digital documents to any fax number in the world directly from their computer or smartphone. This service is localized in many international currencies and languages including Dutch, French, German, Italian, Japanese, Polish, Portuguese and Spanish.

eFax CorporateTM offers capabilities similar to eFax Plus® and eFax Pro™ , but with added features geared to the broader needs of enterprises and their users. These include online account administration tools which enable customers to manually or automatically self-provision fax numbers to employees as needed. eFax Corporate also offers the option of enhanced security features, which are particularly attractive to law firms and companies in regulated industries such as banking, brokerage and healthcare.

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

Hosted Email

FuseMail® offers hosted email, email encryption and email archival services to businesses.  These solutions are hosted offsite and seamlessly integrated into a customer’s existing email system. The services include hosted email, VirusSMARTTM virus scanning, CypherSMARTTM encryption services, SpamSMARTTM SPAM filtering and VaultSMARTTM / PolicySMARTTM archiving which delivers a secure, scalable email archiving and customizable compliance tool to correspond with a company’s retention policy.

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

Customer Relationship Management

LandslideCRMTM is an easy-to-use, cloud-based CRM solution specifically designed to help small/medium-sized businesses close more deals, reduce the sales cycle and sell larger deals.  LandslideCRM has a unique sales checklist capability that gives sales representatives a step-by-step plan to closing a deal. With Landslide's Social CRM capabilities, companies can seamlessly integrate a customer's latest information from Twitter®, LinkedIn®, and Facebook® directly into their Contact profile. With integrated email marketing, LandslideCRM TM makes it easy to create powerful and eye-catching email marketing programs that deliver consistent and trackable results.

Unified Communications

Onebox® is a full-featured unified communications suite. It combines the features of many of our other branded services, as well as additional features to provide full virtual office functionality. Onebox includes a virtual phone system, hosted email, online fax, audio conferencing and web conferencing.

Global Network and Operations

We have multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and several remote disaster recovery facilities. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for our DID-based service customers from thousands of cities in 49 countries on six continents. We offer DIDs covering all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. We have customers located throughout the world. For financial information about geographic areas, see Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Customer Support Services

Our customer service organization supports our customers through a combination of online self-help, email communications, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions.

We provide email support seven days per week, 24 hours per day to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for Corporate customers 24 hours per day, seven days per week. Live sales and customer support services are available in nine languages, including English, Spanish, Dutch, German, French and Cantonese.

Competition

Competition in the cloud service for business space is fierce and continues to intensify. We face competition from, among others, online fax-providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and customer relationship management solutions. We believe that the primary competitive factors determining success in the market for our services include financial strength and stability; pricing; reputation for reliability and security of service; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support.

Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, providers of fax servers and related software, such as Open Text Corporation as well as publicly traded and privately-held application service providers, such as Easylink Services International Corporation. Some of these companies may have greater financial and other resources than we do. For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

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

We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, Fusemail, KeepItSafe™ and Onebox, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “campaigner.com”, “fusemail.com”, “keepitsafe.com”, “landslide.com” and “onebox.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the Internet and, in some cases, using services of third-party telecommunications and Internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, DIDs, advertising and intellectual property. We are not a regulated telecommunications provider in the U.S. For information about the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.

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

We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $16.4 million, $12.8 million and $11.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2011, we had approximately 600 employees, the majority of whom are in the U.S.

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

We may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007 and by other state taxing authorities for various periods. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax year 2009 and has received verbal notice from the Canada Revenue Agency regarding an audit of value added sales taxes for tax years 2009 through 2011.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Our business and users may be subject to telecommunications and sales taxes.

As a provider of cloud services for business, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are not subject to various telecommunication taxes. However, state taxing authorities may challenge this belief and have and may continue to audit our business and operations with respect to telecommunications taxes.

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

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber attacks or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Currently, a significant number of our users authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media) and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Companies in the our segment have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

We may acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base. We cannot assure that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Acquisitions could divert attention from management and from other business concerns and could expose us to unforeseen liabilities or unfavorable accounting treatment. In addition, we may lose key employees while integrating any new companies, and we may have difficulties entering new markets where we have no or limited prior experience. We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders or incur debt which may cause us to incur interest expense, leverage and debt service requirements. We may also use cash to make acquisitions, which may limit our availability of cash for other uses, such as stock repurchases or dividends. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

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

We believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our business, we utilize data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of DIDs, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

Our business is dependent on the ability of our customers to access our services and applications over broadband Internet connections. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to rollout new services that use more bandwidth. The FCC “open Internet” or “network neutrality” rules became effective on November 20, 2011.  These rules generally prohibit broadband Internet access providers from blocking lawful content, applications, services or non-harmful devices, subject to reasonable network management, and prevent providers from unreasonably discriminating in the transmission of lawful traffic over a consumer’s broadband Internet access service connection. A number of parties have appealed these rules to the U.S. Court of Appeals for the District of Columbia. We cannot predict whether these rules will withstand appeal in whole or in part, nor can we predict what impact such rules will have on our business at this time.

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

We may be subject to increased rates for the telecommunications services we purchase from regulated carriers which could require us to either raise the retail prices of our offerings and lose customers or reduce our profit margins.

The FCC recently adopted wide-ranging reforms to the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our services to our customers. As a result of the FCC’s reforms, regulated providers of telecommunications services are determining how the rates they charge customers like us will change in order to comply with the new rules. It is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide service may increase which may require us to increase the retail price of our service. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our subscribers, our profit margins may decrease.

Our industry is undergoing rapid technological changes and we may not be able to keep up.

The cloud services industry is subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

We may not be able to continue to grow or even sustain our current base of paid customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid user base. In order to sustain our growth, we must continuously obtain an increasing number of paid users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our customer base or attract new customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our customers or prospective customers to sign up with or to switch to our competitors’ services. Moreover, we have experienced, and may continue to experience, an overall reduction in our average revenue per subscriber due to a combination of a shift in the mix of products sold and reduced usage from customers. These factors may adversely affect our customer retention rates, the number of our new customer acquisitions, our average revenue per subscriber and/or subscriber usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers, decline in average revenue per subscriber, decline in customer retention rates or decline in the size of our overall customer base may result in a decrease in our revenues, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Quarterly dividends may not continue or could decrease.

We may not continue to issue quarterly dividends or we could decrease the amount of any future dividends.   On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to our stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  Future dividends are subject to Board approval and certain restrictions within our Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”). We cannot assure that the Company will continue to pay a dividend in the future or the amount of any future dividends.

Future sales of our common stock may negatively affect our stock price.

As of February 22, 2012, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

 Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2011, we were leasing approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires on January 31, 2020. Additionally, we have smaller leased office facilities in Ontario, British Columbia, Quebec, California, Florida, Illinois, Hong Kong, Japan and Ireland.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world.

Item 3.       Legal Proceedings

From time-to-time, we are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of its business. Many of these actions involve or are filed in response to patent actions filed by us against others. The number and significance of these disputes and inquiries has increased as our business has expanded and we have grown. Any claims or regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

As part of our continuing effort to prevent the unauthorized use of our intellectual property, we have initiated litigation against several companies for infringing our patents relating to online fax, voice and other messaging technologies, including, but not limited to Open Text Corporation and its Captaris business (“Open Text”), EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

Our ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638, 6,350,066 6,597,688 and 7,020,132 against Open Text and EasyLink are being litigated in the United States District Court for the Central District of California before the same judge. Discovery in the cases is underway. In both cases we are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. Both defendants filed counterclaims against us, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents asserted. Open Text also asserted counterclaims purporting to allege violations of federal and state antitrust laws, but Open Text dismissed those claims on September 14, 2011.  The Court completed Part One of the Markman hearing, covering two of the patents asserted, on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text’s motion for reconsideration of certain portions of the Markman Order was denied on July 2011. The Court completed Part Two of the Markman Hearing covering the two other patents asserted on July 29, 2011, and issued a related Markman Order on October 20, 2011.  In both Markman Orders, the Court adopted a claim construction either identical to or consistent with our proposed construction for every disputed claim term in all four patents asserted. Trial is currently scheduled to begin on November 13, 2012.

On June 1, 2011, we and one of our affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. We and our affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,699 and unfair competition in violation of California’s Business & Professions Code § 17200 et. seq.; and seeking declaratory judgment of non-infringement and invalidity and requesting damages, injunctive relief, interest and attorneys’ fees and costs. On December 8, 2011, we submitted a request to the USPTO to put RingCentral’s U.S. Patent No. 7,702,669 (the “’669 patent”) into reexamination proceedings.  On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the ’669 patent. Discovery has not yet commenced.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of our patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company’s patents. Also on March 3, 2010, we moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted our motion, transferring the case to the Central District of California.  The case was dismissed without prejudice on January 24, 2012.

On February 22, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against the Company and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of U.S. Patent Nos. 6,208,638 and 6,350,066. The Company and its affiliate have not yet filed an answer to the complaint.

On September 15, 2006, one of our affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On June 13, 2008, we moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted our motion to stay the case pending the conclusion of our appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, we renewed our motion to dismiss IGC’s amended counterclaims. Our motion was heard on February 15, 2011. Subsequently, the case was transferred to a new judge, who conducted a second hearing on the motion.  The court ruled on the motion on September 2, 2011, dismissing IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. The case is currently in discovery.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against us in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, we filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to our counterclaims, denying each one. On February 11, 2008, we filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings and on September 10, 2009, the Court “administratively closed” the case pending resolution of such proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On September 16, 2009, Bear Creek appealed the final rejection to the USPTO’s Board of Patent Appeals and Interferences (the “Patent Board”) and on September 29, 2011, the Patent Board affirmed the Examiner’s rejection of the reexamined claims. On November 29, 2011, Bear Creek filed a notice of its intent to appeal the USPTO’s decision and on January 23, 2012, we filed a notice of its intent to participate in the appeal.

In December 2008, AGV Sports Group, Inc. and other co-plaintiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against our newly acquired subsidiary Protus IP Solutions, Inc. (now known as j2 Global Canada, Inc.) (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV sought judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA and $500 for each violation of the MD-TCPA. In January 2012, the parties settled the case in its entirety and the case was dismissed with prejudice on January 4, 2012.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery is ongoing.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against us in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “’640 patent”) and 7,804,823 (the “’823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. We filed a responsive pleading in this matter in May 2011. In early July 2011, we submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the Examiner granted our reexamination request with respect to the ‘823 patent, then on September 9, 2011, the Examiner closed the prosecution and affirmed all the claims in the patent. We intend to appeal this decision with the Patent Board. On October 1, 2011, the USPTO granted the reexamination request with respect to the ‘640 patent. On October 14, 2011, we filed a motion to stay the case in chief while the ‘640 reexamination proceeding is pending. The court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On December 31, 2011, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate confirming all claims of the ‘640 patent.  We also intend to appeal this decision with the Patent Board.

On May 10, 2011, Klausner Technologies, Inc. (“Klausner”) filed suit against 24 defendants, including us, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Numbers 5,572,576 and 5,283,818. Klausner is seeking a permanent injunction against continued infringement, compensatory damages, attorneys’ fees, interest and costs. We filed an answer to the complaint on September 2, 2011. Discovery has commenced.

We do not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible, after giving effect to existing reserves, are likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our consolidated financial position, results of operations or cash flows in a particular period. We have not accrued for a loss contingency relating to certain of these legal proceedings because unfavorable outcomes are not considered by management to be probable or the amount of any losses reasonably estimable.

 Item 4.      Mine Safety Disclosures

Not applicable.

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

	High	Low
Year ended December 31, 2011
First Quarter	$29.61	$26.53
Second Quarter	29.54	26.88
Third Quarter	31.72	25.38
Fourth Quarter	30.94	25.32
Year ended December 31, 2010
First Quarter	24.36	18.96
Second Quarter	24.91	21.84
Third Quarter	24.97	21.12
Fourth Quarter	30.64	24.53

Holders

We had 295 registered stockholders as of February 22, 2012. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

On August 1, 2011, our Board of Directors approved the initiation of quarterly cash dividends to our stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  A second quarterly dividend of $0.205 per share of common stock was paid on November 28, 2011 to all stockholders of record as of the close of business on November 14, 2011. On February 14, 2012, we announced that our Board of Directors had approved the declaration of a cash dividend of $0.21 per share of common stock to be paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012.  Future dividends are subject to Board approval and certain restrictions within our Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”). See Note 8 – Commitments and Contingencies – for further details regarding the Credit Agreement.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the fourth quarter of 2011.

Issuer Purchases of Equity Securities

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012 (the “2010 Program”).  During the year ended December 31, 2011, we did not repurchase any shares under the repurchase program. Effective February 15, 2012, our Board of Directors terminated and replaced this 2010 Program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013.  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program.

The following table details the repurchases that were made under and outside the 2010 Program during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2011 - October 31, 2011	271	$29.76	—	9,993,700
November 1, 2011 - November 30, 2011	—	$—	—	9,993,700
December 1, 2011 - December 31, 2011	—	$—	—	9,993,700
Total	271		—	9,993,700

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,087,695	$20.99	3,688,488
Equity compensation plans not approved by security holders	—	—	—
Total	2,087,695	$20.99	3,688,488

The number of securities remaining available for future issuance includes 2,037,090 and 1,651,398 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 11 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Computer Index and an index of companies that j2 Global has selected as its peer group in the cloud service for business space.

j2 Global’s peer group index consists of: Ariba Business Commerce Solutions, Athenahealth, Inc., Concur Technologies, Inc., Constant Contact, Inc., DealerTrack Holdings, Inc., DemandTec, Inc., Easylink Services International Corporation, Kenexa Corporation, LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., RightNow Technologies, Inc., Salesforce.com, Inc., SuccessFactors, Inc., Taleo Corporation, Ultimate Software Group, Inc., Vocus, Inc. and Websense, Inc.

Measurement points are December 31, 2006 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2011. The graph assumes that $100 was invested on December 31, 2006 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-06	100.00	100.00	100.00
Mar-07	101.71	99.39	111.47
Jun-07	128.08	109.47	119.03
Sep-07	120.12	115.31	135.34
Dec-07	77.69	121.86	142.83
Mar-08	81.89	97.30	114.75
Jun-08	84.38	102.05	128.41
Sep-08	85.68	86.20	113.48
Dec-08	73.52	64.96	75.97
Mar-09	80.33	68.09	72.00
Jun-09	82.78	84.48	93.94
Sep-09	84.42	98.71	118.91
Dec-09	74.67	110.97	137.06
Mar-10	85.72	113.77	139.59
Jun-10	86.35	101.04	146.25
Sep-10	87.28	114.21	184.13
Dec-10	106.25	130.32	216.44
Mar-11	108.29	135.64	239.81
Jun-11	103.61	132.50	247.34
Sep-11	99.33	121.97	194.02
Dec-11	104.65	130.96	216.60

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except share and per share amounts)
Statement of Operations Data:
Revenues	$330,159	$255,394	$245,571	$241,513	$220,697
Cost of revenues	60,613	44,086	44,730	46,250	43,987
Gross profit	269,546	211,308	200,841	195,263	176,710
Operating expenses:
Sales and marketing	59,066	46,332	37,006	41,270	38,768
Research, development and engineering	16,373	12,827	11,657	12,031	11,833
General and administrative	58,157	48,226	45,275	44,028	39,683
Loss on disposal of long-lived asset	—	—	2,442	—	—
Total operating expenses	133,596	107,385	96,380	97,329	90,284
Operating earnings	135,950	103,923	104,461	97,934	86,426
Other income and expenses:
Other-than-temporary impairment losses	—	—	(9,343)	—	—
Interest and other income	1,313	6,818	3,100	4,778	9,272
Interest and other expense	(147)	(104)	(439)	(559)	(237)
Total other income and expenses	1,166	6,714	(6,682)	4,219	9,035
Earnings before income taxes	137,116	110,637	97,779	102,153	95,461
Income tax expense	22,350	27,590	30,952	29,591	27,000
Net earnings	$114,766	$83,047	$66,827	$72,562	$68,461
Net earnings per common share:
Basic	$2.46	$1.86	$1.52	$1.63	$1.40
Diluted	$2.43	$1.81	$1.48	$1.58	$1.35
Weighted average shares outstanding:
Basic	45,799,615	44,578,036	43,936,194	44,609,174	48,953,483
Diluted	46,384,848	45,941,843	45,138,001	45,937,506	50,762,007
Cash dividends declared per common share	$0.41	$0.00	$0.00	$0.00	$0.00

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$139,359	$64,752	$197,411	$150,780	$154,220
Working capital	155,099	57,610	227,538	142,123	193,794
Total assets	651,171	532,623	414,001	322,040	350,409
Other long-term liabilities	2,342	3,302	2,094	1,022	59
Total stockholders’ equity	554,375	431,745	336,172	249,980	282,614

See Note 3 – Business Acquisitions for discussion related to the acquisition of Protus on December 3, 2010.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete and the factors discussed in Item 1A in this Annual Report on Form 10-K entitled Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2012.

Overview

j2 Global, Inc., formerly named j2 Global Communications, Inc. (“j2 Global”, “our”, “us” or “we”), is a Delaware corporation and was founded in 1995. We provide cloud services to businesses of all sizes, from individuals to enterprises. These services, which we provide through the Internet to our customers’ computers, mobile devices and telephones, deliver our customers increased sales and greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafeTM, LandslideCRM TMand Onebox®.

We generate substantially all of our revenues from customer subscription and usage fees. Subscription fees are referred to as “fixed” revenues, while usage fees are referred to as “variable” revenues. We also generate revenues from patent licensing and sales, advertising and revenue share from our customers’ use of premium rate telephone numbers (direct inward-dial numbers or “DIDs”). As of December 31, 2011, we had approximately 2.0 million paying subscribers, with additional DIDs in inventory.  We operate in one reportable segment: cloud services for business.

During the past three years, we have derived a substantial portion of our revenues from DID-based services, including eFax®, Onebox® and eVoice®. As a result, we believe that paying DIDs and the revenues associated therewith are an important metric for understanding a substantial portion of our business.

We market our services to a broad spectrum of prospective business customers including individuals, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used acquisitions to grow our customer base, expand service offerings, enhance our technology and acquire skilled personnel. Since fiscal year 2000, and including the three acquisitions closed thus far in 2012, we have completed 37 acquisitions in the cloud services for business industry.  For additional information on our acquisitions, see Note 3 – Business Acquisitions and Note 18 - Subsequent Events.

Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents and multiple pending U.S. and foreign patent applications. We generate licensing revenues from some of these patents. We are currently engaged in litigation to enforce several of our patents. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings.  We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to continue to generate patent licensing revenues from authorized users.

The following table sets forth our key operating metrics as of or for the years ended December 31, 2011, 2010 and 2009 (in thousands except for percentages):

	December 31,
	2011	2010	2009
Paying telephone numbers	2,003	1,905	1,275

	Year Ended December 31,
	2011 (1)	2010	2009
Subscriber revenues:
Fixed	$266,575	$205,476	$197,918
Variable	61,378	47,016	44,004
Total subscriber revenues	$327,953	$252,492	$241,922

Percentage of total subscriber revenues:
Fixed	81.3%	81.4%	81.8%
Variable	18.7%	18.6%	18.2%

Revenues:
DID-based	$307,082	$242,025	$233,443
Non-DID-based	23,077	13,369	12,128
Total revenues	$330,159	$255,394	$245,571

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies), which reduced subscriber revenues for the year ended December 31, 2011 by $10.3 million

Critical Accounting Policies and Estimates

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

Our patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our patented technology. Patent revenues also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, we generally recognize as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, we recognize revenues of license fees earned during the applicable period. With regard to patent sales, we recognize as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

We measure our cash equivalents and investments at fair value. Our cash equivalents and short-term investments and other debt securities are primarily classified within Level 1. Investments in auction rate securities are classified within Level 3. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premium, and a market comparables model where the security is valued based upon indicators from the secondary market of what discounts buyers demand when purchasing similar auction rate securities. There was no change in the technique during the period. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore we are unable to obtain independent valuations from market sources. Some of the inputs to the cash flow model are unobservable in the market. There were no assets measured using Level 3 valuation methodologies as of December 31, 2011.

Share-Based Compensation Expense.   We comply with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

Long-lived and Intangible Assets .  We account for long-lived assets in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2011, 2010 and 2009 was approximately $0.3 million, $0.2 million and $2.5 million, respectively.

Goodwill and Purchased Intangible Assets .  We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. Intangible assets with indefinite lives are tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2011, 2010 and 2009 and noted no impairment. Consequently, no impairment charges were recorded.

Income Taxes .  We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable.

Income Tax Contingencies .  We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

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

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the California FTB for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for the periods. However, it is not possible to estimate the amount, if any, of such change. We establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Non-Income Tax Contingencies .  We are currently under audit by various states for non-income related taxes including a verbal notice from the Canada Revenue Agency regarding an audit of value added sales taxes for tax years 2009 through 2011. In accordance with the provisions of FASB ASC Topic No. 450, Contingencies (“ASC 450”) we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information.

The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2011, we had $0.1 million of non-income tax related contingent liabilities.

Allowances for Doubtful Accounts.  We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Pronouncements –   of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

The following table sets forth, for the years ended December 31, 2011, 2010 and 2009, information derived from our statements of operations as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009

Revenues	100%	100%	100%
Cost of revenues	18	17	18
Gross profit	82	83	82
Operating expenses:
Sales and marketing	18	18	15
Research, development and engineering	5	5	5
General and administrative	18	19	18
Loss on disposal of long-lived asset	—	—	1
Total operating expenses	41	42	39
Operating earnings	41	41	43
Other-than-temporary impairment losses	—	—	4
Interest and other income	1	3	1
Interest and other expense	—	—	—
Earnings before income taxes	42	44	40
Income tax expense	7	11	13
Net earnings	35%	33%	27%

Revenues

Subscriber Revenues.

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

Subscriber Revenues	$327,953	$252,492	$241,922	30%	4%

Subscriber revenues consist of both a fixed monthly recurring subscription component and a variable component that is driven by the actual usage of our service offerings. Over the past three years, the fixed portion of our subscriber revenues was 81%, 81% and 82% for 2011, 2010 and 2009, respectively. The increase in subscriber revenues over this three-year period was due primarily to an increase in our subscriber base offset by the impact of our first quarter 2011 change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies), which reduced subscriber revenues for the year ended December 31, 2011 by $10.3 million. The increase in our subscriber base resulted from new subscribers due to direct marketing costs for acquisition of paying subscribers and international sales, business acquisitions and subscribers coming directly to our websites, corporate, enterprise and government sales, and free-to-paid subscriber upgrades, in each case net of cancellations.

Other Revenues.

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

Other Revenues	$2,206	$2,902	$3,649	(24)%	(20)%

Other revenues consist primarily of patent licensing revenues, patent sale-related revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The decrease in other revenues from 2010 to 2011 resulted primarily from the planned reduction in advertising to our free customers. The decrease in other revenues from 2009 to 2010 resulted primarily from a reduction in patent-related revenues due to a patent sale which occurred during 2009 and reduced advertising to our free customers.

Cost of Revenues

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

Cost of Revenues	$60,613	$44,086	$44,730	37%	(1)%
As a percent of revenue	18%	17%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues from 2010 to 2011 was primarily due to an increase in costs associated with businesses acquired in and subsequent to 2010 that resulted in additional network operations and customer service costs as the customer base increased.  Cost of revenues as a percentage of revenues decreased from 2009 to 2010 primarily due to increased efficiency of network operations, customer service and reduced depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

Sales and Marketing	$59,066	$46,332	$37,006	27%	25%
As a percent of revenue	18%	18%	15%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing; personnel costs; and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend. Advertising cost for the year ended December 31, 2011, 2010 and 2009 was $45.4 million, $36.3 million and $28.3 million, respectively. The increase in sales and marketing expenses from 2010 to 2011was primarily due to increased marketing worldwide for recently acquired brands and increased personnel associated with businesses acquired in and subsequent to 2010.  The increase in sales and marketing expenses from 2009 to 2010 was primarily due to increased marketing worldwide to enhance the acquisition of free customers for telephony-based services and increased personnel and severance costs associated with businesses acquired in fiscal 2010.

Research, Development and Engineering.

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

Research, Development and Engineering	$16,373	$12,827	$11,657	28%	10%
As a percent of revenue	5%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expense. The increase in research, development and engineering costs from 2010 to 2011 was primarily due to increased personnel costs associated with businesses acquired in and subsequent to 2010, including associated integration work, and the development of new features and systems enhancements. The increase in research, development and engineering costs from 2009 to 2010 was primarily due to increased personnel and severance costs associated with businesses acquired in 2010.

General and Administrative.

(in thousands, except percentages)	2011	2010	2009	Percentage Change 2011 versus 2010	Percentage Change 2010 versus 2009

General and Administrative	$58,157	$48,226	$45,275	21%	7%
As a percent of revenue	18%	19%	18%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2010 to 2011 was primarily due to an increase in bad debt expense, amortization of intangible assets relating to acquisitions closed during 2010 and 2011, and an increase in personnel costs associated with businesses acquired in and subsequent to 2010 offset by a decrease in professional fees. The increase in general and administrative expense from 2009 to 2010 was primarily due to increased personnel and severance costs associated with businesses acquired in fiscal 2010 and increased professional fees, compensation costs and office rent, offset by decreased customer refunds and credits and bad debt expense.

Loss on disposal of long-lived asset .  During the fourth quarter of 2009, we determined based upon our current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, we recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2011, 2010 and 2009 were approximately $0.3 million, $0.2 million and $2.5 million, respectively.

Share-Based Compensation

The following table represents the share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$982	$1,217	$1,263

Operating expenses:
Sales and marketing	1,431	1,826	1,818
Research, development and engineering	477	815	853
General and administrative	6,103	7,079	7,084
	$8,993	$10,937	$11,018

Non-Operating Income and Expenses

Interest and Other Income.   Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short- and long-term investments, gain on sale of investments and gains from foreign currency transactions. Interest and other income amounted to $1.3 million, $6.8 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in interest and other income from 2010 to 2011 was primarily due to the gain on the sale of investments in the amount of approximately $4.4 million recognized in 2010 and reduced interest income in 2011 due to lower cash and investment balances following an acquisition in the fourth quarter 2010. The increase in interest and other income from 2009 to 2010 was primarily due to gain on the sale of investments in the amount of approximately $4.4 million in 2010.

Interest and Other Expense.  Our interest and other expense amounted to $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest and other expense were primarily related to interest expense.

Other-than-temporary impairment losses.   An other-than-temporary impairment occurred in connection with our securities for the year ended December 31, 2009. During the second quarter of 2009, we recorded an impairment of $9.2 million within the consolidated statement of operations. During the fourth quarter of 2009, we determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million to the consolidated statement of operations. No other-than-temporary impairments were recorded for fiscal years 2011 and 2010.

Income Taxes . Our effective income tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

As of December 31, 2011, we had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $6.7 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We currently estimate that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2028 for the federal and 2017 for the state. In addition, as of December 31, 2011 and 2010, we had available unrecognized state research and development tax credits of $0.2 million and $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010, the suspension was extended an additional two years through the end of 2011. As a result, the Company will not be permitted to utilize its California NOLs generated in prior years to offset taxable income in 2008 through 2011 for purposes of determining the applicable California income tax due. Current law reinstates use of NOLs in tax years beginning on or after January 1, 2012 absent extension of the suspension.

Income tax expense amounted to $22.4 million, $27.6 million and $31.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective tax rates for 2011, 2010 and 2009 were 16%, 25% and 32%, respectively.

The decrease in our effective income tax rate from 2010 to 2011 was primarily attributable to the following:

1.
a reversal during the first quarter 2011 of approximately $14.1 million and the third quarter 2011 of approximately $1.1 million of uncertain income tax positions as a result of expiring statutes of limitations, offset by return to provision adjustments in the third quarter of 2011;

2.	an increase during 2011 in foreign tax credits and our ability to offset such credits against Subpart F income;

3.	an increase during 2011 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.;

4.	a decrease during 2011 in state income taxes, net of the federal income tax benefits, partially offset by:

5.	a 2010 book but not tax gain on the sale of an impaired auction rate security, resulting in a significant portion of the valuation allowance being reversed;

6.	an increase during 2011 in return to provision adjustments; and

7.
a reversal in 2010 of certain income tax contingencies allowed to be recognized as a result of effectively settling the transfer pricing portion of the Internal Revenue Service’s audit of our income tax returns for 2004 through 2008.

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

The amount of income tax we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with ASC 740. We recorded a liability for unrecognized tax benefits of $6.6 million in accordance with ASC 740 for the year ended December 31, 2011. We are currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax year 2009 and has received verbal notice from the Canada Revenue Agency regarding an audit of value added sales taxes for tax years 2009 through 2011.  Our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2011, we had total cash and investments of $220.9 million compared to $87.0 million at December 31, 2010. The increase resulted primarily from cash provided by operations, the exercise of stock options and the related excess tax benefit from share-based compensation, partially offset by purchases of available-for-sale investments and dividends paid. At December 31, 2011, total cash and investments consisted of cash and cash equivalents of $139.4 million, short-term investments of $38.5 million and long-term investments of $43.1 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale, thus, they are reported as short-term and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature greater than one year from the date of the financial statements. We retain a substantial portion of our cash in foreign jurisdictions for future reinvestment. As of December 31, 2011, cash and investments held within foreign and domestic jurisdictions were $91.8 million and $129.2 million, respectively.  If we were to repatriate funds held overseas, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%, net of a credit for foreign taxes paid on such amounts.

Substantially all of our long-term investments consist of corporate securities. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to operate our business as usual. There have been no significant changes in the maturity dates and average interest rates for our investment portfolio and debt obligations subsequent to December 31, 2011.

On August 1, 2011, the Company’s Board of Directors approved the initiation of quarterly cash dividends to our stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  A second quarterly dividend of $0.205 per share of common stock was paid on November 28, 2011 to all stockholders of record as of the close of business on November 14, 2011.  On February 14, 2012, we announced that our Board of Directors had approved the declaration of a cash dividend of $0.21 per share of common stock to be paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012.  Future dividends are subject to Board approval and certain restrictions within the Credit Agreement with Union Bank, N.A. See Note 8 – Commitments and Contingencies – for further details regarding the Credit Agreement.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and investment requirements for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $150.7 million, $96.4 million and $101.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our operating cash flows result primarily from cash received from our subscribers, offset by cash payments we make to third parties for their services, employee compensation and tax payments. The increase in our net cash provided by operating activities in 2011 compared to 2010 was primarily attributable to cash received from our subscribers and the tax benefit from the exercise of stock options during the year. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $11.0 million and $7.5 million at December 31, 2011 and 2010, respectively. More than two-thirds of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly. Our cash and cash equivalents and short-term investments were $177.9 million, $78.8 million and $228.8 million at December 31, 2011, 2010 and 2009, respectively.

Net cash used in investing activities was $(76.2) million, $(231.1) million and $(61.4) million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash used in investing activities in 2011 was primarily attributable to the purchase of available-for-sale investments.  Net cash used in investing activities in 2010 was primarily attributable to cash acquisition of businesses and purchase of available-for-sale investments. Net cash used in investing activities in 2009 was primarily attributable to purchase of available-for-sale investments, certificates of deposit and cash acquisition of businesses.

Net cash provided by financing activities was $0.3 million, $2.7 million and $5.4 million for the years ended 2011, 2010 and 2009, respectively. Net cash provided by financing activities in 2011 was primarily attributable from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid. Net cash provided by financing activities in 2010 was primarily attributable from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by the repurchase of our common stock. Net cash provided by financing activities in 2009 was primarily attributable to proceeds from the exercise of stock options and excess tax benefit from share-based compensation.

Stock Repurchase Program

In May 2010, our Board of Directors approved a program authorizing the repurchase of up to ten million shares of our common stock through the end of April 30, 2012 (the “2010 Program”).  During the year ended December 31, 2011, we did not repurchase any shares under the 2010 Program.  Effective February 15, 2012, our Board of Directors terminated and replaced this 2010 Program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013. On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	(In thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Operating leases (a)	$2,563	$4,214	$3,273	$4,829	$14,879
Telecom services and co-location facilities (b)	6,181	2,984	16	—	9,181
Computer software and related services (c)	663	62	—	—	725
Holdback payments (d)	843	209	—	—	1,052
Other (e)	642	107	—	—	749
	$10,892	$7,576	$3,289	$4,829	$26,586
_________
(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(b)	These amounts represent service commitments to various telecommunication providers.
(c)	These amounts represent software license commitments.
(d)	These amounts represent the holdback amounts in connection with certain business acquisitions (see Note 3 – Business Acquisitions – for further details.)
(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of December 31, 2011, our liability for uncertain tax positions was $30.1 million. Future payments related to uncertain tax positions have not been presented in the table above due to uncertainty of the amounts and timing of cash settlements with taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amendment to the Credit Agreement with the Lender. The Credit Agreement, as amended (the “Credit Agreement”), provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. We have not drawn down any amounts under the Credit Agreement. See Note 8 – Commitments and Contingencies – for further details regarding the Credit Agreement.

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2012.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio typically comprised of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2011, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short- and long-term investments are typically comprised primarily of readily marketable corporate and governmental debt securities and certificates of deposit. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of December 31, 2011 and 2010, we had investments in debt securities with effective maturities greater than one year of approximately $43 million and $8.2 million, respectively. Such investments had a weighted-average yield of 1.1% and 1.5% as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010 we had cash and short-term cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $177.9 million and $64.8 million respectively. Based on our cash and cash equivalents and short-term and long-term investment holdings as of December 31, 2011, an immediate 100 basis point decline in interest rates would decrease our annual interest income by $2.2 million.

As noted above, we are parties to the Credit Agreement. If we were to borrow under the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings in 2011, 2010 or 2009. For the years ended December 31, 2011, 2010 and 2009, net foreign currency transaction gain/(loss) amounted to zero, $0.2 million and $(0.4) million, respectively. During the year ended December 31, 2011, cumulative translation adjustments included in other comprehensive income amounted to $(0.8) million.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule of j2 Global, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of j2 Global, Inc. and subsidiaries’ internal control over financial reporting.

SingerLewak LLP

Los Angeles, California
February 27, 2012

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands, except share amounts)

	2011	2010
ASSETS

Cash and cash equivalents	$139,359	$64,752
Short-term investments	38,513	14,035
Accounts receivable, net of allowances of $3,404 and $2,588, respectively	19,071	17,423
Prepaid expenses and other current assets	14,311	15,196
Deferred income taxes	1,643	4,096
Total current assets	212,897	115,502

Long-term investments	43,077	8,175
Property and equipment, net	14,438	13,567
Tradenames, net	34,691	33,396
Patent and patent licenses, net	17,517	18,102
Customer relationships, net	35,865	36,674
Goodwill	279,016	281,848
Other purchased intangibles, net	9,994	11,782
Deferred income taxes	3,160	12,967
Other assets	516	610
Total assets	$651,171	$532,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$24,070	$25,112
Income taxes payable	1,494	1,798
Deferred revenue	26,695	16,938
Liability for uncertain tax positions	5,523	13,471
Deferred income taxes	16	573
Total current liabilities	57,798	57,892

Liability for uncertain tax positions	24,554	24,391
Deferred income taxes	12,102	15,293
Other long-term liabilities	2,342	3,302
Total liabilities	96,796	100,878

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2011 and 2010; total issued 55,389,636 and 53,700,629 shares at December 31, 2011 and 2010, respectively, and total outstanding 46,709,068 and 45,020,061 shares at December 31, 2011 and 2010, respectively	554	537
Additional paid-in capital	197,374	164,769
Treasury stock, at cost (8,680,568 shares at December 31, 2011 and 2010, respectively)	(112,671)	(112,671)
Retained earnings	472,595	381,145
Accumulated other comprehensive loss	(3,477)	(2,035)
Total stockholders’ equity	554,375	431,745
Total liabilities and stockholders’ equity	$651,171	$532,623

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share and per share data)

	2011	2010	2009
Revenues:
Subscriber	$327,953	$252,492	$241,922
Other	2,206	2,902	3,649
	330,159	255,394	245,571

Cost of revenues (including share-based compensation of $982, $1,217 and $1,263 in 2011, 2010 and 2009, respectively)	60,613	44,086	44,730

Gross profit	269,546	211,308	200,841

Operating expenses:
Sales and marketing (including share-based compensation of $1,431, $1,826 and $1,818 in 2011, 2010 and 2009, respectively)	59,066	46,332	37,006
Research, development and engineering (including share-based compensation of $477, $815, and $853 in 2011, 2010 and 2009, respectively)	16,373	12,827	11,657
General and administrative (including share-based compensation of $6,103, $7,079 and $7,084 in 2011, 2010 and 2009, respectively)	58,157	48,226	45,275
Loss on disposal of long-lived asset	—	—	2,442
Total operating expenses	133,596	107,385	96,380
Operating earnings	135,950	103,923	104,461
Other income (expenses):
Other-than-temporary impairment losses	—	—	(9,343)
Interest and other income	1,313	6,818	3,100
Interest and other expense	(147)	(104)	(439)
Total other income (expenses)	1,166	6,714	(6,682)

Earnings before income taxes	137,116	110,637	97,779
Income tax expense	22,350	27,590	30,952

Net earnings	$114,766	$83,047	$66,827
Net earnings per common share:
Basic	$2.46	$1.86	$1.52
Diluted	$2.43	$1.81	$1.48
Weighted average shares outstanding:
Basic	45,799,615	44,578,036	43,936,194
Diluted	46,384,848	45,941,843	45,138,001

Cash dividends paid per common share	$0.41	$0.00	$0.00

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Retained	Accumulated other comprehensive	Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	equity

Balance, January 1, 2009	52,305,293	523	131,185	(8,680,568)	(112,671)	234,843	(3,900)	249,980
Comprehensive income:
Net earnings	—	—	—	—	—	66,827	—	66,827
Foreign currency translation	—	—	—	—	—	—	1,746	1,746
Unrealized gain on available-for-sale investments (net)	—	—	—	—	—	—	1,179	1,179
Comprehensive income	—	—	—	—	—	66,827	2,925	69,752
Exercise of stock options	523,290	5	2,703	—	—		—	2,708
Issuance of common stock under employee stock purchase plan	5,808	—	120	—	—	—	—	120
Excess tax benefit on share based compensation	—	—	3,063	—	—	—	—	3,063
Repurchase of restricted stock	(21,966)	—	(469)	—	—	—	—	(469)
Vested restricted stock	95,266	1	(1)	—	—	—	—	—
Share-based compensation	—	—	11,018	—	—	—	—	11,018
Balance, December 31, 2009	52,907,691	529	147,619	(8,680,568)	(112,671)	301,670	(975)	336,172
Comprehensive income:
Net earnings	—	—	—	—	—	83,047	—	83,047
Foreign currency translation	—	—	—	—	—	—	(659)	(659)
Unrealized loss on available-for-sale investments (net)	—	—	—	—	—	—	(401)	(401)
Comprehensive income	—	—	—	—	—	83,047	(1,060)	81,987
Exercise of stock options	816,552	8	7,488	—	—	—	—	7,496
Issuance of shares under Employee stock purchase plan	4,894	1	108	—	—	—	—	109
Vested restricted stock	190,683	2	(2)	—	—	—	—	—
Retirement of common shares	(165,604)	(2)	(344)	—	—	(3,572)	—	(3,918)
Repurchase of restricted stock	(53,587)	(1)	(1,099)	—	—	—	—	(1,100)
Share based compensation	—	—	10,937	—	—	—	—	10,937
Excess tax benefit on share based compensation	—	—	62	—	—	—	—	62
Balance, December 31, 2010	53,700,629	$537	$164,769	(8,680,568)	$(112,671)	$381,145	$(2,035)	$431,745
Comprehensive income:
Net earnings	—	—	—	—	—	114,766	—	114,766
Foreign currency translation (net)	—	—	—	—	—	—	(840)	(840)
Unrealized loss on available-for-sale investments (net of tax of $142)	—	—	—	—	—	—	(602)	(602)
Comprehensive income	—	—	—	—	—	114,766	(1,442)	113,324
Dividends	—	—	—	—	—	(19,199)	—	(19,199)
Exercise of stock options	1,820,678	18	14,404	—	—	—	—	14,422
Issuance of shares under Employee Stock Purchase Plan	5,235	—	142	—	—	—	—	142
Vested restricted stock	155,024	1	(1)	—	—	—	—	—
Retirement of common shares	(248,152)	(2)	(3,616)	—	—	(4,142)	—	(7,760)
Repurchase of restricted stock	(43,778)	—	(853)	—	—	—	—	(853)
Share based compensation	—	—	8,968	—	—	25	—	8,993
Excess tax benefit on share based compensation	—	—	13,561	—	—	—	—	13,561
Balance, December 31, 2011	55,389,636	$554	$197,374	(8,680,568)	$(112,671)	$472,595	$(3,477)	$554,375

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009

Cash flows from operating activities:
Net earnings	$114,766	$83,047	$66,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,756	14,510	14,707
Amortization of discount or premium of investments	941	837	—
Share-based compensation	8,968	10,937	11,018
Excess tax benefit from share-based compensation	(13,561)	(62)	(3,063)
Provision for doubtful accounts	6,900	1,965	2,378
Deferred income taxes	6,822	(541)	(629)
Loss on disposal of fixed assets	117	64	2,529
Loss on trading securities	4	3	4
Gain on available-for-sale investment	(552)	(4,477)	(1,812)
Other-than-temporary impairment losses	—	—	9,343
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(9,509)	(246)	(6)
Prepaid expenses and other current assets	4,261	(2,253)	(2,253)
Other assets	200	(165)	(35)
Increase (decrease) in:
Accounts payable and accrued expenses	847	1,318	(3,677)
Income taxes payable	9,679	(15,767)	(1,161)
Deferred revenue	8,664	(1,592)	(537)
Liability for uncertain tax positions	(7,786)	8,114	8,178
Other	231	693	22
Net cash provided by operating activities	150,748	96,385	101,833
Cash flows from investing activities:
Maturity of certificates of deposits	—	31,653	—
Purchases of available-for-sale investments	(82,879)	(52,921)	(12,900)
Sales of available-for-sale investments	29,777	48,843	2,706
Purchase of certificates of deposit	(8,000)	—	(31,372)
Purchases of property and equipment	(6,844)	(1,842)	(3,251)
Proceeds from the sale of property and equipment	4	13	—
Acquisition of businesses, net of cash received	(3,926)	(248,568)	(12,500)
Purchases of intangible assets	(4,312)	(8,312)	(5,472)
Proceeds from sale of intangible assets	—	—	1,340
Net cash used in investing activities	(76,180)	(231,134)	(61,449)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(1,281)	(4,221)	(470)
Issuance of common stock under employee stock purchase plan	142	109	120
Exercise of stock options	7,090	6,721	2,708
Dividends paid	(19,174)	—	—
Excess tax benefits from share-based compensation	13,561	62	3,063
Net cash provided by financing activities	338	2,671	5,421
Effect of exchange rate changes on cash and cash equivalents	(299)	(581)	826
Net (decrease) increase in cash and cash equivalents	74,607	(132,659)	46,631
Cash and cash equivalents at beginning of year	64,752	197,411	150,780
Cash and cash equivalents at end of year	$139,359	$64,752	$197,411

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

1.       The Company

j2 Global, Inc., formerly named j2 Global Communications, Inc. (“j2 Global” or the “Company”), is a Delaware corporation and was founded in 1995. j2 Global provides cloud services to businesses of all sizes, from individuals to enterprises. The Company’s hosted solutions deliver its customers greater efficiency, flexibility, mobility, business continuity and security. j2 Global offers online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. The Company markets its services principally under the brand names eFax®, eVoice®, Fusemail®, Campaigner®, KeepItSafeTM, LandslideCRMTM and Onebox®.

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

In the first quarter of 2011, the Company made a change in estimate regarding the remaining service obligations to its annual eFax® subscribers.  As a result of system upgrades, the Company is now basing the estimate on the actual remaining service obligations to these customers.  Due to this change, the Company recorded a one-time, non-cash increase to deferred revenues of $10.3 million with an equal offset to revenues.  This change in estimate reduced net income by approximately $7.6 million, net of tax, and reduced basic and diluted earnings per share for the year ended December 31, 2011 by $0.17 and $0.16, respectively.

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

The Company’s patent revenues (included in “other revenues”) consist of revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of a non-exclusive, retroactive and future license to the Company’s patented technology. Patent revenues also consist of the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully-paid up license arrangements, the Company generally recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenue of license fees earned during the applicable period.  With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

As of December 31, 2011 and 2010, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximates fair value due to the short-term nature of such items. The carrying value of other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to j2 Global.

(f)      Cash and Cash Equivalents

j2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of 90 days or less at the purchase date.

(g)      Investments

j2 Global accounts for its investments in debt securities in accordance with FASB ASC Topic No. 320, Investments – Debt and Equity Securities (“ASC 320”). These investments are typically comprised of corporate debt securities. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

(h)      Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents, were maintained in accounts that are insured up to the limit determined by the appropriate governmental agency. The amounts held in Ireland by some of our banks are fully insured through December 31, 2012 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States; however, the Company does have accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, Poland and the United Kingdom.

(i)      Foreign Currency

Some of j2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/ (loss). Net translation gain/ (loss) were $(0.8) million, $(0.7) million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Realized gains and losses from foreign currency transactions are recognized as interest and other income/expense.  Net transaction gain/ (loss) was zero, $0.2 million and $(0.3) million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

(k)       Long-Lived Assets

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

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. During the fourth quarter of 2009, j2 Global determined based upon its current and future business needs that the rights to certain external administrative software will not provide any future benefit. Accordingly, j2 Global recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. No impairment was recorded in fiscal year 2011 and 2010.

(l)      Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from one to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (See (t) – Recent Accounting Pronoucements related to ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350)). If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. Intangible assets with indefinite lives are tested for impairment annually or more frequently if circumstances indicate potential impairment. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. j2 Global completed the required impairment review at the end of 2011, 2010 and 2009 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

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

(n)      Share-Based Compensation

j2 Global accounts for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, j2 Global measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, j2 Global may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. j2 Global uses the simplified method in developing the expected term used for the Company’s valuation of share-based compensation in accordance with ASC 718.

j2 Global accounts for option grants to non-employees in accordance with FASB ASC Topic No. 505, Equity, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.

(o)      Earnings Per Common Share

EPS is calculated pursuant to the two-class method as defined in ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period.  The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method.

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

The Company operates in one reportable segment: cloud services for business.

(r)      Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2011, 2010 and 2009 was $45.4 million, $36.3 million and $28.3 million, respectively.

(s)      Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(t)      Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is effective for interim and annual periods beginning December 15, 2011 and will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  Because this guidance impacts presentation only, it will have no effect on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350), which simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The Company decided to early adopt this guidance which did not have a significant impact on the Company's consolidated financial position or results of operations.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2011 presentation.

3.       Business Acquisitions

In July 2011, the Company purchased for cash Data Haven Limited, an Ireland-based provider of online data backup services for businesses, and certain assets of the virtual PBX business of Buzz Networks Limited, a UK-based provider of voice services.  In October 2011, the Company purchased for cash C Infinity, an Ireland-based provider of online data backup and hosting services for businesses (See Note 18 – Subsequent Events for information on the three acquisitions closed thus far in 2012). The financial impact to j2 Global for these transactions is immaterial as of the date of the acquisition.  The consolidated statement of operations, since the date of the applicable acquisition, and balance sheet as of December 31, 2011 reflect the results of operations of the acquisitions closed in 2011. Total consideration for these 2011 transactions was $3.8 million, net of cash acquired.

2010

During 2010, j2 Global acquired eight businesses: (1) the voice assets of Reality Telecom Ltd, (2) the fax assets of Comodo Communications, Inc, (3) the unified messaging and communications assets of mBox Pty, Ltd, (4) the assets associated with the email hosting and email marketing businesses of FuseMail, LLC, (5) the assets of Alban Telecom Limited, a UK enhanced voice services provider, (6) Venali, Inc., a Miami-based provider of enterprise Internet fax messaging solutions, (7) keepITsafe Data Solutions Ltd., an Ireland-based provider of online backup services, and (8) Protus IP Solutions, Inc. (now known as j2 Global Canada, Inc.), a Canadian provider of Software-as-a-Service (SaaS) communication services and solutions to the business market (“Protus”).

Protus

The Company acquired Protus on December 3, 2010 for cash with a purchase price of approximately $233 million, net of cash acquired and including assumed liabilities of $25.6 million, subject to certain post-closing adjustments.

The consolidated statement of operations, since the date of the acquisition, and balance sheet as of December 31, 2010 reflects the results of operations of Protus. For the year ended December 31, 2010, Protus contributed $6.2 million to the Company’s total revenues. Earnings contribution from Protus is not separately identifiable due to j2 Global’s integration activities.

The initial accounting of Protus was completed during the first quarter 2011 but remained subject to change during the measurement period. The Company completed the valuation of certain intangible assets, finalized the working capital and recorded adjustments to the initial purchase price allocation which resulted in a net decrease to goodwill in the amount of approximately $4.9 million in the first quarter 2011. During the second quarter of 2011, the Company recorded an adjustment to the value of certain software due to insufficient licensing by the seller prior to the acquisition.  As a result, the Company has recorded an increase in goodwill in the amount of approximately $0.4 million to adjust the fair value of these assets to the correct amount.  Management has determined that this adjustment is immaterial to the previously presented financial statements; accordingly, the adjustment is presented in the current period.

The following table summarizes the allocation of the purchase consideration as follows (in thousands):

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisition of Protus during the year ended December 31, 2010 is not expected to be deductible for income tax purposes.

Other 2010 Acquisitions

The consolidated statement of operations, since the date of the applicable acquisitions, and balance sheet as of December 31, 2010 reflects the results of operations of all eight 2010 acquisitions. For the year ended December 31, 2010, these acquisitions contributed $9.7 million to the Company’s total revenues. Earnings contributions from these acquisitions were not separately identifiable due to j2 Global’s integration activities.  Total consideration for these transactions was $277.1 million, net of cash acquired and including $29.2 million in assumed liabilities consisting primarily of deferred revenue, trade accounts payable and other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the purchase consideration as follows (in thousands):

Asset	Valuation

Accounts Receivable	$3,969
Property and Equipment	4,262
Technology	2,600
Other Assets	2,122
Customer Relationships	35,832
Trade Name	27,741
Non-Compete Agreements	2,588
Goodwill	195,633
Deferred Revenue	(6,683)
Accounts Payable and Other	(7,743)
Deferred Tax Liability, net	(12,408)

Total	$247,913

The initial accounting for the acquisition of Venali, Inc. was completed during the fourth quarter 2010; however, this accounting remained subject to change during the measurement period. Based upon an income tax position taken by the seller during the third quarter 2011 for a tax deduction prior to the acquisition in connection with certain acquired liabilities, the Company recorded an adjustment to the purchase price allocation of Venali, Inc. for the finalization of certain tax benefits on these acquired liabilities that were greater than previously estimated.  The Company has recorded an increase in deferred tax assets of approximately $0.6 million with a corresponding decrease to goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisitions during the year ended December 31, 2010 is $195.6 million, of which $15.8 million is expected to be deductible for income tax purposes.

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

4.       Investments

Short-term investments of $38.5 million consist primarily of corporate and governmental bonds and certificates of deposits that are stated at fair market value.

The following table summarizes j2 Global’s debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	December 31, 2011	December 31, 2010
Due within 1 year	$30,512	$14,029
Due within more than 1 year but less than 5 years	38,847	7,383
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	4,230	792

Total	$73,589	$22,204

The following table summarizes j2 Global’s investments designated as trading and available-for-sale (in thousands):

	December 31, 2011	December 31, 2010
Trading	$2	$6
Available-for-sale	73,589	22,204

Total	$73,591	$22,210

The following table summarizes the gross unrealized gains and losses and fair values for investments as of December 31, 2011 and December 31, 2010 aggregated by major security type (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2011
Debt Securities	$73,731	$99	$(241)	$73,589

December 31, 2010
Debt Securities	$21,882	$322	$—	$22,204

At December 31, 2011 and 2010, corporate and auction rate debt securities were recorded as available-for-sale. The corporate debt securities primarily have fixed interest rates. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to December 31, 2011. At December 31, 2011, j2 Global’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.  For the year ended December 31, 2011, the Company recorded gains from the sale of investments of approximately $0.6 million which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $0.3 million.  For the year ended December 31, 2010, the Company recorded gains from the sale of investments of approximately $4.5 million which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $2.0 million.

Investments that have been in an unrealized loss position as of December 31, 2011 had a fair value of $46.2 million and have been in a continuous unrealized loss for less than 12 months. No investments as of December 31, 2011 were in a continuous loss for greater than 12 months.  Investments that have been in an unrealized loss position as of December 31, 2010 were not material to the financial statements.

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

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it is more-likely-than-not will be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

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

During the fourth quarter of 2011, j2 Global sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a $0.6 million gain on the sale. This gain included a reversal of unrealized gains from accumulated other comprehensive income of approximately $0.3 million and was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2011. During the fourth quarter of 2010, j2 Global sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a $3.9 million gain on the sale. This gain included a reversal of unrealized gains from accumulated other comprehensive income of approximately $1.5 million and was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2010.  During the fourth quarter of 2009, j2 Global determined that one auction rate security was other-than-temporarily impaired and recorded an impairment loss of $0.2 million for the year ended December 31, 2009. During the fourth quarter of 2009, the Company sold an auction rate security which was previously determined to be other than temporarily impaired and recognized a gain on the sale in the amount of $1.8 million, which was recorded within interest and other income within the consolidated statement of operations for the year ended December 31, 2009.

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

The following tables present the fair values of j2 Global’s financial instruments that are measured at fair value on a recurring basis (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
Money market and other funds	$79,945	$—	$—	$79,945
Time deposits	7,082	—	—	7,082
Certificates of Deposit	8,000	—	—	8,000
Equity Securities	2	—	—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,006	—	—	15,006
Debt securities issued by states of the United States and political subdivisions of the states	16,228	—	—	16,228
Debt securities issued by foreign governments	6,544	—	—	6,544
Corporate debt securities	35,811	—	—	35,811
Total	$168,618	$—	$—	$168,618

December 31, 2010	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
Money market and other funds	$3,087	$—	$—	$3,087
Time deposits	4,765	—	—	4,765
Certificates of Deposit	6	—	—	6
Equity Securities	6,603	—	—	6,603
Debt securities issued by foreign governments	2,865	—	—	2,865
Corporate debt securities	12,240	—	—	12,240
Auction Rate Securities	—	—	496	496
Total	$29,566	$—	$496	$30,062

The following table provides a summary of changes in fair value of j2 Global’s Level 3 financial assets as of December 31, 2011 and 2010 (in thousands):

	Level 3 Financial Assets
	Year Ended December 31, 2011	Year Ended December 31, 2010

Beginning Balance	$496	$1,781
Total gains (losses) - realized/unrealized
Included in earnings (other than temporary impairment)	553	3,922
Not included in earnings	(322)	(507)
Purchases, issuances and settlements	(727)	—
Transfers in and/or out of Level 3	—	—
Balance, December 31, 2011 and 2010	$—	$496

Total losses for the period included in earnings relating to assets still held at December 31, 2011 and 2010	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income. Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.       Property and Equipment

Property and equipment, stated at cost, at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Computers and related equipment	$50,888	$44,151
Furniture and equipment	1,205	1,153
Leasehold improvements	3,756	3,768
	55,849	49,072
Less: Accumulated depreciation and amortization	(41,411)	(35,505)
Total property and equipment, net	$14,438	$13,567

Depreciation and amortization expense was $6.3 million, $5.7 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the fourth quarter of 2009, the Company determined based upon its current and future business needs that the rights to certain external administrative software would not provide any future benefit. Accordingly, j2 Global recorded a disposal in the amount of $2.4 million to the consolidated statement of operations representing the capitalized cost as of December 31, 2009. Total disposals of long-lived assets for the year ended December 31, 2011, 2010 and 2009 were approximately $0.3 million, $0.2 million and $2.5 million, respectively.

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

The changes in carrying amounts of goodwill for the year ended December 31, 2011 and 2010 are as follows (in thousands):

Balance as of January 1, 2010	$81,258
Goodwill acquired	200,863
Purchase Accounting Adjustments	(108)
Foreign Exchange Translation	(165)
Balance as of December 31, 2010	$281,848
Goodwill acquired	2,522
Purchase Accounting Adjustments	(5,140)
Foreign Exchange Translation	(214)
Balance as of December 31, 2011	$279,016

See Note 3 – Business Acquisitions for discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2011 and 2010 as follows (in thousands):

Intangible assets with indefinite lives:

	2011	2010
Tradename	$28,254	$27,418
Other	5,317	4,992
Total	$33,571	$32,410

The Company determined that a certain tradename no longer has an indefinite life as of the fourth quarter 2011.  Accordingly, the Company has reclassified $1.4 million from intangible assets with indefinite lives to intangible assets subject to amortization during fiscal year 2011.  The Company has determined that this intangible asset has a remaining useful life of 5 years and it will be amortized accordingly.

As of December 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	12.6 years	$10,584	$4,147	$6,437
Patent and patent licenses	8.4 years	38,229	20,712	17,517
Customer relationships	6.7 years	49,245	13,380	35,865
Other purchased intangibles	4.7 years	11,545	6,868	4,677
Total		$109,603	$45,107	$64,496

As of December 31, 2010, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	13.7 years	$9,154	$3,177	$5,977
Patent and patent licenses	8.6 years	35,548	17,446	18,102
Customer relationships	6.7 years	43,372	6,698	36,674
Other purchased intangibles	4.7 years	11,238	4,447	6,791
Total		$99,312	$31,768	$67,544

Expected amortization expense for intangible assets subject to amortization at December 31, 2011, are as follows (in thousands):

Fiscal Year:
2012	$12,724
2013	12,079
2014	11,193
2015	10,451
2016	8,770
Thereafter	9,279
Total expected amortization expense	$64,496

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

Amortization expense was $13.4 million, $8.8 million and $8.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has initiated litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to Open Text Corporation and its Captaris business (“Open Text”), EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

j2 Global’s ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638, 6,350,066 6,597,688 and 7,020,132 against Open Text and EasyLink are being litigated in the United States District Court for the Central District of California before the same judge. Discovery in the cases is underway.  In both cases we are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. Both defendants filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents asserted. Open Text also asserted counterclaims purporting to allege violations of federal and state antitrust laws, but Open Text dismissed those claims on September 14, 2011.  The Court completed Part One of the Markman hearing, covering two of the patents asserted, on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text’s motion for reconsideration of certain portions of the Markman Order was denied on July 2011. The Court completed Part Two of the Markman Hearing covering the two other patents asserted on July 29, 2011, and issued a related Markman Order on October 20, 2011.  In both Markman Orders, the Court adopted a claim construction either identical to or consistent with j2 Global’s proposed construction for every disputed claim term in all four patents asserted. Trial is currently scheduled to begin on November 13, 2012.

On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys’ fees, interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,699 and unfair competition in violation of California’s Business & Professions Code § 17200 et. seq.; and seeking declaratory judgment of non-infringement and invalidity and requesting damages, injunctive relief, interest and attorneys’ fees and costs. On December 8, 2011, j2 Global submitted a request to the USPTO to put RingCentral’s U.S. Patent No. 7,702,669 (the “’669 patent”) into reexamination proceedings.  On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the ’669 patent. Discovery has not yet commenced.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of j2 Global’s patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company’s patents. Also on March 3, 2010, j2 Global moved to transfer the case to the United States District Court for the Central District of California, or in the alternative to stay the case. On June 17, 2010 the Court granted the Company’s motion, transferring the case to the Central District of California.  The case was dismissed without prejudice on January 24, 2012.

On February 22, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against the Company and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of U.S. Patent Nos. 6,208,638 and 6,350,066. The Company and its affiliate have not yet filed an answer to the complaint.

On September 15, 2006, one of the Company’s affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global’s motion to stay the case pending the conclusion of the Company’s appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court’s non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed its motion to dismiss IGC’s amended counterclaims. The Company’s motion was heard on February 15, 2011. Subsequently, the case was transferred to a new judge, who conducted a second hearing on the motion.  The court ruled on the motion on September 2, 2011, dismissing IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. The case is currently in discovery.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “‘494 patent”). Bear Creek is seeking damages in at least the amount of a reasonable royalty, a permanent injunction against continued infringement, treble damages, attorneys’ fees, interest and costs. On June 29, 2007, the Company filed an answer to the complaint denying liability, asserting affirmative defenses and asserting counterclaims of non-infringement and invalidity. On September 21, 2007, Bear Creek filed its reply to the Company’s counterclaims, denying each one. On February 11, 2008, j2 Global filed a request for reexamination of the ‘494 patent with the USPTO. On February 28, 2008, the Court stayed the case during the pendency of the reexamination proceedings and on September 10, 2009, the Court “administratively closed” the case pending resolution of such proceedings. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On September 16, 2009, Bear Creek appealed the final rejection to the USPTO’s Board of Patent Appeals and Interferences (the “Patent Board”) and on  September 29, 2011, the Patent Board affirmed the Examiner’s rejection of the reexamined claims. On November 29, 2011, Bear Creek filed a notice of its intent to appeal the USPTO’s decision and on January 23, 2012, j2 Global filed a notice of its intent to participate in the appeal.

In December 2008, AGV Sports Group, Inc. and other co-plaintiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s newly acquired subsidiary Protus IP Solutions, Inc. (now known as j2 Global Canada, Inc.) (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV sought judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA and $500 for each violation of the MD-TCPA. In January 2012, the parties settled the case in its entirety and the case was dismissed with prejudice on January 4, 2012.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery is ongoing.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “’640 patent”) and 7,804,823 (the “’823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. j2 Global filed a responsive pleading in this matter in May 2011. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the Examiner granted j2 Global’s reexamination request with respect to the ‘823 patent, then on September 9, 2011, the Examiner closed the prosecution and affirmed all the claims in the patent. j2 Global intends to appeal this decision with the Patent Board. On October 1, 2011, the USPTO granted the reexamination request with respect to the ‘640 patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the ‘640 reexamination proceeding is pending. The court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On December 31, 2011, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate confirming all claims of the ‘640 patent.  j2 Global also intends to appeal this decision with the Patent Board.

On May 10, 2011, Klausner Technologies, Inc. (“Klausner”) filed suit against 24 defendants, including j2 Global, in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges infringement of U.S. Patent Numbers 5,572,576 and 5,283,818. Klausner is seeking a permanent injunction against continued infringement, compensatory damages, attorneys’ fees, interest and costs. j2 Global filed an answer to the complaint on September 2, 2011. Discovery has commenced.

j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible, after giving effect to existing reserves, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations or cash flows in a particular period. The Company has not accrued for a loss contingency relating to certain of these legal proceedings because unfavorable outcomes are not considered by management to be probable or the amount of any losses reasonably estimable.

Credit Agreement

On January 5, 2009, j2 Global entered into a Credit Agreement with Union Bank, N.A. (“Lender”) in order to further enhance its liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, the Company entered into an amendment to Credit Agreement with the Lender (as amended, the “Credit Agreement”). The Credit Agreement provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until August 16, 2013, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. j2 Global may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

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

Pursuant to the Credit Agreement, significant subsidiaries based in the U.S. are required to guaranty j2 Global’s obligations under the Credit Agreement. “Significant subsidiary” is defined as subsidiaries that had net income for the fiscal quarter then most recently ended in excess of ten percent (10%) of EBITDA (as defined in the Credit Agreement) for such fiscal quarter or had assets in excess of ten percent (10%) of the total assets of j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended. Also pursuant to the Credit Agreement, the Company entered into a Security Pledge Agreement whereby j2 Global granted to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global. j2 Global will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

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

Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases, which expire at various dates through 2021. Future minimum lease payments at December 31, 2011, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Operating Leases
Fiscal Year:
2012	$2,563
2013	2,163
2014	2,051
2015	1,651
2016	1,622
Thereafter	4,829
Total minimum lease payments	$14,879

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.3 million and $1.8 million, respectively.

9.       Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$3,673	$22,806	$29,614
State	412	3,435	1,618
Foreign	11,443	1,890	349
Total current	15,528	28,131	31,581

Deferred:
Federal	6,761	1,095	(765)
State	2,012	(276)	84
Foreign	(1,951)	(1,360)	52
Total deferred	6,822	(541)	(629)

Total provision	$22,350	$27,590	$30,952

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net	0.9	1.9	1.1
Foreign rate differential	(16.0)	(17.7)	(15.7)
Reserve for uncertain tax positions	(5.7)	5.9	8.4
Valuation Allowance	(0.1)	(1.4)	2.0
Other	2.2	1.2	0.9
Effective tax rates	16.3%	24.9%	31.7%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$3,480	$3,877
Tax credit carryforwards	1,461	779
Accrued expenses	977	1,622
Allowance for bad debt	690	842
Share-based compensation expense	5,818	4,901
Basis difference in intangible assets	—	2,494
Impairment of investments	460	1,109
Gain on sale of intangible assets	137	285
Deferred revenue	587	—
Other	—	1,113
	13,610	17,022
Less: Valuation Allowance	(515)	(1,091)
Total deferred tax assets	$13,095	$15,931

Deferred tax liabilities:
State taxes	$(248)	$(952)
Basis difference in fixed assets	(2,361)	(1,445)
Basis difference in intangible assets	(17,074)	(11,487)
Prepaid insurance	(284)	(268)
Deferred revenue	—	(466)
Other	(442)	(116)
Total deferred tax liabilities	$(20,409)	$(14,734)

Net deferred tax assets	$(7,314)	$1,197

The Company had approximately $13.1 million and $15.9 million in deferred tax assets as of December 31, 2011 and 2010, respectively, related primarily to net operating loss carryforwards, differences in share-based compensation between its financial statements and its tax returns and basis differences in intangibles and fixed assets from the Protus acquisition. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During 2011 and 2010, j2 Global sold certain debt securities which produced neither a tax gain nor loss. Some of the sold debt securities were impaired in 2009 resulting in a deferred tax asset and associated valuation allowance of $2.3 million.  As a result of the sale, a portion of the valuation allowance was reversed.

As of December 31, 2011, the Company had utilizable federal and state (California) net operating loss carryforwards (“NOLs”) of $6.7 million and $6.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal and state NOLs will be available for use before their expiration. These NOLs expire through the year 2028 for the federal and 2017 for the state. In addition, as of December 31, 2011 and 2010, the Company had state research and development tax credits of $0.2 million and $0.8 million, which last indefinitely.

In 2008, the Governor of California signed into law legislation that suspended the use of NOLs for tax years beginning on or after January 1, 2008 and 2009. In 2010, the suspension was extended an additional two years through the end of 2011. As a result, the Company will not be permitted to utilize its California NOLs generated in prior years to offset taxable income in 2008 through 2011 for purposes of determining the applicable California income tax due. Current law reinstates use of NOLs in tax years beginning on or after January 1, 2012 absent extension of the suspension.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $11.0 million and $7.5 million at December 31, 2011 and 2010, respectively.

Uncertain Income Tax Positions

j2 Global accrued liabilities for uncertain income tax positions in accordance with the requirements of ASC 740. During 2011, j2 Global recognized a net increase of $6.6 million in liabilities related to positions taken during 2011. The Company also had a net decrease of $1.2 million related to the reversal of positions taken in prior years and a decrease in liabilities for uncertain income tax positions as a result of the expiration of statutes of limitations of $12.6 million, excluding interest and penalties, during 2011. Accordingly, the Company had $30.1 million in liabilities for uncertain income tax positions at December 31, 2011. Included in this liability amount were $1.7 million accrued for related interest, net of federal income tax benefits and penalties recorded in income tax expense on j2 Global’s consolidated statement of operations.

The reconciliation of the Company’s unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2011	$35,585
Decreases related to positions taken during a prior period	(1,237)
Increases related to positions taken in the current period	6,608
Decrease related to lapse of statute of limitations	(12,590)
Balance at December 31, 2011	$28,366

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. However, the Company estimates that approximately $5.5 million of uncertain income tax positions are reasonably possible to occur in the next 12 months.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $262.3 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $60.5 million, $101.3 million and $53.3 million for the year ended December 31, 2011. 2010 and 2009, respectively, and income from foreign operations of $76.6 million, $9.3 million and $44.5 million for the year ended December 31, 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, the Company recorded tax benefits of $15.8 million, $2.7 million and $4.0 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of j2 Global’s income tax liability and an increase in equity, respectively.

j2 Global is currently under audit by the California FTB for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax year 2009 and has received verbal notice from the Canada Revenue Agency regarding an audit of value added sales taxes for tax years 2009 through 2011. It is possible that this audit may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change. j2 Global is also under audit by various other states for non-income related taxes.

10.     Stockholders’ Equity

Share Repurchase Program

In May 2010, the Company’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012 (the “2010 Program”).  During the year ended December 31, 2010, 6,300 shares were repurchased at an aggregated cost of $0.1 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method. No shares were repurchased during the year ended December 31, 2011. Effective February 15, 2012, the Company’s Board of Directors terminated and replaced this 2010 Program with a program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013.  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program. At December 31, 2011 and December 31, 2010, 8,680,568 common shares at a cost of $112.7 million were held as treasury stock.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to satisfy tax withholding obligations of such participants arising upon the vesting of restricted stock. During the year ended December 31, 2011, the Company purchased 291,930 shares from plan participants.

Dividends

On August 1, 2011, the Company's Board of Directors approved the initiation of quarterly cash dividends to its stockholders. The first quarterly dividend of $0.20 per share of common stock was paid on September 19, 2011 to all stockholders of record as of the close of business on September 2, 2011.  A second quarterly dividend of $0.205 per share of common stock was paid on November 28, 2011 to all stockholders of record as of the close of business on November 14, 2011.  On February 14, 2012, the Company announced that its Board of Directors had approved the declaration of a cash dividend of $0.21 per share of common stock to be paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012.  Future dividends will be subject to Board approval. See Note 8 – Commitments and Contingencies – for further details regarding the Credit Agreement.

11.     Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan (each is described below).

(a)	Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Plan

In November 1997, j2 Global’s Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan, which was twice amended and restated (the “1997 Plan”). The 1997 Plan terminated in 2007, although stock options and restricted stock issued under the 1997 Plan continue to be governed by it. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan.

In October 2007, j2 Global’s Board of Directors adopted the j2 Global, Inc. 2007 Stock Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for 2007 Plan purposes is 4,500,000. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options.

At December 31, 2011, 2010 and 2009, options to purchase 1,155,335, 2,647,130, and 2,939,410 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $19.80, $11.31 and $8.96, respectively. Stock options generally expire after 10 years and vest over a five-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	4,322,930	$11.73
Granted	808,760	$18.05
Exercised	(523,290)	$5.18
Canceled	(127,809)	$28.00
Options outstanding at December 31, 2009	4,480,591	$13.17
Granted	167,967	$23.13
Exercised	(816,552)	$9.18
Canceled	(37,612)	$20.26
Options outstanding at December 31, 2010	3,794,394	$14.40
Granted	163,319	$29.42
Exercised	(1,820,678)	$7.92
Canceled	(49,340)	$24.76
Options outstanding at December 31, 2011	2,087,695	$20.99	5.7	$16,579,072
Exercisable at December 31, 2011	1,155,335	$19.80	4.2	$10,785,222
Vested and expected to vest at December 31, 2011	1,954,939	$20.80	5.5	$15,906,751

For the year ended December 31, 2011, j2 Global granted 163,319 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management and Board members. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted–average grant-date fair value of options granted during the years 2011, 2010 and 2009 was $12.54, $11.00 and $9.89, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $41.4 million, $13.2 million and $9.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $8.8 million and $7.4 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $7.1 million, $7.5 million and $2.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $14.2 million, $1.5 million and $3.3 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

At December 31, 2011, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $3.52 to $34.73, with a weighted-average remaining contractual life of 5.65 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2011	Weighted Average Exercise Price
3.52 – 9.55	306,766	1.64	$7.70	306,766	$7.70
11.43 – 15.65	22,476	4.18	14.11	14,476	14.31
17.19	394,317	7.18	17.19	47,097	17.19
18.77	256,116	3.67	18.77	256,116	18.77
20.15 – 21.67	291,425	6.80	21.09	129,592	21.03
21.88 – 24.61	211,036	7.07	22.89	86,468	22.70
25.93 – 29.34	290,059	7.41	28.32	85,220	28.41
31.07 – 33.51	284,500	6.02	32.68	201,600	32.89
33.54	16,000	0.03	33.54	16,000	33.54
34.73	15,000	5.56	34.73	12,000	34.73
$3.52 - $34.73	2,087,695	5.65	$20.99	1,155,335	$19.80

At December 31, 2011, there were 2,037,090 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

As of December 31, 2011, there was $9.0 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.45 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on historical volatility of j2 Global’s common stock. The Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0% as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.9%, 14.5% and 14.5% as of December 31, 2011, 2010 and 2009, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk free interest rate	2.3%	2.6%	2.4%
Expected term (in years)	6.5	6.5	6.5
Dividend yield	2.6%	0.0%	0.0%
Expected volatility	41.8%	44.7%	54.9%

Share-Based Compensation Expense

The following table represents the share-based compensation expense that was included in cost of revenues and operating expenses in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$982	$1,217	$1,263
Operting expenses:
Sales and marketing	1,431	1,826	1,818
Research, development and engineering	477	815	853
General and administrative	6,103	7,079	7,084
	$8,993	$10,937	$11,018

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its board of directors and senior staff pursuant to the 1997 Plan and 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company granted 130,212, 101,082 and 730,603 shares of restricted stock and restricted units during the years ended December 31, 2011, 2010 and 2009, respectively, and recognized $3.9 million, $4.0 million and $3.7 million, respectively, of related compensation expense. As of December 31, 2011, the Company had unrecognized share-based compensation cost of $11.3 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.47 years for awards and 4.11 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $3.2 million, $3.8 million and $2.0 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $0.3 million, $1.2 million and $1.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009.  In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest in the amount of approximately $25,000 for the year ended December 31, 2011.

Restricted stock activity for the year ended December 31, 2011 is set forth below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	816,670	$19.59
Granted	113,212	29.20
Vested	(153,274)	20.96
Canceled	(33,925)	17.54
Nonvested at December 31, 2011	742,683	$20.87

Restricted stock unit activity for the year ended December 31, 2011 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—
Granted	17,500
Vested	—
Canceled	—
Outstanding at December 31, 2010	17,500
Granted	17,000
Vested	(1,750)
Canceled	—
Outstanding at December 31, 2011	32,750	2.8	$921,585
Vested and expected to vest at December 31, 2011	22,037	2.7	$620,134

(b)     Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2011, 2010 and 2009, 5,235, 4,894 and 5,808 shares, respectively, were purchased under the Purchase Plan at prices ranging from $29.24 to $25.40 per share. As of December 31, 2011, 1,651,398 shares were available under the Purchase Plan for future issuance.

12.     Defined Contribution 401(k) Savings Plan

j2 Global has a 401(k) Savings Plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the 401(k) Savings Plan at the discretion of j2 Global’s Board of Directors. For the years ended December 31, 2011 and 2010, the Company accrued $0.1 million and $0.1 million, respectively, for contributions to the 401(k) Savings Plan.

13.     Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended Decemer 31,
	2011	2010	2009

Numerator for basic and diluted net earnings per common share:
Net earnings	$114,766	$83,047	$66,827
Net earnings available to participating securities (a)	(1,932)	—	—
Net earnings available to common shareholders	112,834	83,047	66,827

Denominator:
Weighted-average outstanding shares of common stock	45,799,615	44,578,036	43,936,194
Dilutive effect of:
Dilutive effect of equity incentive plans	585,233	1,363,807	1,201,807
Common stock and common stock equivalents	46,384,848	45,941,843	45,138,001

Net earnings per share:
Basic	$2.46	$1.86	$1.52
Diluted	$2.43	$1.81	$1.48

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2011, 2010 and 2009, there were 421,319, 551,130 and 815,409 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

14.     Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, the United Kingdom and other international territories. Information about the Company’s revenues and assets in the U.S. and international territories for the reporting period is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year Ended December 31,
	2011	2010	2009
Revenues:
United States	$203,153	$208,779	$209,547
All other countries	127,006	46,615	36,024
Total	$330,159	$255,394	$245,571

	As of December 31,
	2011	2010
Long-lived assets:
United States	$35,498	$36,033
All other countries	43,436	45,078
Total	$78,934	$81,111

Revenues for the year ended December 31, 2011 reflect a first quarter 2011 change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced 2011 subscriber revenues predominately in the United States (see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies for further details).

15.     Related Party Transactions

(a)	Lease and Expense Reimbursement

Until the fourth quarter of 2011, the Company leased its headquarters office from a company that was affiliated with the Chairman of the Board. That company sold its interest in our headquarters to a third-party during the fourth quarter 2011. For fiscal years 2011, 2010 and 2009, j2 Global paid $1.2 million, $1.2 million and $1.1 million, respectively, in rent to this company. In addition to this lease, for fiscal years 2011, 2010 and 2009, j2 Global incurred approximately zero, $1,000 and $5,000, respectively, in expense reimbursement to firms affiliated with the Company’s Chairman of the Board. j2 Global believes this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

(b)	Consulting Services

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2011, 2010 and 2009, j2 Global paid Orchard Capital approximately $0.3 million for these services.

On October 1, 2008, j2 Global entered into a consultancy agreement with John F. Rieley, a member of j2 Global’s Board of Directors. The agreement has a one year term with automatic one year renewals. Its current term runs through September 30, 2012.  Either party may terminate the agreement at any time for any reason. Pursuant to this agreement, Mr. Rieley assists j2 Global in developing and implementing public relations programs in exchange for annual compensation of $0.1 million payable monthly. In addition, under the agreement in the event that j2 Global requests that Mr. Rieley work more than 20 hours in any calendar month, j2 Global will pay Mr. Rieley an additional $500 per hour for each additional hour worked. Total compensation paid to Mr. Rieley for the years ended December 31, 2011, 2010 and 2009 was approximately $0.1 million.

16.     Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2011, 2010 and 2009 approximated $0.1 million, $0.1 million and $0.1 million, respectively, substantially all of which related to interest on foreign taxes and interest on settled acquisition holdback.

j2 Global paid taxes of $13.5 million, $35.7 million and $24.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company acquired property and equipment for $0.8 million, $0.3 million and $0.2 million during 2011, 2010 and 2009, respectively, which had not been yet paid at the end of each such year.

During 2011, 2010 and 2009, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $15.8 million, $2.7 million and $4.0 million, respectively.

Included in the purchase prices of the acquisitions during 2011, 2010 and 2009 were contingent holdbacks of $1 million, $2.2 million and $1.1 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date.

17.     Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2011 and 2010 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$85,072	$86,027	$85,676	$73,384
Gross profit	70,411	71,025	70,518	57,592
Net earnings	29,819	25,498	28,514	30,935
Net earnings per common share:
Basic	$0.63	$0.55	$0.63	$0.69
Diluted	$0.62	$0.54	$0.61	$0.66
Weighted average shares outstanding
Basic	46,692,364	45,993,328	45,399,940	45,093,127
Diluted	46,989,376	46,455,584	46,723,792	46,558,543

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$71,025	$62,778	$61,311	$60,280
Gross profit	58,317	52,046	50,931	50,014
Net earnings	26,867	19,834	18,710	17,636
Net earnings per common share:
Basic	$0.60	$0.44	$0.42	$0.40
Diluted	$0.58	$0.43	$0.41	$0.39
Weighted average shares outstanding
Basic	44,843,543	44,716,366	44,493,676	44,250,521
Diluted	46,358,698	45,939,172	45,808,173	45,421,180

18.     Subsequent Events

In January 2012, the Company purchased for cash substantially all of the assets of Offsite Backup Solutions, LLC, a Phoenix-based provider of online backup solutions. In February 2012, the Company purchased for cash: (a) Landslide Technologies, Inc., a Boston-based provider of online customer relationship management solutions designed for small to mid-sized businesses, and (b) Zimo Communications, a UK provider of cloud-based voice services. The financial impact to j2 Global for each transaction, individually and in the aggregate, is immaterial as of the date of each acquisition.

On February 14, 2012, the Company announced that its Board of Directors had approved the declaration of a quarterly cash dividend to its stockholders. The dividend of $0.21 per share of common stock will be paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012.  Future dividends will be subject to Board approval and the terms of the Credit Agreement.

Effective February 15, 2012, the Company’s Board of Directors terminated and replaced the Company 2010 share repurchase program set to expire April 30, 2012 with a new plan to purchase up to five million shares of the Company’s common stock through February 20, 2013.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in   Internal Control – Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2011. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc. and its subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  j2 Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, j2 Global, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of j2 Global, Inc. and its subsidiaries and our report dated February 27, 2012 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California
February 27, 2012

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2011 Proxy Statement”) for the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2011 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2011 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2011 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2011 Proxy Statement.

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

Exhibit No.	Exhibit Title
3.1	Certificate of Incorporation, as amended and restated (1)
3.1.1	Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (7)
3.1.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation (9)
3.1.6	Certificate of Ownership and Merger (12)
3.2	By-laws, as amended and restated (1)
3.2.1	Amended and Restated By-laws (12)
4.1	Specimen of Common Stock certificate (5)
4.1.2	Specimen of Common Stock Certificate (12)
10.1	j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.1.1	Amendment No. 1 to j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (9)
10.2	j2 Global, Inc. 2007 Stock Plan (10)
10.3	Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (8)
10.4	Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (4)
10.4.1	Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global and Orchard Capital Corporation (7)
10.5	Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.6	Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 private placements (1)
10.7	Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC, Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and Anand Narasimhan (1)
10.8	Consultancy Agreement between j2 Global and John F. Rieley, dated as of October 1, 2008
10.9	Credit Agreement dated as of January 5, 2009 with Union Bank N.A (11)
10.9.1	Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 with Union Bank N.A.
21	List of subsidiaries of j2 Global

Exhibit No.	Exhibit Title
23.1	Consent of Independent Registered Public Accounting Firm – SingerLewak LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999, Registration No. 333-76477.

(2)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 30, 2000.

(3)	Incorporated by reference to j2 Global’s Registration Statement on Form S-3 with the Commission on December 29, 2000, Registration No. 333-52918.

(4)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.

(5)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(6)	Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July 17, 2001, Registration No. 333-55402.

(7)	Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.

(8)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.

(9)	Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.

(10)	Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18, 2007.

(11)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2009.

(12)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

j2 Global, Inc.
By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 27, 2012.

Signature	Title

/s/ NEHEMIA ZUCKER Nehemia Zucker	Chief Executive Officer (Principal Executive Officer)

/s/ KATHLEEN M. GRIGGS Kathleen M. Griggs	Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD S. RESSLER Richard S. Ressler	Chairman of the Board and a Director

/s/ DOUGLAS Y. BECH Douglas Y. Bech	Director

/s/ ROBERT J. CRESCI Robert J. Cresci	Director

/s/ WILLIAM B. KRETZMER William B. Kretzmer	Director

/s/ JOHN F. RIELEY John F. Rieley	Director

/s/ STEPHEN ROSS Stephen Ross	Director

/s/ MICHAEL P. SCHULHOF Michael P. Schulhof	Director

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$2,588	$6,900	$(6,084)	$3,404
Deferred tax asset valuation allowance	(1,091)	(196)	772	(515)
Year Ended December 31, 2010:
Allowance for doubtful accounts	$3,077	$1,965	$(2,454)	$2,588
Deferred tax asset valuation allowance	(2,255)	(707)	1,871	(1,091)
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,896	$799	$(618)	$3,077
Deferred tax asset valuation allowance	—	(2,255)	—	(2,255)

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.