Form 10-Q
period 2012-03-31
J2 GLOBAL, INC.
filed 2012-05-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, the registrant had 46,260,206 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED MARCH 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$135,682	$139,359
Short-term investments	29,072	38,513
Accounts receivable, net of allowances of $3,752 and $3,404, respectively	19,908	19,071
Prepaid expenses and other current assets	9,091	14,311
Deferred income taxes	2,203	1,643
Total current assets	195,956	212,897
Long-term investments	28,593	43,077
Property and equipment, net	14,205	14,438
Tradenames, net	34,881	34,691
Patent and patent licenses, net	17,411	17,517
Customer relationships, net	41,819	35,865
Goodwill	290,097	279,016
Other purchased intangibles, net	9,630	9,994
Deferred income taxes	4,690	3,160
Other assets	652	516
Total assets	$637,934	$651,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$23,224	$24,070
Income taxes payable	2,372	1,494
Deferred revenue	28,157	26,695
Liability for uncertain tax positions	5,523	5,523
Deferred income taxes	3	16
Total current liabilities	59,279	57,798
Liability for uncertain tax positions	26,089	24,554
Deferred income taxes	10,154	12,102
Other long-term liabilities	2,175	2,342
Total liabilities	97,697	96,796
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at March 31, 2012 and December 31, 2011; total issued 54,301,815 and 55,389,636 shares at March 31, 2012 and December 31, 2011, respectively; and total outstanding 45,621,247 and 46,709,068 shares at March 31, 2012 and December 31, 2011, respectively	543	554
Additional paid-in capital	196,012	197,374
Treasury stock, at cost (8,680,568 shares at March 31, 2012 and December 31, 2011)	(112,671)	(112,671)
Retained earnings	457,458	472,595
Accumulated other comprehensive loss	(1,105)	(3,477)
Total stockholders’ equity	540,237	554,375
Total liabilities and stockholders’ equity	$637,934	$651,171

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Subscriber	$84,825	$72,868
Other	1,827	516
	86,652	73,384
Cost of revenues (including share-based compensation of $242 for the three months of 2012 and $244 for the three months of 2011, respectively)	15,864	15,792
Gross profit	70,788	57,592
Operating expenses:
Sales and marketing (including share-based compensation of $375 for the three months of 2012 and $348 for the three months of 2011, respectively)	14,860	15,511
Research, development and engineering (including share-based compensation of $116 for the three months of 2012, respectively, and $147 for the three months of 2011, respectively)	4,489	4,772
General and administrative (including share-based compensation of $1,560 for the three months of 2012 and $1,466 for the three months of 2011, respectively)	13,829	14,242
Total operating expenses	33,178	34,525
Operating earnings	37,610	23,067
Interest and other income (expense), net	(719)	(327)
Earnings before income taxes	36,891	22,740
Income tax expense	8,352	(8,195)
Net earnings	$28,539	$30,935
Net earnings per common share:
Basic	$0.61	$0.69
Diluted	$0.60	$0.66
Weighted average shares outstanding:
Basic	46,400,441	45,093,127
Diluted	46,794,603	46,558,543
Cash dividends paid per common share	$0.21	—

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011

Net Earnings	$28,539	$30,935
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $428 and $395, respectively	1,463	1,208
Unrealized gain on available-for-sale investments, net of tax of $37 and $9, respectively	127	28
Other comprehensive income, net of tax	1,590	1,236
Comprehensive Income	$30,129	$32,171

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$28,539	$30,935
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,926	5,109
Amortization of discount or premium of investments	319	102
Share-based compensation	2,280	2,205
Excess tax benefits from share-based compensation	(286)	(679)
Provision for doubtful accounts	1,289	970
Deferred income taxes	(3,498)	(47)
Decrease (increase) in:
Accounts receivable	936	(1,681)
Prepaid expenses and other current assets	(1,055)	(687)
Other assets	150	83
(Decrease) increase in:
Accounts payable and accrued expenses	(4,488)	(143)
Income taxes payable	7,532	2,450
Deferred revenue	700	11,157
Liability for uncertain tax positions	1,536	(11,873)
Other	62	252
Net cash provided by operating activities	38,942	38,153
Cash flows from investing activities:
Purchase of certificate of deposit	(5,822)	—
Redemptions/sales of available-for-sale investments	45,164	3,600
Purchase of available-for-sale investments	(15,537)	(1,243)
Purchases of property and equipment	(1,159)	(625)
Acquisition of businesses, net of cash received	(18,843)	324
Purchases of intangible assets	(900)	(1,142)
Net cash provided by investing activities	2,903	914
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(40,273)	(1,091)
Issuance of common stock under employee stock purchase plan	29	38
Exercise of stock options	2,591	2,600
Dividends paid	(9,975)	—
Excess tax benefits from share-based compensation	286	679
Net cash provided by (used in) financing activities	(47,342)	2,226
Effect of exchange rate changes on cash and cash equivalents	1,820	871
Net change in cash and cash equivalents	(3,677)	42,164
Cash and cash equivalents at beginning of period	139,359	64,752
Cash and cash equivalents at end of period	$135,682	$106,916

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. j2 Global provides cloud services to businesses of all sizes, from individuals to enterprises. The Company’s hosted solutions deliver its customers greater efficiency, flexibility, mobility, business continuity and security.  j2 Global offers online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. The Company markets its services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe®, LandslideCRMTMand Onebox®.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2012. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

j2 Global also recognizes other licensing revenues (included in “other revenues”) that primarily consist of revenues generated under license agreements for certain technology to third parties. Other licensing revenues are recognized when earned in accordance with the terms of the agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

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

As of March 31, 2012 and December 31, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximated fair value due to the short-term nature of such instruments. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held in Ireland by some of our banks are fully insured through December 31, 2012 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States, however, the Company does have accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, Poland and the United Kingdom.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance is effective for interim and annual periods beginning December 15, 2011 and will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement.  In accordance with this guidance, the Company has presented the components of net income and other comprehensive income as two consecutive statements beginning the period ended March 31, 2012.

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

The Company paid cash for the following acquisitions closed during the first quarter of 2012, (a) substantially all of the assets of Offsite Backup Solutions, LLC, a Phoenix-based provider of online backup solutions; (b) Landslide Technologies, Inc., a Boston-based provider of online customer relationship management solutions designed for small to mid-sized businesses; (c) Zimo Communications Ltd., a UK provider of cloud-based voice services; and (d) the Australian business of Zintel Communications, a cloud voice service provider.

The initial accounting for these acquisitions are incomplete and subject to change. j2 Global is currently in the process of quantifying such amounts, if any, and has recorded provisional amounts based upon management's best estimate of the value as a result of a preliminary analysis performed. Therefore, actual amounts recorded upon the finalization of certain intangible assets and related tax items may differ from the information presented in this Quarterly Report on Form 10-Q.

These acquisitions are designed to be accretive and to provide the Company additional online data backup, customer relationship and voice customers. The financial impact to j2 Global for each of these transactions, individually and in the aggregate, is immaterial as of the date of each acquisition.  The condensed consolidated statement of operations and balance sheet as of March 31, 2012 reflect the results of operations of these acquisitions.  Total consideration for these transactions was $22.4 million, net of cash acquired.

4.	Investments

Short-term investments consist generally of corporate and governmental debt securities and certificates of deposits which are stated at fair market value. Realized gains and losses of short- and long-term investments are recorded using the specific identification method.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2012	December 31, 2011
Due within 1 year	$21,070	$30,512
Due within more than 1 year but less than 5 years	19,604	38,847
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	3,167	4,230
Total	$43,841	$73,589

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	March 31, 2012	December 31, 2011
Trading	$2	$2
Available-for-sale	43,841	73,589
Total	$43,843	$73,591

The following table summarizes the gross unrealized gains and losses and fair values for investments as of March 31, 2012 and December 31, 2011 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Debt Securities	$43,820	$146	$(125)	$43,841
December 31, 2011
Debt Securities	$73,731	$99	$(241)	$73,589

At March 31, 2012, corporate and governmental debt securities were recorded as available-for-sale. The corporate and governmental debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2012. At March 31, 2012, the Company’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments that have been in an unrealized loss position as of March 31, 2012 and December 31, 2011 had a fair value of $20.7 million and $46.2 million, respectively, and have been in a continuous unrealized loss for less than 12 months.

No investments as of March 31, 2012 and December 31, 2011 were in a continuous loss for greater than 12 months.

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

§	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

§	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

§	Level 3 – Unobservable inputs which are supported by little or no market activity.

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

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

March 31, 2012	Level 1	Level 2		Level 3	Fair Value
Cash equivalents:
Money market and other funds	70,211	—	—	—	70,211
Time deposits	4,515	—		—	4,515
Certificates of Deposit	13,822	—		—	13,822
Equity securities	2	—		—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	5,999	—		—	5,999
Debt securities issued by states of the United States and political subdivisions of the states	13,552	—		—	13,552
Debt securities issued by foreign governments	6,312	—		—	6,312
Corporate debt securities	17,978	—		—	17,978
Total	$132,391	$—		$—	$132,391

December 31, 2011	Level 1	Level 2		Level 3	Fair Value
Cash equivalents:
Money market and other funds	79,945	—		—	79,945
Time deposits	7,082	—		—	7,082
Certificates of Deposit	8,000	—		—	8,000
Equity securities	2	—		—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,006	—		—	15,006
Debt securities issued by states of the United States and political subdivisions of the states	16,228	—		—	16,228
Debt securities issued by foreign governments	6,544	—		—	6,544
Corporate debt securities	35,811	—		—	35,811
Total	$168,618	$—		$—	$168,618

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

	Level 3 Financial Assets
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Beginning Balance	$—	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	—	21
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, March 31, 2012 and 2011	$—	$517
Total losses for the period included in earnings relating to assets still held at March 31, 2012 and 2011	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$279,016
Goodwill acquired	10,945
Foreign exchange translation	136
Balance as of March 31, 2012	$290,097

Intangible assets are summarized as of March 31, 2012 and December 31, 2011 as follows (in thousands):

Intangible assets with indefinite lives:

	March 31, 2012	December 31, 2011
Tradename	$28,254	$28,254
Other	5,334	5,317
Total	$33,588	$33,571

As of March 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	11.9 years	$11,325	$(4,698)	$6,627
Patent and patent licenses	8.4 years	39,028	(21,617)	17,411
Customer relationships	6.6 years	57,124	(15,305)	41,819
Other purchased intangibles	4.7 years	11,668	(7,372)	4,296
Total		$119,145	$(48,992)	$70,153

As of December 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	12.6 years	$10,584	$(4,147)	$6,437
Patent and patent licenses	8.4 years	38,229	(20,712)	17,517
Customer relationships	6.7 years	49,245	(13,380)	35,865
Other purchased intangibles	4.7 years	11,545	(6,868)	4,677
Total		$109,603	$(45,107)	$64,496

Amortization expense, included in general and administrative expense, approximated $3.7 million and $3.4 million for the three month period ended March 31, 2012 and 2011, respectively.  Amortization expense is estimated to approximate $14.5 million, $13.8 million, $12.3 million, $11.5 million and $10.2 million for fiscal years 2012 through 2016, respectively, and $11.6 million thereafter through the duration of the amortization period.

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

As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has ongoing litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to Open Text Corporation and its Captaris business (“Open Text”), EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

j2 Global's ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638, 6,350,066, 6,597,688 and 7,020,132 against Open Text and EasyLink are being litigated in the United States District Court for the Central District of California before the same judge. Discovery in the cases is underway.  In both cases we are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. Both defendants filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents asserted. Open Text also asserted counterclaims purporting to allege violations of federal and state antitrust laws, but Open Text dismissed those claims on September 14, 2011.  The Court completed Part One of the Markman hearing, covering two of the patents asserted, on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text's motion for reconsideration of certain portions of the Markman Order was denied on July 2011. The Court completed Part Two of the Markman Hearing covering the two other patents asserted on July 29, 2011, and issued a related Markman Order on October 20, 2011.  In both Markman Orders, the Court adopted a claim construction either identical to or consistent with j2 Global's proposed construction for every disputed claim term in all four patents asserted. Trial is currently scheduled to begin on November 13, 2012.

On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,669 (the “'669 patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq.; and seeking declaratory judgment of non-infringement and invalidity and requesting damages, injunctive relief, interest and attorneys' fees and costs. On December 8, 2011, j2 Global submitted a request to the USPTO to put the '669 patent into reexamination proceedings.  On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the '669 patent. On March 13, 2012, the Court entered an Order staying RingCentral's patent counterclaim pending conclusion of the reexamination proceedings. The Court also referred questions relating to RingCentral’s unfair competition claim to the FCC and stayed the unfair competition claim pending resolution by the FCC. Discovery has commenced in the Company's patent infringement case against RingCentral.

On December 24, 2009, COA Network, Inc. (“COA”) filed a complaint in the United States District Court for the District of New Jersey, seeking declaratory judgment of non-infringement, invalidity and unenforceability of several of j2 Global's patents. On March 3, 2010, the Company filed an answer to the complaint and counterclaims asserting that COA infringes two of the Company's patents. On June 17, 2010, the Company's motion to transfer the case to the Central District of California was granted.  The case was dismissed without prejudice on January 24, 2012.

On February 21, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against the Company and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of U.S. Patent Nos. 6,208,638 and 6,350,066. On April 2, 2012, the Company filed a motion to transfer the case to the Central District of California, which motion is pending. On April 9, 2012, the Company filed an answer to the complaint and counterclaims asserting that EC Data infringes these patents.

On September 15, 2006, one of the Company's affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys' fees and costs. On June 13, 2008, the Company moved to dismiss the amended counterclaims. On February 18, 2009, the Court granted j2 Global's motion to stay the case pending the conclusion of the Company's appeal of a summary judgment ruling of non-infringement in another case which involved the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court's non-infringement ruling in the other case. On June 7, 2010 the Court lifted the stay. On July 16, 2010, the Company renewed its motion to dismiss IGC's amended counterclaims. The court ruled on the motion on September 2, 2011, dismissing IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. The case is currently in discovery.

On April 20, 2012, the Company and a different affiliate filed suit against IGC in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066, 6,597,688 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. IGC has not yet answered the complaint.

On May 9, 2007, Bear Creek Technologies, Inc. (“Bear Creek”) filed suit against j2 Global in the United States District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,985,494 (the “'494 patent”). On February 11, 2008, j2 Global filed a request for reexamination of the '494 patent with the USPTO. On February 12, 2009, the USPTO finally rejected the reexamined claims and Bear Creek failed to file a response within the prescribed timeframe. On September 16, 2009, Bear Creek appealed the final rejection to the USPTO's Board of Patent Appeals and Interferences (the “Patent Board”) and on  September 29, 2011, the Patent Board affirmed the Examiner's rejection of the reexamined claims. Bear Creek elected not to pursue an appeal and the case was dismissed on March 9, 2012.

In December 2008, AGV Sports Group, Inc. and other co-plaintiffs (collectively, “AGV”) filed suit in the United States District Court for the District of Maryland against the Company’s newly acquired subsidiary Protus IP Solutions, Inc. (now known as j2 Global Canada, Inc.) (“Protus”), three of Protus’ employees and other co-defendants for allegedly sending at least 974 unsolicited fax advertisements to AGV in violation of the federal Telephone Consumer Protection Act of 1991 (the “TCPA”) and the Maryland Telephone Consumer Protection Act (“MD-TCPA”). AGV sought judgment against Protus and the individual defendants for $500 for each alleged violation of the TCPA, trebled for willfulness pursuant to the TCPA and $500 for each violation of the MD-TCPA. In January 2012, the parties settled the matter in its entirety and the case was dismissed with prejudice.

 On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys' fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery is ongoing.

On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “'640 patent”) and 7,804,823 (the “'823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. j2 Global filed a responsive pleading in this matter in May 2011. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the Examiner granted j2 Global's reexamination request with respect to the '823 patent, then on September 9, 2011, the Examiner closed the prosecution and affirmed all the claims in the patent. j2 Global has filed with the Patent Board a Notice of Appeal of this decision. On October 1, 2011, the USPTO granted the reexamination request with respect to the '640 patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the '640 reexamination proceeding is pending. The court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On December 31, 2011, the USPTO issued a Notice of Intent to Issue an Ex Parte Reexamination Certificate confirming all claims of the '640 patent.  j2 Global also intends to appeal this decision with the Patent Board. On February 7, 2012, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of the '640 patent. On March 13, 2012 Xpedite filed a motion to lift the stay, which motion is still pending. On March 30, 2012, relying on additional prior art, j2 Global filed a second ex parte reexamination request with respect to the '640 patent.

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

j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible, after giving effect to existing reserves, are likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global's consolidated financial position, results of operations or cash flows in a particular period. The Company has not accrued for a loss contingency relating to certain of these legal proceedings because unfavorable outcomes are not considered by management to be probable or the amount of any losses reasonably estimable.

8.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended March 31, 2012, the effective tax rate was 22.6%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $13.8 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively, and income from foreign operations of $23.1 million and $15.7 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had $31.6 million and $30.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $2.8 million for the three months ended March 31, 2012.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $4.5 million and $11.0 million at March 31, 2012 and December 31, 2011, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax year 2009. The Company is under audit by the Canada Revenue Agency (“CRA”) regarding an audit of value added sales taxes for tax years 2009 through 2011.  The Company is also under income tax audit by the CRA for tax years 2008 through 2010. It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various states for non-income related taxes.

9.	Stockholders’ Equity

Common Stock Repurchase Program

In May 2010, j2 Global’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012 (the “2010 Program”). Effective February 15, 2012, the Company’s Board of Directors terminated and replaced this 2010 Program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013.  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program. During the three month period ended March 31, 2012, 1.3 million shares were repurchased at an aggregated cost of $38.9 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2012, the Company purchased 47,226 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

On February 14, 2012, the Company announced that its Board of Directors had approved the declaration of a cash dividend of $0.21 per share of common stock paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012. On May 2, 2012, the Company's Board of Directors has approved a quarterly cash dividend of $0.215 per share of common stock paid on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012. Future dividends will be subject to Board approval.

10.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2012, 916,977 shares underlying options and 23,700 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2012, 1,054,308 shares underlying options and 48,750 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,087,695	$20.99
Granted	25,000	29.53
Exercised	(125,410)	20.66
Canceled	(16,000)	33.54
Outstanding at March 31, 2012	1,971,285	21.01	5.5	$16,434,951
Exercisable at March 31, 2012	1,167,685	19.49	4.1	$11,654,778
Vested and expected to vest at March 31, 2012	1,856,610	$20.78	5.3	$15,924,830

For the three months ended March 31, 2012, j2 Global granted 25,000 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2012 and 2011 were $9.11 and $12.66, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2012 and 2011 were $1.1 million and $1.2 million, respectively.

As of March 31, 2012 and December 31, 2011, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $7.8 million and $9.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.4 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the three months ended March 31, 2012 is based on historical volatility of the Company’s common stock. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0.0% as the Company did not historically pay cash dividends on its common stock.  For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 15.06% and 14.2% as of March 31, 2012 and 2011, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.27%	2.52%
Expected term (in years)	5.8	6.5
Dividend yield	2.84%	—%
Expected volatility	42%	42%
Weighted-average volatility	42%	42%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its board of directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company recognized $1.0 million and $1.1 million of compensation expense in the three months ended March 31, 2012 and 2011, respectively, related to restricted stock and restricted stock units. As of March 31, 2012 and December 31, 2011, the Company had unrecognized share-based compensation cost of approximately $10.8 million and $11.3 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.4 years for awards and 4.3 years for units.

Restricted stock award activity for the three months ended March 31, 2012 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	742,683	$20.87
Granted	7,500	29.53
Vested	(131,380)	18.46
Canceled	—	—
Nonvested at March 31, 2012	618,803	$21.48

Restricted stock unit award activity for the three months ended March 31, 2012 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	32,750
Granted	17,500
Vested	(1,500)
Canceled	—
Outstanding at March 31, 2012	48,750	2.9	$1,398,150
Vested and expected to vest at March 31, 2012	31,792	2.9	$911,786

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$242	$244
Operating expenses:
Sales and marketing	375	348
Research, development and engineering	116	147
General and administrative	1,560	1,466
Total	$2,293	$2,205

  Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2012 and 2011, 1,115 and 1,449 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $29,000 and $38,000 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, 1,650,283 shares were available under the Purchase Plan for future issuance.

11.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator for basic and diluted net earnings per common share:
Net earnings	$28,539	$30,935
Net earnings available to participating securities (a)	(436)	—
Net earnings available to common shareholders	28,103	30,935
Denominator:
Weighted-average outstanding shares of common stock	46,400,441	45,093,127
Dilutive effect of:
Dilutive effect of equity incentive plans	394,162	1,465,416
Common stock and common stock equivalents	46,794,603	46,558,543
Net earnings per share:
Basic	$0.61	$0.69
Diluted	$0.60	$0.66

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2012 and 2011, there were 430,319 and 302,000 options outstanding,

respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other international territories. Geographic information about the U.S. and international territories for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$54,121	$44,356
All other countries	32,531	29,028
	$86,652	$73,384

	March 31, 2012	December 31, 2011
Long-lived assets:
United States	$35,249	$35,498
All other countries	49,109	43,436
Total	$84,358	$78,934

Revenues for the three months ended March 31, 2011 reflect a change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

13.	Subsequent Events

On May 2, 2012, the Company's Board of Directors has approved a quarterly cash dividend of $0.215 per share of common stock paid on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012. Future dividends will be subject to Board approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦
Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;

◦	Maintain and expand our customer base and maintain or increase the average revenue per subscriber;

◦
Continue to expand our business and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of  revenues or the implementation of adverse regulations;

◦	Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or income, sales or other tax liabilities;

◦	Accurately estimate the assumptions underlying our effective worldwide tax rate;

◦	Continue to pay a comparable cash dividend on a quarterly basis;

◦	Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;

◦
Manage certain risks inherent to our business, such as costs associated with fraudulent activity, a system failure or security breach of our network, effectively maintaining and managing our billing systems, time and resources required to manage our legal proceedings or adhering to our internal controls and procedures;

◦	Compete with other similar providers with regard to price, service and functionality;

◦	Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;

◦	Achieve business and financial objectives in light of burdensome domestic and international telecommunications, Internet or other regulations including data privacy, security and retention;

◦	Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integrate newly acquired businesses;

◦	Successfully adapt to technological changes in the value added messaging and communications services industry;

◦
Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others;

◦	Diversify our service offerings and derive more revenue from those services at acceptable levels of returns-on-investment; and

◦	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements.

Overview

j2 Global, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. We provide cloud services to businesses of all sizes, from individuals to enterprises. These services, which we provide through the Internet to our customers’ computers, mobile devices and telephones, deliver our customers increased sales and greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe®, LandslideCRMTM and Onebox®.

We generate substantially all of our revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate revenues from patent licensing and sales and advertising. We categorize our services and solutions into two basic groups: direct inward-dial number (“DID”) -based, which are services provided in whole or in part through a telephone number, and non-DID based, which are our other cloud services for business. As of March 31, 2012, we had approximately 2.0 million DIDs deployed to our paying subscribers, with additional DIDs in inventory. We operate in one reportable segment: cloud services for business.

We market our services to a broad spectrum of prospective business customers including individuals, small to medium-sized businesses, large enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; and selling through both a telesales and direct sales force and cross selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

In addition to growing our business organically, we have used acquisitions to grow our customer base, expand our service offerings, enhance our technology and acquire skilled personnel. Since fiscal year 2000, we have completed 38 acquisitions in the cloud services for business industry. We continue to evaluate acquisitions on an on-going basis and expect to complete additional immaterial acquisitions in 2012. We may also pursue material acquisitions in the near term.

We have a global presence with over 625 employees across 11 offices in 6 countries, and are able to market, sell and provide our services virtually anywhere in the world where access to the Internet is available.

The following table sets forth certain key operating metrics for the three months ended March 31, 2012 and 2011 (in thousands, except for percentages):

	March 31,
	2012	2011
Paying telephone numbers	2,025	1,930

	Three Months Ended March 31,
	2012	2011 (1)
Subscriber revenues:
Fixed	$70,227	$57,475
Variable	14,598	15,393
Total subscriber revenues	$84,825	$72,868
Percentage of total subscriber revenues:
Fixed	82.8%	78.9%
Variable	17.2%	21.1%
Revenues:
DID-based	$78,561	$67,106
Non-DID-based	8,091	6,278
Total revenues	$86,652	$73,384

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation), which reduced subscriber revenues for the three months ended March 31, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2012

Revenues

Subscriber Revenues.

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
Subscriber Revenues	$84,825	$72,868	16%

Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component which is driven by the actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has generally contributed an increasing percentage to our total subscriber revenues.  This increase in subscriber revenues was due to an increase in our subscriber base and the impact of our change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 1 – Basis of Presentation) which reduced subscriber revenues for the three months ended March 31, 2011 by $10.3 million.  The increase in our subscriber base resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites; corporate, enterprise and government sales; and free-to-paid subscriber upgrades, in each case net of cancellations.

Other Revenues.

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
Other Revenues	$1,827	$516	254%

Other revenues consist primarily of patent and technology licensing and sales revenues and advertising revenues generated by delivering email messages to our free customers on behalf of advertisers. The increase in other revenues for the three months ended March 31, 2012 resulted primarily from increased patent and technology related licensing revenues.

Cost of Revenues

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
Cost of revenue	$15,864	$15,792	—%
As a percent of revenue	18%	22%	(4)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2012 was primarily due to an increase in costs associated with businesses acquired in fiscal 2012 that for at least some portion of the first three months of fiscal 2012 were not yet fully integrated into j2 Global partially offset by reduced processing fees and a decrease in personnel and severance costs associated with businesses acquired in the prior comparable period.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
Sales and Marketing	$14,860	$15,511	(4)%
As a percent of revenue	17%	21%	(4)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which can cause sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended March 31, 2012 and 2011 was $11.7 million and $11.6 million, respectively.  The decrease in sales and marketing expenses for the three months ended March 31, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired in comparison to the prior comparable quarter.

Research, Development and Engineering.

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
Research, Development and Engineering	$4,489	$4,772	(6)%
As a percent of revenue	5%	7%	(2)%

Our research, development and engineering costs consist primarily of personnel-related expenses.  The decrease in research, development and engineering costs for the three months ended March 31, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired in comparison to the prior comparable quarter.

General and Administrative.

(in thousands, except percentages)	Three months ended March 31,		Percentage Change
	2012	2011
General and Administrative	$13,829	$14,242	(3)%
As a percent of revenue	16%	19%	(3)%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The decrease in general and administrative expense for the three months ended March 31, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired in comparison to the prior comparable quarter.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$242	$244
Operating expenses:
Sales and marketing	375	348
Research, development and engineering	116	147
General and administrative	1,560	1,466
Total	$2,293	$2,205

Non-Operating Income and Expenses

Interest and Other Income (Expense), net. Our interest and other income (expense), net is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments and gain or losses on foreign exchange. Interest and other income (expense), net was $(0.7) million and $(0.3) million for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest and other income (expense), net was primarily due to losses on foreign exchange primarily from short-term intercompany payables denominated in foreign currencies that remained unsettled.

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

Provision for income taxes amounted to $8.4 million and $(8.2) million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was 22.6% and (36.0)% for the three months ended March 31, 2012 and 2011, respectively. The increase in our effective income tax rate for the three months ended March 31, 2012 was primarily attributable to the following:

1.	a reversal during the first quarter 2011 of approximately $14.1 million of uncertain income tax positions as a result of expiring statutes of limitations; and

2.	a decrease during the first quarter 2012 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by:

3.	a decrease during the first quarter 2012 of approximately $1.4 million of uncertain income tax positions.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2012, we had cash and investments of $193.3 million compared to $220.9 million at December 31, 2011. The decrease resulted primarily from share repurchases, dividends and business acquisitions, partially offset by cash provided by operations. At March 31, 2012, cash and investments consisted of cash and cash equivalents of $135.7 million, short-term investments of $29.1 million and long-term investments of $28.6 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2012, cash and investments held within foreign and domestic jurisdictions were $96.6 million and $96.7 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%, net of a credit for foreign taxes paid on such amounts.

On February 14, 2012, the Company announced that its Board of Directors had approved the declaration of a cash dividend of $0.21 per share of common stock paid on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012. On May 2, 2012, the Company's Board of Directors has approved a quarterly cash dividend of $0.215 per share of common stock paid on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012.  Future dividends are subject to Board approval and certain restrictions within the Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”).

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $38.9 million and $38.2 million for the three months ended March 31, 2012 and 2011, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by excess tax benefit from share-based compensation, cash payments we made to third parties for their services, employee compensation and tax payments. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $4.5 million and $11.0 million at March 31, 2012 and December 31, 2011, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly.

Net cash provided by investing activities was approximately $2.9 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, net cash provided by investing activities was primarily attributable to the sale of available-for-sale investments partially offset by the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions and property and equipment.  For the three months ended March 31, 2011, net cash provided by investing activities was primarily attributable the sale of available-for-sale investments partially offset by the purchase of available-for-sale investments and intangible assets.

Net cash (used in) provided by financing activities was approximately $(47.3) million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, net cash used in financing activities was primarily attributable to repurchase of stock and dividends paid partially offset by proceeds received upon the exercise of options and excess tax benefit from share-based compensation.  For the three months ended March 31, 2011, net cash used in financing activities was primarily attributable to proceeds from the exercise of stock options partially offset by repurchases of stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2012:

	Payments Due in (in thousands)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases (a)	$2,284	$2,494	$2,372	$1,841	$1,629	$4,852	$15,472
Telecom services and co-location facilities (b)	3,778	2,799	218	16	—	—	6,811
Computer software and related services (c)	160	215	24	—	—	—	399
Holdback payment (d)	698	1,218	451	—	—	—	2,367
Other (e)	357	107	—	—	—	—	464
Total	$7,277	$6,833	$3,065	$1,857	$1,629	$4,852	$25,513
________________________

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of March 31, 2012, our liability for uncertain tax positions was $31.6 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender. We have not drawn down any amounts under the Credit Agreement. See Note 8 - Commitments and Contingencies within our Annual Report on Form 10-K for the year ended December 31, 2011 for further details regarding the Credit Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2011 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2012.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short- and long-term investments are comprised primarily of readily marketable corporate and governmental debt securities and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of March 31, 2012, we had investments in debt securities with effective maturities greater than one year of approximately $22.8 million. Such investments had a weighted average yield of approximately 1.4%. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $135.7 million and $139.4 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of March 31, 2012, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, Euro and British Pound Sterling. If we are unable to settle our short term inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations. As we expand our international presence, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies.

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

Foreign exchange gains and (losses) were not material to our earnings for the three months ended March 31, 2012 and 2011, where net foreign currency transaction gain/(loss) amounted to approximately $(1.0) million and $(0.3) million, respectively. As of March 31, 2012, cumulative translation adjustments included in other comprehensive income amounted to approximately $1.5 million, net of tax. Such transaction gains/(losses) resulted primarily from short term intercompany payables denominated in foreign currencies that remained unsettled.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K Risk Factors”). If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, our Board of Directors terminated and replaced this 2010 Program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program").  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the 2012 Program. During the three month period ended March 31, 2012, we repurchased 1.3 million shares under the 2012 Program at an aggregated cost of $38.9 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
January 1, 2012 - January 31, 2012	—	$—	—	9,993,700
February 1, 2012 - February 29, 2012	330,894	$29.96	329,809	4,670,191
March 1, 2012 - March 31, 2012	1,016,332	$29.85	970,191	3,700,000
Total	1,347,226		1,300,000	3,700,000

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

(2)	Effective February 15, 2012, our Board of Directors terminated and replaced the 2010 Program with the 2012 Program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 7, 2012	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2012	By:	/s/ KATHLEEN M. GRIGGS
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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.