Form 10-Q
period 2012-06-30
J2 GLOBAL, INC.
filed 2012-08-07
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the registrant had 45,616,539 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$142,873	$139,359
Short-term investments	41,744	38,513
Accounts receivable, net of allowances of $4,172 and $3,404, respectively	20,242	19,071
Prepaid expenses and other current assets	6,215	14,311
Deferred income taxes	2,151	1,643
Total current assets	213,225	212,897
Long-term investments	22,217	43,077
Property and equipment, net	14,095	14,438
Tradenames, net	34,494	34,691
Patent and patent licenses, net	18,067	17,517
Customer relationships, net	40,045	35,865
Goodwill	289,259	279,016
Other purchased intangibles, net	9,306	9,994
Deferred income taxes	6,144	3,160
Other assets	2,429	516
Total assets	$649,281	$651,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$26,236	$24,070
Income taxes payable	3,697	1,510
Deferred revenue	28,366	26,695
Liability for uncertain tax positions	5,523	5,523
Total current liabilities	63,822	57,798
Liability for uncertain tax positions	28,144	24,554
Deferred income taxes	11,305	12,102
Other long-term liabilities	2,500	2,342
Total liabilities	105,771	96,796
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at June 30, 2012 and December 31, 2011; total issued 53,623,637 and 55,389,636 shares at June 30, 2012 and December 31, 2011, respectively; and total outstanding 44,943,069 and 46,709,068 shares at June 30, 2012 and December 31, 2011, respectively	536	554
Additional paid-in capital	195,538	197,374
Treasury stock, at cost (8,680,568 shares at June 30, 2012 and December 31, 2011)	(112,671)	(112,671)
Retained earnings	462,658	472,595
Accumulated other comprehensive loss	(2,551)	(3,477)
Total stockholders’ equity	543,510	554,375
Total liabilities and stockholders’ equity	$649,281	$651,171

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Subscriber	$88,071	$85,298	$172,896	$158,166
Other	1,394	378	3,221	894
	89,465	85,676	176,117	159,060
Cost of revenues (including share-based compensation of $192 and $434 for the three and six months of 2012, respectively, and $246 and $490 for the three and six months of 2011, respectively)	16,187	15,158	32,051	30,950
Gross profit	73,278	70,518	144,066	128,110
Operating expenses:
Sales and marketing (including share-based compensation of $352 and $727 for the three and six months of 2012, respectively, and $351 and $699 for the three and six months of 2011, respectively)	13,860	14,345	28,721	29,856
Research, development and engineering (including share-based compensation of $117 and $233 for the three and six months of 2012, respectively, and $110 and $257 for the three and six months of 2011, respectively)	4,617	3,837	9,106	8,609
General and administrative (including share-based compensation of $1,494 and $3,054 for the three and six months of 2012, respectively, and $1,524 and $2,990 for the three and six months of 2011, respectively)	14,774	14,392	28,603	28,634
Total operating expenses	33,251	32,574	66,430	67,099
Operating earnings	40,027	37,944	77,636	61,011
Interest and other income (expense), net	809	299	91	(28)
Earnings before income taxes	40,836	38,243	77,727	60,983
Income tax expense	9,648	9,729	18,000	1,534
Net earnings	$31,188	$28,514	$59,727	$59,449
Net earnings per common share:
Basic	$0.68	$0.63	$1.28	$1.31
Diluted	$0.67	$0.61	$1.27	$1.27
Weighted average shares outstanding:
Basic	45,373,930	45,399,940	45,887,185	45,247,381
Diluted	45,569,564	46,723,792	46,203,491	46,663,866
Cash dividends paid per common share	$0.22	—	$0.43	—

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Earnings	$31,188	$28,514	$59,727	$59,449
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax (benefit) of ($431) and $7 for the three and six months of 2012, respectively, and $83 and $483 for the three and six months of 2011, respectively	(1,430)	248	24	1,450
Unrealized gain (loss) on available-for-sale investments, net of tax (benefit) of ($17) and $48 for the three and six months of 2012, respectively, and $7 and $17 for the three and six months of 2011, respectively	(26)	22	72	50
Other comprehensive income, net of tax	(1,456)	270	96	1,500
Comprehensive Income	$29,732	$28,784	$59,823	$60,949

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$59,727	$59,449
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,197	10,081
Amortization of discount or premium of investments	580	296
Share-based compensation	4,425	4,436
Excess tax benefits from share-based compensation	(1,107)	(2,122)
Provision for doubtful accounts	2,601	2,334
Deferred income taxes	(3,307)	(59)
Loss on disposal of fixed assets	59	115
(Gain) loss on available-for-sale investments	(216)	—
Decrease (increase) in:
Accounts receivable	(1,313)	(4,833)
Prepaid expenses and other current assets	(425)	3,257
Other assets	(99)	(165)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,142)	(553)
Income taxes payable	11,903	7,632
Deferred revenue	822	10,450
Liability for uncertain tax positions	3,590	(10,132)
Other	29	365
Net cash provided by operating activities	85,324	80,551
Cash flows from investing activities:
Purchase of certificate of deposit	(9,157)	—
Redemptions/sales of available-for-sale investments	55,061	8,576
Purchase of available-for-sale investments	(28,242)	(28,542)
Purchases of property and equipment	(2,935)	(2,485)
Proceeds from sale of assets	145	4
Acquisition of businesses, net of cash received	(18,843)	1,260
Purchases of intangible assets	(2,745)	(1,860)
Net cash used in investing activities	(6,716)	(23,047)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(60,224)	(1,243)
Issuance of common stock under employee stock purchase plan	61	77
Exercise of stock options	2,991	5,617
Dividends paid	(19,901)	—
Excess tax benefits from share-based compensation	1,107	2,122
Debt issuance costs	(77)	—
Net cash provided by (used in) financing activities	(76,043)	6,573
Effect of exchange rate changes on cash and cash equivalents	949	878
Net change in cash and cash equivalents	3,514	64,955
Cash and cash equivalents at beginning of period	139,359	64,752
Cash and cash equivalents at end of period	$142,873	$129,707
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc. (“j2 Global” or the “Company”) is a Delaware corporation founded in 1995. j2 Global provides cloud services to businesses of all sizes, from individuals to enterprises. The Company’s hosted solutions deliver its customers greater efficiency, flexibility, mobility, business continuity and security.  j2 Global offers online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. The Company markets its services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe®, CampaignerCRMTM and Onebox®.

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

As of June 30, 2012 and December 31, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable and customer deposits approximated fair value due to the short-term nature of such instruments. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs

j2 Global capitalized costs incurred in connection with borrowings and issuance of debt securities. These costs are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held in Ireland by some of our banks are fully insured through December 31, 2012 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States, however, the Company does have accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, Malaysia, the Netherlands, Poland and the United Kingdom.

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
Certain prior year reported amounts have been reclassified to conform with the 2012 presentation.

2.	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this new guidance did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company does not anticipate that the adoption of this guidance will have a significant impact on the Company's consolidated financial position or results of operations.

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

These acquisitions are designed to be accretive and to provide the Company additional online data backup, customer relationship and voice customers. The financial impact to j2 Global for each of these transactions, individually and in the aggregate, is immaterial as of the date of each acquisition.  The condensed consolidated statement of operations and balance sheet as of June 30, 2012 reflect the results of operations of these acquisitions.  Total consideration for these transactions was $22.4 million, net of cash acquired.

4.	Investments

Short-term investments consist generally of corporate and governmental debt securities and certificates of deposits which are stated at fair market value. Realized gains and losses of short and long-term investments are recorded using the specific identification method.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2012	December 31, 2011
Due within 1 year	$24,479	$30,512
Due within more than 1 year but less than 5 years	19,057	38,847
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	3,160	4,230
Total	$46,696	$73,589

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	June 30, 2012	December 31, 2011
Trading	$3	$2
Available-for-sale	46,913	73,589
Total	$46,916	$73,591

The following table summarizes the gross unrealized gains and losses and fair values for investments as of June 30, 2012 and December 31, 2011 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Debt Securities	$46,719	$116	$(139)	$46,696
Equity Securities	$215	$2	$—	$217
December 31, 2011
Debt Securities	$73,731	$99	$(241)	$73,589

At June 30, 2012, corporate and governmental debt securities were recorded as available-for-sale. The corporate and governmental debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to June 30, 2012. At June 30, 2012, the Company’s long-term available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. For the six months ended June 30, 2012, the Company recorded gain from the sale of investments of approximately $0.2 million. Short-term investments include restricted balances in which the Company may not liquidate certain investments until maturity, generally within 12 months.  Restricted balances included in short-term investments were $17.0 million at June 30, 2012.

Investments that have been in an unrealized loss position as of June 30, 2012 and December 31, 2011 had a fair value of $21.7 million and $46.2 million, respectively, and have been in a continuous unrealized loss for less than 12 months. Investments in a continuous unrealized loss for 12 months and longer as of June 30, 2012 and December 31, 2011 had a fair value of $2.3 million and zero, respectively.

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

For available-for-sale and held-to-maturity securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

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

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	65,522	—	—	65,522
Time deposits	1,511	—	—	1,511
Certificates of Deposit	17,045	—	—	17,045
Equity securities	220	—	—	220
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	7,560	—	—	7,560
Debt securities issued by states of the United States and political subdivisions of the states	14,471	—	—	14,471
Debt securities issued by foreign governments	6,368	—	—	6,368
Corporate debt securities	18,297	—	—	18,297
Total	$130,994	$—	$—	$130,994

December 31, 2011	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	79,945	—	—	79,945
Time deposits	7,082	—	—	7,082
Certificates of Deposit	8,000	—	—	8,000
Equity securities	2	—	—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,006	—	—	15,006
Debt securities issued by states of the United States and political subdivisions of the states	16,228	—	—	16,228
Debt securities issued by foreign governments	6,544	—	—	6,544
Corporate debt securities	35,811	—	—	35,811
Total	$168,618	$—	$—	$168,618

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

	Level 3 Financial Assets
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Beginning Balance	$—	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	—	42
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, June 30, 2012 and 2011	$—	$538
Total losses for the period included in earnings relating to assets still held at June 30, 2012 and 2011	$—	$—

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$279,016
Goodwill acquired	10,944
Purchase Accounting Adjustments	(301)
Foreign exchange translation	(400)
Balance as of June 30, 2012	$289,259

Intangible assets are summarized as of June 30, 2012 and December 31, 2011 as follows (in thousands):

Intangible assets with indefinite lives:

	June 30, 2012	December 31, 2011
Tradename	$27,382	$28,254
Other	5,418	5,317
Total	$32,800	$33,571

The Company determined that a certain tradename no longer has an indefinite life as of the second quarter 2012.  Accordingly, the Company has reclassified $0.9 million from intangible assets with indefinite lives to intangible assets subject to amortization during fiscal year 2012.  The Company has determined that this intangible asset has a remaining useful life of 1.5 years and it will be amortized accordingly.

As of June 30, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	11.2 years	$12,165	$(5,053)	$7,112
Patent and patent licenses	8.4 years	40,631	(22,564)	18,067
Customer relationships	6.6 years	57,199	(17,154)	40,045
Other purchased intangibles	4.7 years	11,697	(7,809)	3,888
Total		$121,692	$(52,580)	$69,112

As of December 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	12.6 years	$10,584	$(4,147)	$6,437
Patent and patent licenses	8.4 years	38,229	(20,712)	17,517
Customer relationships	6.7 years	49,245	(13,380)	35,865
Other purchased intangibles	4.7 years	11,545	(6,868)	4,677
Total		$109,603	$(45,107)	$64,496

Amortization expense, included in general and administrative expense, approximated $3.7 million and $3.3 million for the three month period ended June 30, 2012 and 2011, respectively, and $7.1 million and $6.8 million for the six month period ended June 30, 2012 and 2011, respectively.  Amortization expense is estimated to approximate $18.4 million, $14.2 million, $12.4 million, $11.4 million and $10.0 million for fiscal years 2012 through 2016, respectively, and $9.8 million thereafter through the duration of the amortization period.

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
As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has ongoing litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to Open Text Corporation and its Captaris and EasyLink ("EasyLink") businesses (“Open Text”), and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).
j2 Global's ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638, 6,350,066, 6,597,688 and 7,020,132 against Open Text and EasyLink are being litigated in the United States District Court for the Central District of California before the same judge. Discovery in the cases is underway.  In both cases we are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. Both defendants filed counterclaims against the Company, including seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents asserted. Open Text also asserted counterclaims purporting to allege violations of federal and state antitrust laws, but dismissed those claims on September 14, 2011.  The Court completed Part One of the Markman hearing, covering two of the patents asserted, on October 15, 2010, and issued a related Markman Order on March 4, 2011. Open Text's motion for reconsideration of certain portions of the Markman Order was denied on July 2011. The Court completed Part Two of the Markman Hearing covering the two other patents asserted on July 29, 2011, and issued a related Markman Order on October 20, 2011.  In both Markman Orders the Court adopted a claim construction either identical to or consistent with j2 Global's proposed construction for every disputed claim term in all four patents asserted. Trial is currently scheduled to begin on February 13, 2013.
On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,669 (the “'669 patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq.; and seeking declaratory judgment of non-infringement and invalidity and requesting damages, injunctive relief, interest and attorneys' fees and costs. On December 8, 2011, j2 Global submitted a request to the USPTO to submit the '669 patent into reexamination proceedings.  On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the '669 patent. On March 13, 2012, the Court entered an Order staying RingCentral's patent counterclaim pending conclusion of the reexamination proceedings. The Court also referred questions relating to RingCentral's unfair competition claim to the FCC and stayed the unfair competition claim pending resolution by the FCC. On May 3, 2012, the USPTO issued an action closing the prosecution of the reexamination proceedings, and on July 3, 2012, RingCentral filed a response to this action, seeking permission to submit a response to the action closing prosecution, and also submitting its proposed response. j2 Global's response to RingCentral's submissions is due August 2, 2012. Discovery has commenced in the patent infringement case against RingCentral. The court has scheduled a Markman hearing on January 18, 2013 and trial on January 21, 2014.
On February 21, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of U.S. Patent Nos. 6,208,638 and 6,350,066. On April 2, 2012, the Company filed a motion to transfer the case to the Central District of California, which motion is pending. On April 9, 2012, the Company filed an answer to the complaint and counterclaims asserting that EC Data infringes these patents. On May 14, 2012, EC Data filed an answer to j2 Global's counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of j2 Global's U.S. Patent No. 7,020,132 and non-infringement of j2 Global's U.S. Patent No. 6,597,688. On May 31, 2012, EC Data submitted a request to the USPTO to submit j2 Global's U.S. Patent No.7,020,132 into re-examination proceedings.
On September 15, 2006, one of the Company's affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia. On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys' fees and costs. On February 18, 2009, the Court granted j2 Global's motion to stay the case pending the conclusion of the j2 Global affiliate's appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the Federal Circuit affirmed the District Court's non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Court granted the Company's motion to dismiss IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. Following additional discovery, on June 20, 2012, j2 Global's affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the court granted the j2 Global affiliate's motion to dismiss, dismissing the affiliate's infringement claims and IGC's related counterclaims.
On April 20, 2012, j2 Global and a different affiliate filed suit against IGC in the United States District Court for the Central District of California. The complaint alleges infringement of U.S. Patent Numbers 6,208,638, 6,350,066, 6,597,688 and 7,020,132. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. On July 2, 2012, IGC filed a motion to dismiss the complaint or stay the action on the basis that the case is governed by a forum selection clause in a contract between a predecessor entity of j2 Global and IGC that allegedly mandates the United States District Court for the Northern District of California as the venue. On July 9, 2012, j2 Global filed its opposition to IGC's motion to dismiss. On July 30, 2012, the court heard IGC's motion to dismiss and took the motion under submission.
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the United States District Court for the Northern District of California, alleging that j2 Global -- through filing suit in the United States District Court for the Central District of California -- breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief, and specific performance of the alleged covenant not to sue IGC. j2 has not yet answered this complaint.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against Protus in the Ontario Supreme Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus' e-mail marketing services. Pantelakis is seeking damages, attorneys' fees, interest and costs. Protus filed a responsive pleading on March 23, 2011. Discovery is ongoing. On July 16, 2012, Protus filed its responses to undertakings.
On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the United States District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “'640 patent”) and 7,804,823 (the “'823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, and interest and costs. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the Examiner granted j2 Global's reexamination request with respect to the '823 patent, then on September 9, 2011, the Examiner closed the prosecution and affirmed all of the patent's claims. On October 1, 2011, the USPTO granted the reexamination request with respect to the '640 patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the '640 reexamination proceeding is pending. The Court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On February 7, 2012, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of the '640 patent. On March 13, 2012, Xpedite filed a motion to lift the stay. On March 30, 2012, j2 Global filed a second ex parte reexamination request with respect to the '640 patent and filed its opposition to the motion to lift the stay - which motion remains pending. On June 1, 2012, the USPTO issued an order granting j2 Global's second reexamination request. On May 21, 2012, j2 Global filed an appeal with the Board of Patent Appeals and Interferences (BPAI) of the Examiner's decision to close the prosecution of the '823 patent and affirm all of the claims. On June 21, 2012, the respondent's brief was filed with the BPAI.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended June 30, 2012, the effective tax rate was 23.6%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $27.7 million and $22.5 million for the six months ended June 30, 2012 and 2011, respectively, and income from foreign operations of $50.0 million and $38.5 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had $33.7 million and $30.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $5.7 million for the six months ended June 30, 2012.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $2.3 million and $11.0 million at June 30, 2012 and December 31, 2011, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under income tax audits by the IRS for tax years 2009 and 2010 and by the Canada Revenue Agency (“CRA”) for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for value added sales taxes for tax years 2009 through 2011.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various states for non-income related taxes.

9.	Stockholders’ Equity

Common Stock Repurchase Program

In May 2010, j2 Global’s Board of Directors approved a program authorizing the repurchase of up to ten million shares of the Company’s common stock through the end of April 30, 2012 (the “2010 Program”). Effective February 15, 2012, the Company’s Board of Directors terminated and replaced this 2010 Program with a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013.  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program. During the six month period ended June 30, 2012, 2.1 million shares were repurchased at an aggregated cost of $58.6 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2012, the Company purchased 6,687 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

On February 14, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.21 per share of common stock payable on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012. On May 2, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.215 per share of common stock payable on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012. On July 31, 2012, the

Company's Board of Directors approved a quarterly cash dividend of $0.22 per share of common stock payable on August 29, 2012 to all stockholders of record as of the close of business on August 13, 2012. Future dividends will be subject to Board approval.

10.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2012, 816,977 shares underlying options and 14,700 shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2012, 1,086,308 shares underlying options and 95,416 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,087,695	$20.99
Granted	57,000	27.04
Exercised	(225,410)	13.27
Canceled	(16,000)	33.54
Outstanding at June 30, 2012	1,903,285	21.98	5.6	$11,001,387
Exercisable at June 30, 2012	1,212,489	21.45	4.5	$7,867,462
Vested and expected to vest at June 30, 2012	1,803,435	$21.82	5.4	$10,701,380

For the six months ended June 30, 2012, j2 Global granted 57,000 options to purchase shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2012 and 2011 were $7.88 and $13.12, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2012 and 2011 were $3.2 million and $6.2 million, respectively.

As of June 30, 2012 and December 31, 2011, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $6.8 million and $9.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.4 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the six months ended June 30, 2012 is based on historical volatility of the Company’s common stock. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0.0% as the Company did not historically pay cash dividends on its common stock.  For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 14.64% and 14.64% as of June 30, 2012 and 2011, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.97%	2.39%
Expected term (in years)	5.7	6.5
Dividend yield	3.43%	—%
Expected volatility	41%	42%
Weighted-average volatility	41%	42%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over a five-year vesting period. The Company recognized $1.1 million and $2.1 million of compensation expense in the three and six months ended June 30, 2012, respectively, related to restricted stock and restricted stock units. As of June 30, 2012 and December 31, 2011, the Company had unrecognized share-based compensation cost of approximately $12.7 million and $11.3 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.22 years for awards and 4.43 years for units.

Restricted stock award activity for the six months ended June 30, 2012 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	742,683	$20.87
Granted	88,544	25.47
Vested	(184,652)	20.37
Canceled	(900)	29.21
Nonvested at June 30, 2012	645,675	$21.63

Restricted stock unit award activity for the six months ended June 30, 2012 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	32,750
Granted	64,166
Vested	(1,500)
Canceled	—
Outstanding at June 30, 2012	95,416	3.0	$2,520,891
Vested and expected to vest at June 30, 2012	60,453	3.0	$1,597,179

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$192	$246	$434	$490
Operating expenses:
Sales and marketing	352	351	727	699
Research, development and engineering	117	110	233	257
General and administrative	1,494	1,524	3,054	2,990
Total	$2,155	$2,231	$4,448	$4,436

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2012 and 2011, 2,432 and 2,840 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $61,000 and $77,000 for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, 1,648,966 shares were available under the Purchase Plan for future issuance.

11.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted net earnings per common share:
Net earnings	$31,188	$28,514	$59,727	$59,449
Net earnings available to participating securities (a)	(460)	—	(922)	—
Net earnings available to common shareholders	30,728	28,514	58,805	59,449
Denominator:
Weighted-average outstanding shares of common stock	45,373,930	45,399,940	45,887,185	45,247,381
Dilutive effect of:
Dilutive effect of equity incentive plans	195,634	1,323,852	316,306	1,416,485
Common stock and common stock equivalents	45,569,564	46,723,792	46,203,491	46,663,866
Net earnings per share:
Basic	$0.68	$0.63	$1.28	$1.31
Diluted	$0.67	$0.61	$1.27	$1.27

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and six months ended June 30, 2012 and 2011, there were 613,059 and 396,808 options outstanding, respectively, and 560,059 and 396,316 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

12.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$54,896	$53,247	$109,017	$97,603
All other countries	34,569	32,429	67,100	61,457
	$89,465	$85,676	$176,117	$159,060

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$35,590	$35,498
All other countries	47,617	43,436
Total	$83,207	$78,934

Revenues for the six months ended June 30, 2011 reflect a change in estimate of the remaining service obligation to

eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

13.	Subsequent Events

On July 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.22 per share of common stock payable on August 29, 2012 to all stockholders of record as of the close of business on August 13, 2012. Future dividends will be subject to Board approval.

On July 26, 2012, the Company completed the issuance of a private offering of $250 million in aggregate principal amount of 8.000% senior unsecured notes due 2020. The net proceeds of the offering are expected to be $243 million after deducting the commissions and fees and expenses of the offering. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include acquisitions.

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

◦
Generate sufficient cash flow to make interest and debt payments and reinvest in our business, and pursue desired activities and businesses plans while satisfying restrictive covenants relating to debt obligations;

◦	Acquire sizeable businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;

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

Overview

j2 Global, Inc. (“j2 Global”, “our”, “us” or “we”) is a Delaware corporation founded in 1995. We provide cloud services to businesses of all sizes, from individuals to enterprises. These services, which we provide through the Internet to our customers’ computers, mobile devices and telephones, deliver our customers increased sales and greater efficiency, flexibility, mobility, business continuity and security. We offer online fax, virtual phone systems, hosted email, email marketing, online backup, customer relationship management and bundled suites of these services. We market our services principally under the brand names eFax®, eVoice®, FuseMail®, Campaigner®, KeepItSafe®, CampaignerCRMTM and Onebox®.

We generate substantially all of our revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate revenues from patent licensing and sales and advertising. We categorize our services and solutions into two basic groups: direct inward-dial number (“DID”) -based, which are services provided in whole or in part through a telephone number, and non-DID based, which are our other cloud services for business. As of June 30, 2012, we had approximately 2.1 million DIDs deployed to our paying subscribers, with additional DIDs in inventory. We operate in one reportable segment: cloud services for business.

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

The following table sets forth certain key operating metrics for the three and six months ended June 30, 2012 and 2011 (in thousands, except for percentages):

	June 30,
	2012	2011
Paying telephone numbers	2,058	1,961

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011 (1)
Subscriber revenues:
Fixed	$72,187	$69,222	$142,414	$126,697
Variable	15,884	16,076	30,482	31,469
Total subscriber revenues	$88,071	$85,298	$172,896	$158,166
Percentage of total subscriber revenues:
Fixed	82.0%	81.2%	82.4%	80.1%
Variable	18.0%	18.8%	17.6%	19.9%
Revenues:
DID-based	$81,620	$79,544	$160,181	$146,650
Non-DID-based	7,845	6,132	15,936	12,410
Total revenues	$89,465	$85,676	$176,117	$159,060

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation), which reduced subscriber revenues for the six months ended June 30, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. During the three months ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2012

Revenues

Subscriber Revenues.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
Subscriber Revenues	$88,071	$85,298	3%	$172,896	$158,166	9%

Subscriber revenues consist of both a fixed monthly or annual recurring subscription component and a variable component driven by actual usage of our service offerings. Over the past three calendar years, the fixed portion of our subscriber revenues has grown and generally contributed an increasing percentage to our total subscriber revenues.  This increase in subscriber revenues was due to an increase in our subscriber base and the impact of our first quarter 2011 change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 1 – Basis of Presentation) which reduced subscriber revenues for the six months ended June 30, 2011 by $10.3 million.  The increase in our subscriber base resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites; corporate, enterprise and government sales; and free-to-paid subscriber upgrades, in each case net of cancellations.

Other Revenues.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
Other Revenues	$1,394	$378	269%	$3,221	$894	260%

Other revenues consist primarily of revenues generated patent and technology licensing and sales transactions. The increase in other revenues for the three and six months ended June 30, 2012 resulted primarily from increased patent and technology related licensing revenues.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
Cost of revenue	$16,187	$15,158	7%	$32,051	$30,950	4%
As a percent of revenue	18%	18%	—%	18%	19%	(1)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2012 was primarily due to an increase in costs associated with businesses acquired in the last twelve months that for at least some portion of the first six months of fiscal 2012 were not yet fully integrated into j2 Global, partially offset by reduced processing fees and a decrease in personnel and severance costs associated with businesses acquired in the prior comparable period.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
Sales and Marketing	$13,860	$14,345	(3)%	$28,721	$29,856	(4)%
As a percent of revenue	15%	17%	(2)%	16%	19%	(3)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which can cause sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended June 30, 2012 and 2011 was $11.3 million and $10.8 million, respectively, and for the six months ended June 30, 2012 and 2011 was $23.0 million and $22.4 million, respectively.  The decrease in sales and marketing expenses for the three months ended June 30, 2012 was primarily due to a decrease in personnel costs associated with businesses acquired and lower commissions and consulting fees, partially offset by additional advertising in comparison to the prior comparable quarter. The decrease in sales and marketing expenses for the six months ended June 30, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired partially offset by additional advertising in comparison to the prior comparable period.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
Research, Development and Engineering	$4,617	$3,837	20%	$9,106	$8,609	6%
As a percent of revenue	5%	4%	1%	5%	5%	—

Our research, development and engineering costs consist primarily of personnel-related expenses.  The increase in research, development and engineering costs for the three months ended June 30, 2012 was primarily due to an increase in personnel costs associated with businesses acquired in comparison to the prior comparable quarter and additional expenses for professional services. The increase in research, development and engineering costs for the six months ended June 30, 2012 was primarily due to an increase in personnel costs associated with businesses acquired subsequent to the prior comparable period.

General and Administrative.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011		2012	2011
General and Administrative	$14,774	$14,392	3%	$28,603	$28,634	—%
As a percent of revenue	17%	17%	—%	16%	18%	(2)%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended June 30, 2012 was primarily due to an increase in professional fees, legal settlements and additional amortization of intangible assets related to businesses acquired in comparison to the prior comparable quarter partially offset by certain losses on sublease and asset retirements in the prior comparable quarter. The decrease in general and administrative expense for the six months ended June 30, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired and certain losses on sublease and asset retirements in comparison to the prior comparable period partially offset by an increase in professional fees and legal settlements.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$192	$246	$434	$490
Operating expenses:
Sales and marketing	352	351	727	699
Research, development and engineering	117	110	233	257
General and administrative	1,494	1,524	3,054	2,990
Total	$2,155	$2,231	$4,448	$4,436

Non-Operating Income and Expenses

Interest and Other Income (Expense), net. Our interest and other income (expense), net is generated primarily from gain or loss on foreign exchange and interest earned on cash, cash equivalents and short-term and long-term investments . Interest and other income (expense), net was $0.8 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. The increase in interest and other income (expense), net was primarily due to a gain on sale of an investment, additional interest income and gain on foreign exchange primarily from short-term intercompany balances denominated in foreign currencies that remained unsettled.

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

Provision for income taxes amounted to $9.6 million and $9.7 million for the three months ended June 30, 2012 and 2011, respectively.  Income tax expense for the six months ended June 30, 2012 and 2011 was $18.0 million and $1.5 million, respectively. Our effective tax rate was 23.6% and 25.4% for the three months ended June 30, 2012 and 2011, respectively, and 23.2% and 2.5% for the six months ended June 30, 2012 and 2011, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2012 was primarily attributable to the following:

1.	an increase during the second quarter 2012 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by:

2.	an increase during the second quarter 2012 of uncertain income tax positions.

The increase in our effective income tax rate for the six months ended June 30, 2012 was primarily attributable to the following:

1.	a reversal during the first quarter 2011 of approximately $14.1 million of uncertain income tax positions as a result of expiring statutes of limitations; partially offset by:

2.	an increase during 2012 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; and

3.	a decrease during 2012 of uncertain income tax positions.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2012, we had cash and investments of $206.8 million compared to $220.9 million at December 31, 2011. The decrease resulted primarily from share repurchases, dividends and business acquisitions, partially offset by cash provided by operations. At June 30, 2012, cash and investments consisted of cash and cash equivalents of $142.9 million, short-term investments of $41.7 million and long-term investments of $22.2 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances in which the Company may not liquidate certain investments until maturity, generally within 12 months.  Restricted balances included in short-term investments were $17.0 million at June 30, 2012. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2012, cash and investments held within foreign and domestic jurisdictions were $118.8 million and $ 88.0 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at an approximate blended federal and state rate of 40%, net of a credit for foreign taxes paid on such amounts.

On February 14, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.21 per share of common stock payable on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012. On May 2, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.215 per share of common stock payable on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012.  On July 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.22 per share of common stock payable on August 29, 2012 to all stockholders of record as of the close of business on August 13, 2012. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”) and within the Indenture relating to the note issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

On July 26, 2012, the Company completed the issuance of a private offering of $250 million in aggregate principal amount of 8.000% senior unsecured notes due 2020. The net proceeds of the offering are expected to be $243 million after deducting the commissions and fees and expenses of the offering. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include acquisitions.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $85.3 million and $80.6 million for the six months ended June 30, 2012 and 2011, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by excess tax benefit from share-based compensation, cash payments we made to third parties for their services and employee compensation. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $2.3 million and $11.0 million at June 30, 2012 and December 31, 2011, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly.

Net cash used in investing activities was approximately $(6.7) million and $(23.0) million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions, property and equipment and intangible assets partially offset by the sale of available-for-sale investments.  For the six months ended June 30, 2011, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments and property and equipment partially offset by the sale of available-for-sale investments.

Net cash (used in) provided by financing activities was approximately $(76.0) million and $6.6 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, net cash used in financing activities was primarily attributable to repurchase of stock and dividends paid partially offset by proceeds received upon the exercise of options and excess tax benefit from share-based compensation.  For the six months ended June 30, 2011, net cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options and excess tax benefit from share-based compensation partially offset by repurchases of stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2012:

	Payments Due in (in thousands)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases (a)	$1,544	$2,501	$2,360	$1,838	$1,629	$4,852	$14,724
Telecom services and co-location facilities (b)	2,405	2,889	349	38	—	—	5,681
Computer software and related services (c)	119	215	24	—	—	—	358
Holdback payment (d)	673	1,197	443	—	—	—	2,313
Other (e)	372	373	120	120	120	—	1,105
Total	$5,113	$7,175	$3,296	$1,996	$1,749	$4,852	$24,181
________________________

(a)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(b)	These amounts represent service commitments to various telecommunication providers.

(c)	These amounts represent software license commitments.

(d)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(e)	These amounts primarily represent certain marketing and consulting arrangements.

As of June 30, 2012, our liability for uncertain tax positions was $33.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender. On July 13, 2012, in connection with the issuance of senior unsecured notes as discussed in Note 13 - Subsequent Events, we entered into an amended Credit Agreement with the Lender. We have not drawn down any amounts under the Credit Agreement. See Note 8 - Commitments and Contingencies within our Annual Report on Form 10-K for the year ended December 31, 2011 for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2012, we had investments in debt securities with effective maturities greater than one year of approximately $22.2 million. Such investments had a weighted average yield of approximately 1%. As of June 30, 2012 and December 31, 2011, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $142.9 million and $139.4 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of June 30, 2012, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, Euro, British Pound Sterling, Australian Dollar and Japanese Yen. If we are unable to settle our short term inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations. As we expand our international presence, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and six months ended June 30, 2012, where net foreign currency gain/(loss) amounted to approximately $0.4 million and $(0.6) million, respectively. For the three and six months ended June 30, 2012, cumulative translation adjustments included in other comprehensive income amounted to approximately ($1.4) million and zero, respectively. Such gains/(losses) resulted primarily from short term intercompany balances denominated in foreign currencies that remained unsettled.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

As of June 30, 2012, after giving effect to the offering of our 8.000% Senior Notes due 2020 (the “Senior Notes”), which closed on July 26, 2012, our total indebtedness would have been approximately $250 million, and we would have had approximately $40 million of unused availability under our revolving credit facility. Our level of indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes and any other indebtedness we may incur in the future;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
            require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
            require us to repatriate cash for debt service from our foreign subsidiaries resulting in dividend tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on the Senior Notes;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the credit agreement related to our revolving credit facility and the indenture governing the Senior Notes do, and the agreements evidencing or governing other future indebtedness may, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations, including the Senior Notes, and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. These factors are discussed in greater detail under “-Risks Related to Our Business” and “-Risks Related to Our Industry” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K Risk Factors”). We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt, including the Senior Notes, or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness, including the Senior Notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement related to our revolving credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.
The terms of the credit agreement related to our revolving credit facility and the indenture governing the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreement related to our revolving credit facility and the indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in sale-leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	sell assets;

•	enter into transactions with affiliates; or

•	effect a consolidation or merger.

In addition, the restrictive covenants in the credit agreement related to our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants under the indenture governing the Senior Notes or under the credit agreement related to our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement related to our revolving credit facility would permit the lenders under that facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, our Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program").  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the 2012 Program. During the six month period ended June 30, 2012, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2012 - April 30, 2012	1,160	$25.30	—	3,700,000
May 1, 2012 - May 31, 2012	581,373	$23.90	581,373	3,118,627
June 1, 2012 - June 30, 2012	250,234	$24.02	244,707	2,873,920
Total	832,767		826,080	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 6, 2012	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2012	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2012	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.