Form 10-Q
period 2012-09-30
J2 GLOBAL, INC.
filed 2012-11-06
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 45,866,993 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$287,514	$139,359
Short-term investments	143,628	38,513
Accounts receivable, net of allowances of $3,831 and $3,404, respectively	25,332	19,071
Prepaid expenses and other current assets	11,813	14,311
Deferred income taxes	2,472	1,643
Total current assets	470,759	212,897
Long-term investments	38,687	43,077
Property and equipment, net	13,938	14,438
Trade names, net	34,397	34,691
Patent and patent licenses, net	18,421	17,517
Customer relationships, net	39,789	35,865
Goodwill	293,687	279,016
Other purchased intangibles, net	8,953	9,994
Deferred income taxes	4,256	3,160
Other assets	2,321	516
Total assets	$925,208	$651,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,437	$24,070
Income taxes payable	4,014	1,510
Deferred revenue	28,352	26,695
Liability for uncertain tax positions	5,523	5,523
Total current liabilities	66,326	57,798
Long-term debt	245,081	—
Liability for uncertain tax positions	31,092	24,554
Deferred income taxes	11,305	12,102
Other long-term liabilities	3,070	2,342
Total liabilities	356,874	96,796
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2012 and December 31, 2011; total issued 45,053,152 and 55,389,636 shares at September 30, 2012 and December 31, 2011, respectively; and total outstanding 45,053,152 and 46,709,068 shares at September 30, 2012 and December 31, 2011, respectively	451	554
Additional paid-in capital	166,557	197,374
Treasury stock, at cost (zero shares at September 30, 2012 and 8,680,568 shares at December 31, 2011)	—	(112,671)
Retained earnings	404,862	472,595
Accumulated other comprehensive loss	(3,536)	(3,477)
Total stockholders’ equity	568,334	554,375
Total liabilities and stockholders’ equity	$925,208	$651,171
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Subscriber	$89,466	$85,622	$262,362	$243,788
Other	3,780	405	7,001	1,299
Total revenues	93,246	86,027	269,363	245,087

Cost of revenues (including share-based compensation of $199 and $633 for the three and nine months of 2012, respectively, and $246 and $736 for the three and nine months of 2011, respectively)	16,303	15,002	48,354	45,952
Gross profit	76,943	71,025	221,009	199,135
Operating expenses:
Sales and marketing (including share-based compensation of $390 and $1,117 for the three and nine months of 2012, respectively, and $350 and $1,049 for the three and nine months of 2011, respectively)	15,190	15,073	43,910	44,929
Research, development and engineering (including share-based compensation of $111 and $344 for the three and nine months of 2012, respectively, and $110 and $367 for the three and nine months of 2011, respectively)	4,692	4,105	13,798	12,714
General and administrative (including share-based compensation of $1,703 and $4,757 for the three and nine months of 2012, respectively, and $1,542 and $4,532 for the three and nine months of 2011, respectively)	14,784	15,403	43,387	44,037
Total operating expenses	34,666	34,581	101,095	101,680
Operating earnings	42,277	36,444	119,914	97,455
Interest and other income (expense), net	(2,747)	290	(2,657)	262
Earnings before income taxes	39,530	36,734	117,257	97,717
Income tax expense	7,880	11,236	25,880	12,770
Net earnings	$31,650	$25,498	$91,377	$84,947
Net earnings per common share:
Basic	$0.69	$0.55	$1.97	$1.84
Diluted	$0.69	$0.54	$1.96	$1.81
Weighted average shares outstanding:
Basic	45,002,565	45,993,328	45,590,160	45,498,763
Diluted	45,340,111	46,455,584	45,897,389	46,108,890
Cash dividends paid per common share	$0.22	$0.20	$0.65	$0.20

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Earnings	$31,650	$25,498	$91,377	$84,947
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (benefit) of $196 and $167 for the three and nine months of 2012, respectively, and ($628) and ($141) for the three and nine months of 2011, respectively	530	(1,864)	590	(417)
Unrealized gain (loss) on available-for-sale investments, net of tax (benefit) of ($877) and ($906) for the three and nine months of 2012, respectively, and ($24) and ($8) for the three and nine months of 2011, respectively	(1,515)	(73)	(1,365)	(23)
Other comprehensive income (loss), net of tax	(985)	(1,937)	(775)	(440)
Comprehensive Income	$30,665	$23,561	$90,602	$84,507

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$91,377	$84,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,555	14,892
Amortization of discount or premium of investments	1,090	600
Amortization of financing costs and discounts	104	—
Share-based compensation	6,816	6,672
Excess tax benefits from share-based compensation	(1,016)	(13,246)
Provision for doubtful accounts	3,520	4,963
Deferred income taxes	(1,012)	5,394
(Gain) loss on available-for-sale investments	(244)	—
Decrease (increase) in:
Accounts receivable	(7,032)	(7,074)
Prepaid expenses and other current assets	(951)	3,811
Other assets	(118)	153
(Decrease) increase in:
Accounts payable and accrued expenses	168	(1,112)
Income taxes payable	7,112	8,885
Deferred revenue	1,611	9,723
Liability for uncertain tax positions	6,538	(9,668)
Other	(1)	293
Net cash provided by operating activities	123,517	109,233
Cash flows from investing activities:
Maturity of certificates of deposit	8,000	—
Purchase of certificates of deposit	(34,674)	(8,000)
Sales of available-for-sale investments	64,581	20,127
Purchase of available-for-sale investments	(140,785)	(50,192)
Purchases of property and equipment	(3,902)	(5,075)
Proceeds from sale of assets	156	4
Acquisition of businesses, net of cash received	(25,108)	(3,244)
Purchases of intangible assets	(3,668)	(2,616)
Net cash used in investing activities	(135,400)	(48,996)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—
Debt issuance costs	(1,342)	—
Repurchases of common stock and restricted stock	(60,261)	(1,273)
Issuance of common stock under employee stock purchase plan	109	110
Exercise of stock options	4,865	7,001
Dividends paid	(29,940)	(9,463)
Excess tax benefits from share-based compensation	1,016	13,246
Net cash provided by financing activities	159,447	9,621
Effect of exchange rate changes on cash and cash equivalents	591	(420)
Net change in cash and cash equivalents	148,155	69,438
Cash and cash equivalents at beginning of period	139,359	64,752
Cash and cash equivalents at end of period	$287,514	$134,190
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

The Company’s patent revenues (included in “other revenues”) consist of patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global or a third party with licensing rights in exchange for the grant of non-exclusive, retroactive and future licenses to the Company’s patented technology. Patent revenues also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company generally recognizes as revenue in the period the agreement is executed the portion of the payment attributable to past use of the patented technology and amortizes the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, j2 Global recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the portion of the purchase price over the carrying value of the patent(s) sold.

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

As of September 30, 2012 and December 31, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized costs incurred in connection its sale of senior unsecured notes within long-term other assets and recorded the original purchase discount as a reduction to such notes (See Note 7 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At September 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held in Ireland by some of our banks are fully insured through December 31, 2012 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

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

The Company paid cash for the following acquisitions closed during 2012, (a) substantially all of the assets of Offsite Backup Solutions, LLC, a Phoenix-based provider of online backup solutions; (b) Landslide Technologies, Inc., a Boston-based provider of online customer relationship management solutions designed for small to mid-sized businesses; (c) Zimo Communications Ltd., a UK provider of cloud-based voice services; and (d) the Australian and New Zealand businesses of Zintel Communications, a cloud voice service provider.

The initial accounting for these acquisitions is incomplete and subject to change. j2 Global is currently in the process of quantifying such amounts, if any, and has recorded provisional amounts based upon management's best estimate of the value as a result of a preliminary analysis performed. Therefore, actual amounts recorded upon the finalization of certain intangible assets and related tax items may differ from the information presented in this Quarterly Report on Form 10-Q.

These acquisitions are designed to be accretive and to provide the Company additional online data backup, customer relationship and voice customers. The financial impact to j2 Global for each of these transactions, individually and in the aggregate, is immaterial as of the date of each acquisition.  The condensed consolidated statement of operations and balance sheet as of September 30, 2012 reflect the results of operations of these acquisitions.  Total consideration for these transactions was $30.4 million, net of cash acquired.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2012	December 31, 2011
Due within 1 year	$99,920	$30,512
Due within more than 1 year but less than 5 years	35,552	38,847
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	3,135	4,230
Total	$138,607	$73,589

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	September 30, 2012	December 31, 2011
Trading	$1	$2
Available-for-sale	147,405	73,589
Total	$147,406	$73,591

The following table summarizes the gross unrealized gains and losses and fair values for investments as of September 30, 2012 and December 31, 2011 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Debt Securities	$138,587	$169	$(149)	$138,607
Equity Securities	11,231	—	(2,433)	8,798
Total	$149,818	$169	$(2,582)	$147,405
December 31, 2011
Debt Securities	$73,731	$99	$(241)	$73,589
Total	$73,731	$99	$(241)	$73,589

At September 30, 2012, corporate and governmental debt securities were recorded as available-for-sale. The corporate and governmental debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to September 30, 2012. At September 30, 2012, equity securities were recorded as available-for-sale and represent strategic equity investments. At September 30, 2012, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. For the nine months ended September 30, 2012, the Company recorded gain from the sale of investments of approximately $0.2 million. Short-term investments include restricted balances in which the Company may not liquidate certain investments until maturity, generally within 12 months.  Restricted balances included in short-term investments were $34.9 million at September 30, 2012.

Investments that have been in an unrealized loss position as of September 30, 2012 and December 31, 2011 had a fair value of $33.7 million and $46.2 million, respectively, and have been in a continuous unrealized loss for less than 12 months. Investments in a continuous unrealized loss for 12 months and longer as of September 30, 2012 and December 31, 2011 had a fair value of $2.6 million and zero, respectively, which are determined to be temporary in nature.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 7 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.1 million and zero, and the corresponding fair value was approximately $273.0 million and zero, at September 30, 2012 and December 31, 2011, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	197,066	—	—	197,066
Time deposits	20,121	—	—	20,121
Certificates of Deposit	34,909	—	—	34,909
Equity securities	8,799	—	—	8,799
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	9,438	—	—	9,438
Debt securities issued by states of the United States and political subdivisions of the states	14,042	—	—	14,042
Debt securities issued by foreign governments	8,891	—	—	8,891
Corporate debt securities	106,235	—	—	106,235
Total	$399,501	$—	$—	$399,501

December 31, 2011	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	79,945	—	—	79,945
Time deposits	7,082	—	—	7,082
Certificates of Deposit	8,000	—	—	8,000
Equity securities	2	—	—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,006	—	—	15,006
Debt securities issued by states of the United States and political subdivisions of the states	16,228	—	—	16,228
Debt securities issued by foreign governments	6,544	—	—	6,544
Corporate debt securities	35,811	—	—	35,811
Total	$168,618	$—	$—	$168,618

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets (in thousands):

	Level 3 Financial Assets
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Beginning Balance	$—	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	—
Not included in earnings	—	102
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance, September 30, 2012 and 2011	$—	$598
Total losses for the period included in earnings relating to assets still held at September 30, 2012 and 2011	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

Balance as of January 1, 2012	$279,016
Goodwill acquired	14,896
Purchase Accounting Adjustments	(300)
Foreign exchange translation	75
Balance as of September 30, 2012	$293,687

Intangible assets are summarized as of September 30, 2012 and December 31, 2011 as follows (in thousands):

Intangible assets with indefinite lives:

	September 30, 2012	December 31, 2011
Trade name	$27,379	$28,254
Other	5,436	5,317
Total	$32,815	$33,571

The Company determined that a certain trade name no longer has an indefinite life as of the second quarter

2012.  Accordingly, the Company has reclassified $0.9 million from intangible assets with indefinite lives to intangible assets subject to amortization during fiscal year 2012.  The Company has determined that this intangible asset has a remaining useful life of 1.5 years and it will be amortized accordingly.

As of September 30, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	10.9 years	$12,520	$(5,502)	$7,018
Patent and patent licenses	9.1 years	42,014	(23,593)	18,421
Customer relationships	6.6 years	58,962	(19,174)	39,788
Other purchased intangibles	4.8 years	11,759	(8,241)	3,518
Total		$125,255	$(56,510)	$68,745

As of December 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	12.6 years	$10,584	$(4,147)	$6,437
Patent and patent licenses	8.4 years	38,229	(20,712)	17,517
Customer relationships	6.7 years	49,245	(13,380)	35,865
Other purchased intangibles	4.7 years	11,545	(6,868)	4,677
Total		$109,603	$(45,107)	$64,496

Amortization expense, included in general and administrative expense, approximated $3.9 million and $3.4 million for the three month period ended September 30, 2012 and 2011, respectively, and $11.0 million and $10.1 million for the nine month period ended September 30, 2012 and 2011, respectively.  Amortization expense is estimated to approximate $14.9 million, $15.3 million, $13.5 million, $12.3 million and $10.8 million for fiscal years 2012 through 2016, respectively, and $12.9 million thereafter through the duration of the amortization period.

7.	Long Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.000% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of September 30, 2012, the unamortized discount on long-term debt was approximately $4.9 million. Other fees of approximately $1.3 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, which may include acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of September 30, 2012, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture).  If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contain certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of September 30, 2012, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long term debt in the Consolidated Balance Sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $273.0 million as of September 30, 2012 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of September 30, 2012.

Long term debt as of September 30, 2012 consists of the following (in thousands):

Notes	$245,081

Total long-term debt	$245,081
Less: Current portion	—

Total long-term debt, less current portion	$245,081

8.	Commitments and Contingencies

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
As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has ongoing litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to OpenText Corporation and its Captaris business (“OpenText”), EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).
j2 Global's ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638 (the “'638 Patent”), 6,350,066 (the “'066 Patent”), 6,597,688 (the “'688 Patent”), and 7,020,132 (the “'132 Patent”) against OpenText and EasyLink are being litigated in the United States District Court for the Central District of California (“Central District of California”) before the same judge. Discovery in the cases is underway. In all three cases we are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. Both defendants filed counterclaims against j2 Global, including seeking declaratory judgments of non-infringement, and invalidity and unenforceability of the patents asserted. OpenText also asserted counterclaims purporting to allege violations of federal and state antitrust laws, but dismissed those claims on September 14, 2011. The Court completed Part One of the Markman hearing, covering two of the patents asserted, on October 15, 2010, and issued a related Markman Order on March 4, 2011. OpenText's motion for reconsideration of certain portions of the Markman Order was denied on July 2011. The Court completed Part Two of the Markman Hearing covering the two other patents asserted on July 29, 2011, and issued a related Markman Order on October 20, 2011. On October 11, 2012, EasyLink and OpenText filed requests for leave to amend their counterclaims to add counterclaims for tortious interference and unfair competition. j2 Global filed its opposition to the motion on October 29, 2012. The motion is set to be heard on November 19, 2012. In both Markman Orders, the Court adopted a claim construction either identical to or consistent with j2 Global's proposed construction for every disputed claim term in all four patents asserted. Trial is currently scheduled to begin on September 17, 2013.

On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the Central District of California. The complaint alleges infringement of the '638, '066, and '132 Patents. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, and interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,669 (the “'669 patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. RingCentral seeks a declaratory judgment of non-infringement and invalidity and requests damages, injunctive relief, interest, and attorneys' fees and costs. On December 8, 2011, j2 Global submitted a request to the USPTO to submit the '669 patent into reexamination proceedings. On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the '669 patent. On March 13, 2012, the Court entered an order staying RingCentral's patent counterclaim pending conclusion of the reexamination proceedings. The Court also referred questions relating to RingCentral's unfair competition claim to the FCC and stayed the unfair competition claim pending resolution by the FCC. On May 3, 2012, the USPTO issued an action closing the prosecution of the reexamination proceedings. On July 3, 2012, RingCentral filed a response to this action, seeking permission to submit a response to the action closing prosecution of the reexamination proceedings, and also submitted its proposed response to the action. j2 Global filed its response to RingCentral's submissions on August 2, 2012 and also submitted its proposed response to the action. On September 28, 2012, the USPTO granted permission to RingCentral and j2 Global to submit their responses to the USPTO's action closing the prosecution of the reexamination proceedings. The USPTO re-opened prosecution of the reexamination, finding that the action closing the prosecution of the reexamination proceedings was premature. RingCentral filed supplemental comments on October 25, 2012; the deadline for any reply by j2 Global to any such supplemental comments is November 26, 2012. The Court has scheduled a Markman hearing in this matter on January 18, 2013 and trial on January 21, 2014.
On February 21, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the '638 and '066 Patents. On April 2, 2012, j2 Global filed a motion to transfer the case to the Central District of California. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these patents. On May 14, 2012, EC Data filed an answer to j2 Global's counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of the '132 Patent and non-infringement of the '688 Patent. On May 31, 2012, EC Data submitted a request to the USPTO to submit the '132 Patent into reexamination proceedings. On August 22, 2012, the USPTO granted EC Data's reexamination request and issued its rejection of certain of the '132 Patent's claims; j2 Global's response is due on October 22, 2012. On August 29, 2012, the Court granted j2 Global's motion to transfer the case to the Central District of California.
On September 15, 2006, one of j2 Global's affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia (“Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys' fees and costs. On February 18, 2009, the Court granted j2 Global's motion to stay the case pending the conclusion of the j2 Global affiliate's appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the Northern District of Georgia Court's non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the affiliate's motion to dismiss IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by j2 Global, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, j2 Global's affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate's motion to dismiss, dismissing the affiliate's infringement claims and IGC's related counterclaims. Discovery is ongoing.
On April 20, 2012, j2 Global and a different affiliate filed suit against IGC in the Central District of California. The complaint alleges infringement of the '638, '066, '688, and '132 Patents. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest, and costs. On July 2, 2012, IGC filed a motion to dismiss the complaint or stay the action on the basis that the case is governed by a forum selection clause in a contract between a predecessor entity of j2 Global and IGC that allegedly mandates the United States District Court for the Northern District of California (“Northern District of California”) as the venue. On July 9, 2012, j2 Global filed its opposition to IGC's motion to dismiss. On August 7, 2012, the Court granted in part IGC's motion to dismiss and stayed the case pending a ruling by the Northern District of California on j2 Global's motion to dismiss or transfer in IGC's lawsuit against j2 Global in the Northern District of California.

On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the Northern District of California, alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief, and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court took the motion under submission.

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“Protus”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus's e-mail marketing services. Pantelakis is seeking damages, attorneys' fees, interest, and costs. Protus filed a responsive pleading on March 23, 2011. On July 16, 2012, Protus filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file an amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis's motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Global its costs associated with its amended statement of defense, and reserved a further award of costs for the trial court. The parties are permitted to conduct additional discoveries with respect to the new pleadings.
On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “'640 patent”) and 7,804,823 (the “'823 patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, interest, and costs. In early July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the USPTO granted j2 Global's reexamination request with respect to the '823 patent; then on September 9, 2011, the USPTO closed the prosecution and affirmed all of the patent's claims. On October 1, 2011, the USPTO granted the reexamination request with respect to the '640 patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the '640 reexamination proceeding is pending. The Court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On February 7, 2012, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of the '640 patent. On March 13, 2012, Xpedite filed a motion to lift the stay. On March 30, 2012, j2 Global filed a second ex parte reexamination request with respect to the '640 patent and filed its opposition to the motion to lift the stay - which motion remains pending. On June 1, 2012, the USPTO issued an order granting j2 Global's second reexamination request. On August 16, 2012, the USPTO issued an office action in the reexamination of the '640 patent rejecting most of the patent's claims and confirming the patentability of others. On September 14, 2012, j2 Global filed a further request for reexamination of the '640 patent with the USPTO, seeking reexamination of the claims the patentability of which the USPTO had confirmed. On September 17, 2012, the owner of the '640 patent filed its response to the USPTO's rejection of certain claims. On May 21, 2012, j2 Global filed an appeal with the Board of Patent Appeals and Interferences (BPAI) of the Examiner's decision to close the prosecution of the '823 patent and affirm all of the claims. On June 21, 2012, the respondent's brief was filed with the BPAI. On October 1, 2012, the USPTO filed its answer to j2 Global's appeal, which was a mere endorsement of the August 16, 2012 office action.

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

9.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates the estimate of the annual effective tax rate and, if the estimated tax rate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended September 30, 2012, the effective tax rate was 19.9% which includes an increase in the U.S. federal domestic production activities deduction, a decrease in return to provision adjustments and a decrease in state apportionment; partially offset by an increase in the valuation allowance for a U.S. federal foreign tax credit.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $38.5 million and $47.2 million for the nine months ended September 30, 2012 and 2011, respectively, and income from foreign operations of $78.7 million and $50.5 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had $36.6 million and $30.1 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of operations.

Cash paid for income taxes net of refunds received was $13.3 million for the nine months ended September 30, 2012.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $7.4 million and $11.0 million at September 30, 2012 and December 31, 2011, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under income tax audits by the IRS for tax years 2009 and 2010 and by the Canada Revenue Agency (“CRA”) for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for Goods and Services Tax for tax years 2009 through 2011.  It is possible that these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various states for non-income related taxes which may increase tax expense if an adverse outcome resulting from these examinations are realized.

10.	Stockholders’ Equity

Common Stock Repurchase Program

In February, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013.  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate this new repurchase program. During the nine month period ended September 30, 2012, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees). j2 Global has accounted for these repurchases using the cost method.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2012, the Company purchased 1,276 shares from plan participants for this purpose. See Item II, Part 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends

On February 14, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.21 per share of common stock payable on March 12, 2012 to all stockholders of record as of the close of business on February 27, 2012. On May 2, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.215 per share of common stock payable on May 30, 2012 to all stockholders of record as of the close of business on May 16, 2012. On July 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.22 per share of common stock payable on August 29, 2012 to all stockholders of record as of the close of business on August 13, 2012. On October 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock payable on November 26, 2012 to all stockholders of record as of the close of business on November 12, 2012. Future dividends will be subject to Board approval.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of September 30, 2012.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2012, 803,761 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2012, 999,873 shares underlying options and 95,466 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,087,695	$20.99
Granted	67,000	27.26
Exercised	(319,061)	15.25
Canceled	(32,000)	31.34
Outstanding at September 30, 2012	1,803,634	22.05	5.3	$19,526,823
Exercisable at September 30, 2012	1,152,738	21.88	4.2	$12,706,975
Vested and expected to vest at September 30, 2012	1,681,730	$21.92	5.1	$18,436,769

For the nine months ended September 30, 2012, j2 Global granted options to purchase 67,000 shares of common stock pursuant to the 2007 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2012 and 2011 were $7.92 and $13.12, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2012 and 2011 were $4.0 million and $38.9 million, respectively.

As of September 30, 2012 and December 31, 2011, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $5.8 million and $9.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.3 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the nine months ended September 30, 2012 is based on historical volatility of the Company’s common stock. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0.0% as the Company did not historically pay cash dividends on its common stock.  For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 14.68% and 14.82% as of September 30, 2012 and 2011, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.91%	2.39%
Expected term (in years)	5.7	6.5
Dividend yield	3.09%	—%
Expected volatility	41%	42%
Weighted-average volatility	41%	42%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.6 million and $3.7 million of compensation expense in the three and nine months ended September 30, 2012, respectively, related to restricted stock and restricted stock units. As of September 30, 2012 and December 31, 2011, the Company had unrecognized share-based compensation cost of approximately $16.6 million and $11.3 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.7 years for awards and 4.3 years for units.

Restricted stock award activity for the nine months ended September 30, 2012 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	742,683	$20.87
Granted	280,044	27.55
Vested	(200,477)	21.28
Canceled	(10,900)	30.92
Nonvested at September 30, 2012	811,350	$22.94

Restricted stock unit award activity for the nine months ended September 30, 2012 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	32,750
Granted	71,166
Vested	(1,700)
Canceled	(6,750)
Outstanding at September 30, 2012	95,466	2.8	$3,133,194
Vested and expected to vest at September 30, 2012	62,445	2.5	$2,049,443

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$199	$246	$633	$736
Operating expenses:
Sales and marketing	390	350	1,117	1,049
Research, development and engineering	111	110	344	367
General and administrative	1,703	1,542	4,757	4,532
Total	$2,403	$2,248	$6,851	$6,684

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2012 and 2011, 4,115 and 4,127 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $109,000 and $110,000 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, 1,647,283 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted net earnings per common share:
Net earnings	$31,650	$25,498	$91,377	$84,947
Net earnings available to participating securities (a)	(513)	(392)	(1,512)	(1,414)
Net earnings available to common shareholders	31,137	25,106	89,865	83,533
Denominator:
Weighted-average outstanding shares of common stock	45,002,565	45,993,328	45,590,160	45,498,763
Dilutive effect of:
Dilutive effect of equity incentive plans	337,546	462,256	307,229	610,127
Common stock and common stock equivalents	45,340,111	46,455,584	45,897,389	46,108,890
Net earnings per share:
Basic	$0.69	$0.55	$1.97	$1.84
Diluted	$0.69	$0.54	$1.96	$1.81

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and nine months ended September 30, 2012 and 2011, there were 420,319 and 400,352 options outstanding, respectively, and 536,559 and 404,973 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.	Geographic Information

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$58,194	$52,891	$167,211	$150,493
All other countries	35,052	33,136	102,152	94,594
	$93,246	$86,027	$269,363	$245,087

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$35,158	$35,498
All other countries	47,525	43,436
Total	$82,683	$78,934

Revenues for the nine months ended September 30, 2011 reflect a change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced subscriber revenues predominately in the United States (See Note 1 – Basis of Presentation) for further details.

14.	Subsequent Events

On October 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock payable on November 26, 2012 to all stockholders of record as of the close of business on November 12, 2012.

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

◦	Diversify our service offerings and derive more revenue from those services at acceptable levels of returns-on-

investment;  and

◦	Recruit and retain key personnel.

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

We generate substantially all of our revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate revenues from patent licensing and sales and advertising. We categorize our services and solutions into two basic groups: direct inward-dial number (“DID”) -based, which are services provided in whole or in part through a telephone number, and non-DID based, which are our other cloud services for business. As of September 30, 2012, we had approximately 2.1 million DIDs deployed to our paying subscribers, with additional DIDs in inventory. We operate in one reportable segment: cloud services for business.

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

In addition to growing our business organically, we have used acquisitions to grow our customer base, expand our service offerings, enhance our technology and acquire skilled personnel. Since fiscal year 2000, we have completed 39 acquisitions in the cloud services for business industry. We continue to evaluate acquisitions on an on-going basis and expect to complete additional acquisitions in 2012.

We have a global presence with over 625 employees across 11 offices in 6 countries, and are able to market, sell and provide our services virtually anywhere in the world where access to the Internet is available.

The following table sets forth certain key operating metrics for the three and nine months ended September 30, 2012 and 2011 (in thousands, except for percentages):

	September 30,
	2012	2011
Paying telephone numbers	2,077	1,994

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011 (1)
Subscriber revenues:
Fixed	$72,284	$70,364	$214,699	$197,061
Variable	17,182	15,258	47,663	46,727
Total subscriber revenues	$89,466	$85,622	$262,362	$243,788
Percentage of total subscriber revenues:
Fixed	80.8%	82.2%	81.8%	80.8%
Variable	19.2%	17.8%	18.2%	19.2%
Subscriber revenues:
DID-based	$82,937	$79,720	$242,961	$226,152
Non-DID-based	6,529	5,902	19,401	17,636
Total subscriber revenues	$89,466	$85,622	$262,362	$243,788

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 1 – Basis of Presentation), which reduced subscriber revenues for the nine months ended September 30, 2011 by $10.3 million.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. During the three months ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2012

Revenues

Subscriber Revenues.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
Subscriber Revenues	$89,466	$85,622	4%	$262,362	$243,788	8%

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

Other Revenues.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
Other Revenues	$3,780	$405	833%	$7,001	$1,299	439%

Other revenues consist primarily of revenues generated from patent and technology licensing and sales transactions. Our licensing revenues are subject to fluctuations due to the nature of the litigations and licensing process. The increase in other revenues for the three and nine months ended September 30, 2012 resulted primarily from increased patent and technology related licensing revenues.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
Cost of revenue	$16,303	$15,002	9%	$48,354	$45,952	5%
As a percent of revenue	17%	17%	—%	18%	19%	(1)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2012 was primarily due to an increase in costs associated with businesses acquired in the last twelve months that for at least some portion of the first nine months of fiscal 2012 were not yet fully integrated into j2 Global, partially offset by reduced processing fees and a decrease in personnel and severance costs associated with businesses acquired in the prior comparable period.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
Sales and Marketing	$15,190	$15,073	1%	$43,910	$44,929	(2)%
As a percent of revenue	16%	18%	(2)%	16%	18%	(2)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. We have a disciplined return-on-investment approach to our Internet-based advertising and marketing spend, which can cause sales and marketing costs as a percentage of total revenues to vary from period to period based upon available opportunities. Advertising cost for the three months ended September 30, 2012 and 2011 was $12.2 million and $11.8 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $35.2 million and $34.2 million, respectively.  The increase in sales and marketing expenses for the three months ended September 30, 2012 was primarily due to additional advertising partially offset by a decrease in personnel costs associated with businesses acquired and lower commissions and consulting fees in comparison to the prior comparable quarter. The decrease in sales and marketing expenses for the nine months ended September 30, 2012 was primarily due to a decrease in personnel and severance costs associated with businesses acquired partially offset by additional advertising in comparison to the prior comparable period.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
Research, Development and Engineering	$4,692	$4,105	14%	$13,798	$12,714	9%
As a percent of revenue	5%	5%	—%	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses.  The increase in research, development and engineering costs for the three months ended September 30, 2012 was primarily due to an increase in personnel costs associated with businesses acquired in comparison to the prior comparable quarter and additional expenses for professional services. The increase in research, development and engineering costs for the nine months ended September 30, 2012 was primarily due to an increase in personnel costs associated with businesses acquired subsequent to the prior comparable period.

General and Administrative.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011		2012	2011
General and Administrative	$14,784	$15,403	(4)%	$43,387	$44,037	(1)%
As a percent of revenue	16%	18%	(2)%	16%	18%	(2)%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The decrease in general and administrative expense for the three months ended September 30, 2012 was primarily due to a decrease in bad debt expense partially offset by additional amortization of intangible assets related to businesses acquired, compensation and professional fees in comparison to the prior comparable quarter. The decrease in general and administrative expense for the nine months ended September 30, 2012 was primarily due to a decrease in bad debt expense, personnel and severance costs associated with businesses acquired and certain losses on sublease and asset retirements in comparison to the prior comparable period partially offset by additional amortization of intangible assets related to businesses acquired, increase in professional fees and legal settlements.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$199	$246	$633	$736
Operating expenses:
Sales and marketing	390	350	1,117	1,049
Research, development and engineering	111	110	344	367
General and administrative	1,703	1,542	4,757	4,532
Total	$2,403	$2,248	$6,851	$6,684

Non-Operating Income and Expenses

Interest and Other Income (Expense), net. Our interest and other income (expense), net is generated primarily from interest charged on outstanding debt; gain or loss on foreign exchange; and interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income (expense), net was $(2.7) million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $(2.7) million and $0.3 million for the nine months ended September 30, 2012 and 2011. The change in interest and other income (expense), net for the three months ended September 30, 2012 was primarily due to interest accrued on the outstanding debt issued in July 2012 partially offset by additional interest income and gain on foreign exchange primarily from short-term intercompany balances denominated in foreign currencies that remained unsettled. The change in interest and other income (expense), net for the nine months ended September 30, 2012 was primarily due to interest accrued on the outstanding debt issued in July 2012 partially offset by a gain on sale of an investment and additional interest income.

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

Provision for income taxes amounted to $7.9 million and $11.2 million for the three months ended September 30, 2012 and 2011, respectively.  Income tax expense for the nine months ended September 30, 2012 and 2011 was $25.9 million and $12.8 million, respectively. Our effective tax rate was 19.9% and 30.6% for the three months ended September 30, 2012 and 2011, respectively, and 22.1% and 13.1% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2012 was primarily attributable to the following:

1.	an increase during the third quarter 2012 in the U.S. federal domestic production activities deduction;

2.	a decrease in return to provision adjustments; and

3.	a decrease in state apportionment; partially offset by:

4.	an increase during the third quarter 2012 in the valuation allowance for a U.S. federal foreign tax credit.

The increase in our effective income tax rate for the nine months ended September 30, 2012 was primarily attributable to the following:

1.	a reversal during the first quarter 2011 of approximately $14.1 million of uncertain income tax positions as a result of expiring statutes of limitations; and

2.	an increase during the third quarter 2012 in the valuation allowance for a U.S. federal foreign tax credit; partially offset by:

3.	an increase during the third quarter 2012 in the U.S. federal domestic production activities deduction.

4.	a decrease in return to provision adjustments; and

5.	a decrease in state apportionment.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2012, we had cash and investments of $469.8 million compared to $220.9 million at December 31, 2011. The increase resulted primarily from the proceeds from our issuance of $250 million of long-term debt in July 2012 and cash provided by operations, partially offset by share repurchases, dividends and business acquisitions. At September 30, 2012, cash and investments consisted of cash and cash equivalents of $287.5 million, short-term investments of $143.6 million and long-term investments of $38.7 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances in which the Company may not liquidate certain investments until maturity, generally within 12 months.  Restricted balances included in short-term investments were $34.9 million at September 30, 2012. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2012, cash and investments held within foreign and domestic jurisdictions were $137.8 million and $ 332.0 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company's Board of Directors approved several quarterly cash dividends during the nine months ended September 30, 2012, totaling approximately $0.65 per share of common stock. On October 31, 2012, the Company's Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock payable on November 26, 2012 to all stockholders of record as of the close of business on November 12, 2012. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (the “Lender”) and within the Indenture relating to the note issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

On July 26, 2012, the Company completed the sale in a private offering of $250 million in aggregate principal amount of 8.000% senior unsecured notes due 2020. The net proceeds of the sale were $243.7 million after deducting the initial purchaser's discounts, commissions and expenses of the offering. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include acquisitions.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $123.5 million and $109.2 million for the nine months ended September 30, 2012 and 2011, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by excess tax benefit from share-based compensation, cash payments we made to third parties for their services and employee compensation. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $7.4 million and $11.0 million at September 30, 2012 and December 31, 2011, respectively. A significant portion of our subscribers pay us via credit cards and therefore our receivables from subscribers generally settle quickly.

Net cash used in investing activities was approximately $(135.4) million and $(49.0) million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions, property and equipment and intangible assets partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.  For the nine months ended September 30, 2011, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, certificates of deposit and property and equipment partially offset by the sale of available-for-sale investments.

Net cash (used in) provided by financing activities was approximately $159.4 million and $9.6 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, net cash provided by financing activities was primarily attributable to the proceeds from the sale of long-term debt and from the exercise of stock options and excess tax benefit from share-based compensation partially offset by the repurchase of stock and dividends paid.  For the nine months ended September 30, 2011, net cash provided by financing activities was primarily attributable to excess tax benefit from share-based compensation and the exercise of options partially offset by dividends paid and repurchases of stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2012:

	Payments Due in (in thousands)
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	—	20,000	20,000	20,000	20,000	80,000	160,000
Operating leases (c)	905	2,685	2,554	2,006	1,727	5,175	15,052
Telecom services and co-location facilities (d)	1,120	2,912	344	38	—	—	4,414
Computer software and related services (e)	40	215	24	—	—	—	279
Holdback payment (f)	392	1,215	456	—	—	—	2,063
Other (g)	221	442	120	120	120	—	1,023
Total	$2,678	$27,469	$23,498	$22,164	$21,847	$335,175	$432,831
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts represent software license commitments.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts primarily represent certain marketing and consulting arrangements.

As of September 30, 2012, our liability for uncertain tax positions was $36.6 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. On August 16, 2010, we entered into an amended Credit Agreement with the Lender. On July 13, 2012, in connection with the issuance of senior unsecured notes as discussed in Note 7 - Long-Term Debt, we entered into an amended Credit Agreement with the Lender. We have not drawn down any amounts under the Credit Agreement. See Note 8 - Commitments and Contingencies within our Annual Report on Form 10-K for the year ended December 31, 2011 for further details regarding the Credit Agreement.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2012, we had investments in debt securities with effective maturities greater than one year of approximately $38.7 million. Such investments had a weighted average yield of approximately 1%. As of September 30, 2012 and December 31, 2011, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $287.5 million and $139.4 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of September 30, 2012, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and nine months ended September 30, 2012, where net foreign currency gain/(loss) amounted to approximately $0.5 million and $(0.1) million, respectively. For the three and nine months ended September 30, 2012, cumulative translation adjustments included in other comprehensive income amounted to approximately $0.5 million and $0.6 million, respectively. Such gains/(losses) resulted primarily from short term intercompany balances denominated in foreign currencies that remained unsettled.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2012. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, our Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program").  On February 15, 2012, we entered into a Rule 10b5-1 trading plan with a broker to facilitate the 2012 Program. During the nine month period ended September 30, 2012, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2012 - July 31, 2012	—	$—	—	2,873,920
August 1, 2012 - August 31, 2012	1,276	$29.62	—	2,873,920
September 1, 2012 - September 30, 2012	—	$—	—	2,873,920
Total	1,276		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1	Indenture dated as of July 26, 2012, between the Company and U.S. Bank National Association, as trustee (including Form of Note due 2020) (1)

4.2	Registration Rights Agreement dated as of July 26, 2012, between the Company Merrill Lynch, Pierce Fenner & Smith Incorporated, as initial purchaser (1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 26, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 6, 2012	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2012	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2012	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture dated as of July 26, 2012, between the Company and U.S. Bank National Association, as trustee (including Form of Note due 2020) (1)

4.2	Registration Rights Agreement dated as of July 26, 2012, between the Company Merrill Lynch, Pierce Fenner & Smith Incorporated, as initial purchaser (1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 26, 2012.