Form 10-K
period 2012-12-31
J2 GLOBAL, INC.
filed 2013-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $657,029,680. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2013, the registrant had 45,952,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 7, 2013 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 97 pages with the Index to Exhibits located on page 88.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of services delivered through the Internet. We provide cloud services to businesses of all sizes, from individuals to enterprises. Through our portfolio of technology-focused web properties, we provide consumers with trusted product reviews and advertisers with an innovative data-driven platform to connect with targeted audiences.
We generate revenues primarily from subscription and usage fees for our business cloud services and selling targeted advertising through our web properties. We also generate revenues from intellectual property licensing and sales.
In addition to growing our business organically, we have used acquisitions to grow our customer base, expand and diversify our service offerings, enhance our technology and acquire skilled personnel. Since December 31, 2000, and including the one acquisition closed thus far in 2013, we have completed 41 acquisitions.
On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expands our operations into the digital media market, an area we believe provides attractive acquisition opportunities. For additional information on our acquisitions, see Note 3 - Business Acquisitions - and Note 21 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
j2 Global was founded in 1995 and is a Delaware corporation. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.
Business Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, data backup, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the Internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. Our FuseMail® service provides our customers email, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. KeepItSafe® enables our customers to securely backup their data and dispose of tape or other physical systems. Our CampaignerCRM® business provides customer relationship management solutions designed to increase our customers' sales and increase efficiency. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Business Cloud Services revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate Business Cloud Services revenues from patent licensing and sales and advertising. We categorize our Business Cloud Services and solutions into two basic groups: direct inward-dial number (“DID”) -based, which are services provided in whole or in part through a telephone number, and non-DID-based, which are our other cloud services for business. As of December 31, 2012, we had DIDs issued to approximately 2.1 million paying subscribers, with additional DIDs in inventory.
We market our Business Clould Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses and, enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

We offer the following cloud services and solutions:
Fax
eFax® is the leading brand in the global online fax market. Various tiers of service provide increasing levels of features and functionality to sole proprietors, small and medium-sized businesses, and enterprises around the world. Our most popular services allow individuals to receive and send faxes as email attachments. In addition to eFax®, we offer online fax services under a variety of alternative brands including MyFax®, eFax Plus®, eFax Pro™, eFax Corporate™ and eFax Developer™.
Voice and Unified Communications
eVoice® is a virtual phone system that provides small and medium-sized businesses on-demand voice communications services, featuring a toll-free or local company DID, auto-attendant and menu tree. With these services, a subscriber can assign departmental and individual extensions that can connect to multiple U.S. or Canadian DIDs, including land-line and mobile phones and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services and improving efficiency by delivering voicemails in both native audio format and as transcribed text.
Onebox® is a full-featured unified communications suite. It combines the features of many of our other branded services, plus added functionality, to provide a full virtual office. Onebox includes a virtual phone system, hosted email, online fax, audio conferencing and web conferencing.
Email and Customer Relationship Management
FuseMail® offers hosted email, email encryption and email archival services to businesses.  These solutions are hosted offsite and seamlessly integrated into a customer's existing email system. The services include hosted email, VirusSMART™ virus scanning, CypherSMART™ encryption services, SpamSMART™ SPAM filtering and VaultSMART™ / PolicySMART™ archiving which delivers a secure, scalable email archiving and customizable compliance tool to correspond with a company's retention policy.

Campaigner® is an email marketing service that enables businesses to easily create and send highly personalized one-to-one email communications to subscribers and customers to build better relationships. Campaigner also helps businesses increase the size of their mailing lists, comply with email regulations like CAN-SPAM and get more emails to more inboxes.

CampaignerCRM® is an easy-to-use, cloud-based CRM solution specifically designed to help small/medium-sized businesses close more deals, reduce the sales cycle and sell larger deals.  CampaignerCRM has a unique sales checklist capability that gives sales representatives a step-by-step plan to closing a deal. With CampaignerCRM's Social CRM capabilities, companies can seamlessly integrate a customer's latest information from Twitter®, LinkedIn®, and Facebook® directly into their Contact profile. With integrated email marketing, CampaignerCRM makes it easy to create powerful and eye-catching email marketing programs that deliver consistent and trackable results.

Online Backup
KeepItSafe® provides fully managed and monitored online backup solutions for businesses, using its ISO-certified platform. By securing critical digital assets via the Internet to highly secure data vaults, customers enjoy peace of mind knowing they have reliable and cost effective backups, and equally importantly rapid restores of the data that keeps their businesses operating. The software installs simply and provides full server imaging and proven off-site data recovery capabilities without costly investments. Company data is protected from human error, file corruption and other harmful factors.
Global Network and Operations
Our Business Cloud Services business operates multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and several remote disaster recovery facilities. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for our DID-based service customers from thousands of cities in 49 countries on six continents. We offer DIDs covering all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. We have customers located throughout the world.

For financial information about geographic areas, see Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Customer Support Services
Our Business Cloud Services customer service organization supports our cloud services customers through a combination of online self-help, email communications, interactive chat sessions and telephone calls. Our Internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions.
Our Business Cloud Services segment customer service organization provides email support seven days per week, 24 hours per day to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for corporate customers 24 hours per day, seven days per week. Live sales and customer support services are available in nine languages, including English, Spanish, Dutch, German, French and Cantonese.
Competition
Our Business Cloud Services segment faces competition from, among others, online fax-providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and customer relationship management solutions. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
We believe that the primary competitive factors determining our success in the market for our business cloud services include financial strength and stability; pricing; reputation for reliability and security of service; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support. In addition, we believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract advertisers and publishers are important.
For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Digital Media
Our Digital Media business segment consists of the web properties and business operations of Ziff Davis. The Ziff Davis portfolio of web properties - including PCMag.com, ExtremeTech.com, Geek.com, ComputerShopper.com, LogicBuy.com and Toolbox.com - features trusted reviews of technology products, technology-oriented news and commentary, professional networking tools for IT professionals and online deals and discounts for consumers. With Ziff Davis' February 2013 acquisition of IGN Entertainment, Inc., its portfolio of web properties expanded to include leading sites in the gaming and men's lifestyle vertical, including IGN.com and AskMen.com. We generate Digital Media revenues from the sale of display advertising targeted to in-market technology buyers and from the sale of customer leads to online merchants and business-to-business leads to IT vendors. We also generate revenue through the license of logos and copyrighted material to clients.
During 2012, Digital Media web properties attracted 345 million visits and 1.1 billion page views. With the acquisition of IGN Entertainment, Inc., the Digital Media business now attracts more than 53 million global monthly unique visitors.
We are seeking opportunities to acquire additional web properties, both within and outside of the technology, gaming and men's lifestyle verticals, with the goal of monetizing their audiences and content though application of our proprietary technologies and insight.

Our Digital Media properties and services include the following:
Web Properties
PCMag is a trusted online resource for laboratory-based product reviews, technology news and buying guides. We operate the largest and oldest independent testing facility for consumer technology products. Founded in 1984, our lab produces more than 2,000 unbiased technology product and service reviews annually. PCMag's “Editor's Choice” award is recognized globally as the trust-mark for buyers and sellers of technology products and services.
Toolbox.com is a network of online communities that allows experienced technology professionals to share collective knowledge and collaborate to resolve problems more efficiently. Toolbox.com includes professional networking tools, blogs, collaboration tools and reference guides.
Geek.com is an online technology resource and community for technology enthusiasts and professionals. Geek.com features the latest in technology news as well as product reviews and online forums.
LogicBuy.com is a destination for the best deals and discounts on the web. LogicBuy.com curates up-to-the-minute deals and coupons on electronics, hardware, software and more.
The IGN Entertainment, Inc. web properties acquired in February 2013 include gaming site IGN.com and men's lifestyle site AskMen.com.
Display Advertising
We sell display advertising on our owned-and-operated web properties as well as targeted advertising across the Internet through our BuyerBase product. Display advertising can be targeted by subject matter, keyword, demographics, purchase intent, geography and other factors, subject to applicable laws.
Lead Generation
We generate business-to-business leads for IT vendors through the marketing of content, including white papers and webinars, and offer additional lead qualification and nurturing services. On the consumer side, we generate clicks to online merchants by promoting deals and discounts on our web properties.
Licensing
We license the right to use PCMag's “Editors' Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction. These businesses use the licensed content in their own respective promotional materials.
Competition
Competition in the digital media space is fierce and continues to intensify. Our digital media business competes with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL's Ad.com and Microsoft Media Network, as well as traditional media companies for a share of advertisers' marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.
We believe that the primary competitive factors determining our success in the market for our digital media include Ziff Davis's reputation as a trusted source of objective information and our ability to attract Internet users and advertisers to our web properties.
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
We have multiple pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. Three of our core U.S. patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”). We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.
Over the past five years we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against several companies. In each case, we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorneys' fees, interest and costs.
We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, Fusemail, KeepItSafe, Onebox and PCMag, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “campaigner.com”, “fusemail.com”, “keepitsafe.com”, “landslide.com”, “onebox.com”, “pcmag.com”, “logicbuy.com”, “geek.com”, and “toolbox.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others. Our February 2013 acquisition of IGN Entertainment, Inc. brings additional trademark and domain name rights.
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
Seasonality and Backlog
Our Business Cloud Services subscriber revenues are impacted by the number of effective business days in a given period. We experience no material backlog in sales orders or the provisioning of customer orders. We traditionally experience lower than average Business Cloud Services usage and customer sign-ups in the fourth quarter. Revenues associated with our Digital Media operations are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased online retail activity.

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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $18.6 million, $16.4 million and $12.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2012, we had approximately 680 employees, the majority of whom are in the U.S.
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

Risks Related To Our Business

Weakness in the economy has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage and advertising levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers have been and may continue to be adversely affected by the current weakness in the general economy. To the extent these customers' businesses have been adversely affected by the economic downturn and their usage of our services and/or our customer retention rates to decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising revenues in our digital media business, which may adversely impact our revenues and profitability.

Increased numbers of credit and debit card declines in our cloud business could lead to a decrease in our cloud business revenues or rate of revenue growth.

A significant number of our paid cloud services subscribers pay for their services through credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies, which continue to experience heightened levels of unemployment, has resulted in and may continue to result in increased numbers of rejected credit and debit card payments. We believe this has resulted in and may continue to result in increased cloud services customer cancellations and decreased customer signups. This also has required and may continue to require us to increase our reserves for doubtful accounts and write-offs of accounts receivables. The foregoing may adversely impact our revenues and profitability.

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our total indebtedness is approximately $250 million consisting of our 8.0% Senior Notes due 2020 (the “Senior Notes”) issued on July 26, 2012. We also have approximately $40 million of unused availability under our revolving credit facility. Our level of indebtedness could have significant effects on our business. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	require us to repatriate cash for debt service from our foreign subsidiaries resulting in tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on the Senior Notes;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

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

A number of factors affect our income tax rate and the combined effect of these factors could result in an increase in our effective income tax rate. An increase in future effective income tax rates would adversely affect net income in future periods. We operate in different countries that have different income tax rates. Effective tax rates could be adversely affected by earnings being lower than anticipated in countries having lower statutory rates or higher than anticipated in countries having higher statutory rates, by changes in the valuation of deferred tax assets or liabilities or by changes in tax laws or interpretations thereof.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007 and by other state taxing authorities for various periods. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for 2009 and 2010 income taxes and by the Canada Revenue Agency ("CRA") for 2008 through 2010 income taxes and 2009 through 2011 for Goods and Services Tax. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

A substantial portion of our cash and investments are invested outside of the U.S. We may be subject to incremental taxes upon repatriation of such funds to the U.S.

A significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant taxes to repatriate there funds.

Our business and users may be subject to telecommunications and sales taxes.

As a provider of cloud services for business, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are not subject to various telecommunication taxes. However, several state taxing authorities have challenged this belief and have and may continue to audit and assess our business and operations with respect to telecommunications and sales taxes.

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

Our success depends, in part, on our ability to protect our trademarks. We rely on some brands that use the letter “e” before a word, such as “eFax” and “eVoice”. Some regulators and competitors have taken the view that the “e” is descriptive. Others have claimed that these brands are generic when applied to the products and services our Business Cloud Services segment offers. However, we have obtained requested U.S. and foreign trademarks for eFax and eVoice. If we lose our existing trademark protections or we are unable to to obtain and/or protect trademark rights to our other brands, the value of these brands may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

We currently hold various domain names relating to our brands, both in the U.S. and internationally, including efax.com and various international extensions, evoice.com, fax.com, onebox.com, pcmag.com, ign.com, askmen.com, toolbox.com and others. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the U.S. may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in the U.S. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights in the U.S. is unclear. Similarly, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, failure to protect our domain names domestically or internationally could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

We may be subject to risks from international operations.

As we continue to expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region including and continuation or worsening of the current Eurozone crisis; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

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

Currently, a substantial portion of the overall traffic on our Business Cloud Services segment's network is fax related. That segment's success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions. If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractions to fax is that fax signatures are a generally accepted method of executing contracts. There are on-going efforts by governmental and non-governmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

In order to sustain our cloud services growth, we must continue to attract new paid subscribers at a greater rate and with at least an equal amount of revenues per subscriber than we lose existing paid subscribers.

We may not be able to continue to grow or even sustain our current base of paid cloud services customers on a quarterly or annual basis. Our future success depends heavily on the continued growth of our paid cloud services user base. In order to sustain our growth, we must continuously obtain an increasing number of paid cloud services users to replace the users who cancel their service. In addition, these new users must provide revenue levels per subscriber that are greater than or equal to the levels of our current customers or the customers they are replacing. We must also retain our existing cloud services customers while continuing to attract new ones at desirable costs. We cannot be certain that our continuous efforts to offer high quality services at attractive prices will be sufficient to retain our cloud services customer base or attract new cloud services customers at rates sufficient to offset customers who cancel their service. In addition, we believe that competition from companies providing similar or alternative services has caused, and may continue to cause, some of our cloud services customers or prospective cloud services customers to sign up with or to switch to our competitors' services. Moreover, we have experienced, and may continue to experience, an overall reduction in our average revenue per subscriber in our cloud services business due to a combination of a shift in the mix of products sold and reduced usage from customers. These factors may adversely affect our cloud services customer retention rates, the number of our new cloud services customer acquisitions, our average revenue per cloud services subscriber and/or subscriber usage levels. Any combination of a decline in our rate of new customer sign-ups, decline in usage rates of our customers, decline in average revenue per subscriber, decline in customer retention rates or decline in the size of our overall customer base may result in a decrease in our cloud services revenues, which could have a material adverse effect on our total revenues, business, prospects, financial condition, operating results and cash flows.

The majority of our revenue within the Digital Media segment is derived from advertising and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

The effectiveness of our advertising platform is dependent on the optimization of data to collect, score and organize buying signals in order to efficiently target potential buyers. If the optimization of buyer data becomes less effective, advertisers may pay reduced rates. In most cases, our agreements with advertisers have a term of less than one year and may be terminated at any time by the advertiser or by us. Marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

If our Business Cloud Services segment experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid cloud services subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, credit card companies may change the merchant standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid cloud services subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

A system failure or security breach could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our network being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber attacks or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Currently, a significant number of our cloud services customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers' confidential information could result in significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media) and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our cloud services business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our cloud services business substantially depends on the capacity, affordability, reliability and security of our network and services provided to us by our telecommunications suppliers. Only a small number of carriers in each region, and in some cases only one carrier, offer the DID and network services we require. We purchase certain telecommunications services pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

The successful operation of our business depends upon the supply of critical elements and marketing relationships from other companies.

We depend upon third parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and other connections and for co-location of a significant portion of our servers. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain new cloud services customers, we have marketing agreements with operators of leading search engines and websites. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Companies in our segments have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.

From time to time we are subject to litigation or claims, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, occupy a significant amount of our management's time and attention and negatively affect our business operations and financial condition. We are unable to predict the outcome of our currently pending cases. Some or all of the money we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance. Under indemnification agreements we have entered into with our current and former officers and directors, we are required to indemnify them, and advance expenses to them, in connection with their participation in proceedings arising out of their service to us. These payments may be material. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings.

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, we face significant competition for users, advertisers, publishers, developers and distributors.

For information regarding our competition, and the risks arising out of the competitive environment in which we operate, see the section entitled Competition contained in Item 1 of this Annual Report on Form 10-K. In addition, some of our competitors include major companies with much greater resources and significantly larger subscriber bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.
Our Digital Media segment faces significant competition from online media companies as well as from social networking sites, traditional print and broadcast media, general purpose and vertical search engines and various e-commerce sites.
Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content. We compete against these and other companies to attract and retain users, advertisers and developers. We also compete with social media and networking sites which are attracting a substantial and increasing share of users and users' online time, and may continue to attract an increasing share of online advertising dollars.
In addition, several competitors offer products and services that directly compete for users with our digital media offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market.
Some of the competitors for our Business Cloud Services segment in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

Our business is highly dependent on our billing systems.

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our customers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new services or alternative-billing plans is dependent on our ability to customize our billing systems. Any failures or errors in our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business and financial results.

Future acquisitions could result in dilution, operating difficulties and other harmful consequences, and may require us to incur additional indebtedness.

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

We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders, or incur debt, which may cause us to incur additional interest expense, leverage and debt service requirements. We may also use cash to make acquisitions, which may limit our availability of cash for other uses, such as interest payments, stock repurchases or dividends. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

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

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ. Any such action or restatement of prior-period financial results could harm our business or investors' confidence in j2 Global, and could cause our stock price to fall.
If we are unable to develop or commission compelling content in our digital media business at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow as anticipated, or may decline, and/or visitors' level of engagement with our websites may decline, any of which could harm our operating results.
Our future success depends in part on the ability of our Digital Media segment to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate our properties from other businesses. If we are unable to develop compelling content of our own, we may be required to engage freelance services or obtain licensed content which may not be at reasonable prices which could harm our operating results.
We may be subject to legal liability associated with providing online services or content.
We host and provide a wide variety of services and technology products that enable product and service advertising and engagement in various online activities, both domestically and internationally. As a publisher of original content, we may be subject to claims such as libel, defamation or improper use of publicity rights, as well as infringement claims such as plagiarism. The law relating to the liability of online service providers for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and brought against the Digital Media segment for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, the Digital Media segment have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.
New technologies could block our advertisements or impair our ability to serve interest-based advertising which could harm our operating results.
Technologies have been developed and are likely to continue to be developed that can block display advertising. Most of our digital media revenues are derived from fees paid by advertisers in connection with the display of advertisements or clicks on advertisements on web pages. As a result, such technologies and tools could reduce the number of display and advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.
If we or our third-party service providers fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service provider are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue.

Risks Related To Our Industries

Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.

We believe that our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our cloud services business, we utilize data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of DIDs, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider's contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC may take enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone's use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

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
We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.
The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our Websites.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children's Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

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

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy, data-retention or data-protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, which could adversely affect our business. Changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband Internet connections. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to offer new services that use more bandwidth. The FCC “open Internet” or “network neutrality” rules became effective on November 20, 2011. These rules generally prohibit broadband Internet access providers from blocking lawful content, applications, services or non-harmful devices, subject to reasonable network management, and prevent providers from unreasonably discriminating in the transmission of lawful traffic over a consumer's broadband Internet access service connection. A number of parties have appealed these rules to the U.S. Court of Appeals for the District of Columbia. We cannot predict whether these rules will withstand appeal in whole or in part, nor can we predict what impact such rules will have on our business at this time.

Our business could suffer if we cannot obtain or retain DIDs, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

The future success of our DID-based cloud services business depends on our ability to procure large quantities of local DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute DIDs depends on factors such as applicable regulations, the practices of telecommunications carriers that provide DIDs, the cost of these DIDs and the level of demand for new DIDs. For example, several years ago the FCC conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to complete in that state or nation if materially affecting our ability to acquire DIDs for our operations or making our services less attractive due to the unavailability of DIDs with a local geographic area.

In addition, although we are the customer of record for all of our U.S. DIDs, from time to time, certain U.S. telephone carriers inhibit our ability to port numbers or port our DIDs away from us to other carriers. If a federal or regulatory agency determines that our customers should have the ability to port DIDs without our consent, we may lose customers at a faster rate than what we have experienced historically, potentially resulting in lower revenues. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their DIDs to another carrier. These factors could lead to increased cancellations by our cloud services customers and loss of our DID inventory. These factors may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

In addition, future growth in our DID-based cloud services subscriber base, together with growth in the subscriber bases of other providers of DID-based services, has increased and may continue to increase the demand for large quantities of DIDs, which could lead to insufficient capacity and our inability to acquire sufficient DIDs to accommodate our future growth.

We may be subject to increased rates for the telecommunications services we purchase from regulated carriers which could require us to either raise the retail prices of our offerings and lose customers or reduce our profit margins.

The FCC recently adopted wide-ranging reforms to the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our cloud services to our customers. As a result of the FCC's reforms, regulated providers of telecommunications services are determining how the rates they charge customers like us will change in order to comply with the new rules. It is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide DID-based cloud services may increase which may require us to increase the retail price of our services. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our subscribers, our profit margins may decrease.

The industries in which we operate are undergoing rapid technological changes and we may not be able to keep up.

The industries in which we operate are subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Increased cost of email transmissions could have a material adverse effect on our business.

We rely on email for the delivery of certain cloud services. In addition, we derive some advertising revenues through the delivery of email messages to free subscribers and regularly communicate with our customers via email. We also offer email services through FuseMail. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email messages, the cost of providing our services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Risks Related To Our Stock

Quarterly dividends may not continue or could decrease.

We may not continue to issue quarterly dividends or we could decrease the amount of any future dividends. We paid our first quarterly dividend of $0.20 per share of common stock on September 19, 2011. We have declared increasing dividends in each subsequent quarter. Future dividends are subject to Board approval and certain restrictions within our Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Lender”), as amended, and the Indenture governing our Senior Notes. We cannot assure that the Company will continue to pay a dividend in the future or the amount of any future dividends.

Future sales of our common stock may negatively affect our stock price.

As of February 25, 2013, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we were leasing approximately 40,000 square feet of office space for our headquarters in Los Angeles, California under a lease that expires on January 31, 2020. Additionally, we have smaller leased office facilities in Ontario, British Columbia, Quebec, California, New York, Florida, Illinois, Hong Kong, Japan and Ireland.

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

As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has ongoing litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to OpenText Corporation ("Open Text") and its subsidiary EasyLink Services International Corporation (“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

j2 Global's ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638 (the “'638 Patent”), 6,350,066 (the “'066 Patent”), 6,597,688 (the “'688 Patent”), and 7,020,132 (the “'132 Patent”) against OpenText and EasyLink are being litigated in the United States District Court for the Central District of California (“Central District of California”) before the same judge. Discovery in the cases is continuing. In all three cases, the Company is seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. Both defendants filed counterclaims against j2 Global, including seeking declaratory judgments of non-infringement and invalidity and unenforceability of the patents asserted. On March 4, 2011, the Court issued a Markman Order covering two of the patents asserted and on October 20, 2011, the Court issued a second Markman Order covering the two other patents asserted. In both Markman Orders, the Court adopted a claim construction either identical to or consistent with j2 Global's proposed construction for every disputed claim term in all four patents asserted. On October 11, 2012, EasyLink and OpenText filed requests for leave to amend their counterclaims to add counterclaims for tortious interference and unfair competition. j2 Global filed its opposition to the motion on October 29, 2012. The Court has not yet ruled on the motion. On December 19, 2012, the Court disqualified OpenText and EasyLink's lead counsel. As a result, the Court vacated all dates on calendar, including the trial date. A new trial date has not yet been set.

On September 14, 2012, j2 Global filed suit against OpenText and EasyLink in the Central District of California. The complaint alleges infringement of U.S. Patent No. 6,020,980 (the “'980 Patent”). j2 Global is seeking a permanent injunction against continued infringement, compensatory damages and interest, and costs. On November 21, 2012, OpenText and Easylink filed amended counterclaims for declaratory judgments of non-infringement and invalidity of the '980 Patent, tortious interference with prospective business advantage and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. In addition to declarations of non-infringement and invalidity, OpenText and EasyLink are seeking compensatory, exemplary and punitive damages; an injunction barring j2 Global from engaging in unfair competition and misrepresenting its patent rights; and attorneys' fees and costs. On January 11, 2013, j2 Global filed a motion to dismiss OpenText and EasyLink's tortious interference and unfair competition claims. That motion is currently pending. On September 14, 2012, j2 Global submitted a request to the USPTO to reexamine the '980 Patent; on November 19, 2012, the USPTO granted the reexamination request as to claims 1 and 13 of the '980 Patent. On January 31, 2013, the USPTO issued a non-final office action rejecting claims 1 and 13 of the '980 Patent.
On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the Central District of California. The complaint alleges infringement of the '638, '066, and '132 Patents. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees and interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,669 (the “'669 Patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. RingCentral seeks a declaratory judgment of non-infringement and invalidity of the '638, '066 and '132 Patents, and requests damages, injunctive relief, interest and attorneys' fees and costs for the alleged infringement of the '669 Patent. On December 8, 2011, j2 Global submitted a request to the USPTO to submit the '669 Patent into reexamination proceedings. On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the '669 Patent. On March 13, 2012, the Court entered an order staying RingCentral's patent counterclaim pending conclusion of the reexamination proceedings. The Court also referred questions relating to RingCentral's unfair competition claim to the Federal Communications Commission (“FCC”) and stayed the unfair competition claim pending resolution by the FCC. On May 3, 2012, the USPTO issued an action closing the prosecution of the reexamination proceedings with all claims of the '669 Patent rejected. After further filings by RingCentral and j2 Global, on January 10, 2013, the USPTO issued another action closing prosecution. The Court has scheduled a Markman hearing on the '638, '066, and '132 Patents on April 12, 2013 and trial on January 21, 2014.
On February 21, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the '638 and '066

Patents. On April 2, 2012, j2 Global filed a motion to transfer the case to the Central District of California. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these patents as well as the '699 and '132 patents. On May 14, 2012, EC Data filed an answer to j2 Global's counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of the '132 Patent and non-infringement of the '688 Patent. On August 29, 2012, the Court granted j2 Global's motion to transfer the case to the Central District of California. On May 31, 2012, EC Data submitted a request to the USPTO to submit the '132 Patent into inter-partes reexamination proceedings. On August 22, 2012, the USPTO granted EC Data's reexamination request and issued a non-final office action rejecting certain of the '132 Patent's claims; j2 Global filed its response on October 22, 2012. On November 19, 2012, EC Data filed its comments replying to j2 Global's response.
On September 15, 2006, one of j2 Global's affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia (“Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets and attorneys' fees and costs. On February 18, 2009, the Court granted j2 Global's motion to stay the case pending the conclusion of the j2 Global affiliate's appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the Northern District of Georgia Court's non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the affiliate's motion to dismiss IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by j2 Global, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, j2 Global's affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate's motion to dismiss, dismissing the affiliate's infringement claims and IGC's related counterclaims. Discovery is ongoing.
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
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the Northern District of California, alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court took the motion under submission.
On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “'640 Patent”) and 7,804,823 (the “'823 Patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, interest and costs. In July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the USPTO granted j2 Global's reexamination request with respect to the '823 Patent; then on September 9, 2011, the USPTO closed the prosecution and affirmed all of the patent's claims. On October 1, 2011, the USPTO granted the reexamination request with respect to the '640 Patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the '640 Patent reexamination proceeding is pending. The Court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On February 7, 2012, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of the '640 Patent. On March 13, 2012, Xpedite filed a motion to lift the stay. On March 30, 2012, j2 Global filed a second ex parte reexamination request with respect to the '640 Patent and filed its opposition to the motion to lift the stay - which motion remains pending. On June 1, 2012, the USPTO issued an order granting j2 Global's second reexamination request. On August 16, 2012, the USPTO issued an office action in the reexamination of the '640 Patent rejecting most of the patent's claims and confirming the patentability of others. On September 14, 2012, j2 Global filed a further request for reexamination of the '640 Patent with the USPTO, seeking reexamination of the claims the patentability of which the USPTO had confirmed. On September 17, 2012, the owner of the '640 Patent filed its response to the USPTO's rejection of certain claims. On May 21, 2012, j2 Global filed an appeal with the Board of Patent Appeals and Interferences (BPAI) of the Examiner's decision to close the prosecution of the '823 Patent and affirm all of the claims. On June 21, 2012, the respondent's brief was filed with the BPAI. On October 1, 2012, the USPTO filed its answer to j2 Global's appeal, which was a mere endorsement of the August 16, 2012 office action. On November 19, 2012, j2 Global filed a Request for Oral Hearing in the appeal of the inter-partes reexamination of the '823 Patent in front of the BPAI.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “JCOM”. The following table sets forth the high and low closing sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2012
First Quarter	30.62	26.95
Second Quarter	28.35	23.62
Third Quarter	32.82	25.73
Fourth Quarter	33.09	28.67
Year ended December 31, 2011
First Quarter	29.61	26.53
Second Quarter	29.54	26.88
Third Quarter	31.72	25.38
Fourth Quarter	30.94	25.32

Holders

We had 293 registered stockholders as of February 25, 2013. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August, 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter. The following is a summary of each dividend declared during fiscal year 2012:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 14, 2012	$0.21	February 27, 2012	March 12, 2012
May 2, 2012	$0.215	May 16, 2012	May 30, 2012
July 31, 2012	$0.22	August 13, 2012	August 29, 2012
October 31, 2012	$0.225	November 12, 2012	November 26, 2012

On February 12, 2013, our Board of Directors approved a quarterly cash dividend of $0.2325 per share of common stock payable on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013 (See Note 21 - Subsequent Events). Future dividends are subject to Board approval and certain restrictions within our Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (“Lender”), and the Indenture governing our Senior Notes. See Note 10 - Commitments and Contingencies - for further details regarding the Credit Agreement and Note 8 - Long-Term Debt - for further details regarding the Indenture.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2012.

Recent Sales of Unregistered Securities

j2 Global did not issue any unregistered securities during the fourth quarter of 2012.

Issuer Purchases of Equity Securities

Effective February 15, 2012, our Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") (See Note 21 - Subsequent Events - for discussion regarding the extension of the 2012 Program to February 20, 2014).  During the year ended December 31, 2012, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2012 - October 31, 2012	419	$29.90	—	2,873,920
November 1, 2012 - November 30, 2012	271	$30.04	—	2,873,920
December 1, 2012 - December 31, 2012	—	$—	—	2,873,920
Total	690		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding shares outstanding and available for issuance under j2 Global's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,765,461	$22.08	3,241,481
Equity compensation plans not approved by security holders	—	—	—
Total	1,765,461	$22.08	3,241,481

The number of securities remaining available for future issuance includes 1,595,880 and 1,645,601 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 13 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

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

j2 Global's peer group index consists of: Athenahealth, Inc., Concur Technologies, Inc., Constant Contact, Inc., DealerTrack Holdings, Inc., LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., Salesforce.com, Inc., Ultimate Software Group, Inc., Vocus, Inc. and Websense, Inc.

Measurement points are December 31, 2007 and the last trading day in each of j2 Global's fiscal quarters through the end of fiscal 2012. The graph assumes that $100 was invested on December 31, 2007 in j2 Global's common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-07	100.00	100.00	100.00
Mar-08	105.41	79.85	81.06
Jun-08	108.62	83.75	89.83
Sep-08	110.29	70.74	77.66
Dec-08	94.64	53.31	54.83
Mar-09	103.40	55.88	49.55
Jun-09	106.56	69.33	64.76
Sep-09	108.66	81.00	82.34
Dec-09	96.12	91.06	96.19
Mar-10	110.34	93.37	96.77
Jun-10	111.15	82.92	101.38
Sep-10	112.35	93.72	128.57
Dec-10	136.76	106.95	151.71
Mar-11	139.40	111.31	158.91
Jun-11	133.37	108.74	169.74
Sep-11	127.86	100.10	132.75
Dec-11	134.71	107.47	138.37
Mar-12	137.29	132.8	187.49
Jun-12	126.47	123.17	182.20
Sep-12	157.11	130.60	198.60
Dec-12	146.48	120.88	202.36

180
160
140
120
100
80
60
40
Index Value
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
j2 Global
NASDAQ Computer Index
Peer Group Index

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related Notes contained in this Annual Report on Form 10-K and the information contained herein in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$371,396	$330,159	$255,394	$245,571	$241,513
Cost of revenues	67,013	60,613	44,086	44,730	46,250
Gross profit	304,383	269,546	211,308	200,841	195,263
Operating expenses:
Sales and marketing	62,825	59,066	46,332	37,006	41,270
Research, development and engineering	18,624	16,373	12,827	11,657	12,031
General and administrative	60,772	58,157	48,226	45,275	44,028
Loss on disposal of long-lived asset	—	—	—	2,442	—
Total operating expenses	142,221	133,596	107,385	96,380	97,329
Income from operations	162,162	135,950	103,923	104,461	97,934
Other income and expenses:
Other-than-temporary impairment losses	—	—	—	(9,343)	—
Interest and other income	1,805	1,313	6,818	3,100	4,778
Interest and other expense	(9,045)	(147)	(104)	(439)	(559)
Total other income and expenses	(7,240)	1,166	6,714	(6,682)	4,219
Income before income taxes	154,922	137,116	110,637	97,779	102,153
Income tax expense	33,259	22,350	27,590	30,952	29,591
Net income	$121,663	$114,766	$83,047	$66,827	$72,562
Less net income attributable to noncontrolling interest	83	—	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	$121,580	$114,766	$83,047	$66,827	$72,562

Net income per common share:
Basic	$2.63	$2.46	$1.86	$1.52	$1.63
Diluted	$2.61	$2.43	$1.81	$1.48	$1.58
Weighted average shares outstanding:
Basic	45,459,712	45,799,615	44,578,036	43,936,194	44,609,174
Diluted	45,781,658	46,384,848	45,941,843	45,138,001	45,937,506
Cash dividends declared per common share	$0.87	$0.41	$—	$—	$—

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$218,680	$139,359	$64,752	$197,411	$150,780
Working capital	298,572	155,099	57,610	227,538	142,123
Total assets	995,170	651,171	532,623	414,001	322,040
Other long-term liabilities	3,166	2,342	3,302	2,094	1,022
Total stockholders' equity	594,595	554,375	431,745	336,172	249,980

See Note 3 - Business Acquisitions for discussion related to the acquisition of Protus on December 3, 2010 and Ziff Davis, Inc. on November 9, 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in Part I, Item 1A - “Risk Factors” in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of services delivered through the Internet. We provide cloud services to businesses of all sizes, from individuals to enterprises. Through our portfolio of technology-focused web properties, we provide consumers with trusted product reviews and advertisers with an innovative data-driven platform to connect with targeted audiences.
We generate revenues primarily from subscription and usage fees for our business cloud services and selling targeted advertising through our web properties. We also generate revenues from intellectual property licensing and sales.
In addition to growing our business organically, we have used acquisitions to grow our customer base, expand and diversify our service offerings, enhance our technology and acquire skilled personnel. Since December 31, 2000, and including the one acquisition closed thus far in 2013, we have completed 41 acquisitions.
On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expands our operations into the digital media market, an area we believe provides attractive acquisition opportunities. For additional information on our acquisitions, see Note 3 - Business Acquisitions - and Note 21 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
j2 Global was founded in 1995 and is a Delaware corporation. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table sets forth certain operating metrics for our Business Cloud Services segment as of or for the years ended December 31, 2012, 2011 and 2010 (in thousands, except for percentages):

	December 31,
	2012	2011	2010
Paying telephone numbers	2,094	2,003	1,905

	Year Ended December 31,
	2012	2011 (1)	2010
Subscriber revenues:
Fixed	$286,720	$266,575	$205,476
Variable	65,798	61,378	47,016
Total subscriber revenues	$352,518	$327,953	$252,492
Percentage of total subscriber revenues:
Fixed	81.3%	81.3%	81.4%
Variable	18.7%	18.7%	18.6%
Subscriber revenues:
DID-based	$326,940	$304,904	$242,025
Non-DID-based	25,578	23,049	10,467
Total subscriber revenues	$352,518	$327,953	$252,492

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies), which reduced subscriber revenues for the year ended ended December 31, 2011 by $10.3 million.

During 2012, Digital Media web properties attracted 345 million visits and 1.1 billion page views. With the acquisition of IGN Entertainment, Inc. on February 1, 2013 (See Note 21 - Subsequent Events), the Digital Media business now attracts more than 53 million global monthly unique visitors.
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

Revenues.

Business Cloud Services

The Company's Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company generally recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Business Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

Digital Media

The Company's Digital Media revenues primarily consist of revenue generated from the sale of advertising campaigns that are targeted to our proprietary websites. Revenue for these advertising campaigns is recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the customer "clicks through" on the ad, depending upon the terms with the individual advertiser.

Revenue for Digital Media business-to-business operations consists of lead-generation campaigns for IT vendors and is recognized as earned when the Company delivers the qualified leads to the customer.

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients' use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenue under such license agreements is recognized when the assets are delivered to the client. The Digital Media business also generates other types of revenue, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

Investments.   We account for our investments in debt and equity securities in accordance with FASB ASC Topic No. 320, Investments - Debt and Equity Securities (“ASC 320”). ASC 320 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income on our consolidated statement of income. All securities are accounted for on a specific identification basis. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Share-Based Compensation Expense.   We comply with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation and continue to use the simplified method in developing the expected term used for our valuation of share-based compensation in accordance with ASC 718.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill and Purchased Intangible Assets.  We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of is less than its carrying amount, then we perform the impairment test upon intangible assets. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2012, 2011 and 2010 and noted no impairment. Consequently, no impairment charges were recorded.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our consolidated statement of income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We are currently under audit by the California FTB for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. We are also under income tax audits by the IRS for tax years 2009 and 2010 and by the Canada Revenue Agency (“CRA”) for tax years 2008 through 2010. It is possible that one or more of these audits may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to these tax years may change compared to the liabilities recorded for the periods. However, it is not possible to estimate the amount, if any, of such change. We establish reserves for these tax contingencies when we believe that certain tax positions might be challenged despite our belief that our tax positions are fully supportable. We adjust these reserves when changing events and circumstances arise.

Non-Income Tax Contingencies.  We are currently under audit by various federal, state and local taxing authorities for non-income related taxes, including the Canada Revenue Agency regarding an audit for Goods and Services Tax for tax years 2009 through 2011. In accordance with the provisions of FASB ASC Topic No. 450, Contingencies (“ASC 450”) we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information.

The amounts recorded may differ from the actual income or expense that occurs when the uncertainty is resolved. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements. As of December 31, 2012, we had $0.1 million of non-income tax related contingent liabilities.

Allowances for Doubtful Accounts.   We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies - to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

The following table sets forth, for the years ended December 31, 2012, 2011 and 2010, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
Revenues	100%	100%	100%
Cost of revenues	18	18	17
Gross profit	82	82	83
Operating expenses:
Sales and marketing	17	18	18
Research, development and engineering	5	5	5
General and administrative	16	18	19
Total operating expenses	38	41	42
Income from operations	44	41	41
Interest and other income	—	1	3
Interest and other expense	(2)	—	—
Income before income taxes	42	42	44
Income tax expense	9	7	11
Net income	33%	35%	33%
Less net income attributable to noncontrolling interest	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	33%	35%	33%

Revenues

(in thousands, except percentages)	2012	2011	2010	Percentage Change 2012 versus 2011	Percentage Change 2011 versus 2010
Revenues	$371,396	$330,159	$255,394	12%	29%

We generate revenues from several sources within each of our operating segments. Business Cloud Services revenues primarily consist of revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate Business Cloud Services revenues from patent licensing and sales and advertising. Digital Media revenues primarily consist of advertising revenues, fees paid for generating business leads and licensing and sale of editorial content and trademarks.

Our revenues have increased over the past three years primarily due to an increase in our Business Cloud Services subscriber base. The increase in our subscriber base resulted from new subscribers due to business acquisitions and subscribers coming directly to our websites; corporate, enterprise and government sales; and free-to-paid subscriber upgrades, in each case net of cancellations.

Cost of Revenues

(in thousands, except percentages)	2012	2011	2010	Percentage Change 2012 versus 2011	Percentage Change 2011 versus 2010
Cost of revenue	$67,013	$60,613	$44,086	11%	37%
As a percent of revenue	18%	18%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2012 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2011 that resulted in additional network operations, customer service and editorial and production costs, partially offset by reduced processing fees. The increase in cost of revenues from 2010 to 2011 was primarily due to an increase in costs associated with businesses acquired in and subsequent to 2010 that resulted in additional network operations and customer service costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2012	2011	2010	Percentage Change 2012 versus 2011	Percentage Change 2011 versus 2010
Sales and Marketing	$62,825	$59,066	$46,332	6%	27%
As a percent of revenue	17%	18%	18%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the year ended December 31, 2012, 2011 and 2010 was $48.1 million, $45.4 million and $36.3 million, respectively.  The increase in sales and marketing expenses from 2011 to 2012 was primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2011. The increase in sales and marketing expenses from 2010 to 2011 was primarily due to increased marketing worldwide for recently acquired brands and increased personnel associated with businesses acquired in and subsequent to 2010.

Research, Development and Engineering.

(in thousands, except percentages)	2012	2011	2010	Percentage Change 2012 versus 2011	Percentage Change 2011 versus 2010
Research, Development and Engineering	$18,624	$16,373	$12,827	14%	28%
As a percent of revenue	5%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2011 to 2012 was primarily due to an increase in personnel costs associated with businesses acquired in and subsequent to 2011 and additional expenses for professional services. The increase in research, development and engineering costs from 2010 to 2011 was primarily due to an increase in personnel costs associated with businesses acquired in and subsequent to 2010, including associated integration work, and the development of new features and system enhancements.

General and Administrative.

(in thousands, except percentages)	2012	2011	2010	Percentage Change 2012 versus 2011	Percentage Change 2011 versus 2010
General and Administrative	$60,772	$58,157	$48,226	4%	21%
As a percent of revenue	16%	18%	19%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2011 to 2012 was primarily due to an increase in amortization of intangible assets and personnel costs relating to acquisitions closed during 2011 and 2012 and an increase in professional fees, partially offset by a decrease in bad debt expense. The increase in general and administrative expense from 2010 to 2011 was primarily due to an increase in bad debt expense, amortization of intangible assets relating to acquisitions closed during 2010 and 2011, and an increase in personnel costs associated with businesses acquired in and subsequent to 2010, partially offset by a decrease in professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$844	$982	$1,217
Operating expenses:
Sales and marketing	1,543	1,431	1,826
Research, development and engineering	459	477	815
General and administrative	6,286	6,103	7,079
Total	$9,132	$8,993	$10,937

Non-Operating Income and Expenses

Interest and Other Income. Our interest and other income is generated primarily from interest earned on cash, cash equivalents and short-term and long-term investments, gain on sale of investments and gains from foreign currency transactions. Interest and other income was $1.8 million, $1.3 million, and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in interest and other income from 2011 to 2012 was primarily due to additional interest income from higher cash and investment balances following our July 2012 debt issuance. The decrease in interest and other income from 2010 to 2011 was primarily due to an approximately $4.4 million gain on sale of investments recognized in 2010 and reduced interest income in 2011 due to lower cash and investment balances following an acquisition in the fourth quarter of 2010.

Interest and Other Expense. Our interest and other expense was $9.0 million. $0.1 million, and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest and other expense in 2012 is primarily due to interest accrued on our July 2012 debt issuance.

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

As of December 31, 2012, the Company had federal and state (California) net operating loss carryforwards (“NOLs”) of $5.9 million each, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global estimates that all of the above-mentioned federal NOL will be available for use before its expiration. However, the Company does not expect the state NOL to be utilizable and thus recorded a full valuation allowance against it as of December 31, 2012. These NOLs expire through the year 2028 for the federal and 2017 for the state. In addition, as of December 31, 2012 and 2011, the Company had state research and development tax credits of $0.4 million and $0.2 million, which last indefinitely. As of December 31, 2012, the Company also had state enterprise zone tax credits of $0.5 million, which last indefinitely.

Income tax expense amounted to $33.3 million, $22.4 million and $27.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our effective tax rates for 2012, 2011 and 2010 were 21.5%, 16.3% and 24.9%, respectively.

The increase in our annual effective income tax rate from 2011 to 2012 was primarily attributable to the following:

1.	a reversal during 2011 of approximately $15.2 million of uncertain income tax positions as a result of expiring statutes of limitations, offset by return to provision adjustments; and

2.	an increase during 2012 in the valuation allowance for foreign tax credit carryforwards, partially offset by:

3.	a decrease during 2012 in return to provision adjustments; and

4.	a decrease during 2012 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

The decrease in our annual effective income tax rate from 2010 to 2011 was primarily attributable to the following:

1.	a reversal during the first quarter 2011 of approximately $15.2 million of uncertain income tax positions as a result of expiring statutes of limitations, offset by return to provision adjustments;

2.	an increase during 2011 in foreign tax credits and our ability to offset such credits against Subpart F income;

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

6.	an increase during 2011 in return to provision adjustments; and

7.
a reversal in 2010 of certain income tax contingencies allowed to be recognized as a result of effectively settling the transfer pricing portion of the Internal Revenue Service's audit of our income tax returns for 2004 through 2008.

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

The amount of income tax we pay is subject to audit by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management's assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters in accordance with ASC 740. We recorded a liability for unrecognized tax benefits of $7.6 million in accordance with ASC 740 for the year ended December 31, 2012. We are currently under audit by the California ("FTB") for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax years 2009 and 2010 and the Canada Revenue Agency ("CRA") for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for Goods and Services Tax for tax years 2009 through 2011. Our future results may include material favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate.

Segment Results
Our business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media.
We evaluate the performance of our operating segments based on segment revenues, including both external and intersegment net sales, and segment operating income. We account for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment's operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at our consolidated financial results.
Business Cloud Services
Prior to the acquisition of Ziff Davis, Inc, on November 9, 2012, we operated as one segment which has been named Business Cloud Services. The following segment results are presented for fiscal year 2012 and 2011 (in thousands):

	2012		2011		Change
External net sales	$361,684	100.0%	330,159	100.0%	$31,525	9.5%
Intersegment net sales	—	—	—	—	—	—%
Segment net sales	361,684	100.0	330,159	100.0	31,525	9.5%
Cost of revenues	65,056	18.0	60,613	18.4	4,443	7.3%
Gross profit	296,628	82.0	269,546	81.6	27,082	10.0%
Operating expenses	109,268	30.2	105,220	31.9	4,048	3.8%
Segment operating income	$187,360	51.8%	$164,326	49.8%	$23,034	14.0%
Segment net sales of $361.7 million in 2012 increased $31.5 million, or 9.5%, from 2011 primarily due to an increase in our subscriber base, the impact of our first quarter 2011 change in estimate relating to remaining service obligations to eFax® annual subscribers (See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies) which reduced revenues for the year ended December 31, 2011 by $10.3 million, and an increase in patent and technology related licensing revenues.
Segment gross profit of $296.6 million in 2012 increased $27.1 million from 2011 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2012 was consistent with the prior comparable period.
Segment operating expenses of $109.3 million in 2012 increased $4.0 million from 2011 primarily due to (a) additional research, development and engineering costs as a result of increased personnel costs associated with businesses acquired in and subsequent to 2011, (b) additional expenses for professional services and (c) an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2011.
As a result of these factors, segment operating earnings of $187.4 million in 2012 increased $23.0 million, or 14.0%, from 2011.
Digital Media
     As our Digital Media segment was established as a result of the acquisition of Ziff Davis, Inc. on November 9, 2012, the following segment results are presented with no period prior to 2012 (in thousands):

	2012
External net sales	$9,712	100%
Intersegment net sales	—	—
Segment net sales	9,712	100
Cost of revenues	1,956	20.1
Gross profit	7,756	79.9
Operating expenses	4,867	50.1
Segment operating income	$2,889	29.7%

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2012, we had cash and investments of $343.6 million compared to $220.9 million at December 31, 2011. The increase resulted primarily from the proceeds from our issuance of $250 million of debt in July 2012 and cash provided by operations, partially offset by share repurchases, dividends and business acquisitions. At December 31, 2012, cash and investments consisted of cash and cash equivalents of $218.7 million, short-term investments of $105.1 million and long-term investments of $19.8 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts, equity securities and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $34.9 million at December 31, 2012. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2012, cash and investments held within foreign and domestic jurisdictions were $160.5 million and $183.1 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company's Board of Directors approved four quarterly cash dividends during the year ended December 31, 2012, totaling $0.87 per share of common stock. On February 12, 2013, our Board of Directors approved a quarterly cash dividend of $0.2325 per share of common stock payable on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (the “Lender”) and within the Indenture relating to the debt issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

As referenced above, on July 26, 2012, the Company completed the sale in a private offering of $250 million in aggregate principal amount of 8.0% senior unsecured notes due 2020. The net proceeds of the sale were $243.7 million after deducting the initial purchaser's discounts, commissions and expenses of the offering. The Company is using the net proceeds from the offering for general corporate purposes, including acquisitions.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $169.9 million, $150.7 million, and $96.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. The increase in our net cash provided by operating activities in 2012 compared to 2011 was primarily attributable to cash received from our subscribers, the tax benefit from the exercise of stock options and the change in the liability for uncertain tax positions during the year. The increase in our net cash provided by operating activities in 2011 compared to 2010 was primarily attributable to cash received from our subscribers and the tax benefit from the exercise of stock options during the year. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $9.0 million and $11.0 million at December 31, 2012 and 2011, respectively. Our cash and cash equivalents and short-term investments were $323.7 million, $177.9 million and $78.8 million at December 31, 2012, 2011 and 2010, respectively.

Net cash used in investing activities was approximately $(249.5) million, $(76.2) million and $(231.1) million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities in 2012 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2011 was primarily attributable to the purchase of available-for-sale investments.

Net cash used in investing activities in 2010 was primarily attributable to cash acquisition of businesses and purchase of available-for-sale investments.

Net cash provided by financing activities was approximately $158.4 million, $0.3 million and $2.7 million for the year ended December 31, 2012, 2011 and 2010, respectively. Net cash provided by financing activities in 2012 was primarily attributable to the proceeds from the sale of long-term debt and from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by the repurchase of stock and dividends paid. Net cash provided by financing activities in 2011 was primarily attributable from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid. Net cash provided by financing activities in 2010 was primarily attributable from the exercise of options and excess tax benefit from share-based compensation, partially offset by the repurchases of our common stock.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 (See Note 21 - Subsequent Events for discussion regarding the extension of the share repurchase program to February 20, 2014).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2012:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	20,000	40,000	40,000	60,000	160,000
Operating leases (c)	4,471	6,720	3,723	3,503	18,417
Mandatorily redeemable financial instrument - dividends (d)	1,466	2,567	2,567	—	6,600
Mandatorily redeemable financial instrument - redemption (e)	—	—	8,556	—	8,556
Telecom services and co-location facilities (f)	3,044	772	385	—	4,201
Holdback payment (g)	2,740	458	—	—	3,198
Other (h)	657	264	120	—	1,041
Total	$32,378	$50,781	$55,351	$313,503	$452,013
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent the non-controlling interest portion of dividends accrued on the mandatorily redeemable financial instrument.

(e)	These amounts represent the non-controlling interest portion of the redemption amount with respect to the mandatorily redeemable financial instrument.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Director fee arrangements and software license commitments.

As of December 31, 2012, our liability for uncertain tax positions was $37.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012 and November 9, 2012. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. We have not drawn down any amounts under the Credit Agreement. See Note 10 - Commitments and Contingencies for further details regarding the Credit Agreement, as amended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2013.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2012, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of December 31, 2012, we had investments in debt securities with effective maturities greater than one year of approximately $19.8 million. Such investments had a weighted average yield of approximately 1.3%. As of December 31, 2012 and December 31, 2011, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $218.7 million and $139.4 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of December 31, 2012, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, Australia and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, Euro, British Pound Sterling, Australian Dollar and Japanese Yen. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings in 2012, 2011 or 2010. For the years ended December 31, 2012, 2011 and 2010, net foreign currency transaction gain/(loss) amounted to $0.1 million, zero and $0.2 million, respectively. During the year ended December 31, 2012 and 2011, cumulative translation adjustments included in other comprehensive income amounted to $1.4 million and $(0.8) million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of j2 Global, Inc. listed in Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the j2 Global, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of j2 Global, Inc. and subsidiaries' internal control over financial reporting.

SingerLewak LLP
Los Angeles, California
March 1, 2013

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands, except share amounts)

	2012	2011
ASSETS
Cash and cash equivalents	$218,680	$139,359
Short-term investments	105,054	38,513
Accounts receivable, net of allowances of $3,213 and $3,404, respectively	37,285	19,071
Prepaid expenses and other current assets	15,388	14,311
Deferred income taxes	1,092	1,643
Total current assets	377,499	212,897
Long-term investments	19,841	43,077
Property and equipment, net	19,599	14,438
Trade names, net	71,409	34,691
Patent and patent licenses, net	19,329	17,517
Customer relationships, net	64,723	35,865
Goodwill	407,825	279,016
Other purchased intangibles, net	9,855	9,994
Deferred income taxes	1,852	3,160
Other assets	3,238	516
Total assets	$995,170	$651,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$39,874	$24,070
Income taxes payable	3,037	1,510
Deferred revenue	30,493	26,695
Liability for uncertain tax positions	5,523	5,523
Total current liabilities	78,927	57,798
Long-term debt	245,194	—
Liability for uncertain tax positions	32,155	24,554
Deferred income taxes	32,393	12,102
Other long-term liabilities	3,166	2,342
Mandatorily redeemable financial instrument	8,740	—
Total liabilities	400,575	96,796
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2012 and 2011; total issued 45,094,191 and 55,389,636 shares at December 31, 2012 and 2011, respectively; and total outstanding 45,094,191 and 46,709,068 shares at December 31, 2012 and 2011, respectively	451	554
Additional paid-in capital	169,542	197,374
Treasury stock, at cost (zero and 8,680,568 shares at December 31, 2012 and 2011, respectively)	—	(112,671)
Retained earnings	424,790	472,595
Accumulated other comprehensive loss	(88)	(3,477)
Total j2 Global Inc., stockholders’ equity	594,695	554,375
Noncontrolling interests	(100)	—
Total stockholders' equity	594,595	554,375
Total liabilities and stockholders’ equity	$995,170	$651,171
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share and per share data)

	2012	2011	2010
Revenues:
Total revenues	371,396	330,159	255,394

Cost of revenues (including share-based compensation of $844, $982 and $1,217 in 2012, 2011 and 2010, respectively)	67,013	60,613	44,086
Gross profit	304,383	269,546	211,308
Operating expenses:
Sales and marketing (including share-based compensation of $1,543, $1,431 and $1,826 in 2012, 2011 and 2010, respectively)	62,825	59,066	46,332
Research, development and engineering (including share-based compensation of $459, $477 and $815 in 2012, 2011 and 2010, respectively)	18,624	16,373	12,827
General and administrative (including share-based compensation of $6,286, $6,103 and $7,079 in 2012, 2011 and 2010, respectively)	60,772	58,157	48,226
Total operating expenses	142,221	133,596	107,385
Income from operations	162,162	135,950	103,923
Other income (expenses):
Interest and other income	1,805	1,313	6,818
Interest and other expense	(9,045)	(147)	(104)
Total other income (expenses)	(7,240)	1,166	6,714
Income before income taxes	154,922	137,116	110,637
Income tax expense	33,259	22,350	27,590
Net income	121,663	114,766	83,047
Less net income attributable to noncontrolling interest	83	—	—
Net income attributable to j2 Global, Inc. common shareholders	$121,580	$114,766	$83,047
Net income per common share:
Basic	$2.63	$2.46	$1.86
Diluted	$2.61	$2.43	$1.81
Weighted average shares outstanding:
Basic	45,459,712	45,799,615	44,578,036
Diluted	45,781,658	46,384,848	45,941,843
Cash dividends paid per common share	$0.87	$0.41	$—

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net Income	$121,663	$114,766	$83,047
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (benefit) of $196, ($198) and ($164) for the year ended 2012, 2011 and 2010, respectively	1,435	(840)	(659)
Unrealized gain (loss) on available-for-sale investments, net of tax (benefit) of $646, ($142) and ($100) for the year ended 2012, 2011 and 2010, respectively	1,954	(602)	(401)
Other comprehensive income (loss), net of tax	3,389	(1,442)	(1,060)
Comprehensive Income	$125,052	$113,324	$81,987
Net income attributable to noncontrolling interest	83	—	—
Comprehensive income attributable to j2 Global, Inc.	$124,969	$113,324	$81,987

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$121,663	$114,766	$83,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,164	19,756	14,510
Amortization of discount or premium of investments	1,603	941	837
Amortization of financing costs and discounts	249	—	—
Share-based compensation	9,132	8,968	10,937
Excess tax benefits from share-based compensation	(961)	(13,561)	(62)
Provision for doubtful accounts	4,289	6,900	1,965
Deferred income taxes	1,150	6,822	(541)
Loss on disposal of fixed assets	54	117	64
(Gain) loss on available-for-sale investments	(266)	(552)	(4,477)
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(5,417)	(9,509)	(246)
Prepaid expenses and other current assets	(2,028)	4,261	(2,253)
Other assets	(243)	204	(162)
Increase (decrease) in:
Accounts payable and accrued expenses	5,138	847	1,318
Income taxes payable	4,139	9,679	(15,767)
Deferred revenue	1,612	8,664	(1,592)
Liability for uncertain tax positions	7,601	(7,786)	8,114
Other	32	231	693
Net cash provided by operating activities	169,911	150,748	96,385
Cash flows from investing activities:
Maturity of certificates of deposit	8,000	—	31,653
Purchase of certificates of deposit	(34,673)	(8,000)	—
Sales of available-for-sale investments	138,709	29,777	48,843
Purchase of available-for-sale investments	(151,989)	(82,879)	(52,921)
Purchases of property and equipment	(5,061)	(6,844)	(1,842)
Proceeds from sale of assets	156	4	13
Acquisition of businesses, net of cash received	(198,341)	(3,926)	(248,568)
Purchases of intangible assets	(6,295)	(4,312)	(8,312)
Net cash used in investing activities	(249,494)	(76,180)	(231,134)
Cash flows from financing activities:
Issuance of long-term debt	245,000	—	—
Debt issuance costs	(1,384)	—	—
Repurchases of common stock and restricted stock	(60,282)	(1,281)	(4,221)
Issuance of common stock under employee stock purchase plan	157	142	109
Exercise of stock options	5,646	7,090	6,721
Mandatorily redeemable financial instrument	8,557	—	—
Dividends paid	(40,263)	(19,174)	—
Excess tax benefits from share-based compensation	961	13,561	62
Net cash provided by financing activities	158,392	338	2,671
Effect of exchange rate changes on cash and cash equivalents	512	(299)	(581)
Net change in cash and cash equivalents	79,321	74,607	(132,659)
Cash and cash equivalents at beginning of period	139,359	64,752	197,411
Cash and cash equivalents at end of period	$218,680	$139,359	$64,752
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2012, 2011 and 2010
(in thousands, except share amounts)

			Additional				Accumulated other	j2 Global, Inc.	Non-	Total
	Common stock		paid-in	Treasury stock		Retained	comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	equity	interest	equity
Balance, January 1, 2010	52,907,691	$529	$147,619	(8,680,568)	$(112,671)	$301,670	$(975)	$336,172	—	$336,172
Net income	—	—	—	—	—	83,047	—	83,047	—	83,047
Other comprehensive income, net of tax (benefit) of ($264)	—	—	—	—	—	—	(1,060)	(1,060)	—	(1,060)
Exercise of stock options	816,552	8	7,488	—	—	—	—	7,496	—	7,496
Issuance of shares under Employee Stock Purchase Plan	4,894	1	108	—	—	—	—	109	—	109
Vested restricted stock	190,683	2	(2)	—	—	—	—	—	—	—
Retirement of common shares	(165,604)	(2)	(344)	—	—	(3,572)	—	(3,918)	—	(3,918)
Repurchase of restricted stock	(53,587)	(1)	(1,099)	—	—	—	—	(1,100)	—	(1,100)
Share based compensation	—	—	10,937	—	—	—	—	10,937	—	10,937
Excess tax benefit on share based compensation	—	—	62	—	—	—	—	62	—	62
Balance, December 31, 2010	53,700,629	$537	$164,769	(8,680,568)	$(112,671)	$381,145	$(2,035)	$431,745	$—	$431,745
Net income	—	—	—	—	—	114,766	—	114,766	—	114,766
Other comprehensive income, net of tax (benefit) of ($340)	—	—	—	—	—	—	(1,442)	(1,442)	—	(1,442)
Dividends	—	—	—	—	—	(19,199)	—	(19,199)	—	(19,199)
Exercise of stock options	1,820,678	18	14,404	—	—	—	—	14,422	—	14,422
Issuance of shares under Employee Stock Purchase Plan	5,235	—	142	—	—	—	—	142	—	142
Vested restricted stock	155,024	1	(1)	—	—	—	—	—	—	—
Retirement of common shares	(248,152)	(2)	(3,616)	—	—	(4,142)	—	(7,760)	—	(7,760)
Repurchase of restricted stock	(43,778)	—	(853)	—	—	—	—	(853)	—	(853)
Share based compensation	—	—	8,968	—	—	25	—	8,993	—	8,993
Excess tax benefit on share based compensation	—	—	13,561	—	—	—	—	13,561	—	13,561
Balance, December 31, 2011	55,389,636	$554	$197,374	(8,680,568)	$(112,671)	$472,595	$(3,477)	$554,375	$—	$554,375
Net income	—	—	—	—	—	121,580	—	121,580	83	121,663
Other comprehensive income, net of tax of $842	—	—	—	—	—	—	3,389	3,389	—	3,389
Dividends	—	—	—	—	—	(40,263)	—	(40,263)	(183)	(40,446)
Exercise of stock options	357,234	4	5,642	—	—	—	—	5,646	—	5,646
Issuance of shares under Employee Stock Purchase Plan	5,797	—	157	—	—	—	—	157	—	157
Vested restricted stock	204,052	2	(2)	—	—	—	—	—	—	—
Retirement of common shares	(10,806,648)	(108)	(42,580)	8,680,568	112,671	(129,171)	—	(59,188)	—	(59,188)
Repurchase of restricted stock	(55,880)	(1)	(1,093)	—	—	—	—	(1,094)	—	(1,094)
Share based compensation	—	—	9,083	—	—	49	—	9,132	—	9,132
Excess tax benefit on share based compensation	—	—	961	—	—	—	—	961	—	961
Balance, December 31, 2012	45,094,191	$451	$169,542	—	$—	$424,790	$(88)	$594,695	$(100)	$594,595
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 and 2010

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a leading provider of services delivered through the Internet. The Company provided cloud services to businesses of all sizes, from individuals to enterprises. Through its portfolio of technology-focused web properties, j2 Global provides consumers with trusted product reviews and advertisers with an innovative data-driven platform to connect with targeted audiences.
2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned and less-than-wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

j2 Global reserves for receivables it may not be able to collect. These reserves for the Company's Business Cloud Services are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. These reserves for the Company's Digital Media segment are typically driven by past due invoices and are based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

(d)	Revenue Recognition

Business Cloud Services

The Company's Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company generally recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the patented technology and amortize the remaining portion of such payments on a straight line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Business Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

Digital Media

The Company's Digital Media revenues primarily consist of revenue generated from the sale of advertising campaigns that are targeted to our proprietary websites. Revenue for these advertising campaigns is recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the customer "clicks through" on the ad, depending upon the terms with the individual advertiser.

Revenue for Digital Media business-to-business operations consists of lead-generation campaigns for IT vendors and is recognized as earned when the Company delivers the qualified leads to the customer.

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients' use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenue under such license agreements is recognized when the assets are delivered to the client. The Digital Media business also generates other types of revenue, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

(e)	Fair Value Measurements

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

As of December 31, 2012 and December 31, 2011, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

(f)	Cash and Cash Equivalents

j2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(g)	Investments

j2 Global accounts for its investments in debt and equity securities in accordance with FASB ASC Topic No. 320, Investments - Debt and Equity Securities (“ASC 320”). Debt investments are typically comprised of corporate and governmental debt securities. Equity securities recorded as available-for-sale represent strategic equity investments. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. All securities are accounted for on a specific identification basis.

(h)	Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized costs incurred in connection its sale of senior unsecured notes within long-term other assets and recorded the original purchase discount as a reduction to such notes (See Note 8 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

(i)	Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held in Ireland by some of our banks are fully insured through June 30, 2013 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

(j)	Foreign Currency

Some of j2 Global's foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation gain/ (loss) were $1.4 million, $(0.8) million and $(0.7) million for the years ended December 31, 2012, 2011 and 2010, respectively. Realized gains and losses from foreign currency transactions are recognized as interest and other income/expense.  Net transaction gain/ (loss) was $(0.1) million, zero and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(k)	Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 7 years.

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

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2012, 2011 and 2010.

(m)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of is less than its carrying amount, then we perform the impairment test upon intangible assets. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit's fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values. j2 Global completed the required impairment review at the end of 2012, 2011 and 2010 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(n)	Income Taxes

j2 Global's income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. j2 Global establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company's belief that its tax return positions are fully supportable. j2 Global adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. j2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its consolidated statement of income.

(o)	Share-Based Compensation

j2 Global accounts for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, j2 Global measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee's requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, j2 Global may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company's results of operations in the period in which the changes are made and in periods thereafter. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option.

j2 Global accounts for option grants to non-employees in accordance with FASB ASC Topic No. 505, Equity, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

(p)	Earnings Per Common Share

EPS is calculated pursuant to the two-class method as defined in ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities and the net income attributable to noncontrolling interest, by the weighted-average number of common shares outstanding. The Company's participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period.  The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method.

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

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of Ziff Davis, Inc. as described in Note 3 - Business Acquisitions, the Company operates as two segments: (1) Business Cloud Services and (2) Digital Media.

(s)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2012, 2011 and 2010 was $48.1 million, $45.4 million and $36.3 million, respectively.

(t)	Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(u)	Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance and did not have a significant impact on the Company's consolidated financial position or results of operations.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2012 presentation.

3.	Business Acquisitions

The Company paid cash for the following acquisitions closed during 2012: (a) substantially all of the assets of Offsite Backup Solutions, LLC, a Phoenix-based provider of online backup solutions; (b) Landslide Technologies, Inc., a Boston-based provider of online customer relationship management solutions designed for small to mid-sized businesses; (c) Zimo Communications Ltd., a UK provider of cloud-based voice services; and (d) the Australian and New Zealand businesses of Zintel Communications, a cloud voice service provider. In addition, the Company paid cash to acquire substantially all of the outstanding capital stock of Ziff Davis, Inc. ("Ziff Davis"), a leading media company in the technology market, for a purchase price of approximately $163.1 million, net of cash acquired and subject to certain post-closing adjustments.

Ziff Davis

The Company acquired substantially all of the outstanding capital stock of Ziff Davis on November 9, 2012 for a cash purchase price of approximately $163.1 million, net of cash acquired and assumed liabilities of $28.8 million and subject to certain post-closing adjustments. Other minority shareholders acquired the balance of the outstanding capital stock of Ziff Davis for approximately $8.6 million.

The consolidated statement of income, since the date of the acquisition, and balance sheet as of December 31, 2012 reflect the results of operations of Ziff Davis. For the year ended December 31, 2012, Ziff Davis contributed $9.7 million to the Company's revenues and $1.6 million to its net income.

The following table summarizes the allocation of the purchase consideration (including the portion allocable to the minority interest) as follows (in thousands):

Asset	Valuation

Accounts Receivable	$14,450
Property and Equipment	842
Software	4,780
Other Assets	1,283
Deferred Tax Asset	1,139
Trade Name	37,730
Customer Relationship	5,380
Advertiser Relationship	14,500
Licensing Relationship	4,910
Other Intangibles	2,540
Goodwill	112,882
Total	$200,436

The initial accounting for the acquisition of Ziff Davis is substantially complete but is subject to change, which may be significant. j2 Global has recorded provisional amounts for certain intangible assets, software and preliminary working capital. Actual amounts recorded upon the finalization of these items may differ materially from the information presented in this Annual Report on Form 10-K.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisition of Ziff Davis during the year ended December 31, 2012 is $112.9 million, of which $12.9 million is expected to be deductible for income tax purposes.

Other 2012 Acquisitions

The consolidated statement of income, since the date of the applicable acquisitions, and balance sheet as of December 31, 2012 reflect the results of operations of all six 2012 acquisitions, including Ziff Davis as noted above. For the year ended December 31, 2012, the five acquisitions other than Ziff Davis (the "other acquisitions") contributed $16.9 million to the Company's revenues. Net income contributed by the other acquisitions was not separately identifiable due to j2 Global's integration activities.  Total consideration for the other acquisitions was $32.9 million, net of cash acquired. The financial impact to j2 Global for each of the other acquisitions, individually and in the aggregate, is immaterial as of the date of each acquisition.

Pro Forma Financial Information for 2012 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1 for the year ended December 31, 2011 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2012 acquisitions as if each acquisition had occurred on January 1, 2011 (in thousands, except per share amounts):

	Year ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Revenues	$417,250	$385,974
Net Income	$120,210	$114,889
EPS - Basic	$2.60	$2.47
EPS - Diluted	$2.58	$2.44

2011

In July 2011, the Company purchased for cash Data Haven Limited, an Ireland-based provider of online data backup services for businesses, and certain assets of the virtual PBX business of Buzz Networks Limited, a UK-based provider of voice services. In October 2011, the Company purchased for cash C Infinity, an Ireland-based provider of online data backup and hosting services for businesses. The financial impact to j2 Global for these transactions is immaterial as of the date of each acquisition. The consolidated statement of income, since the date of the applicable acquisition, and balance sheet as of December 31, 2011 reflect the results of operations of the acquisitions closed in 2011. Total consideration for these 2011 transactions was $3.8 million, net of cash acquired.

2010

During 2010, j2 Global acquired eight businesses: (1) the voice assets of Reality Telecom Ltd; (2) the fax assets of Comodo Communications, Inc.; (3) the unified messaging and communications assets of mBox Pty, Ltd.; (4) the assets associated with the email hosting and email marketing businesses of FuseMail, LLC; (5) the assets of Alban Telecom Limited, a UK enhanced voice services provider; (6) Venali, Inc., a Miami-based provider of enterprise Internet fax messaging solutions ("Venali"); (7) keepITsafe Data Solutions Ltd., an Ireland-based provider of online backup services; and (8) Protus IP Solutions, Inc. (now known as j2 Global Canada, Inc.), a Canadian provider of cloud communication and messaging services (“Protus”).

Protus

The Company acquired Protus on December 3, 2010 for a cash purchase price of approximately $233 million, net of cash acquired and including assumed liabilities of $25.6 million, subject to certain post-closing adjustments.

The consolidated statement of income, since the date of the acquisition, and balance sheet as of December 31, 2010 reflects the results of operations of Protus. For the year ended December 31, 2010, Protus contributed $6.2 million to the Company's total revenues. Net income contributed from Protus was not separately identifiable due to j2 Global's integration activities.

The initial accounting of Protus was completed during the first quarter 2011 but remained subject to change during the measurement period. The Company completed the valuation of certain intangible assets, finalized the working capital and recorded adjustments to the initial purchase price allocation which resulted in a net decrease to goodwill in the amount of approximately $4.9 million in the first quarter 2011. During the second quarter of 2011, the Company recorded an adjustment to the value of certain software due to insufficient licensing prior to the acquisition date. As a result, the Company has recorded an increase in goodwill in the amount of approximately $0.4 million to adjust the fair value of these assets to the correct amount. Management has determined that this adjustment is immaterial to the previously presented financial statements; accordingly, no restatement is necessary.

The following table summarizes the allocation of the Protus purchase consideration as follows (in thousands):

Asset	Valuation
Accounts Receivable	$2,338
Property and Equipment	3,137
Technology	2,600
Other Assets	1,812
Customer Relationship	29,640
Trade Name	26,982
Non-Compete Agreements	1,576
Goodwill	164,498
Deferred Revenue	(4,928)
Accounts Payable	(1,219)
Accrued Liabilities	(5,295)
Deferred Tax Liability, net	(13,796)
Total	$207,345

Management has determined that a trade name of Protus will be used by the Company indefinitely. Accordingly, this asset will have an indefinite life and will be tested annually or more frequently if j2 Global believes indicators of impairment exists.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisition of Protus during the year ended December 31, 2010 is not expected to be deductible for income tax purposes.

Other 2010 Acquisitions

The consolidated statement of income, since the date of the applicable acquisitions, and balance sheet as of December 31, 2010 reflects the results of operations of all eight 2010 acquisitions, including Protus. For the year ended December 31, 2010, these acquisitions contributed $9.7 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $277.1 million, net of cash acquired and including $29.2 million in assumed liabilities consisting primarily of deferred revenue, trade accounts payable and other accrued liabilities and net deferred tax liabilities.

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

The initial accounting for the acquisition of Venali was completed during the fourth quarter 2010; however, this accounting remained subject to change during the measurement period. Based upon an income tax position taken by Venali following the date of acquisition but relating to a period prior to the date acquisition, the Company recorded an adjustment to the purchase price allocation of Venali to reflect certain tax benefits that were greater than previously estimated. The Company recorded an increase in deferred tax assets of approximately $0.6 million with a corresponding decrease to goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with acquisitions closed during the year ended December 31, 2010 is $195.6 million, of which $15.8 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for 2010 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However; this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1 for the year ended December 31, 2009 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2010 acquisitions as if the acquisitions had occurred on January 1, 2009 (in thousands, except per share amounts):

	Year ended
	December 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
Revenues	$332,623	$325,219
Net Income	$92,659	$75,951
EPS - Basic	$2.08	$1.73
EPS - Diluted	$2.02	$1.68

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2012	December 31, 2011
Due within 1 year	$46,681	$30,512
Due within more than 1 year but less than 5 years	17,209	38,847
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,633	4,230
Total	$66,523	$73,589

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	December 31, 2012	December 31, 2011
Trading	$3	$2
Available-for-sale	90,017	73,589
Total	$90,020	$73,591

The following table summarizes the gross unrealized gains and losses and fair values for investments as of December 31, 2012 and December 31, 2011 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Debt Securities	$66,541	$149	$(167)	$66,523
Equity Securities	20,610	3,251	(367)	23,494
Total	$87,151	$3,400	$(534)	$90,017
December 31, 2011
Debt Securities	$73,731	$99	$(241)	$73,589
Total	$73,731	$99	$(241)	$73,589

At December 31, 2012 and 2011, corporate and governmental debt securities were recorded as available-for-sale. These debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s debt investment portfolio and debt obligations subsequent to December 31, 2012. At December 31, 2012, equity securities were recorded as available-for-sale and primarily represent a strategic investment in Carbonite, Inc. On August 31, 2012, j2 Global submitted a preliminary non-binding proposal to acquire all outstanding shares for cash consideration of $10.50 per fully diluted share, representing a substantial premium to the market trading price of the shares on such date.  On September 8, 2012, Carbonite, Inc. informed j2 Global that it had rejected the proposal, without making a counter-offer. There have been no further discussions between j2 Global and Carbonite, Inc. At December 31, 2012, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $34.9 million at December 31, 2012. For the year ended December 31, 2012, the Company recorded gain from the sale of investments of approximately $0.3 million, which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $0.1 million. For the year ended December 31, 2011, the Company recorded gain from the sale of investments of approximately $0.6 million, which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $0.3 million.

Investments that have been in an unrealized loss position as of December 31, 2012 and December 31, 2011 had a fair value of $31.8 million and $46.2 million, respectively, and have been in a continuous unrealized loss for less than 12 months. Investments in a continuous unrealized loss for 12 months and longer as of December 31, 2012 and December 31, 2011 had a fair value of $2.2 million and zero, respectively, which are determined to be temporary in nature.

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

For available-for-sale and held-to-maturity securities that management has no intent to sell and believes that it more-likely-than-not that it will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 8 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.2 million and zero, and the corresponding fair value was approximately $275.5 million and zero, at December 31, 2012 and December 31, 2011, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	99,351	—	—	99,351
Time deposits	22,093	—	—	22,093
Certificates of Deposit	34,876	—	—	34,876
Equity securities	23,497	—	—	23,497
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,450	—	—	6,450
Debt securities issued by states of the United States and political subdivisions of the states	11,658	—	—	11,658
Debt securities issued by foreign governments	3,589	—	—	3,589
Corporate debt securities	44,826	—	—	44,826
Total	$246,340	$—	$—	$246,340

December 31, 2011	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	79,945	—	—	79,945
Time deposits	7,082	—	—	7,082
Certificates of Deposit	8,000	—	—	8,000
Equity securities	2	—	—	2
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,006	—	—	15,006
Debt securities issued by states of the United States and political subdivisions of the states	16,228	—	—	16,228
Debt securities issued by foreign governments	6,544	—	—	6,544
Corporate debt securities	35,811	—	—	35,811
Total	$168,618	$—	$—	$168,618

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2012 and 2011 (in thousands):

	Level 3 Financial Assets
	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning Balance	$—	$496
Total gains (losses) - realized/unrealized
Included in earnings	—	553
Not included in earnings	—	(322)
Purchases, issuances and settlements	—	(727)
Transfers in and/or out of Level 3	—	—
Balance, December 31, 2012 and 2011	$—	$—
Total losses for the period included in earnings relating to assets still held at December 31, 2012 and 2011	$—	$—

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Computers and related equipment	$61,471	$50,888
Furniture and equipment	1,300	1,205
Leasehold improvements	3,938	3,756
	66,709	55,849
Less: Accumulated depreciation and amortization	(47,110)	(41,411)
Total property and equipment, net	$19,599	$14,438

Depreciation and amortization expense was $6.2 million, $6.3 million and $5.7 million for the year ended December 31, 2012, 2011 and 2010, respectively.

Total disposals of long-lived assets for the year ended December 31, 2012, 2011 and 2010 was $0.9 million, $0.3 million and $0.2 million, respectively.

7.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets subject to amortization are amortized using the straight-line method over estimated useful lives ranging from one to 20 years.

The changes in carrying amounts of goodwill for the year ended December 31, 2012 and 2011 are as follows (in thousands):

Balance as of January 1, 2011	$281,848
Goodwill acquired	2,522
Purchase Accounting Adjustments	(5,140)
Foreign Exchange Translation	(214)
Balance as of December 31, 2011	$279,016
Goodwill acquired	128,532
Foreign exchange translation	277
Balance as of December 31, 2012	$407,825

See Note 3 - Business Acquisitions - for a discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2012 and 2011 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2012	2011
Trade name	$27,379	$28,254
Other	5,433	5,317
Total	$32,812	$33,571

In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2012 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2012 using a quantitative assessment primarily taking into consideration a discounted cash flow analysis of the relief of royalty payments. j2 Global concluded that there were no impairments in 2012, 2011 and 2010. The Company determined that a certain trade name no longer had an indefinite life as of the second quarter 2012. Accordingly, the Company reclassified $0.9 million from intangible assets with indefinite lives to intangible assets subject to amortization during fiscal year 2012. The Company has determined that this intangible asset had a remaining useful life of 1.5 years and is being amortized accordingly.

Intangible Assets Subject to Amortization:

As of December 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	17.7 years	$50,257	$6,227	$44,030
Patent and patent licenses	8.2 years	44,048	24,719	19,329
Customer relationships	7.0 years	86,473	21,750	64,723
Other purchased intangibles	4.4 years	13,322	8,900	4,422
Total		$194,100	$61,596	$132,504

As of December 31, 2011, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.6 years	$10,584	$4,147	$6,437
Patent and patent licenses	8.4 years	38,229	20,712	17,517
Customer relationships	6.7 years	49,245	13,380	35,865
Other purchased intangibles	4.7 years	11,545	6,868	4,677
Total		$109,603	$45,107	$64,496

Expected amortization expense for intangible assets subject to amortization at December 31, 2012 are as follows (in thousands):

Fiscal Year:
2013	$22,109
2014	19,791
2015	17,970
2016	16,428
2017	14,300
Thereafter	41,906
Total expected amortization expense	$132,504

Amortization expense was $16.0 million, $13.4 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	Long-Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of December 31, 2012, the unamortized discount on long-term debt was approximately $4.8 million. Other fees of approximately $1.3 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes in whole or in part at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of its equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of December 31, 2012, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture). If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contain certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of December 31, 2012, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $275.5 million as of December 31, 2012 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of December 31, 2012.

Long-term debt as of December 31, 2012 consists of the following (in thousands):

Notes	$245,194

Total long-term debt	$245,194
Less: Current portion	—

Total long-term debt, less current portion	$245,194

At December 31, 2012, future principal payments for debt were as follows (in thousands):

Year Ended December 31,
2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	250,000
$250,000

9.	Mandatorily Redeemable Financial Instrument

On November 9, 2012, the Company acquired substantially all of the issued and outstanding capital stock of Ziff Davis, Inc. ("Ziff Davis"). In connection with the acquisition, the issued and outstanding capital stock was exchanged for shares of Series A Cumulative Participating Preferred Stock ("Series A Stock") of Ziff Davis. Ziff Davis is accounted for as a consolidated subsidiary as of the date of acquisition. Certain minority interest holders have an ownership in Series A Stock which is being accounted for as a non-controlling interest. The Series A Stock bears a 15% annual cumulative dividend, compounded quarterly, whether or not earned or declared and whether or not there are funds legally available for payment of dividends. The Series A Stock is subject to mandatory repayment or redemption on November 9, 2017, which Ziff Davis may repay or redeem the Series A at its option prior to the mandatory repayment or redemption date. The repayment amount represents $1,000 for each share of Series A Stock and all accrued but unpaid dividends, subject to certain reduction when repaid. The redemption amount represents $1,000 for each share of Series A Stock and all accrued but unpaid dividends plus the fair market value of a notional number of shares of the Ziff Davis common stock on a basis of 485 5/7 common shares per share of Series A Stock.

The Series A Stock meets the definition of a mandatorily redeemable financial instrument which requires liability classification and remeasurement at each reporting period on the consolidated subsidiaries financial statements. As the fair value of the Series A Stock was less than the mandatory redemption amount at issuance, periodic accretions using the interest method are made so that the carrying amount equals the redemption amount on the mandatory redemption date. The carrying amount of Series A Stock is $8.7 million on the consolidated balance sheet and is recorded in Mandatorily Redeemable Financial Instrument and the cumulative dividend is $3.7 million as of December 31, 2012.

10.	Commitments and Contingencies

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

As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has ongoing litigation against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, but not limited to OpenText Corporation ("Open Text") and its subsidiary EasyLink Services International Corporation

(“EasyLink”) and RingCentral, Inc. (“RingCentral”). Three of the patents at issue in some of these lawsuits have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”).

j2 Global's ongoing patent infringement cases involving U.S. Patent Nos. 6,208,638 (the “'638 Patent”), 6,350,066 (the “'066 Patent”), 6,597,688 (the “'688 Patent”), and 7,020,132 (the “'132 Patent”) against OpenText and EasyLink are being litigated in the United States District Court for the Central District of California (“Central District of California”) before the same judge. Discovery in the cases is continuing. In all three cases, the Company is seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest and costs. Both defendants filed counterclaims against j2 Global, including seeking declaratory judgments of non-infringement and invalidity and unenforceability of the patents asserted. On March 4, 2011, the Court issued a Markman Order covering two of the patents asserted and on October 20, 2011, the Court issued a second Markman Order covering the two other patents asserted. In both Markman Orders, the Court adopted a claim construction either identical to or consistent with j2 Global's proposed construction for every disputed claim term in all four patents asserted. On October 11, 2012, EasyLink and OpenText filed requests for leave to amend their counterclaims to add counterclaims for tortious interference and unfair competition. j2 Global filed its opposition to the motion on October 29, 2012. The Court has not yet ruled on the motion. On December 19, 2012, the Court disqualified OpenText and EasyLink's lead counsel. As a result, the Court vacated all dates on calendar, including the trial date. A new trial date has not yet been set.

On September 14, 2012, j2 Global filed suit against OpenText and EasyLink in the Central District of California. The complaint alleges infringement of U.S. Patent No. 6,020,980 (the “'980 Patent”). j2 Global is seeking a permanent injunction against continued infringement, compensatory damages and interest, and costs. On November 21, 2012, OpenText and Easylink filed amended counterclaims for declaratory judgments of non-infringement and invalidity of the '980 Patent, tortious interference with prospective business advantage and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. In addition to declarations of non-infringement and invalidity, OpenText and EasyLink are seeking compensatory, exemplary and punitive damages; an injunction barring j2 Global from engaging in unfair competition and misrepresenting its patent rights; and attorneys' fees and costs. On January 11, 2013, j2 Global filed a motion to dismiss OpenText and EasyLink's tortious interference and unfair competition claims. That motion is currently pending. On September 14, 2012, j2 Global submitted a request to the USPTO to reexamine the '980 Patent; on November 19, 2012, the USPTO granted the reexamination request as to claims 1 and 13 of the '980 Patent. On January 31, 2013, the USPTO issued a non-final office action rejecting claims 1 and 13 of the '980 Patent.
On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the Central District of California. The complaint alleges infringement of the '638, '066, and '132 Patents. j2 Global and its affiliate are seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees and interest and costs. On October 11, 2011, RingCentral filed an answer and counterclaims, alleging infringement of U.S. Patent Number 7,702,669 (the “'669 Patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. RingCentral seeks a declaratory judgment of non-infringement and invalidity of the '638, '066 and '132 Patents, and requests damages, injunctive relief, interest and attorneys' fees and costs for the alleged infringement of the '669 Patent. On December 8, 2011, j2 Global submitted a request to the USPTO to submit the '669 Patent into reexamination proceedings. On January 25, 2012, the USPTO accepted the reexamination request and rejected all claims of the '669 Patent. On March 13, 2012, the Court entered an order staying RingCentral's patent counterclaim pending conclusion of the reexamination proceedings. The Court also referred questions relating to RingCentral's unfair competition claim to the Federal Communications Commission (“FCC”) and stayed the unfair competition claim pending resolution by the FCC. On May 3, 2012, the USPTO issued an action closing the prosecution of the reexamination proceedings with all claims of the '669 Patent rejected. After further filings by RingCentral and j2 Global, on January 10, 2013, the USPTO issued another action closing prosecution. The Court has scheduled a Markman hearing on the '638, '066, and '132 Patents on April 12, 2013 and trial on January 21, 2014.
On February 21, 2012, EC Data Systems, Inc. (“EC Data”) filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the '638 and '066 Patents. On April 2, 2012, j2 Global filed a motion to transfer the case to the Central District of California. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these patents as well as the '699 and '132 patents. On May 14, 2012, EC Data filed an answer to j2 Global's counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of the '132 Patent and non-infringement of the '688 Patent. On August 29, 2012, the Court granted j2 Global's motion to transfer the case to the Central District of California. On May 31, 2012, EC Data submitted a request to the USPTO to submit the '132 Patent into inter-partes reexamination proceedings. On August 22, 2012, the USPTO granted EC Data's reexamination request and issued a non-final office action rejecting certain of the '132 Patent's claims; j2 Global filed its response on October 22, 2012. On November 19, 2012, EC Data filed its comments replying to j2 Global's response.
On September 15, 2006, one of j2 Global's affiliates filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the United States District Court for the Northern District of Georgia (“Northern District of Georgia”). On May 13,

2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets and attorneys' fees and costs. On February 18, 2009, the Court granted j2 Global's motion to stay the case pending the conclusion of the j2 Global affiliate's appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the Northern District of Georgia Court's non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the affiliate's motion to dismiss IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by j2 Global, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, j2 Global's affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate's motion to dismiss, dismissing the affiliate's infringement claims and IGC's related counterclaims. Discovery is ongoing.
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
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the Northern District of California, alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court took the motion under submission.
On March 7, 2011, Xpedite Systems, LLC, a subsidiary of Easylink (“Xpedite”), filed suit against j2 Global in the Northern District of Georgia, Atlanta Division. The complaint alleges infringement of U.S. Patent Numbers 5,872,640 (the “'640 Patent”) and 7,804,823 (the “'823 Patent”). Xpedite is seeking a permanent injunction against continued infringement, damages, treble damages, an accounting of sales and profits, interest and costs. In July 2011, j2 Global submitted requests to put both patents at issue into reexamination proceedings. On September 8, 2011, the USPTO granted j2 Global's reexamination request with respect to the '823 Patent; then on September 9, 2011, the USPTO closed the prosecution and affirmed all of the patent's claims. On October 1, 2011, the USPTO granted the reexamination request with respect to the '640 Patent. On October 14, 2011, j2 Global filed a motion to stay the case in chief while the '640 Patent reexamination proceeding is pending. The Court granted the motion to stay on December 21, 2011, staying the litigation until the final resolution of the reexamination proceedings. On February 7, 2012, the USPTO issued an Ex Parte Reexamination Certificate confirming all claims of the '640 Patent. On March 13, 2012, Xpedite filed a motion to lift the stay. On March 30, 2012, j2 Global filed a second ex parte reexamination request with respect to the '640 Patent and filed its opposition to the motion to lift the stay - which motion remains pending. On June 1, 2012, the USPTO issued an order granting j2 Global's second reexamination request. On August 16, 2012, the USPTO issued an office action in the reexamination of the '640 Patent rejecting most of the patent's claims and confirming the patentability of others. On September 14, 2012, j2 Global filed a further request for reexamination of the '640 Patent with the USPTO, seeking reexamination of the claims the patentability of which the USPTO had confirmed. On September 17, 2012, the owner of the '640 Patent filed its response to the USPTO's rejection of certain claims. On May 21, 2012, j2 Global filed an appeal with the Board of Patent Appeals and Interferences (BPAI) of the Examiner's decision to close the prosecution of the '823 Patent and affirm all of the claims. On June 21, 2012, the respondent's brief was filed with the BPAI. On October 1, 2012, the USPTO filed its answer to j2 Global's appeal, which was a mere endorsement of the August 16, 2012 office action. On November 19, 2012, j2 Global filed a Request for Oral Hearing in the appeal of the inter-partes reexamination of the '823 Patent in front of the BPAI.

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

Credit Agreement
On January 5, 2009, the Company entered into a Credit Agreement with Union Bank, N.A. in order to further enhance its liquidity in the event of potential acquisitions or other corporate purposes (the "Credit Agreement"). The Credit Agreement was amended on August 16, 2010, July 13, 2012 and November 9, 2012. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. The Credit Agreement provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until November 14, 2013, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. j2 Global may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of j2 Global at either:

•LIBOR plus a margin equal to 1.875% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or

•
1% over the “Base Rate”, defined as the highest of (i) the reference rate in effect as determined per the Credit Agreement, (ii) the federal funds rate in effect as determined per the Credit Agreement plus a margin equal to 0.5%, and (iii) the 1 month LIBOR rate plus 1.50%.

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

Pursuant to the Credit Agreement, as amended, significant subsidiaries organized under the laws of any state in the U.S., excluding Ziff Davis and subsidiaries, are required to guaranty j2 Global's obligations under the Credit Agreement. “Significant subsidiary” is defined as any subsidiary that had EBITDA (on a stand-alone basis)(as defined in the Credit Agreement) for four fiscal quarters then most recently ended in excess of four percent (4%) of EBITDA for such four fiscal quarters or had assets in excess of four percent (4%) of the total assets of j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended, provided that no such subsidiary will fail to be designated as a significant subsidiary if such subsidiary, together will all other such subsidiaries that are otherwise not deemed to be significant subsidiaries would represent, in the aggregate (1) 8% or more of EBITDA of j2 Global and its subsidiaries (on a consolidated basis) for such four quarter period or (2) 8% or more of the total consolidated assets of j2 Global and its subsidiaries at such quarter end. Also pursuant to the Credit Agreement, the Company entered into a Security Pledge Agreement whereby j2 Global granted to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global. j2 Global will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict j2 Global''s ability to, among other things, grant liens, dispose of assets, incur indebtedness, guaranty obligations, merge or consolidate, acquire another company, make loans or investments or repurchase stock, in each case subject to exceptions customary for a credit facility of this size and type.

The Credit Agreement also contains financial covenants that establish minimum EBITDA, net worth and liquid asset levels and limit the amount of operating lease obligations that may be assumed.

The Credit Agreement includes customary events of default that include, among other things, payment defaults, inaccuracy of representations and warranties, covenant defaults, material bankruptcy and insolvency events, judgments and failure to comply with judgments, tax defaults, change of control and cross defaults, in each case subject to exceptions and/or thresholds customary for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of j2 Global's repayment obligations under the Credit Agreement.

Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2020. Future minimum lease payments at December 31, 2012 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Operating Leases
Fiscal Year:
2013	$4,471
2014	3,569
2015	3,151
2016	2,024
2017	1,699
Thereafter	3,503
Total minimum lease payments	$18,417

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $2.9 million and $2.3 million, respectively.

11.	Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$20,759	$3,673	$22,806
State	(289)	412	3,435
Foreign	11,639	11,443	1,890
Total current	32,109	15,528	28,131

Deferred:
Federal	2,427	6,761	1,095
State	314	2,012	(276)
Foreign	(1,591)	(1,951)	(1,360)
Total deferred	1,150	6,822	(541)

Total provision	$33,259	$22,350	$27,590

A reconciliation of the statutory federal income tax rate with j2 Global's effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory tax rate	35%	35%	35%
State income taxes, net	0.5	0.9	1.9
Foreign rate differential	(17.4)	(16)	(17.7)
Reserve for uncertain tax positions	4.9	(5.7)	5.9
Valuation Allowance	3.2	(0.1)	(1.4)
IRC Section 199 deductions	(3.4)	—	—
Other	(1.3)	2.2	1.2
Effective tax rates	21.5%	16.3%	24.9%

The Company's effective rate for each year is normally lower than the 35% U.S. federal statutory plus applicable state income tax rates primarily due to earnings of j2 Global's subsidiaries outside of the U.S. in jurisdictions where the effective tax rate is lower than in the U.S.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	2,890	3,480
Tax credit carryforwards	7,600	1,461
Accrued expenses	821	977
Allowance for bad debt	1,028	690
Share-based compensation expense	5,990	5,818
Impairment of investments	355	460
Gain on sale of intangible assets	137	137
Deferred revenue	270	587
State taxes	1,534	—
Other	—	—
	20,625	13,610
Less: Valuation Allowance	(5,918)	(515)
Total deferred tax assets	14,707	13,095

Deferred tax liabilities:
State taxes	—	(248)
Basis difference in fixed assets	(84)	(2,361)
Basis difference in intangible assets	(38,864)	(17,074)
Prepaid insurance	(224)	(284)
Other	(5,018)	(442)
Total deferred tax liabilities	(44,190)	(20,409)

Net deferred tax assets	(29,483)	(7,314)

The Company had approximately $14.7 million and $13.1 million in deferred tax assets as of December 31, 2012 and 2011, respectively, related primarily to tax credit carryforwards, net operating loss carryforwards and differences in share-based compensation between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

During 2012 and 2011, j2 Global sold certain debt securities which produced neither a tax gain nor loss. Some of the sold debt securities were impaired in 2009 resulting in a deferred tax asset and associated valuation allowance of $2.3 million. As a result of the sale, a portion of the valuation allowance was reversed.

As of December 31, 2012, the Company had federal and state (California) net operating loss carryforwards (“NOLs”) of $5.9 million and $5.9 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global estimates that all of the above-mentioned federal NOL will be available for use before its expiration. However, the Company does not expect the state NOL to be utilizable and thus recorded a full valuation allowance against it as of December 31, 2012. These NOLs expire through the year 2028 for the federal and 2017 for the state. In addition, as of December 31, 2012 and 2011, the

Company had state research and development tax credits of $0.4 million and $0.2 million, which last indefinitely. As of December 31, 2012, the Company also had state enterprise zone tax credits of $0.5 million, which last indefinitely.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid tax payments were $9.0 million and $11.0 million at December 31, 2012 and 2011, respectively.

Uncertain Income Tax Positions

j2 Global accrues liabilities for uncertain income tax positions in accordance with the requirements of ASC 740. During 2012, j2 Global recognized a net increase of $7.6 million in liabilities related to positions taken during 2012. The Company also had a net decrease of $(0.6) million related to the reversal of positions taken in prior years. Accordingly, the Company had $37.7 million in liabilities for uncertain income tax positions at December 31, 2012. Included in this amount were $2.3 million accrued for related interest, net of federal income tax benefits and penalties recorded in income tax expense on j2 Global's consolidated statement of income.

A reconciliation of the Company's unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2012	$28,366
Decreases related to positions taken during a prior period	(557)
Increases related to positions taken in the current period	7,612
Balance at December 31, 2012	$35,421

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

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $352.9 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $54.2 million, $60.5 million and $101.3 million for the year ended December 31, 2012, 2011 and 2010, respectively, and income from foreign operations of $100.7 million, $76.6 million and $9.3 million for the year ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, the Company recorded tax benefits of $3.3 million, $15.8 million and $2.7 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of j2 Global's income tax liability and an increase in equity, respectively.

j2 Global is currently under audit by the California ("FTB") for tax years 2005 through 2007. The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under audit by the IRS for tax years 2009 and 2010 and the Canada Revenue Agency ("CRA") for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for Goods and Services Tax for tax years 2009 through 2011. It is possible that one or more of these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various other states and local governments for non-income related taxes.

12.	Stockholders’ Equity

Non-Controlling Interest

Non-controlling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to j2 Global (i.e., minority interests). Non-controlling interests includes the minority equity holders' proportionate share of the equity of Ziff Davis, Inc.

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company on the consolidated statements of stockholders' equity. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Ziff Davis. Net income and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net income to non-controlling interests is deducted from net income in the consolidated statements of income to determine net income attributable to the Company's common shareholders.
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (See Note 21 - Subsequent Events - for a discussion regarding the extension of the share repurchase program through February 20, 2014). On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. At December 31, 2012, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2012, the Company purchased 55,879 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2012:

Declaration Date	Dividend per Common Share	Record Date	Payment Date

February 14, 2012	$0.21	February 27, 2012	March 12, 2012
May 2, 2012	$0.215	May 16, 2012	May 30, 2012
July 31, 2012	$0.22	August 13, 2012	August 29, 2012
October 31, 2012	$0.225	November 12, 2012	November 26, 2012

On February 12, 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.2325 per share of common stock payable on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013 (See Note 21 - Subsequent Events). Future dividends will be subject to Board approval.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2012.

13.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, 2007 Stock Plan and 2001 Employee Stock Purchase Plan (each is described below).

(a)	Second Amended and Restated 1997 Stock Option Plan and 2007 Stock Plan

In November 1997, j2 Global's Board of Directors adopted the j2 Global Communications, Inc. 1997 Stock Option Plan, which was twice amended and restated (the “1997 Plan”). The 1997 Plan terminated in 2007, although stock options and restricted stock issued under the 1997 Plan continue to be governed by it. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan.

In October 2007, j2 Global's Board of Directors adopted the j2 Global, Inc. 2007 Stock Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for 2007 Plan purposes is 4,500,000. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global's common stock on the date of grant for non-statutory stock options.

At December 31, 2012, 2011 and 2010, options to purchase 1,132,365, 1,155,335 and 2,647,130 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $21.94, $19.80 and $11.31, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	4,480,591	$13.17
Granted	167,967	$23.13
Exercised	(816,552)	$9.18
Canceled	(37,612)	$20.26
Options outstanding at December 31, 2010	3,794,394	$14.40
Granted	163,319	$29.42
Exercised	(1,820,678)	$7.92
Canceled	(49,340)	$24.76
Options outstanding at December 31, 2011	2,087,695	$20.99
Granted	67,000	$27.26
Exercised	(357,234)	$15.81
Canceled	(32,000)	$31.34
Options outstanding at December 31, 2012	1,765,461	$22.08	5.1	$15,684,163
Exercisable at December 31, 2012	1,132,365	$21.94	4.0	$10,451,569
Vested and expected to vest at December 31, 2012	1,664,406	$21.95	4.9	$15,042,947

For the year ended December 31, 2012, j2 Global granted 67,000 options to purchase shares of common stock pursuant to the 2007 Plan to newly hired and existing members of management and Board members. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of options granted during the years 2012, 2011 and 2010 were $7.92, $12.54 and $11.00, respectively.

The total intrinsic values of options exercised during the years ended December 31, 2012, 2011 and 2010 were $4.5 million, $41.4 million and $13.2 million, respectively. The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $4.7 million, $4.6 million and $8.8 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $5.6 million, $7.1 million and $7.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $1.6 million, $14.2 million and $1.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $8.09 to $34.73, with a weighted-average remaining contractual life of 5.07 years years.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2012	Weighted Average Exercise Price
8.09	2,439	0.44 years	8.09	2,439	8.09
9.55	200,000	1.23 years	9.55	200,000	9.55
11.43 - 15.65	17,956	2.70 years	14.30	13,956	14.47
17.19	309,280	6.18 years	17.19	77,800	17.19
18.77	239,000	2.67 years	18.77	239,000	18.77
20.15 - 21.67	240,301	5.80 years	21.12	145,712	21.07
21.88 - 25.09	179,666	7.41 years	23.34	57,790	22.86
25.93 - 29.34	262,319	6.63 years	28.53	124,168	28.56
29.53 - 32.45	194,500	5.67 years	31.92	151,500	32.41
33.51 - 34.73	120,000	4.46 years	33.66	120,000	33.66
$8.09 - $34.73	1,765,461	5.07 years	22.08	1,132,365	21.94

At December 31, 2012, there were 1,595,880 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

As of December 31, 2012, there was $5.0 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.03 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0.0%, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.6%, 14.9% and 14.5% as of December 31, 2012, 2011 and 2010, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.1%	2.3%	2.6%
Expected term (in years)	5.7	6.5	6.5
Dividend yield	3.2%	2.6%	—%
Expected volatility	41.6%	41.8%	44.7%

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$844	$982	$1,217
Operating expenses:
Sales and marketing	1,543	1,431	1,826
Research, development and engineering	459	477	815
General and administrative	6,286	6,103	7,079
	$9,132	$8,993	$10,937

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company granted 390,210, 130,212 and 101,082 shares of restricted stock and restricted units during the years ended December 31, 2012, 2011 and 2010, respectively, and recognized $5.2 million, $3.9 million and $4.0 million, respectively of related compensation expense. As of December 31, 2012, the Company had unrecognized share-based compensation cost of $16.0 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.5 years for awards and 4.2 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $3.2 million and $3.8 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $0.3 million, $0.3 million and $1.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $49,000 for the year ended December 31, 2012.

Restricted stock award activity for the year ended December 31, 2012 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	742,683	$20.87
Granted	299,044	27.68
Vested	(202,352)	21.34
Canceled	(10,900)	30.92
Nonvested at December 31, 2012	828,475	$23.08

Restricted stock unit activity for the year ended December 31, 2012 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	17,500
Granted	17,000
Vested	(1,750)
Canceled	—
Outstanding at December 31, 2011	32,750
Granted	91,166
Vested	(1,700)
Canceled	(6,750)
Outstanding at December 31, 2012	115,466	2.7	$3,533,260
Vested and expected to vest at December 31, 2012	76,459	2.4	$2,339,659

Ziff Davis, Inc. Equity Incentive Plan

In November 2012, Ziff Davis, Inc. ("Ziff Davis") established the Ziff Davis, Inc. 2012 Equity Incentive Plan (the "Ziff Davis Plan"), providing incentives to selected directors, officers, employees and consultants. The Ziff Davis Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for the Ziff Davis Plan purposes is 15,000,000. In addition, certain stockholders have put rights under certain circumstances in which the stockholder may elect to cause Ziff Davis to purchase any or all of the shares of common stock (to the extent vested pursuant to the terms of the Ziff Davis Plan) and preferred stock owned by such stockholder. Ziff Davis also has the option to call under certain circumstances the common stock issued pursuant to the Ziff Davis Plan (to the extent vested pursuant to the terms of the Ziff Davis Plan) and shares of preferred stock. Management has determined that the circumstances in which the put right held by the stockholder is exercisable are within the control of the Company. Accordingly, management determined that liability classification is not required.

Ziff Davis granted 13,035,000 shares of restricted stock during the year ended December 31, 2012 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. Based upon the terms of the Ziff Davis Series A Stock discussed in Note 9 - Mandatorily Redeemable Financial Instrument, the Company determined at the relevant grant date that the fair value of the Ziff Davis restricted stock was zero. Accordingly, no compensation expense was recorded for the Ziff Davis restricted stock for the year ended December 31, 2012.

Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2012, 2011 and 2010, 5,797, 5,235 and 4,894 shares, respectively were purchased under the Purchase Plan at price ranging from $28.54 to $24.54 per share. As of December 31, 2012, 1,645,601 shares were available under the Purchase Plan for future issuance.

14.	Defined Contribution 401(k) Savings Plan

j2 Global has two significant 401(k) Savings Plans covering the employees of j2 Global, Inc. and its consolidated subsidiary Ziff Davis, Inc. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the j2 Global 401(k) Savings Plan at the discretion of j2 Global's Board of Directors and employees within the Ziff Davis, Inc. 401(k) Savings Plan receive 50% of the first 4% of eligible compensation with a maximum of 2% of salary. For the years ended December 31, 2012 and 2011, the Company accrued $0.1 million and $0.1 million, respectively, for contributions to the 401(k) Savings Plans.

15.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$121,580	$114,766	$83,047
Net income available to participating securities (a)	(2,075)	(1,932)	—
Net income available to j2 Global, Inc. common shareholders	119,505	112,834	83,047
Denominator:
Weighted-average outstanding shares of common stock	45,459,712	45,799,615	44,578,036
Dilutive effect of:
Dilutive effect of equity incentive plans	321,946	585,233	1,363,807
Common stock and common stock equivalents	45,781,658	46,384,848	45,941,843
Net income per share:
Basic	$2.63	$2.46	$1.86
Diluted	$2.61	$2.43	$1.81

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2012, 2011 and 2010, there were 527,319, 421,319 and 551,130 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

16.	Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 2 - Basis of Presentation and Summary of Significant Policies.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue by segment:
Business Cloud Services	$361,684	$330,159	$255,394
Digital Media	9,712	—	—
Total revenue	371,396	330,159	255,394

Direct costs by segment(1):
Business Cloud Services	174,324	165,833	124,325
Digital Media	6,823	—	—
Direct costs by segment(1):	181,147	165,833	124,325

Business Cloud Services operating income	187,360	164,326	131,069
Digital Media operating income	2,889	—	—
Segment operating income	190,249	164,326	131,069

Global operating costs(2)	28,087	28,376	27,146
Income from operations	$162,162	$135,950	$103,923

(1) Direct costs for each segment include cost of revenue and other operating expenses that are directly attributable to the segment such as employee compensation expense, local sales and marketing expenses, engineering and operations, depreciation and amortization and other administrative expenses.

(2) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	2012	2011
Assets:
Business Cloud Services	$788,828	$649,189
Digital Media	204,244	—
Total assets from reportable segments	993,072	649,189
Corporate	2,098	1,982
Total assets	$995,170	$651,171

	2012	2011	2010
Capital expenditures:
Business Cloud Services	4,240	6,320	1,706
Digital Media	380	—	—
Total from reportable segments	$4,620	$6,320	$1,706

Depreciation and amortization:
Business Cloud Services	20,473	19,342	13,274
Digital Media	1,167	—	—
Total from reportable segments	$21,640	$19,342	$13,274

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year Ended December 31,
	2012	2011	2010
Revenues:
United States	$233,585	$203,153	$208,779
Canada	79,656	83,066	8,310
Ireland	41,248	42,652	38,038
All other countries	16,907	1,288	267
Total	$371,396	$330,159	$255,394

	December 31, 2012	December 31, 2011
Long-lived assets:
United States	$105,549	$35,498
All other countries	46,554	43,436
Total	$152,103	$78,934

Revenues for the year ended December 31, 2011 reflect a first quarter 2011 change in estimate of the remaining service obligation to eFax® annual subscribers in the amount of $10.3 million which reduced 2011 subscriber revenues predominately in the United States. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies - for further details.

17.	Related Party Transactions

(a)	Lease and Expense Reimbursement

Until the fourth quarter of 2011, the Company leased its headquarters office from a company that was affiliated with the Company's Chairman of the Board. That company sold its interest in our headquarters to a third-party during the fourth quarter 2011. For fiscal years 2012, 2011 and 2010, j2 Global paid zero, $1.2 million and $1.2 million, respectively, in rent to this company. In addition to this lease, for fiscal years 2012, 2011 and 2010, j2 Global incurred approximately zero, zero and $1,000, respectively, in expense reimbursement to firms affiliated with the Company's Chairman of the Board. j2 Global believes this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

(b)	Consulting Services

j2 Global engages the consulting services of its Chairman of the Board through an agreement with Orchard Capital Corporation, a company controlled by its Chairman of the Board. For each of the years ended December 31, 2012, 2011 and 2010, j2 Global paid Orchard Capital approximately $0.3 million for these services.

18.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.1 million and $0.1 million, respectively, substantially all of which related to interest on foreign taxes and interest on settled acquisition holdback.

Cash paid for income taxes net of refunds received was $20.4 million, $13.5 million and $35.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company acquired property and equipment for $0.6 million, $0.8 million and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2012, 2011 and 2010, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $3.3 million, $15.8 million and $2.7 million, respectively.

Included in the purchase prices of the acquisitions closed during the years ended December 31, 2012, 2011 and 2010 were contingent holdbacks of $2.5 million, $1.0 million and $2.2 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date.

19.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2012 and 2011 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$102,033	$93,246	$89,465	$86,652
Gross profit	83,375	76,943	73,278	70,788
Net income attributable to j2 Global, Inc. common shareholders	30,203	31,650	31,188	28,539
Net income per common share:
Basic	$0.66	$0.69	$0.68	$0.61
Diluted	$0.65	$0.69	$0.67	$0.60
Weighted average shares outstanding
Basic	45,071,204	45,002,565	45,373,930	46,400,441
Diluted	45,423,502	45,340,111	45,569,564	46,794,603

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$85,072	$86,027	$85,676	$73,384
Gross profit	70,411	71,025	70,518	57,592
Net income attributable to j2 Global, Inc. common shareholders	29,819	25,498	28,514	30,935
Net income per common share:
Basic	$0.63	$0.55	$0.63	$0.69
Diluted	$0.62	$0.54	$0.61	$0.66
Weighted average shares outstanding
Basic	46,692,364	45,993,328	45,399,940	45,093,127
Diluted	46,989,376	46,455,584	46,723,792	46,558,543

20.	Unrestricted Subsidiaries (unaudited)

In November 2012, the Company's board of directors designated Ziff Davis, Inc., a subsidiary of j2 Global, Inc., as an “Unrestricted Subsidiary” under the indenture governing j2 Global's Notes. The financial position and results of operations of Ziff Davis, Inc. are included in the Company's consolidated financial statements included in this report.

As required by the indenture governing j2 Global's Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The financial position of Ziff Davis, Inc. as of December 31, 2012 is as follows (in thousands):

December 31, 2012
ASSETS
Cash and cash equivalents	$2,574
Accounts receivable	16,349
Prepaid expenses and other current assets	494
Deferred income taxes	1,139
Total current assets	20,556
Property and equipment, net	5,812
Trade names, net	37,458
Customer relationships, net	25,410
Goodwill	112,882
Other purchased intangibles, net	1,216
Other assets	912
Total assets	$204,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,372
Income taxes payable	1,374
Deferred revenue	1,973
Total current liabilities	5,719
Deferred income taxes	21,829
Mandatorily redeemable financial instrument	178,740
Total liabilities	206,288
Commitments and contingencies	—
Common stock	—
Additional paid-in capital	(2,052)
Retained earnings	(73)
Accumulated other comprehensive loss	—
Total stockholders’ equity	(2,125)
Noncontrolling interests	83
Total equity	(2,042)
Total liabilities and stockholders’ equity	$204,246

The results of operations of Ziff Davis, Inc. for the year ended December 31, 2012 is as follows (in thousands):

Year Ended December 31,
2012
Revenues	$9,712

Cost of revenues	1,956
Gross profit	7,756
Operating expenses:
Sales and marketing	2,677
Research, development and engineering	151
General and administrative	2,039
Total operating expenses	4,867
Income from operations	2,889
Other income (expenses):
Interest and other income	—
Interest and other expense	—
Total other income (expenses)	—
Income before income taxes	2,889
Income tax expense	1,192
Net income	1,697
Less net income attributable to noncontrolling interest	83
Net income attributable to common stockholders	$1,614

21.	Subsequent Events

On February 1, 2013, the Company acquired for cash the shares of IGN Entertainment, an online publisher of video game, entertainment and men's lifestyle content.

On February 12, 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.2325 per share of common stock payable on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013.

On February 12, 2013, the Company's Board of Directors approved an extension of the share repurchase program set to expire February 20, 2013 by an additional year.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2012. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc. and subsidiaries' (collectively, the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. j2 Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the j2 Global, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, j2 Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial schedule of j2 Global, Inc. and its subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion.

SingerLewak LLP
Los Angeles, California
March 1, 2013

Item 9B. Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2012 Proxy Statement”) for the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts

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

Exhibit No. Exhibit Title
2.1     Stock Purchase Agreement, dated as of February 1, 2013, by and among Ziff Davis, Inc., IGN
Entertainment, Inc., Fox Interactive Media, Inc., Hearst Communications, Inc. and News America
Incorporated (15)
3.1 Certificate of Incorporation, as amended and restated (1)
3.1.1 Certificate of Designation of Series B Convertible Preferred Stock (2)
3.1.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.5 Certificate of Amendment to Amended and Restated Certificate of Incorporation (8)
3.1.6 Certificate of Ownership and Merger (12)
3.2 Amended and Restated By-laws (14)
4.1 Specimen of Common Stock Certificate (12)
4.2 Indenture dated as of July 26, 2012 (13)
4.3 Registration Rights Agreement (13)
10.1 j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (5)
10.1.1 Amendment No. 1 to j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (8)
10.2 j2 Global, Inc. 2007 Stock Plan (9)
10.3 Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (7)
10.4 Letter Agreement dated April 1, 2001 between j2 Global, Inc. and Orchard Capital Corporation (4)
10.4.1 Amendment dated December 31, 2001 to Letter Agreement dated April 1, 2001 between j2 Global, Inc.
and Orchard Capital Corporation (6)
10.5 Employment Agreement for Nehemia Zucker, dated March 21, 1997 (1)
10.6 Registration Rights Agreement dated as of June 30, 1998 with the investors in the June and July 1998 placements (1)
10.7         Registration Rights Agreement dated as of March 17, 1997 with Orchard/JFAX Investors, LLC,
Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and
Anand Narasimhan (1)

10.8          Credit Agreement dated as of January 5, 2009 with Union Bank N.A (10)
10.8.1          Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 with Union
Bank N.A. (11)
21          List of subsidiaries of j2 Global, Inc.
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

(4) Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(5) Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July
17, 2001, Registration No. 333-55402.
(6) Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(7) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(8) Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.
(9) Incorporated by reference to j2 Global’s proxy statement on Schedule 14A filed with the Commission on September 18,
2007.
(10) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2009.
(11) Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2010.
(12) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.
(13) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
(14) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on December 19, 2012.
(15) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on February 7, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

j2 Global, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 1, 2013.

Signature	Title

/s/ NEHEMIA ZUCKER	Chief Executive Officer (Principal Executive Officer)
Nehemia Zucker

/s/ KATHLEEN M. GRIGGS	Chief Financial Officer (Principal Financial Officer)
Kathleen M. Griggs

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ MICHAEL P. SCHULHOF	Director
Michael P. Schulhof

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts	3,404	4,289	(4,480)	3,213
Deferred tax asset valuation allowance	515	5,536	(133)	5,918
Year Ended December 31, 2011:
Allowance for doubtful accounts	2,588	6,900	(6,084)	3,404
Deferred tax asset valuation allowance	1,091	196	(772)	515
Year Ended December 31, 2010:
Allowance for doubtful accounts	3,077	1,965	(2,454)	2,588
Deferred tax asset valuation allowance	2,255	707	(1,871)	1,091

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.