Form 10-Q
period 2013-03-31
J2 GLOBAL, INC.
filed 2013-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the registrant had 45,930,365 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED MARCH 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$193,126	$218,680
Short-term investments	100,846	105,054
Accounts receivable, net of allowances of $3,216 and $3,213, respectively	56,164	37,285
Prepaid expenses and other current assets	15,891	15,388
Deferred income taxes	2,438	1,092
Total current assets	368,465	377,499
Long-term investments	16,118	19,841
Property and equipment, net	24,874	19,599
Trade names, net	85,060	71,409
Patent and patent licenses, net	18,540	19,329
Customer relationships, net	80,761	64,723
Goodwill	429,293	407,825
Other purchased intangibles, net	11,284	9,855
Deferred income taxes	2,165	1,852
Other assets	3,266	3,238
Total assets	$1,039,826	$995,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$57,122	$39,874
Income taxes payable	3,277	3,037
Deferred revenue	32,753	30,493
Liability for uncertain tax positions	5,532	5,523
Deferred income taxes	1,107	—
Total current liabilities	99,791	78,927
Long-term debt	245,310	245,194
Liability for uncertain tax positions	33,439	32,155
Deferred income taxes	39,163	32,393
Other long-term liabilities	3,001	3,166
Mandatorily redeemable financial instrument	9,068	8,740
Total liabilities	429,772	400,575
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at March 31, 2013 and December 31, 2012; total issued 45,292,836 and 45,094,191 shares at March 31, 2013 and December 31, 2012, respectively; and total outstanding 45,292,836 and 45,094,191 shares at March 31, 2013 and December 31, 2012, respectively	453	451
Additional paid-in capital	173,231	169,542
Retained earnings	435,976	424,790
Accumulated other comprehensive income (loss)	980	(88)
Total j2 Global, Inc. stockholders’ equity	610,640	594,695
Noncontrolling interest	(586)	(100)
Total stockholders’ equity	610,054	594,595
Total liabilities and stockholders’ equity	$1,039,826	$995,170
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Total revenues	$113,617	$86,652

Cost of revenues (including share-based compensation of $214 and $242 for the three months of 2013 and 2012, respectively)	20,235	15,864
Gross profit	93,382	70,788
Operating expenses:
Sales and marketing (including share-based compensation of $418 and $375 for the three months of 2013 and 2012, respectively)	29,638	14,860
Research, development and engineering (including share-based compensation of $106 and $116 for the three months of 2013 and 2012, respectively)	6,746	4,489
General and administrative (including share-based compensation of $1,610 and $1,560 for the three months of 2013 and 2012, respectively)	24,011	13,829
Total operating expenses	60,395	33,178
Operating income	32,987	37,610
Interest and other income (expense), net	(4,716)	(719)
Income before income taxes	28,271	36,891
Income tax expense	5,500	8,352
Net income	22,771	28,539
Less net loss attributable to noncontrolling interest	(151)	—
Net income attributable to j2 Global, Inc. common shareholders	$22,922	$28,539
Net income per common share:
Basic	$0.50	$0.61
Diluted	$0.49	$0.60
Weighted average shares outstanding:
Basic	45,160,140	46,400,441
Diluted	45,668,167	46,794,603
Cash dividends paid per common share	$0.2325	$0.21

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$22,771	$28,539
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of ($714) and $428, respectively.	(1,753)	1,463
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $1,628 and $37, respectively.	2,821	127
Other comprehensive income (loss), net of tax	1,068	1,590
Comprehensive income	23,839	30,129
Net loss attributable to noncontrolling interest	(151)	—
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax (benefit) of ($6) and zero, respectively.	(7)	—
Comprehensive income attributable to j2 Global, Inc.	$23,997	$30,129

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$22,771	$28,539
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,762	4,926
Amortization of discount or premium of investments	453	319
Amortization of financing costs and discounts	150	—
Share-based compensation	2,348	2,280
Excess tax benefits from share-based compensation	(280)	(286)
Provision for doubtful accounts	833	1,289
Deferred income taxes	(1,446)	(3,498)
Decrease (increase) in:
Accounts receivable	2,495	936
Prepaid expenses and other current assets	(139)	(1,055)
Other assets	357	150
(Decrease) increase in:
Accounts payable and accrued expenses	160	(4,488)
Income taxes payable	2,138	7,532
Deferred revenue	92	700
Liability for uncertain tax positions	1,294	1,536
Other	60	62
Net cash provided by operating activities	40,048	38,942
Cash flows from investing activities:
Maturity of certificates of deposit	22,106	—
Purchase of certificates of deposit	(8,165)	(5,822)
Sales of available-for-sale investments	31,932	45,164
Purchase of available-for-sale investments	(35,244)	(15,537)
Purchases of property and equipment	(1,933)	(1,159)
Acquisition of businesses, net of cash received	(62,771)	(18,843)
Purchases of intangible assets	(333)	(900)
Net cash (used in) provided by investing activities	(54,408)	2,903
Cash flows from financing activities:
Debt issuance costs	(47)	—
Repurchases of common stock and restricted stock	(2,069)	(40,273)
Issuance of common stock under employee stock purchase plan	56	29
Exercise of stock options	2,025	2,591
Dividends paid	(10,684)	(9,975)
Excess tax benefits from share-based compensation	280	286
Net cash used in financing activities	(10,439)	(47,342)
Effect of exchange rate changes on cash and cash equivalents	(755)	1,820
Net change in cash and cash equivalents	(25,554)	(3,677)
Cash and cash equivalents at beginning of period	218,680	139,359
Cash and cash equivalents at end of period	$193,126	$135,682
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of services delivered through the Internet. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, using an innovative data-driven platform to connect advertisers with targeted audiences.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned and less-than-wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2013. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves for the Company's Business Cloud Services segment are typically driven by the historical volume of credit card declines, an evaluation of current market conditions and past due invoices based on historical experience. These reserves for the Company's Digital Media segment are typically driven by past due invoices based on historical experience. Management evaluates the adequacy of these reserves on an ongoing basis.

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

Digital Media

The Company's Digital Media revenues primarily consist of revenues generated from the sale of advertising campaigns that are targeted to the Company's proprietary websites. Revenues for these advertising campaigns are recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the customer "clicks through" on the ad, depending upon the terms with the individual advertiser.

Revenues for Digital Media business-to-business operations consist of lead-generation campaigns for IT vendors and are recognized as earned when the Company delivers the qualified leads to the customer.

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients' use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized when the assets are delivered to the client. The Digital Media business also generates other types of revenues, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

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

As of March 31, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized costs incurred in connection with its sale of senior unsecured notes within long-term other assets and recorded the original purchase discount as a reduction to such notes (See Note 7 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The amount held in Ireland by some of our banks are fully insured through June 30, 2013 (subject to European Union state aid approval); however, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.  These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2013 presentation.

2.	Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("AOCI"), which provides guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. This new guidance requires disclosures but did not have a material impact on our financial statements.

3.	Business Acquisitions

The Company paid cash for the following acquisitions that closed during 2013, (a) share purchase of IGN Entertainment, an online publisher of video game, entertainment and men's lifestyle content; (b) share purchase of MetroFax, Inc., provider of Internet faxing services and advanced features; and (c) other immaterial share and asset acquisitions of online data backup businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet as of March 31, 2013 reflect the results of operations of all 2013 acquisitions. For the three months ended March 31, 2013, these acquisitions contributed $11.6 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $90.6 million, net of cash acquired and including $17.2 million in assumed liabilities consisting primarily of deferred revenue, trade accounts payable and other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$22,206
Property and Equipment	2,262
Other Assets	2,533
Deferred Tax Asset	2,058
Software	2,482
Content	2,460
Trade Names	14,850
Customer Relationships	8,050
Advertiser Relationships	11,770
Goodwill	21,961
Total	$90,632

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts for certain property and equipment, intangible assets (including trade names and software), preliminary working capital and related tax items. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three month ended March 31, 2013 is $22.0 million, of which $9.8 million is expected to be deductible for income tax purposes.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2013	December 31, 2012
Due within 1 year	$52,632	$46,681
Due within more than 1 year but less than 5 years	15,798	17,209
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	320	2,633
Total	$68,750	$66,523

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	March 31, 2013	December 31, 2012
Trading	$14	$3
Available-for-sale	96,562	90,017
Total	$96,576	$90,020

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of March 31, 2013 and December 31, 2012 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Debt Securities	$68,636	$141	$(27)	$68,750
Equity Securities	20,610	7,385	(183)	27,812
Total	$89,246	$7,526	$(210)	$96,562
December 31, 2012
Debt Securities	$66,541	$149	$(167)	$66,523
Equity Securities	20,610	3,251	(367)	23,494
Total	$87,151	$3,400	$(534)	$90,017

At March 31, 2013, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2013. At March 31, 2013, equity securities were recorded as available-for-sale and represent a strategic equity investment. At March 31, 2013, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances that the Company may not liquidate until maturity, generally within 12 months.  Restricted balances included in short-term investments were $20.4 million at March 31, 2013.

Investments in an unrealized loss position as of March 31, 2013 and December 31, 2012 but in a continuous unrealized loss position for less than 12 months had a fair value of $16.4 million and $31.8 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of March 31, 2013 and December 31, 2012 had a fair value of $0.9 million and $2.2 million, respectively, which loss positions are determined to be temporary in nature.

Recognition and Measurement of Other-Than-Temporary Impairment

j2 Global regularly reviews and evaluates each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.

Regardless of the classification of the securities, the Company has assessed each position for impairment.

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

For available-for-sale securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 7 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.3 million and $245.2 million, and the corresponding fair value was approximately $284.6 million and $275.5 million, at March 31, 2013 and December 31, 2012, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	113,310	—	—	113,310
Time deposits	3,681	—	—	3,681
Certificates of Deposit	20,387	—	—	20,387
Equity securities	27,827	—	—	27,827
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	14,569	—	—	14,569
Debt securities issued by states of the United States and political subdivisions of the states	4,171	—	—	4,171
Debt securities issued by foreign governments	2,510	—	—	2,510
Corporate debt securities	47,500	—	—	47,500
Total	$233,955	$—	$—	$233,955

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	99,351	—	—	99,351
Time deposits	22,093	—	—	22,093
Certificates of Deposit	34,876	—	—	34,876
Equity securities	23,497	—	—	23,497
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,450	—	—	6,450
Debt securities issued by states of the United States and political subdivisions of the states	11,658	—	—	11,658
Debt securities issued by foreign governments	3,589	—	—	3,589
Corporate debt securities	44,826	—	—	44,826
Total	$246,340	$—	$—	$246,340

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Balance as of January 1, 2013	$407,825
Goodwill acquired (Note 3)	21,961
Purchase accounting adjustments	147
Foreign exchange translation	(640)
Balance as of March 31, 2013	$429,293

The Company's goodwill balance was $429.3 million as of March 31, 2013, of which $303.4 million and $125.9 million were recorded in the Business Cloud Services and Digital Media segment, respectively.

Intangible assets are summarized as of March 31, 2013 and December 31, 2012 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	March 31, 2013	December 31, 2012
Trade name	$27,379	$27,379
Other	5,433	5,433
Total	$32,812	$32,812

Intangible Assets Subject to Amortization:

As of March 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.0 years	$65,003	$(7,322)	$57,681
Patent and patent licenses	8.2 years	44,436	(25,896)	18,540
Customer relationships	7.1 years	105,604	(24,843)	80,761
Other purchased intangibles	4.0 years	15,867	(10,016)	5,851
Total		$230,910	$(68,077)	$162,833

As of December 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.7 years	$50,257	$(6,227)	$44,030
Patent and patent licenses	8.2 years	44,048	(24,719)	19,329
Customer relationships	7.0 years	86,473	(21,750)	64,723
Other purchased intangibles	4.4 years	13,322	(8,900)	4,422
Total		$194,100	$(61,596)	$132,504

Amortization expense, included in general and administrative expense, approximated $6.8 million and $3.7 million for the three month period ended March 31, 2013 and 2012, respectively.  Amortization expense is estimated to approximate $33.3 million, $23.8 million, $21.2 million, $19.7 million and $16.2 million for fiscal years 2013 through 2017 respectively, and $55.2 million thereafter through the duration of the amortization period.

7.	Long Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of March 31, 2013, the unamortized discount on long-term debt was approximately $4.7 million. Other fees of approximately $1.3 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of March 31, 2013, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture).  If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contain certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of March 31, 2013, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $284.6 million as of March 31, 2013 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of March 31, 2013.

Cash paid for interest for the three months ended March 31, 2013 was $10.3 million.

Long term debt as of March 31, 2013 consists of the following (in thousands):

Notes	$245,310

Total long-term debt	245,310
Less: Current portion	—
Total long-term debt, less current portion	$245,310

8.	Commitments and Contingencies

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
As part of its continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has filed suit against several companies for infringing its patents relating to online fax, voice and other messaging technologies.
On April 25, 2013, j2 Global announced that it had settled its litigation with OpenText Corporation (including its Captaris business, its Easylink Services International Corporation subsidiary and Easylink's subsidiary Xpedite Systems, LLC) (collectively "Open Text"). As part of the settlement, j2 Global will receive a payment in the second quarter of 2013 of $27 million, the Company granted Open Text a fully paid-up non-exclusive license to U.S. Patents Nos. 6,208,638, 6,350,066, 6,597,688, 7,020,132, and 6,020,980 (the “Licensed j2 Patents”), as well as a non-exclusive license to the Licensed j2 Patents subject to a running royalty for sales of fax software and services to individual and small office/home office customers, provided that such royalty exceeds a stipulated minimum amount. In connection with the settlement, OpenText granted j2 Global a fully paid-up license to United States Patent Nos. 5,872,640 and 7,804,823, together with all continuations, counterparts and reissues, for fax software and services sales. The parties have dismissed with prejudice all pending litigation by or against each other.
On June 1, 2011, j2 Global and one of its affiliates filed suit against RingCentral in the Central District of California, alleging infringement of the '638, '066, and '132 Patents and seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, and interest and costs. RingCentral filed counterclaims for infringement of U.S. Patent Number 7,702,669 (the “'669 Patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. In connection with its counterclaims, RingCentral sought a declaratory judgment of non-infringement and invalidity of the '638, '066, and '132 Patents and damages, injunctive relief, interest, and attorneys' fees and costs for the alleged infringement of the '669 Patent. On April 26, 2013, the parties entered into a license and settlement agreement which included an agreement to dismiss all claims in the pending litigation with prejudice.
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
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the Northern District of California, alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief, and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the '638, '066, '688, and '132 Patents.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“Protus”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus's e-mail marketing services. Pantelakis is seeking damages, attorneys' fees, interest, and costs. Protus filed a responsive pleading on March 23, 2011. On July 16, 2012, Protus filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file a second amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis's motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Global its costs associated with its amended statement of defence, and reserved a further award of costs for the trial court. On November 6, 2012, Pantelakis filed his second amended statement of claim. j2 Global filed its amended statement of defence on April 8, 2013. The parties are permitted to conduct additional discoveries with respect to the new pleadings.
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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended March 31, 2013, the effective tax rate was 19.5%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $5.4 million and $13.8 million for the three months ended March 31, 2013 and 2012, respectively, and income from foreign operations of $22.9 million and $23.1 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had $39.0 million and $37.7 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $3.5 million for the three months ended March 31, 2013.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $7.4 million and $9.0 million at March 31, 2013 and December 31, 2012, respectively.

j2 Global is currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although no formal notice of audit for 2008 has been provided. The Company is also under income tax audits by the U.S. Internal Revenue Service for tax years 2009 and 2010 and by the Canada Revenue Agency (“CRA”) for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for Goods and Services Tax for tax years 2009 through 2011.  It is possible that some or all of these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

j2 Global is also under audit by various state and local governments for non-income related taxes.

10.	Stockholders’ Equity

Non-Controlling Interest

Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to j2 Global (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of Ziff Davis, Inc. ("Ziff Davis") and its subsidiaries.

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company, on the condensed consolidated balance sheet as of March 31, 2013. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Ziff Davis. Net income and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income in the condensed consolidated statements of income to determine net income (loss) attributable to the Company's common stockholders.
Common Stock Repurchase Program

In February, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 12, 2013 extended the 2012 Program to February 20, 2014.  During the three month period ended March 31, 2013, no shares were repurchased under this repurchase program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2013, the Company purchased 56,191 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2013:

Declaration Date	Dividend per Common Share	Record Date	Payment Date

February 12, 2013	$0.2325	February 25, 2013	March 4, 2013
May 7, 2013	$0.24	May 20, 2013	June 4, 2013

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2013, 744,981 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2013, 912,880 shares underlying options and 111,416 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,765,461	$22.08
Granted	—	—
Exercised	(95,600)	21.18
Canceled	(12,000)	25.09
Outstanding at March 31, 2013	1,657,861	22.11	4.8	$28,342,082
Exercisable at March 31, 2013	1,171,505	21.58	3.9	$20,651,647
Vested and expected to vest at March 31, 2013	1,580,207	$21.98	4.7	$27,221,158

The per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2013 and 2012 were $0.00 and $9.11, respectively.

The aggregate intrinsic values of options exercised during the three months ended March 31, 2013 and 2012 were $1.4 million and $1.1 million, respectively.

As of March 31, 2013 and December 31, 2012, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $4.1 million and $5.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the three months ended March 31, 2013 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 15% and 15.06% as of March 31, 2013 and 2012, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions, no stock options were granted during the three month period ended March 31, 2013:

Three Months Ended March 31,
2012
Risk-free interest rate	1.27%
Expected term (in years)	5.8
Dividend yield	2.84%
Expected volatility	42%
Weighted-average volatility	42%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.6 million and $1.0 million of compensation expense in the three months ended March 31, 2013 and 2012, respectively, related to restricted stock and restricted stock units. As of March 31, 2013 and December 31, 2012, the Company had unrecognized share-based compensation cost of approximately $14.1 million and $16.0 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.5 years for awards and 4.0 years for units.

Restricted stock award activity for the three months ended March 31, 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	—	—
Vested	(153,325)	17.75
Canceled	(12,000)	25.09
Nonvested at March 31, 2013	663,150	$24.28

Restricted stock unit award activity for the three months ended March 31, 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	115,466
Granted	—
Vested	(4,050)
Canceled	—
Outstanding at March 31, 2013	111,416	2.5	$4,368,621
Vested and expected to vest at March 31, 2013	75,627	2.2	$2,965,350

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$214	$242
Operating expenses:
Sales and marketing	418	375
Research, development and engineering	106	116
General and administrative	1,610	1,560
Total	$2,348	$2,293

Ziff Davis, Inc. Equity Incentive Plan

In November 2012, Ziff Davis established the Ziff Davis, Inc. 2012 Equity Incentive Plan (the "Ziff Davis Plan"), providing incentives to selected directors, officers, employees and consultants. The Ziff Davis Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for purposes of the Ziff Davis Plan is 15,000,000. In addition, certain stockholders have put rights under certain circumstances in which the stockholder may elect to cause Ziff Davis to purchase any or all of the shares of common stock (to the extent vested pursuant to the terms of the Ziff Davis Plan) and preferred stock owned by such stockholder. Ziff Davis also has the option to call under certain circumstances the common stock issued pursuant to the Ziff Davis Plan (to the extent vested pursuant to the terms of the Ziff Davis Plan) and shares of preferred stock. Management has determined that the circumstances in which the put right held by the stockholder is exercisable are within the control of the Company. Accordingly, management determined that liability classification is not required.

Ziff Davis granted 13,035,000 shares of restricted stock during the year ended December 31, 2012 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. No restricted stock awards were granted for the three months ended March 31, 2013.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2013 and 2012, 1,860 and 1,115 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $56,000 and $29,000 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, 1,643,741 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$22,922	$28,539
Net income available to participating securities (a)	(412)	(436)
Net income available to j2 Global, Inc. common shareholders	22,510	28,103
Denominator:
Weighted-average outstanding shares of common stock	45,160,140	46,400,441
Dilutive effect of:
Dilutive effect of equity incentive plans	508,027	394,162
Common stock and common stock equivalents	45,668,167	46,794,603
Net income per share:
Basic	$0.50	$0.61
Diluted	$0.49	$0.60

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2013 and 2012, there were 15,000 and 430,319 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.	Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues by segment:
Business Cloud Services	$90,739	$86,652
Digital Media	22,907	—
Elimination of inter-segment revenues	(29)	—
Total revenues	113,617	86,652

Direct costs by segment(1):
Business Cloud Services	46,081	42,525
Digital Media	26,903	—
Direct costs by segment(1):	72,984	42,525

Business Cloud Services operating income	44,657	44,127
Digital Media operating loss	(3,996)	—
Segment operating income	40,661	44,127

Global operating costs(2)	7,674	6,517
Income from operations	$32,987	$37,610

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment such as employee compensation expense, local sales and marketing expenses, engineering and operations, depreciation and amortization and other administrative expenses.

(2) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	March 31, 2013	December 31, 2012
Assets:
Business Cloud Services	$803,064	$788,828
Digital Media	287,900	204,244
Total assets from reportable segments	1,090,964	993,072
Corporate	2,862	2,098
Elimination of inter-segment note receivable	(54,000)	—
Total assets	$1,039,826	$995,170

	Three Months Ended March 31,
	2013	2012
Capital expenditures:
Business Cloud Services	$976	$1,076
Digital Media	783	—
Total from reportable segments	1,759	1,076
Corporate	174	83
Total capital expenditures	$1,933	$1,159

Depreciation and amortization:
Business Cloud Services	$5,456	$4,801
Digital Media	3,152	—
Total from reportable segments	8,608	4,801
Corporate	154	125
Total depreciation and amortization	$8,762	$4,926

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$76,378	$54,121
Canada	18,557	20,201
Ireland	10,098	9,026
All other countries	8,584	3,304
	$113,617	$86,652

	March 31, 2013	December 31, 2012
Long-lived assets:
United States	$141,561	$105,549
All other countries	46,147	46,554
Total	$187,708	$152,103

14.	Unrestricted Subsidiaries

In November 2012, the Company's Board of Directors designated Ziff Davis, Inc., a subsidiary of j2 Global, Inc., as an “Unrestricted Subsidiary” under the indenture governing j2 Global's Notes. In February 2013, Ziff Davis, Inc. acquired the shares of IGN Entertainment, Inc. (See Note 3 - Business Acquisitions) which are included in the financial position and results of operations of Ziff Davis, Inc. since the date of acquisition and was also designated by the Company's Board of Directors as an "Unrestricted Subsidiary" under the indenture governing j2 Global's Notes. The financial position and results of operations of Ziff Davis, Inc. are included in the Company's condensed consolidated financial statements included in this report.

As required by the indenture governing j2 Global's Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The financial position of Ziff Davis, Inc. and its subsidiaries as of March 31, 2013 is as follows (in thousands):

March 31, 2013
ASSETS
Cash and cash equivalents	$17,140
Accounts receivable	36,424
Prepaid expenses and other current assets	3,548
Deferred income taxes	3,197
Total current assets	60,309
Property and equipment, net	10,153
Trade names, net	50,365
Customer relationships, net	36,871
Goodwill	125,926
Other purchased intangibles, net	2,970
Deferred income taxes	114
Other assets	1,192
Total assets	$287,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,418
Deferred revenue	2,884
Total current liabilities	28,302
Note payable	54,000
Interest payable	1,350
Deferred income taxes	30,610
Other long-term liabilities	140
Mandatorily redeemable financial instrument	185,442
Total liabilities	299,844
Commitments and contingencies	—
Common stock	—
Additional paid-in capital	(10,690)
Retained earnings	(1,327)
Accumulated other comprehensive income	73
Total stockholders’ equity	(11,944)
Total liabilities and stockholders’ equity	$287,900

The results of operations of Ziff Davis, Inc. and its subsidiaries for the three months ended March 31, 2013 is as follows (in thousands):

Three Months Ended March 31,
2013
Revenues	$22,907

Cost of revenues	3,593
Gross profit	19,314
Operating expenses:
Sales and marketing	12,787
Research, development and engineering	1,978
General and administrative	8,545
Total operating expenses	23,310
Loss from operations	(3,996)
Interest and other income (expense), net	(1,419)
Loss before income taxes	(5,415)
Income tax benefit	(2,332)
Net loss	$(3,083)

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$1,811	$(1,899)	$(88)
Other comprehensive income before reclassifications	2,829	(1,841)	988
Amounts reclassified from accumulated other comprehensive income	(8)	88	80
Net current period other comprehensive income	2,821	(1,753)	1,068
Ending balance	$4,632	$(3,652)	$980

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Cumulative translation adjustment	$116	Interest and other income (expense), net
	116	Total, before income taxes
	(28)	Income tax expense (benefit)
	88	Total, net of tax

Unrealized gain (loss) on available-for-sale investments	(13)	Interest and other income (expense), net
	(13)	Total, before income taxes
	5	Income tax expense (benefit)
	(8)	Total, net of tax
Total reclassifications for the period	$80	Total, net of tax

16.	Subsequent Events

On April 11, 2013, the Company acquired the shares of Backup Connect BV, an online backup provider based in The Netherlands. The financial impact to j2 Global is immaterial as of the date of the acquisition.

On April 23, 2013, j2 Global filed with the Commission a Current Report on Form 8-K reporting that it had entered into a settlement and patent license agreement with Open Text Corporation to resolve pending patent litigation. As reported in such filing, Open Text agreed to pay j2 Global $27,000,000 in the second quarter of 2013 in exchange for a fully paid up license to certain j2 Global patents plus a running royalty for a license to those patents for sales of fax software and services to individual and small office/home office customers, provided that such royalty exceeds a stipulated minimum amount.  In such filing, j2 Global further reported that the Company and Open Text have caused all outstanding litigation between them and their affiliates to be dismissed with prejudice and have granted each other full mutual releases.

On May 7, 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.24 per share of common stock payable on June 4, 2013 to all stockholders of record as of the close of business on May 20, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

◦	Maintain and increase our cloud services customer base and average revenue per user;

◦
Generate sufficient cash flow to make interest and debt payments and reinvest in our business, and pursue desired activities and businesses plans while satisfying restrictive covenants relating to debt obligations;

◦	Acquire businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;

◦
Continue to expand our businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of  revenues or the implementation of adverse regulations;

◦
Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or tax liabilities, including those relating to federal and state income tax and indirect taxes, such as sales, value-added and telecommunication taxes;

◦	Accurately estimate the assumptions underlying our effective worldwide tax rate;

◦	Continue to pay a comparable cash dividend on a quarterly basis;

◦	Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;

◦	Create compelling digital media content causing increased traffic and advertising levels; additional advertisers or an increase in advertising spend;

◦
Manage certain risks inherent to our business, such as costs associated with fraudulent activity, a system failure or security breach of our network, effectively maintaining and managing our billing systems, time and resources required to manage our legal proceedings or adhering to our internal controls and procedures;

◦	Compete with other similar providers with regard to price, service and functionality;

◦	Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;

◦	Achieve business and financial objectives in light of burdensome domestic and international telecommunications, Internet or other regulations including data privacy, security and retention;

◦	Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integrate newly acquired businesses;

◦	Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;

◦
Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others; and

◦	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements.

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of services delivered through the Internet. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, using an innovative data-driven platform to connect advertisers with targeted audiences.

We generate revenues primarily from subscription and usage fees for our business cloud services and selling targeted advertising through our digital media businesses. We also generate revenues from intellectual property licensing and sales.
In addition to growing our businesses organically, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel. Since December 31, 2000, and including acquisitions closed thus far in 2013 we have completed 43 acquisitions.
On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expanded our operations into the digital media market, an area we believe provides attractive profit and expansion opportunities. On February 1, 2013, Ziff Davis acquired IGN Entertainment, Inc. ("IGN"), an online publisher of video game, entertainment and men's lifestyle content. For additional information on our acquisitions, see Note 3 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
j2 Global was founded in 1995 and is a Delaware corporation. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Our Business Cloud Services revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Business Cloud Services usage and customer sign-ups in the fourth quarter. Revenues associated with our Digital Media operations are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased online retail activity.
Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three months ended March 31, 2013 and 2012 (in thousands, except for percentages):

	March 31,
	2013	2012
Paying telephone numbers	2,155	2,025

	Three Months Ended March 31,
	2013	2012
Subscriber revenues:
Fixed	$71,387	$70,227
Variable	18,115	14,598
Total subscriber revenues	$89,502	$84,825
Percentage of total subscriber revenues:
Fixed	79.8%	82.8%
Variable	20.2%	17.2%
Subscriber revenues:
DID-based	$82,502	$78,487
Non-DID-based	7,000	6,338
Total subscriber revenues	$89,502	$84,825

Average revenue per paying telephone number (ARPU)(1)	$12.98	$12.85
Cancel Rate(2)	2.4%	2.4%

(1)	Quarterly ARPU is calculated using our standard convention of applying the average of the quarter's beginning and ending base to the total revenue for the quarter.

(2)
Cancel rate is defined as cancels related to individual customer DIDs with greater than four months of continuous service (continuous service includes customer DIDs which are administratively canceled and reactivated within the same calendar month).

Digital Media Segment Performance Metrics

Our Digital Media segment was established with our fourth quarter 2012 acquisition of Ziff Davis. As a result, the following performance metrics for our Digital Media segment for the three months ended March 31, 2013 are presented with no prior comparable period (in millions):

Three Months Ended March 31,
2013
Visits	377
Page views	1,249
Source: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013. During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2013

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2013	2012
Revenues	$113,617	$86,652	31%

Our revenues consist of revenues from our Business Cloud Services segment and from our Digital Media segment. Business Cloud Services revenues primarily consist of revenues from "fixed" customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Business Cloud Services revenues from intellectual property licensing and sales, and advertising.

Digital Media revenues primarily consist of advertising revenues, fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues have increased primarily due to the acquisitions of Ziff Davis and IGN in the Digital Media segment and an increase in our Business Cloud Services subscriber base due to business acquisitions and customer sign ups, net of cancellations.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2013	2012
Cost of revenue	$20,235	$15,864	28%
As a percent of revenue	18%	18%	—%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2013 was primarily due to an increase in costs associated with the acquisitions of Ziff Davis and IGN within the Digital Media segment and other immaterial acquisitions within the Business Cloud Services segment.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2013	2012
Sales and Marketing	$29,638	$14,860	99%
As a percent of revenue	26%	17%	9%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2013 and 2012 was $14.3 million and $11.7 million, respectively.  The increase in sales and marketing expenses for the three months ended March 31, 2013 was primarily due to additional personnel and severance costs associated with the acquisition of Ziff Davis and IGN in the Digital Media segment and other immaterial acquisitions within the Business Cloud segment and an increase in advertising in comparison to the prior comparable quarter.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2013	2012
Research, Development and Engineering	$6,746	$4,489	50%
As a percent of revenue	6%	5%	1%

Our research, development and engineering costs consist primarily of personnel-related expenses.  The increase in research, development and engineering costs for the three months ended March 31, 2013 was primarily due to additional personnel and severance costs associated with the acquisition of Ziff Davis and IGN in the Digital Media segment in comparison to the prior comparable quarter.

General and Administrative.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2013	2012
General and Administrative	$24,011	$13,829	74%
As a percent of revenue	21%	16%	5%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2013 was primarily due to additional personnel costs, severance costs and amortization of intangible assets associated with the acquisition of Ziff Davis and IGN in the Digital Media segment and other acquisitions within the Business Cloud segment in comparison to the prior comparable quarter.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$214	$242
Operating expenses:
Sales and marketing	418	375
Research, development and engineering	106	116
General and administrative	1,610	1,560
Total	$2,348	$2,293

Non-Operating Income and Expenses

Interest and Other Income (Expense), net. Our interest and other income (expense), net is generated primarily from interest charged on outstanding debt; gain or loss on foreign exchange; and interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income (expense), net was $(4.7) million and $(0.7) million for the three months ended March 31, 2013 and 2012, respectively. The change in interest and other income (expense), net for the three months ended March 31, 2013 was primarily due to interest accrued on the outstanding debt issued in July 2012 partially offset by a gain on foreign exchange primarily from short-term intercompany balances denominated in foreign currencies that remained unsettled.

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

Provision for income taxes amounted to $5.5 million and $8.4 million for the three months ended March 31, 2013 and 2012, respectively.   Our effective tax rate was 19.5% and 22.6% for the three months ended March 31, 2013 and 2012, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2013 was primarily attributable to the following:

1.	a decrease in the valuation allowance for the U.S. federal foreign tax credit;

2.	an increase in foreign tax credits;

3.	an increase in the U.S. federal domestic production activities deduction; and

4.	a reversal of uncertain income tax positions for the 2008 U.S. federal domestic production activities deduction; partially offset by:

5.	an increase in Subpart F income; and

6.	an increase in the portion of our income being taxed in foreign jurisdictions to foreign jurisdictions with higher tax rates than the previous comparable period.

Segment Results
Our business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media.
We evaluate the performance of our operating segments based on segment revenues, including both external and inter-segment net sales, and segment operating income. We account for inter-segment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment's operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant inter-segment amounts are eliminated to arrive at our consolidated financial results.
Business Cloud Services
Prior to the acquisition of Ziff Davis on November 9, 2012, we operated as one segment which is now the Business Cloud Services segment. The following segment results are presented for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012	Change
External net sales	$90,739	$86,652	$4,087	4.7%
Inter-segment net sales	—	—	—	—%
Segment net sales	90,739	86,652	4,087	4.7%
Cost of revenues	16,643	15,864	779	4.9%
Gross profit	74,096	70,788	3,308	4.7%
Operating expenses	29,439	26,661	2,778	10.4%
Segment operating income	$44,657	$44,127	$530	1.2%
Segment net sales of $90.7 million for the three months ended March 31, 2013 increased $4.1 million, or 4.7%, from the prior comparable period primarily due to an increase in our subscriber base partially offset by a decrease in patent and technology related licensing revenues.

Segment gross profit of $74.1 million for the three months ended March 31, 2013 increased $3.3 million from the prior comparable period primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for the three months ended March 31, 2013 was consistent with the prior comparable period.
Segment operating expenses of $29.4 million in 2013 increased $2.8 million from 2012 primarily due to (a) an increase in sales and marketing costs primarily due to additional advertising and (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to 2012.
As a result of these factors, segment operating income of $44.7 million for the three months ended March 31, 2013 increased $0.5 million, or 1.2%, from the prior comparable period.
Digital Media
     Our Digital Media segment was established with our fourth quarter of 2012 acquisition of Ziff Davis. As a result, the following segment results are presented with no prior comparable period (in thousands):

Three Months Ended March 31,
2013
External net sales	$22,878
Intersegment net sales	29
Segment net sales	22,907
Cost of revenues	3,593
Gross profit	19,314
Operating expenses	23,310
Segment operating loss	$(3,996)

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2013, we had cash and investments of $310.1 million compared to $343.6 million at December 31, 2012. The decrease resulted primarily from business acquisitions and dividends paid, partially offset by cash provided by operations. At March 31, 2013, cash and investments consisted of cash and cash equivalents of $193.1 million, short-term investments of $100.8 million and long-term investments of $16.1 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances that we may not liquidate until maturity, generally within 12 months.  Restricted balances included in short-term investments were $20.4 million at March 31, 2013. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2013, cash and investments held within foreign and domestic jurisdictions were $178.8 million and $131.2 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On May 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.24 per share of common stock payable on June 4, 2013 to all stockholders of record as of the close of business on May 20, 2013. On February 12, 2013, our Board of Directors declared a quarterly cash dividend of $0.2325 per share of common stock which was paid on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (the “Lender”) and within the Indenture relating to the debt issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

On July 26, 2012, we completed the sale in a private offering of $250 million in aggregate principal amount of 8.0% senior unsecured notes due 2020. The net proceeds of the sale were $243.7 million after deducting the initial purchaser's discounts, commissions and expenses of the offering. We are using the net proceeds from the offering for general corporate purposes, including acquisitions.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $40.0 million and $38.9 million for the three months ended March 31, 2013 and 2012, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services and employee compensation. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $7.4 million and $9.0 million at March 31, 2013 and December 31, 2012, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash (used in) provided by investing activities was approximately $(54.4) million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, purchase of certificates of deposit, property and equipment and intangible assets partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.  For the three months ended March 31, 2012, net cash provided by investing activities was primarily attributable to the sale of available-for-sale investments partially offset by the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions and property and equipment.

Net cash used in financing activities was approximately $(10.4) million and $(47.3) million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, net cash used in financing activities was primarily attributable to dividends paid and repurchases of stock partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation.  For the three months ended March 31, 2012, net cash used in financing activities was primarily attributable to repurchase of stock and dividends paid partially offset by proceeds received upon the exercise of options and excess tax benefit from share-based compensation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2013:

	Payments Due in (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	9,722	20,000	20,000	20,000	20,000	60,000	149,722
Operating leases (c)	3,494	3,695	3,284	2,045	1,720	3,509	17,747
Mandatorily redeemable financial instrument - dividends (d)	1,466	1,283	1,283	1,283	1,283	—	6,598
Mandatorily redeemable financial instrument - redemption (e)	—	—	—	—	8,556	—	8,556
Telecom services and co-location facilities (f)	1,960	434	286	283	125	—	3,088
Holdback payment (g)	1,916	2,425	—	—	—	—	4,341
Other (h)	586	162	120	120	—	—	988
Total	$19,144	$27,999	$24,973	$23,731	$31,684	$313,509	$441,040
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent the non-controlling interest portion of dividends accrued on the mandatorily redeemable financial instrument.

(e)	These amounts represent the non-controlling interest portion of the redemption amount with respect to the mandatorily redeemable financial instrument.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of March 31, 2013, our liability for uncertain tax positions was $39.0 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012 and November 9, 2012. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 7 - Long-Term Debt, and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis. We have not drawn down any amounts under the Credit Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2012 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2013.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of March 31, 2013, we had investments in debt securities with effective maturities greater than one year of approximately $16.1 million. Such investments had a weighted average yield of approximately 1%. As of March 31, 2013 and December 31, 2012, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $193.1 million and $218.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of March 31, 2013, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results, the impact of which is immaterial to the comparisons set forth in this Quarterly Report on Form 10-Q.

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

Foreign exchange gains and (losses) were not material to our earnings for the three months ended March 31, 2013 and 2012, where net foreign currency gain/(loss) amounted to approximately $0.2 million and $(1.0) million, respectively. For the three months ended March 31, 2013, cumulative translation adjustments included in other comprehensive income amounted to approximately $(1.8) million, net of tax.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2013. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 12, 2013, the Board extended the 2012 Program through February 20, 2014.  During the three month period ended March 31, 2013, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
January 1, 2013 - January 31, 2013	—	$—	—	2,873,920
February 1, 2013 - February 28, 2013	1,625	$31.82	—	2,873,920
March 1, 2013 - March 31, 2013	54,566	$36.92	—	2,873,920
Total	56,191		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 10, 2013	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2013	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.