Form 10-Q
period 2013-06-30
J2 GLOBAL, INC.
filed 2013-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, the registrant had 46,270,009 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED JUNE 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$214,926	$218,680
Short-term investments	108,947	105,054
Accounts receivable, net of allowances of $2,983 and $3,213, respectively	62,270	37,285
Prepaid expenses and other current assets	16,828	15,388
Deferred income taxes	4,045	1,092
Total current assets	407,016	377,499
Long-term investments	29,002	19,841
Property and equipment, net	28,453	19,599
Trade names, net	85,606	71,409
Patent and patent licenses, net	18,056	19,329
Customer relationships, net	84,490	64,723
Goodwill	433,940	407,825
Other purchased intangibles, net	10,514	9,855
Deferred income taxes	3,670	1,852
Other assets	3,132	3,238
Total assets	$1,103,879	$995,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$67,091	$39,874
Income taxes payable	2,060	3,037
Deferred revenue, current	34,891	30,493
Liability for uncertain tax positions	5,532	5,523
Deferred income taxes	4,018	—
Total current liabilities	113,592	78,927
Long-term debt	245,427	245,194
Liability for uncertain tax positions	35,657	32,155
Deferred income taxes	41,279	32,393
Deferred revenue, non-current	12,960	1,609
Other long-term liabilities	1,155	1,557
Mandatorily redeemable financial instrument	9,408	8,740
Total liabilities	459,478	400,575
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at June 30, 2013 and December 31, 2012; total issued 45,569,335 and 45,094,191 shares at June 30, 2013 and December 31, 2012, respectively; and total outstanding 45,569,335 and 45,094,191 shares at June 30, 2013 and December 31, 2012, respectively	456	451
Additional paid-in capital	181,274	169,542
Retained earnings	460,880	424,790
Accumulated other comprehensive income (loss)	2,797	(88)
Total j2 Global, Inc. stockholders’ equity	645,407	594,695
Noncontrolling interest	(1,006)	(100)
Total stockholders’ equity	644,401	594,595
Total liabilities and stockholders’ equity	$1,103,879	$995,170
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Total revenues	$141,361	$89,465	254,978	176,117

Cost of revenues (including share-based compensation of $205 and $419 for the three and six months of 2013, respectively, and $192 and $434 for the three and six months of 2012, respectively)	22,679	16,187	42,914	32,051
Gross profit	118,682	73,278	212,064	144,066
Operating expenses:
Sales and marketing (including share-based compensation of $432 and $850 for the three and six months of 2013, respectively, and $352 and $727 for the three and six months of 2012, respectively)	35,213	13,860	64,851	28,721
Research, development and engineering (including share-based compensation of $102 and $208 for the three and six months of 2013, respectively, and $117 and $233 for the three and six months of 2012, respectively)	6,388	4,617	13,134	9,106
General and administrative (including share-based compensation of $1,596 and $3,206 for the three and six months of 2013, respectively, and $1,494 and $3,054 for the three and six months of 2012, respectively)	24,474	14,774	48,485	28,603
Total operating expenses	66,075	33,251	126,470	66,430
Operating income	52,607	40,027	85,594	77,636
Interest and other income (expense), net	(4,817)	809	(9,533)	91
Income before income taxes	47,790	40,836	76,061	77,727
Income tax expense	11,823	9,648	17,323	18,000
Net income	35,967	31,188	$58,738	$59,727
Less net loss attributable to noncontrolling interest	(73)	—	(224)	—
Net income attributable to j2 Global, Inc. common shareholders	$36,040	$31,188	$58,962	$59,727
Net income per common share:
Basic	$0.78	$0.68	$1.28	$1.28
Diluted	$0.77	$0.67	$1.26	$1.27
Weighted average shares outstanding:
Basic	45,428,230	45,373,930	45,294,925	45,887,185
Diluted	46,018,245	45,569,564	45,881,465	46,203,491
Cash dividends paid per common share	$0.24	$0.22	$0.47	$0.43

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$35,967	$31,188	$58,738	$59,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of ($264) and ($978) for three and six months of 2013, respectively, and ($431) and $7 for the three and six months of 2012, respectively	(363)	(1,430)	(2,116)	24
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $1,287 and $2,915 for the three and six months of 2013, respectively, and ($17) and $48 for the three and six months of 2012, respectively	2,180	(26)	5,001	72
Other comprehensive income (loss), net of tax	1,817	(1,456)	2,885	96
Comprehensive income	37,784	29,732	$61,623	$59,823
Net loss attributable to noncontrolling interest	(73)	—	(224)	—
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit) of ($11) and ($17) for the three and six months of 2013, respectively, and zero and zero for the three and six months of 2012, respectively	(15)	—	(22)	—
Comprehensive income attributable to j2 Global, Inc.	$37,872	$29,732	$61,869	$59,823

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$58,738	$59,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,241	10,197
Amortization of discount or premium of investments	820	581
Amortization of financing costs and discounts	300	—
Share-based compensation	4,683	4,425
Excess tax benefits from share-based compensation	(1,581)	(1,107)
Provision for doubtful accounts	1,279	2,601
Deferred income taxes	(542)	(3,307)
Decrease (increase) in:
Accounts receivable	2,886	(1,313)
Prepaid expenses and other current assets	929	(425)
Other assets	487	(257)
(Decrease) increase in:
Accounts payable and accrued expenses	4,998	(2,142)
Income taxes payable	212	11,903
Deferred revenue	14,049	822
Liability for uncertain tax positions	3,512	3,590
Other	10	29
Net cash provided by operating activities	109,021	85,324
Cash flows from investing activities:
Maturity of certificates of deposit	31,120	—
Purchase of certificates of deposit	(13,861)	(9,157)
Sales of available-for-sale investments	67,261	55,061
Purchase of available-for-sale investments	(91,729)	(28,242)
Purchases of property and equipment	(5,989)	(2,790)
Acquisition of businesses, net of cash received	(81,150)	(18,843)
Purchases of intangible assets	(1,261)	(2,745)
Net cash used in investing activities	(95,609)	(6,716)
Cash flows from financing activities:
Debt issuance costs	(47)	(77)
Repurchases of common stock and restricted stock	(2,266)	(60,224)
Issuance of common stock under employee stock purchase plan	106	61
Exercise of stock options	6,524	2,991
Dividends paid	(21,762)	(19,901)
Excess tax benefits from share-based compensation	1,581	1,107
Net cash used in financing activities	(15,864)	(76,043)
Effect of exchange rate changes on cash and cash equivalents	(1,302)	949
Net change in cash and cash equivalents	(3,754)	3,514
Cash and cash equivalents at beginning of period	218,680	139,359
Cash and cash equivalents at end of period	$214,926	$142,873
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of services delivered through the Internet. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content and an innovative data-driven platform to connect advertisers with visitors to those properties in addition to websites operated by third parties that are part of the Division's advertising network.

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

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the patented technology and amortizes the remaining portion of such payments on a straight-line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Business Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

Digital Media

The Company's Digital Media revenues primarily consist of revenues generated from the sale of advertising campaigns that are targeted to the Company's proprietary websites and to those websites operated by third parties that are part of the Digital Media business's advertising network. Revenues for these advertising campaigns are recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the visitor "clicks through" on the ad, depending upon the terms with the individual advertiser.

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

As of June 30, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. j2 Global's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount is immaterial in comparison to the total uninsured cash and cash equivalents on deposit.  These financial institutions are primarily in the United States and United Kingdom, however, the Company has accounts with financial institutions in several other countries, including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for fiscal years beginning after December 15, 2013. The Company is currently assessing the impact, if any, from this update with the principal potential impact expected to be related to the presentation of unrecognized tax benefits on the condensed consolidated balance sheet.

3.	Business Acquisitions

The Company has completed the following acquisitions during the first six months of fiscal 2013, paying the purchase price in cash for each transaction: (a) share purchase of IGN Entertainment, Inc., an online publisher of video games, entertainment and men's lifestyle content; (b) share purchase of MetroFax, Inc., a provider of online faxing services and advanced features; (c) share purchase of Backup Connect BV, an online backup provider based in the Netherlands; (d) share purchase of NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications; and (e) other immaterial share and asset acquisitions of online data backup businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of June 30, 2013, reflect the results of operations of all 2013 acquisitions. For the six months ended June 30, 2013, these acquisitions contributed $31.9 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $106.0 million, net of cash acquired and including $14.0 million in assumed liabilities consisting primarily of deferred revenues, trade accounts payable, other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$22,839
Property and Equipment	2,515
Other Assets	2,564
Deferred Tax Asset	2,058
Software	2,973
Content	2,460
Trade Names	16,626
Customer Relationships	15,524
Advertiser Relationships	11,770
Goodwill	26,665
Total	$105,994

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts for certain property and equipment, intangible assets (including trade names and software), preliminary working capital and related tax items. During the second quarter 2013, the Company recorded an adjustment to initial working capital related to the acquisition of IGN Entertainment, Inc. which increased acquired accounts receivable and reduced assumed liabilities with a corresponding reduction to goodwill in the amount of $3.8 million. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2013 is $26.7 million, of which $15.2 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for 2013 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2012 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2013 acquisitions as if each acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)
Revenues	$268,853	$236,740
Net Income	$58,687	$61,958
EPS - Basic	$1.27	$1.33
EPS - Diluted	$1.26	$1.32

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2013	December 31, 2012
Due within 1 year	$60,356	$46,681
Due within more than 1 year but less than 5 years	26,475	17,209
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,527	2,633
Total	$89,358	$66,523

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	June 30, 2013	December 31, 2012
Trading	$14	$3
Available-for-sale	120,828	90,017
Total	$120,842	$90,020

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of June 30, 2013 and December 31, 2012 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Debt Securities	$89,435	$111	$(188)	$89,358
Equity Securities	20,610	10,941	(81)	31,470
Total	$110,045	$11,052	$(269)	$120,828
December 31, 2012
Debt Securities	$66,541	$149	$(167)	$66,523
Equity Securities	20,610	3,251	(367)	23,494
Total	$87,151	$3,400	$(534)	$90,017

At June 30, 2013, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to June 30, 2013. At June 30, 2013, equity securities were recorded as available-for-sale and represent a strategic equity investment. At June 30, 2013, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances that the Company may not liquidate until maturity, generally within 12 months.  Restricted balances included in short-term investments were $11.4 million at June 30, 2013.

Investments in an unrealized loss position as of June 30, 2013 and December 31, 2012 but in a continuous unrealized loss position for less than 12 months had a fair value of $48.4 million and $31.8 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of June 30, 2013 and December 31, 2012 had a fair value of zero and $2.2 million, respectively, of which loss positions are determined to be temporary in nature.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 7 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.4 million and $245.2 million, and the corresponding fair value was approximately $272.6 million and $275.5 million, at June 30, 2013 and December 31, 2012, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	124,047	—	—	124,047
Time deposits	5,142	—	—	5,142
Municipal bonds	500	—	—	500
Corporate commercial papers	6,998	—	—	6,998
Certificates of deposit	17,108	—	—	17,108
Equity securities	31,483	—	—	31,483
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,137	—	—	15,137
Debt securities issued by states of the U.S. and political subdivisions of the states	4,743	—	—	4,743
Debt securities issued by foreign governments	4,502	—	—	4,502
Corporate debt securities	64,976	—	—	64,976
Total	$274,636	$—	$—	$274,636

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	99,351	—	—	99,351
Time deposits	22,093	—	—	22,093
Municipal bonds	—	—	—	—
Corporate commercial papers	—	—	—	—
Certificates of deposit	34,876	—	—	34,876
Equity securities	23,497	—	—	23,497
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,450	—	—	6,450
Debt securities issued by states of the U.S. and political subdivisions of the states	11,658	—	—	11,658
Debt securities issued by foreign governments	3,589	—	—	3,589
Corporate debt securities	44,826	—	—	44,826
Total	$246,340	$—	$—	$246,340

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Balance as of January 1, 2013	$407,825
Goodwill acquired (Note 3)	26,665
Purchase accounting adjustments	174
Foreign exchange translation	(724)
Balance as of June 30, 2013	$433,940

The Company's goodwill balance was $433.9 million as of June 30, 2013, of which $305.9 million and $128.0 million were recorded in the Business Cloud Services and Digital Media segment, respectively.

Intangible assets are summarized as of June 30, 2013 and December 31, 2012 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	June 30, 2013	December 31, 2012
Trade name	$27,379	$27,379
Other	5,432	5,433
Total	$32,811	$32,812

Intangible Assets Subject to Amortization:

As of June 30, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.1 years	$66,750	$(8,523)	$58,227
Patent and patent licenses	8.2 years	45,175	(27,119)	18,056
Customer relationships	7.1 years	113,284	(28,794)	84,490
Other purchased intangibles	4.0 years	16,063	(10,981)	5,082
Total		$241,272	$(75,417)	$165,855

As of December 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.7 years	$50,257	$(6,227)	$44,030
Patent and patent licenses	8.2 years	44,048	(24,719)	19,329
Customer relationships	7.0 years	86,473	(21,750)	64,723
Other purchased intangibles	4.4 years	13,322	(8,900)	4,422
Total		$194,100	$(61,596)	$132,504

Amortization expense, included in general and administrative expense, approximated $7.3 million and $3.7 million for the three month periods ended June 30, 2013 and 2012, respectively, and $14.0 million and $7.1 million for the six month periods ended June 30, 2013 and 2012, respectively.  Amortization expense is estimated to approximate $28.2 million, $25.8 million, $23.4 million, $21.3 million and $19.1 million for fiscal years 2013 through 2017 respectively, and $62.2 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of June 30, 2013, the unamortized discount on long-term debt was approximately $4.6 million. Other fees of approximately $1.3 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of June 30, 2013, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture).  If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contains certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of June 30, 2013, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $272.6 million as of June 30, 2013 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of June 30, 2013.

Cash paid for interest for the six months ended June 30, 2013 was $10.3 million.

Long-term debt as of June 30, 2013 consists of the following (in thousands):

Notes	$245,427

Total long-term debt	245,427
Less: Current portion	—
Total long-term debt, less current portion	$245,427

8.	Commitments and Contingencies

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
As part of the Company's continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has brought claims against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, among others, OpenText Corporation and its Captaris business (“OpenText”), EasyLink Services International Corporation (“EasyLink”), RingCentral, Inc. (“RingCentral”), Vitelity Communications, Inc. (“Vitelity”), EC Data Systems, Inc. (“EC Data”) and Integrated Global Concepts, Inc. (“IGC”).

On April 23, 2013, j2 Global reached a settlement of its litigation with OpenText, EasyLink, and EasyLink subsidiary Xpedite Systems, LLC. As part of this settlement, OpenText agreed to pay j2 Global $27,000,000.00 in exchange for a fully paid-up license to U.S. Patents Nos. 6,208,638 (the “'638 Patent”), 6,350,066 (the “'066 Patent”), 6,597,688 (the “'688 Patent”), 7,020,132 (the “'132 Patent”), and 6,020,980 (the “'980 Patent”) (collectively, the “j2 Global Licensed Patents”). OpenText also agreed to pay j2 Global a running royalty for a license to the j2 Global Licensed Patents for sales of fax software and services to individual and small office/home office customers, provided that such royalty exceeds a stipulated minimum amount. In connection with the settlement, OpenText granted j2 Global a fully paid-up license to United States Patent Nos. 5,872,640 and 7,804,823, together with all continuations, counterparts and reissues, for fax software and services sales. The following cases were dismissed with prejudice as part of this settlement: j2 Global v. Captaris, Inc.; j2 Global v. EasyLink; Xpedite Systems, LLC v. j2 Global; Advanced Messaging Technologies, Inc. v. EasyLink; and j2 Global v. OpenText and EasyLink.
On April 26, 2013, j2 Global reached a settlement of its litigation with RingCentral and the parties have dismissed all claims in the pending litigation with prejudice. The following cases were dismissed: j2 Global and one of its affiliates had filed suit against RingCentral in the United States District Court for the Central District of California (the “Central District of California”), alleging infringement of the '638, '066, and '132 Patents and seeking a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, and interest and costs. RingCentral had filed counterclaims for infringement of U.S. Patent Number 7,702,669 (the “'669 Patent”) and unfair competition in violation of California's Business & Professions Code § 17200 et. seq. In connection with its counterclaims, RingCentral had sought a declaratory judgment of non-infringement and invalidity of the '638, '066, and '132 Patents and damages, injunctive relief, interest, and attorneys' fees and costs for the alleged infringement of the '669 Patent.
On September 23, 2011, j2 Global and one of its affiliates filed suit against Vitelity in the Central District of California, alleging infringement of the '638 and '066 Patents. On June 15, 2012, Vitelity filed counterclaims for invalidity and non-infringement of the '638 and '066 Patents. On July 17, 2013, the parties filed a Joint Claim Construction and Prehearing Statement; on the same day, each party filed its Opening Markman Brief. The Markman hearing is set for September 13, 2013.

On February 21, 2012, EC Data filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the '638 and '066 Patents. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On May 14, 2012, EC Data filed an answer to j2 Global's counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of the '132 Patent and non-infringement of the '688 Patent. On August 29, 2012, the Court granted j2 Global's motion to transfer the case to the Central District of California. On May 31, 2012, EC Data submitted a request to the USPTO to submit the '132 Patent into inter-partes reexamination proceedings. On August 22, 2012, the USPTO granted EC Data's reexamination request and issued a non-final office action rejecting certain of the '132 Patent's claims; On April 25, 2013, the USPTO issued an Action Closing Prosecution and on July 26, 2013 a second Action Closing Prosecution. On July 17, 2013, the parties filed a Joint Claim Construction and Prehearing Statement; on the same day, each party filed its Opening Markman Brief. The Markman hearing is set for September 12, 2013.

On June 28, 2013, j2 Global filed suit against EC Data in the Central District of California, alleging infringement of '980 Patent. EC Data has not yet filed its answer to j2 Global's complaint.

On September 15, 2006, one of j2 Global's affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys' fees and costs. On February 18, 2009, the Court granted the j2 Global affiliate's motion to stay the case pending the conclusion of the j2 Global affiliate's appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the j2 Global affiliate's motion to dismiss IGC's breach of contract counterclaim and one portion of IGC's antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by the j2 Global affiliate, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, the j2 Global affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate's motion to dismiss, dismissing the j2 Global affiliate's infringement claims and IGC's related counterclaims. Discovery is ongoing.
On April 20, 2012, j2 Global and a different affiliate filed suit against IGC in the Central District of California. The complaint alleged infringement of the '638, '066, '688, and '132 Patents. j2 Global and its affiliate sought a permanent injunction against continued infringement, a finding of willfulness, compensatory and treble damages, attorneys' fees, interest, and costs. On July 2, 2012, IGC filed a motion to dismiss the complaint or stay the action on the basis that the case is governed by a forum selection clause in a contract between a predecessor entity of j2 Global and IGC that allegedly mandates the United States District Court for the Northern District of California (the “Northern District of California”) as the venue. On July 9, 2012, j2 Global filed its opposition to IGC's motion to dismiss. On August 7, 2012, the Court granted in part IGC's motion to dismiss and stayed the case pending a ruling by the Northern District of California on j2 Global's motion to dismiss or transfer in IGC's lawsuit against j2 Global in the Northern District of California. On May 8, 2013, IGC moved to dismiss the case for improper venue, based on the pendency of IGC's lawsuit against j2 in the Northern District of California. On June 27, 2013, the Court granted IGC's motion.
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the Northern District of California, alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief, and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the '638, '066, '688, and '132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the '638, '066, '688, and '132 Patents, implied license and exhaustion, punitive damages, attorneys' fees and costs. On June 28, 2013, the Court granted in part and denied in part j2 Global's motion to dismiss certain of IGC's counterclaims, dismissing the claims for declaratory judgment of exhaustion and punitive damages. Discovery is underway, and the Court has set a trial date of April 21, 2014 on the issue of interpretation of the contract that IGC alleges j2 breached.
On June 27, 2013, j2 Global filed suit against IGC in the Northern District of California, alleging infringement of '980 Patent. IGC's answer to j2 Global's complaint is due by August 29, 2013.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“Protus”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus's e-mail marketing services. Pantelakis is seeking damages, attorneys' fees, interest, and costs. Protus filed a responsive pleading on March 23, 2011. On July 16, 2012, Protus filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file a second amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis's motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Global its costs associated with its amended statement of defence, and reserved a further award of costs for the trial court. On November 6, 2012, Pantelakis filed his second amended statement of claim. j2 Global filed its amended statement of defence on April 8, 2013. The parties are permitted to conduct additional discoveries with respect to the new pleadings. A pre-trial has been scheduled for October 23, 2013 at which time a trial date will be scheduled.
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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended June 30, 2013, the effective tax rate was 24.7%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $33.2 million and $27.7 million for the six months ended June 30, 2013 and 2012, respectively, and income from foreign operations of $42.9 million and $50.0 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had $41.2 million and $37.7 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $14.1 million for the six months ended June 30, 2013.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $9.4 million and $9.0 million at June 30, 2013 and December 31, 2012, respectively.

j2 Global is currently under income tax audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007 and during the second quarter of 2013 received notice that the FTB will be auditing it for tax years 2009 through 2011 as well.  The FTB has also issued Information Document Requests regarding the 2008 tax year, although the Company has received no formal notice of audit for that year. The Company is also currently under income tax audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 and 2010 and during the second quarter of 2013 received notice that the IRS will be auditing it for tax year 2011 as well. The Company is also under income tax audit by the Canada Revenue Agency (“CRA”) for tax years 2008 through 2010. In addition, the Company is under audit by the CRA for Goods and Services Tax for tax years 2009 through 2011.  It is possible that some or all of these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

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

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company, on the condensed consolidated balance sheet as of June 30, 2013. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Ziff Davis. Net income and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income in the condensed consolidated statements of income to determine net income (loss) attributable to the Company's common stockholders.
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 12, 2013 extended the 2012 Program through February 20, 2014.  During the six month period ended June 30, 2013, no shares were repurchased under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2013, the Company purchased 4,874 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2013:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 12, 2013	$0.2325	February 25, 2013	March 4, 2013
May 7, 2013	$0.24	May 20, 2013	June 4, 2013
August 7, 2013	$0.2475	August 19, 2013	September 3, 2013

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2013, 635,424 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2013, 840,644 shares underlying options and 80,425 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,765,461	$22.08
Granted	—	—
Exercised	(268,793)	24.27
Canceled	(20,600)	21.79
Outstanding at June 30, 2013	1,476,068	21.69	4.6	$30,731,407
Exercisable at June 30, 2013	1,126,109	21.16	3.8	$24,039,530
Vested and expected to vest at June 30, 2013	1,411,380	$21.53	4.4	$29,614,301

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2013 and 2012 were zero and $7.88, respectively.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2013 and 2012 were $4.0 million and $3.2 million, respectively.

As of June 30, 2013 and December 31, 2012, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $3.3 million and $5.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the six months ended June 30, 2013 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 15.68% and 14.64% as of June 30, 2013 and 2012, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions, no stock options were granted during the six month period ended June 30, 2013:

Six Months Ended June 30,
2012
Risk-free interest rate	0.97%
Expected term (in years)	5.7
Dividend yield	3.43%
Expected volatility	41%
Weighted-average volatility	41%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.7 million and $1.1 million of compensation expense for the three months ended June 30, 2013 and 2012, respectively, related to restricted stock and restricted stock units, and $3.2 million and $2.1 million for the six month period ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had unrecognized share-based compensation cost of approximately $19.3 million and $16.0 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.9 years for awards and 3.7 years for units.

Restricted stock award activity for the six months ended June 30, 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	170,930	40.08
Vested	(255,541)	20.33
Canceled	(37,400)	23.51
Nonvested at June 30, 2013	706,464	$28.16

Restricted stock unit award activity for the six months ended June 30, 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	115,466
Granted	6,675
Vested	(8,716)
Canceled	(33,000)
Outstanding at June 30, 2013	80,425	2.3	$3,418,867
Vested and expected to vest at June 30, 2013	54,961	2.1	$2,336,374

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$205	$192	$419	$434
Operating expenses:
Sales and marketing	432	352	850	727
Research, development and engineering	102	117	208	233
General and administrative	1,596	1,494	3,206	3,054
Total	$2,335	$2,155	$4,683	$4,448

Ziff Davis, Inc. Equity Incentive Plan

In November 2012, Ziff Davis established the Ziff Davis, Inc. 2012 Equity Incentive Plan (the "Ziff Davis Plan"), providing incentives to selected directors, officers, employees and consultants. The Ziff Davis Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for purposes of the Ziff Davis Plan is 15,000,000. In addition, certain stockholders have put rights under certain circumstances in which the stockholder may elect to cause Ziff Davis to purchase any or all of the shares of common stock (to the extent vested pursuant to the terms of the Ziff Davis Plan) and preferred stock owned by such stockholder. Ziff Davis also has the option to call under certain circumstances the common stock issued pursuant to the Ziff Davis Plan (to the extent vested pursuant to the terms of the Ziff Davis Plan) and shares of preferred stock. The put right held by the stockholder is exercisable only in cases where the Company unilaterally changes the terms of such stockholder's employment relationship or requires such stockholder to relocate his residence a specific distance. As each circumstance is completely within the Company's control, management determined that liability classification is not required.

Ziff Davis granted 13,035,000 shares of restricted stock during the year ended December 31, 2012 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. No restricted stock awards were granted for the six months ended June 30, 2013.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2013 and 2012, 3,158 and 2,432 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $106,000 and $61,000 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, 1,642,443 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$36,040	$31,188	$58,962	$59,727
Net income available to participating securities (a)	(565)	(460)	(1,020)	(922)
Net income available to j2 Global, Inc. common shareholders	35,475	30,728	57,942	58,805
Denominator:
Weighted-average outstanding shares of common stock	45,428,230	45,373,930	45,294,925	45,887,185
Dilutive effect of:
Dilutive effect of equity incentive plans	590,015	195,634	586,540	316,306
Common stock and common stock equivalents	46,018,245	45,569,564	45,881,465	46,203,491
Net income per share:
Basic	$0.78	$0.68	$1.28	$1.28
Diluted	$0.77	$0.67	$1.26	$1.27

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and six months ended June 30, 2013 and 2012, there were zero and 613,059 options outstanding, respectively, and zero and 560,059 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.	Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues by segment:
Business Cloud Services	$108,768	$89,465	$199,507	$176,117
Digital Media	32,778	—	55,685	—
Elimination of inter-segment revenues	(185)	—	(214)	—
Total revenues	141,361	89,465	254,978	176,117

Direct costs by segment(1):
Business Cloud Services	48,489	42,159	94,571	84,684
Digital Media	33,290	—	60,193	—
Direct costs by segment(1):	81,779	42,159	154,764	84,684

Business Cloud Services operating income	60,279	47,306	104,936	91,433
Digital Media operating loss	(513)	—	(4,509)	—
Segment operating income	59,766	47,306	100,427	91,433

Global operating costs(2)	7,159	7,279	14,833	13,797
Income from operations	$52,607	$40,027	$85,594	$77,636

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

	June 30, 2013	December 31, 2012
Assets:
Business Cloud Services	$867,458	$788,828
Digital Media	301,599	204,244
Total assets from reportable segments	1,169,057	993,072
Corporate	2,322	2,098
Elimination of inter-segment note receivable	(67,500)	—
Total assets	$1,103,879	$995,170

	Six Months Ended June 30,
	2013	2012
Capital expenditures:
Business Cloud Services	$2,661	$2,590
Digital Media	3,022	—
Total from reportable segments	5,683	2,590
Corporate	306	200
Total capital expenditures	$5,989	$2,790

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation and amortization:
Business Cloud Services	$5,906	$5,153	$11,362	$9,954
Digital Media	3,415	—	6,567	—
Total from reportable segments	9,321	5,153	17,929	9,954
Corporate	158	118	312	243
Total depreciation and amortization	$9,479	$5,271	$18,241	$10,197

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$103,619	$54,896	$179,997	$109,017
Canada	18,587	20,388	37,145	40,589
Ireland	10,307	10,353	20,405	20,784
All other countries	8,848	3,828	17,431	5,727
	$141,361	$89,465	$254,978	$176,117

	June 30, 2013	December 31, 2012
Long-lived assets:
United States	$146,863	$105,549
All other countries	47,445	46,554
Total	$194,308	$152,103

14.	Unrestricted Subsidiaries

In November 2012, the Company's Board of Directors designated Ziff Davis, Inc., a subsidiary of j2 Global, Inc., as an “Unrestricted Subsidiary” under the indenture governing j2 Global's Notes. In February 2013, Ziff Davis, Inc. acquired the shares of IGN Entertainment, Inc. and in May 2013, the shares of NetShelter (See Note 3 - Business Acquisitions). Each acquired company is included in the financial position and results of operations of Ziff Davis, Inc. since the respective date of acquisition and each also was designated by the Company's Board of Directors as an "Unrestricted Subsidiary" under the indenture governing j2 Global's Notes. The financial position and results of operations of Ziff Davis, Inc. are included in the Company's condensed consolidated financial statements.

As required by the indenture governing j2 Global's Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The financial position of Ziff Davis, Inc. and its subsidiaries as of June 30, 2013 is as follows (in thousands):

June 30, 2013
ASSETS
Cash and cash equivalents	$17,635
Accounts receivable	40,230
Prepaid expenses and other current assets	4,637
Deferred income taxes	3,197
Total current assets	65,699
Property and equipment, net	11,691
Trade names, net	51,388
Customer relationships, net	40,998
Goodwill	128,054
Other purchased intangibles, net	2,368
Deferred income taxes	233
Other assets	1,168
Total assets	$301,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$25,696
Deferred revenue, current	2,211
Total current liabilities	27,907
Note payable	67,500
Interest payable	3,717
Deferred income taxes	30,610
Other long-term liabilities	47
Mandatorily redeemable financial instrument	192,397
Total liabilities	322,178
Commitments and contingencies	—
Common stock	—
Additional paid-in capital	(18,122)
Retained earnings	(2,552)
Accumulated other comprehensive income	95
Total stockholders’ equity	(20,579)
Total liabilities and stockholders’ equity	$301,599

The results of operations of Ziff Davis, Inc. and its subsidiaries for the three and six months ended June 30, 2013 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenues	$32,778	$55,685

Cost of revenues	4,692	8,284
Gross profit	28,086	47,401
Operating expenses:
Sales and marketing	18,176	30,964
Research, development and engineering	1,480	3,458
General and administrative	8,943	17,488
Total operating expenses	28,599	51,910
Loss from operations	(513)	(4,509)
Interest and other income (expense), net	(2,106)	(3,524)
Loss before income taxes	(2,619)	(8,033)
Income tax benefit	(1,128)	(3,460)
Net loss	$(1,491)	$(4,573)

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$4,632	$(3,652)	$980
Other comprehensive income before reclassifications	2,174	(363)	1,811
Amounts reclassified from accumulated other comprehensive income	6	—	6
Net current period other comprehensive income	2,180	(363)	1,817
Ending balance	$6,812	$(4,015)	$2,797

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$1,811	$(1,899)	$(88)
Other comprehensive income before reclassifications	5,004	(2,204)	2,800
Amounts reclassified from accumulated other comprehensive income	(3)	88	85
Net current period other comprehensive income	5,001	(2,116)	2,885
Ending balance	$6,812	$(4,015)	$2,797

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cumulative translation adjustment	$—	$116	Interest and other income (expense), net
	—	116	Total, before income taxes
	—	(28)	Income tax expense (benefit)
	—	88	Total, net of tax

Unrealized gain (loss) on available-for-sale investments	9	(4)	Interest and other income (expense), net
	9	(4)	Total, before income taxes
	(3)	1	Income tax expense (benefit)
	6	(3)	Total, net of tax
Total reclassifications for the period	$6	$85	Total, net of tax

16.	Subsequent Events

On August 7, 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.2475 per share of common stock payable on September 3, 2013 to all stockholders of record as of the close of business on August 19, 2013.

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

◦
Create compelling digital media content causing increased traffic and advertising levels; additional advertisers or an increase in advertising spend; and effectively target digital media advertisements to desired audiences;

◦
Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or network security breach; effectively maintaining and managing our billing systems; time and resources required to manage our legal proceedings; or adhering to our internal controls and procedures;

◦	Compete with other similar providers with regard to price, service and functionality;

◦	Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;

◦	Achieve business and financial objectives in light of burdensome domestic and international telecommunications, Internet or other regulations including data privacy, security and retention;

◦	Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integration of newly acquired businesses;

◦	Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;

◦
Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others; and

◦	Recruit and retain key personnel.

In addition, our financial results could be materially impacted by risks associated with new accounting pronouncements.

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of services delivered through the Internet. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform to connect advertisers with visitors to those properties in addition to websites operated by third parties that are part of the Division's advertising network.

We generate revenues primarily from subscription and usage fees for our business cloud services and selling targeted advertising through our digital media businesses. We also generate revenues from intellectual property licensing and sales.
In addition to growing our businesses organically, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel. Since December 31, 2000, and including acquisitions closed thus far in 2013, we have completed 44 acquisitions.
On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expanded our operations into the digital media market, an area we believe provides attractive profit and expansion opportunities. On February 1, 2013, Ziff Davis acquired IGN Entertainment, Inc. ("IGN"), an online publisher of video games, entertainment and men's lifestyle content. On May 16, 2013, Ziff Davis acquired NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications. For additional information on our acquisitions, see Note 3 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and six months ended June 30, 2013 and 2012 (in thousands, except for percentages):

	June 30,
	2013	2012
Paying telephone numbers	2,189	2,058

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Subscriber revenues:
Fixed	$75,304	$72,187	$146,691	$142,414
Variable	18,447	15,884	36,562	30,482
Total subscriber revenues	$93,751	$88,071	$183,253	$172,896
Percentage of total subscriber revenues:
Fixed	80.3%	82.0%	80.0%	82.4%
Variable	19.7%	18.0%	20.0%	17.6%
Subscriber revenues:
DID-based	$86,182	$81,537	$168,684	$160,024
Non-DID-based	7,569	6,534	14,569	12,872
Total subscriber revenues	$93,751	$88,071	$183,253	$172,896

Average revenue per paying telephone number (ARPU)(1)	$13.16	$13.19	$13.06	$13.00
Cancel Rate(2)	2.2%	2.3%

(1)
Quarterly ARPU is calculated using our standard convention of applying the average of the quarter's beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each DID deployed to our paying customers. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our paying DID base.

(2)
Cancel rate is defined as cancels related to individual customer DIDs with greater than four months of continuous service (continuous service includes customer DIDs which are administratively canceled and reactivated within the same calendar month).

Digital Media Segment Performance Metrics

Our Digital Media segment was established with our fourth quarter 2012 acquisition of Ziff Davis. As a result, the following performance metrics for our Digital Media segment for the three and six months ended June 30, 2013 are presented with no prior comparable period (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Visits	558	935
Page views	1,897	3,146
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013. During the three months ended June 30, 2013, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2013
Business Cloud Services Segment
Assuming a stable or improving economic environment, we expect the revenue and expense trends as included in the results of operations below in our Business Cloud Services segment to continue for the foreseeable future excluding the impact of acquisitions. The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect acquisitions to remain an important component of our strategy and use of capital; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period we may close greater or fewer acquisitions than in prior periods.
Digital Media Segment
Assuming a stable or improving economic environment, we expect the revenue trend in our Digital Media segment to improve over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.
The operating margin we realize on revenues generated from ads placed on our websites is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites. Growth in advertising revenues from our websites has generally exceeded that from third-party websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future. However, the trend in advertising spend is shifting to mobile devices and other newer advertising formats which generally experience lower margins than those from desktop computers and tablets. We expect this trend to continue to pressure our margins.
We expect acquisitions to remain an important component of our strategy and use of capital; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods.
j2 Global Consolidated
We anticipate the stable revenue trend in our Business Cloud Services segment combined with the improving revenue trend in our Digital Media segment will result in an overall improved revenue trend for j2 Global on a consolidated basis, excluding the impact of any future acquisitions.
We expect operating profit as a percentage of revenues to generally decline in the future as we expect our less profitable Digital Media segment and the expected increasing pressure on margins as described above to grow at a faster rate than our more profitable Businesses Cloud Services segment, excluding the impact of any future acquisitions.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
Revenues	$141,361	$89,465	58%	$254,978	$176,117	45%

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

Our revenues have increased primarily due to the following factors:

•Our acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment;

•
An increase in Business Cloud Services patent and technology related licensing revenues as a result of the patent license we secured with Open Text during the second quarter of 2013 pursuant to which we received $27 million, approximately $12.6 million of which was recorded during the current quarter as associated with past damages (See discussion in Note 8 - Commitments and Contingencies); and

•	Growth in our Business Cloud Services subscriber base due to business acquisitions and customer sign ups, net of cancellations.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
Cost of revenue	$22,679	$16,187	40%	$42,914	$32,051	34%
As a percent of revenue	16%	18%	(2)%	17%	18%	(1)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2013 was primarily due to an increase in costs associated with the acquisitions of Ziff Davis, IGN and NetShelter within the Digital Media segment and other acquisitions within the Business Cloud Services segment.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
Sales and Marketing	$35,213	$13,860	154%	$64,851	$28,721	126%
As a percent of revenue	25%	15%	10%	25%	16%	9%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2013 and 2012 was $14.3 million and $11.3 million, respectively, and for the six months ended June 30, 2013 and 2012 was $28.6 million and $23.0 million, respectively.  The increase in sales and marketing expenses for the three and six months ended June 30, 2013 versus the prior comparable period was primarily due to additional personnel and severance costs associated with the acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment and other acquisitions within the Business Cloud segment and an increase in advertising.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
Research, Development and Engineering	$6,388	$4,617	38%	$13,134	$9,106	44%
As a percent of revenue	5%	5%	—%	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses.  The increase in research, development and engineering costs for the three and six months ended June 30, 2013 versus the prior comparable period was primarily due to additional personnel and severance costs associated with the fourth quarter of 2012 and subsequent acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment.

General and Administrative.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012		2013	2012
General and Administrative	$24,474	$14,774	66%	$48,485	$28,603	70%
As a percent of revenue	17%	17%	—%	19%	16%	3%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2013 versus the prior comparable periods was primarily due to additional personnel costs, severance costs and amortization of intangible assets associated with the fourth quarter of 2012 and subsequent acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment and other acquisitions within the Business Cloud segment.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$205	$192	$419	$434
Operating expenses:
Sales and marketing	432	352	850	727
Research, development and engineering	102	117	208	233
General and administrative	1,596	1,494	3,206	3,054
Total	$2,335	$2,155	$4,683	$4,448

Non-Operating Income and Expenses

Interest and Other Income (Expense), Net. Our interest and other income (expense), net is generated primarily from interest charged on outstanding debt; gain or loss on foreign exchange; and interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income (expense), net was $(4.8) million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $(9.5) million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The change in interest and other income (expense), net for the three and six months ended June 30, 2013 was primarily due to interest accrued on the outstanding debt issued in July 2012.

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

Provision for income taxes amounted to $11.8 million and $9.6 million for the three months ended June 30, 2013 and 2012, respectively. Income tax expense for the six months ended June 30, 2013 and 2012 was $17.3 million and $18.0 million, respectively. Our effective tax rate was 24.7% and 23.6% for the three months ended June 30, 2013 and 2012, respectively, and 22.8% and 23.2% for the six months ended June 30, 2013 and 2012, respectively. The increase in our effective income tax rate for the three months ended June 30, 2013 was primarily attributable to the following:

1.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; and

2.	a decrease in foreign tax credits; partially offset by:

3.	an increase in Subpart F income.

The decrease in our effective income tax rate for the six months ended June 30, 2013 was primarily attributable to the following:

1.	an increase in foreign tax credits;

2.	an increase in the U.S. federal domestic production activities deduction; and

3.	a reversal of uncertain income tax positions for the 2008 U.S. federal domestic production activities deduction; partially offset by:

4.	an increase in the valuation allowance for the U.S. federal foreign tax credit;

5.	an increase in Subpart F income; and

6.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
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
Business Cloud Services
Prior to the acquisition of Ziff Davis on November 9, 2012, we operated as one segment which is now the Business Cloud Services segment. The following segment results are presented for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
External net sales	$108,768	$89,465	$19,303	21.6%	$199,507	$176,117	$23,390	13.3%
Inter-segment net sales	—	—	—	—%	—	—	—	—%
Segment net sales	108,768	89,465	19,303	21.6%	199,507	176,117	23,390	13.3%
Cost of revenues	17,987	16,187	1,800	11.1%	34,630	32,051	2,579	8.0%
Gross profit	90,781	73,278	17,503	23.9%	164,877	144,066	20,811	14.4%
Operating expenses	30,502	25,972	4,530	17.4%	59,941	52,633	7,308	13.9%
Segment operating income	$60,279	$47,306	$12,973	27.4%	$104,936	$91,433	$13,503	14.8%

Segment net sales of $108.8 million for the three months ended June 30, 2013 increased $19.3 million, or 21.6%, from the prior comparable period primarily due to an increase in patent and technology related licensing revenues as a result of the patent license we secured with Open Text during the second quarter of 2013 pursuant to which we received $27 million, approximately $12.6 million of which was recorded during the current quarter as associated with past damages (See discussion in Note 8 - Commitments and Contingencies); and an increase in our subscriber base at stable average revenue per user (ARPU) levels. Segment net sales of $199.5 million for the six months ended June 30, 2013 increased $23.4 million, or 13.3%, from the prior comparable period primarily due to an increase in patent and technology related licensing revenues from patent licenses with Open Text and others and an increase in our subscriber base at stable ARPU levels.
Segment gross profit of $90.8 million for the three months ended June 30, 2013 increased $17.5 million from the prior comparable period primarily due to patent licenses with Open Text and others and an increase in net sales between the periods. Excluding the impact of the portion of the Open Text patent license fee recognized as revenue during the second quarter of 2013 as associated with past damages, the gross profit as a percentage of revenues for the three months ended June 30, 2013 was consistent with the prior comparable period. Segment gross profit of $164.9 million for the six months ended June 30, 2013 increased $20.8 million from the prior comparable period primarily due to patent licenses with Open Text and others and an increase in net sales between the periods. Excluding the impact of the portion of the Open Text patent license fee recognized as revenue during the second quarter of 2013 as associated with past damages, the gross profit as a percentage of revenues for the six months ended June 30, 2013 was consistent with the prior comparable period.
Segment operating expenses of $30.5 million for the three months ended June 30, 2013 increased $4.5 million from 2012 primarily due to (a) an increase in sales and marketing costs primarily due to additional advertising and (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to the second half of 2012. Segment operating expenses of $59.9 million for the six months ended June 30, 2013 increased $7.3 million from 2012 primarily due to (a) an increase in sales and marketing costs primarily due to additional advertising and (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to the second half of 2012.
As a result of these factors, segment operating income of $60.3 million for the three months ended June 30, 2013 increased $13.0 million, or 27.4%, from the prior comparable period. Segment operating income of $104.9 million for the six months ended June 30, 2013 increased $13.5 million, or 14.8%, from the prior comparable period.
Digital Media
     Our Digital Media segment was established with our fourth quarter of 2012 acquisition of Ziff Davis. As a result, the following segment results are presented for the three and six months ended June 30, 2013 with no prior comparable period (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
External net sales	$32,593	$55,471
Intersegment net sales	185	214
Segment net sales	32,778	55,685
Cost of revenues	4,692	8,284
Gross profit	28,086	47,401
Operating expenses	28,599	51,910
Segment operating loss	$(513)	$(4,509)

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2013, we had cash and investments of $352.9 million compared to $343.6 million at December 31, 2012. The increase resulted primarily from cash provided by operations, partially offset by business acquisitions and dividends paid. At June 30, 2013, cash and investments consisted of cash and cash equivalents of $214.9 million, short-term investments of $108.9 million and long-term investments of $29.0 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances that we may not liquidate until maturity, generally within 12 months.  Restricted balances included in short-term investments were $11.4 million at June 30, 2013. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2013, cash and investments held within foreign and domestic jurisdictions were $193.0 million and $159.8 million, respectively.  If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On August 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.2475 per share of common stock payable on September 3, 2013 to all stockholders of record as of the close of business on August 19, 2013. On May 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.24 per share of common stock payable on June 4, 2013 to all stockholders of record as of the close of business on May 20, 2013. On February 12, 2013, our Board of Directors declared a quarterly cash dividend of $0.2325 per share of common stock which was paid on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (the “Lender”) and within the Indenture relating to the debt issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $109.0 million and $85.3 million for the six months ended June 30, 2013 and 2012, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services and employee compensation. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $9.4 million and $9.0 million at June 30, 2013 and December 31, 2012, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash used in investing activities was approximately $(95.6) million and $(6.7) million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, purchase of certificates of deposit, property and equipment and intangible assets partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.  For the six months ended June 30, 2012, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions, purchases of property and equipment, and intangible assets; partially offset by the sale of available-for-sale investments.

Net cash used in financing activities was approximately $(15.9) million and $(76.0) million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, net cash used in financing activities was primarily attributable to dividends paid and repurchases of stock partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation.  For the six months ended June 30, 2012, net cash used in financing activities was primarily attributable to repurchase of stock and dividends paid, partially offset by proceeds received upon the exercise of options and excess tax benefit from share-based compensation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2013:

	Payments Due in (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	10,000	20,000	20,000	20,000	20,000	59,722	149,722
Operating leases (c)	3,298	5,874	5,478	4,019	2,175	3,534	24,378
Mandatorily redeemable financial instrument - dividends (d)	680	1,360	1,360	1,360	1,360	—	6,120
Mandatorily redeemable financial instrument - redemption (e)	—	—	—	—	8,556	—	8,556
Telecom services and co-location facilities (f)	1,189	908	672	500	177	13	3,459
Holdback payment (g)	1,234	2,425	—	—	—	—	3,659
Other (h)	448	310	120	120	—	—	998
Total	$16,849	$30,877	$27,630	$25,999	$32,268	$313,269	$446,892
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent the non-controlling interest portion of dividends accrued on the mandatorily redeemable financial instrument.

(e)	These amounts represent the non-controlling interest portion of the redemption amount with respect to the mandatorily redeemable financial instrument.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of June 30, 2013, our liability for uncertain tax positions was $41.2 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2013, we had investments in debt securities with effective maturities greater than one year of approximately $29.0 million. Such investments had a weighted average yield of approximately 1%. As of June 30, 2013 and December 31, 2012, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $214.9 million and $218.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of June 30, 2013, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and six months ended June 30, 2013 and 2012, where net foreign currency gain/(loss) amounted to approximately ($0.2) million and $0.4 million, respectively, and ($0.1) million and ($0.6) million, respectively. For the three and six months ended June 30, 2013, cumulative translation adjustments included in other comprehensive income amounted to approximately $(0.4) million and $(2.1) million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 12, 2013, the Board extended the 2012 Program through February 20, 2014.  During the six month period ended June 30, 2013, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2013 - April 30, 2013	1,518	$38.70	—	2,873,920
May 1, 2013 - May 31, 2013	570	$39.63	—	2,873,920
June 1, 2013 - June 30, 2013	2,786	$41.64	—	2,873,920
Total	4,874		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 9, 2013	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2013	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.