Form 10-Q
period 2013-09-30
J2 GLOBAL, INC.
filed 2013-11-12
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, the registrant had 46,538,978 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$199,181	$218,680
Short-term investments	108,043	105,054
Accounts receivable, net of allowances of $3,735 and $3,213, respectively	64,279	37,285
Prepaid expenses and other current assets	22,779	15,388
Deferred income taxes	2,729	1,092
Total current assets	397,011	377,499
Long-term investments	66,899	19,841
Property and equipment, net	30,143	19,599
Trade names, net	84,419	71,409
Patent and patent licenses, net	18,703	19,329
Customer relationships, net	84,023	64,723
Goodwill	441,687	407,825
Other purchased intangibles, net	9,666	9,855
Deferred income taxes	2,130	1,852
Other assets	3,409	3,238
Total assets	$1,138,090	$995,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$68,430	$39,874
Income taxes payable	1,736	3,004
Deferred revenue, current	35,675	30,493
Liability for uncertain tax positions	5,535	5,523
Deferred income taxes	5,098	33
Total current liabilities	116,474	78,927
Long-term debt	245,548	245,194
Liability for uncertain tax positions	36,010	32,155
Deferred income taxes	41,635	32,393
Deferred revenue, non-current	12,041	1,609
Other long-term liabilities	1,787	1,557
Mandatorily redeemable financial instrument	9,760	8,740
Total liabilities	463,255	400,575
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at September 30, 2013 and December 31, 2012; total issued 45,858,238 and 45,094,191 shares at September 30, 2013 and December 31, 2012, respectively; and total outstanding 45,858,238 and 45,094,191 shares at September 30, 2013 and December 31, 2012, respectively	459	451
Additional paid-in capital	191,287	169,542
Retained earnings	475,979	424,790
Accumulated other comprehensive income (loss)	8,646	(88)
Total j2 Global, Inc. stockholders’ equity	676,371	594,695
Noncontrolling interest	(1,536)	(100)
Total stockholders’ equity	674,835	594,595
Total liabilities and stockholders’ equity	$1,138,090	$995,170
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Total revenues	$127,788	$93,246	$382,766	$269,363

Cost of revenues (including share-based compensation of $162 and $581 for the three and nine months of 2013, respectively, and $199 and $633 for the three and nine months of 2012, respectively)	21,801	16,303	64,715	48,354
Gross profit	105,987	76,943	318,051	221,009
Operating expenses:
Sales and marketing (including share-based compensation of $465 and $1,315 for the three and nine months of 2013, respectively, and $390 and $1,117 for the three and nine months of 2012, respectively)	34,787	15,190	99,638	43,910
Research, development and engineering (including share-based compensation of $103 and $311 for the three and nine months of 2013, respectively, and $111 and $344 for the three and nine months of 2012, respectively)	6,000	4,692	19,134	13,798
General and administrative (including share-based compensation of $1,695 and $4,901 for the three and nine months of 2013, respectively, and $1,703 and $4,757 for the three and nine months of 2012, respectively)	25,892	14,784	74,377	43,387
Total operating expenses	66,679	34,666	193,149	101,095
Operating income	39,308	42,277	124,902	119,914
Interest and other income (expense), net	(4,576)	(2,747)	(14,109)	(2,657)
Income before income taxes	34,732	39,530	110,793	117,257
Income tax expense	7,105	7,880	24,428	25,880
Net income	$27,627	$31,650	$86,365	$91,377
Less net loss attributable to noncontrolling interest	(179)	—	(403)	—
Net income attributable to j2 Global, Inc. common shareholders	$27,806	$31,650	$86,768	$91,377
Net income per common share:
Basic	$0.60	$0.69	$1.88	$1.97
Diluted	$0.59	$0.69	$1.85	$1.96
Weighted average shares outstanding:
Basic	45,729,171	45,002,565	45,441,265	45,590,160
Diluted	46,291,631	45,340,111	46,066,604	45,897,389
Cash dividends paid per common share	$0.2475	$0.22	$0.72	$0.65

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$27,627	$31,650	$86,365	$91,377
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of $759 and ($219) for three and nine months of 2013, respectively, and $196 and $167 for the three and nine months of 2012, respectively	1,590	530	(526)	590
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $2,465 and $5,380 for the three and nine months of 2013, respectively, and ($877) and ($906) for the three and nine months of 2012, respectively	4,259	(1,515)	9,260	(1,365)
Other comprehensive income (loss), net of tax	5,849	(985)	8,734	(775)
Comprehensive income	33,476	30,665	95,099	90,602
Net loss attributable to noncontrolling interest	(179)	—	(403)	—
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit) of ($3) and ($20) for the three and nine months of 2013, respectively, and zero and zero for the three and nine months of 2012, respectively	(13)	—	(35)	—
Comprehensive income attributable to j2 Global, Inc.	$33,668	$30,665	$95,537	$90,602

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$86,365	$91,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,424	15,555
Amortization of discount or premium of investments	1,323	1,090
Amortization of financing costs and discounts	456	104
Share-based compensation	7,108	6,816
Excess tax benefits from share-based compensation	(3,171)	(1,016)
Provision for doubtful accounts	2,565	3,520
Deferred income taxes	472	(1,012)
(Gain) loss on sale of available-for-sale investments	103	(244)
Decrease (increase) in:
Accounts receivable	(7,495)	(7,032)
Prepaid expenses and other current assets	945	(951)
Other assets	182	(118)
(Decrease) increase in:
Accounts payable and accrued expenses	4,035	168
Income taxes payable	(3,286)	7,112
Deferred revenue	13,049	1,611
Liability for uncertain tax positions	3,867	6,538
Other	(62)	(1)
Net cash provided by operating activities	134,880	123,517
Cash flows from investing activities:
Maturity of certificates of deposit	42,615	8,000
Purchase of certificates of deposit	(22,071)	(34,674)
Sales of available-for-sale investments	82,889	64,581
Purchase of available-for-sale investments	(139,955)	(140,785)
Purchases of property and equipment	(11,116)	(3,902)
Proceeds from sale of assets	1	156
Acquisition of businesses, net of cash received	(81,566)	(25,108)
Purchases of intangible assets	(2,784)	(3,668)
Net cash used in investing activities	(131,987)	(135,400)
Cash flows from financing activities:
Issuance of long-term debt	—	245,000
Debt issuance costs	(47)	(1,342)
Repurchases of common stock and restricted stock	(4,513)	(60,261)
Issuance of common stock under employee stock purchase plan	161	109
Exercise of stock options	13,515	4,865
Dividends paid	(33,267)	(29,940)
Excess tax benefits from share-based compensation	3,171	1,016
Other	(171)	—
Net cash (used in) provided by financing activities	(21,151)	159,447
Effect of exchange rate changes on cash and cash equivalents	(1,241)	591
Net change in cash and cash equivalents	(19,499)	148,155
Cash and cash equivalents at beginning of period	218,680	139,359
Cash and cash equivalents at end of period	$199,181	$287,514
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its patented technology to third parties. j2 Global's Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content and an innovative data-driven platform to connect advertisers with visitors to those properties in addition to websites operated by third parties that are part of the Division's advertising network.

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

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

Fair Value Measurements

j2 Global complies with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of September 30, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. j2 Global's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount is immaterial in comparison to the total uninsured cash and cash equivalents on deposit.  These financial institutions are primarily in the United States and United Kingdom, however, the Company has accounts with financial institutions in several other countries, including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on its condensed consolidated balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase in the period in which j2 Global determined that the recovery was not likely.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance and did not have a significant impact on the Company's consolidated financial position or results of operations.

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

The Company has completed the following acquisitions during the first nine months of fiscal 2013, paying the purchase price in cash for each transaction: (a) share purchase of IGN Entertainment, Inc. ("IGN"), an online publisher of video games, entertainment and men's lifestyle content; (b) share purchase of MetroFax, Inc., a provider of online faxing services and advanced features; (c) share purchase of Backup Connect BV, an online backup provider based in the Netherlands; (d) share purchase of NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications; (e) share purchase of Email Protection Agency Limited, a UK-based provider of email security, email management and network security services; and (f) other immaterial share and asset acquisitions of online data backup businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of September 30, 2013, reflect the results of operations of all 2013 acquisitions. For the nine months ended September 30, 2013, these acquisitions contributed $50.3 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $114.0 million, net of cash acquired and including $15.2 million in assumed liabilities consisting primarily of deferred revenues, trade accounts payable, other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$23,034
Property and Equipment	2,536
Other Assets	2,617
Deferred Tax Asset	2,058
Software	3,016
Content	2,460
Trade Names	16,626
Customer Relationships	18,498
Advertiser Relationships	11,770
Goodwill	31,420
Total	$114,035

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts for certain property and equipment, intangible assets (including trade names and software), preliminary working capital and related tax items. During the second quarter 2013, the Company recorded an adjustment to initial working capital related to the acquisition of IGN, which increased acquired accounts receivable and reduced assumed liabilities with a corresponding reduction to goodwill in the amount of $3.8 million. During the third quarter of 2013, the Company recorded an additional adjustment to initial working capital related to the acquisition of IGN, which decreased acquired accounts receivable and increased assumed liabilities with a corresponding increase to goodwill in the amount of $1.8 million. Also during the third quarter of 2013, the Company recorded an adjustment to initial working capital related to the acquisition of Ziff Davis, Inc., which increased assumed liabilities with a corresponding increase to goodwill in the amount of $1.7 million. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2013 is $31.4 million, of which $15.7 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2013 acquisitions as if each acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(unaudited)	(unaudited)
Revenues	$398,953	$357,571
Net Income	$86,442	$91,925
EPS - Basic	$1.87	$2.02
EPS - Diluted	$1.84	$2.00

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2013	December 31, 2012
Due within 1 year	$55,668	$46,681
Due within more than 1 year but less than 5 years	64,392	17,209
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,507	2,633
Total	$122,567	$66,523

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	September 30, 2013	December 31, 2012
Trading	$14	$3
Available-for-sale	160,666	90,017
Total	$160,680	$90,020

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of September 30, 2013 and December 31, 2012 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Debt Securities	$122,551	$130	$(114)	$122,567
Equity Securities	20,610	17,489	—	38,099
Total	$143,161	$17,619	$(114)	$160,666
December 31, 2012
Debt Securities	$66,541	$149	$(167)	$66,523
Equity Securities	20,610	3,251	(367)	23,494
Total	$87,151	$3,400	$(534)	$90,017

At September 30, 2013, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to September 30, 2013. At September 30, 2013, equity securities were recorded as available-for-sale and represent a strategic equity investment. At September 30, 2013, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances that the Company may not liquidate until maturity, generally within 12 months.  Restricted balances included in short-term investments were $8.2 million at September 30, 2013.

Investments in an unrealized loss position as of September 30, 2013 and December 31, 2012 but in a continuous unrealized loss position for less than 12 months had a fair value of $59.4 million and $31.8 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of September 30, 2013 and December 31, 2012 had a fair value of $1.3 million and $2.2 million, respectively, of which loss positions are determined to be temporary in nature.

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

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 7 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.5 million and $245.2 million, and the corresponding fair value was approximately $274.0 million and $275.5 million, at September 30, 2013 and December 31, 2012, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$94,278	$—	$—	$94,278
Time deposits	22,463	—	—	22,463
Corporate commercial papers	6,998	—	—	6,998
Certificates of deposit	14,263	—	—	14,263
Equity securities	38,113	—	—	38,113
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	30,359	—	—	30,359
Debt securities issued by states of the U.S. and political subdivisions of the states	4,321	—	—	4,321
Debt securities issued by foreign governments	1,998	—	—	1,998
Corporate debt securities	85,889	—	—	85,889
Total	$298,682	$—	$—	$298,682

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$99,351	$—	$—	$99,351
Time deposits	22,093	—	—	22,093
Corporate commercial papers	—	—	—	—
Certificates of deposit	34,876	—	—	34,876
Equity securities	23,497	—	—	23,497
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,450	—	—	6,450
Debt securities issued by states of the U.S. and political subdivisions of the states	11,658	—	—	11,658
Debt securities issued by foreign governments	3,589	—	—	3,589
Corporate debt securities	44,826	—	—	44,826
Total	$246,340	$—	$—	$246,340

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from one to 20 years.

The changes in carrying amounts of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance as of January 1, 2013	$407,825
Goodwill acquired (Note 3)	31,420
Purchase accounting adjustments	2,329
Foreign exchange translation	113
Balance as of September 30, 2013	$441,687

The Company's goodwill balance was $441.7 million as of September 30, 2013, of which $309.8 million and $131.9 million were recorded in the Business Cloud Services and Digital Media segment, respectively. Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of September 30, 2013 and December 31, 2012 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	September 30, 2013	December 31, 2012
Trade name	$27,379	$27,379
Other	5,432	5,433
Total	$32,811	$32,812

Intangible Assets Subject to Amortization:

As of September 30, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.1 years	$66,852	$(9,812)	$57,040
Patent and patent licenses	7.8 years	47,173	(28,470)	18,703
Customer relationships	7.1 years	117,231	(33,208)	84,023
Other purchased intangibles	4.0 years	16,094	(11,860)	4,234
Total		$247,350	$(83,350)	$164,000

As of December 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.7 years	$50,257	$(6,227)	$44,030
Patent and patent licenses	8.2 years	44,048	(24,719)	19,329
Customer relationships	7.0 years	86,473	(21,750)	64,723
Other purchased intangibles	4.4 years	13,322	(8,900)	4,422
Total		$194,100	$(61,596)	$132,504

Amortization expense, included in general and administrative expense, approximated $7.5 million and $3.9 million for the three month periods ended September 30, 2013 and 2012, respectively, and $21.6 million and $11.0 million for the nine month periods ended September 30, 2013 and 2012, respectively.  Amortization expense is estimated to approximate $30.0 million, $26.2 million, $24.0 million, $22.1 million and $19.7 million for fiscal years 2013 through 2017 respectively, and $63.6 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of September 30, 2013, the unamortized discount on long-term debt was approximately $4.5 million. Other fees of approximately $1.3 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of September 30, 2013, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture).  If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contains certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries, including but not limited to limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of September 30, 2013, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $274.0 million as of September 30, 2013 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of September 30, 2013.

Cash paid for interest for the nine months ended September 30, 2013 was $20.3 million.

Long-term debt as of September 30, 2013 consists of the following (in thousands):

Notes	$245,548

Total long-term debt	245,548
Less: Current portion	—
Total long-term debt, less current portion	$245,548

8.	Commitments and Contingencies

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
As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global has brought claims against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, among others, Nextiva, Inc. (“Nextiva”), Vitelity Communications, Inc. (“Vitelity”), EC Data Systems, Inc. (“EC Data”) and Integrated Global Concepts, Inc. (“IGC”).

On August 5, 2011, j2 Global and one of its affiliates filed suit in the United States District Court for the Central District of California (the “Central District of California”) against Nextiva, alleging infringement of U.S. Patents Nos. 6,208,638 (the “‘638 Patent”), 6,350,066 (the “‘066 Patent”) and 7,020,132 (the “’132 Patent”). On July 23, 2013, j2 Global filed an amended complaint, adding a claim for infringement of U.S. Patent No. 6,020,980 (the “‘980 Patent”). On September 23, 2013, Nextiva filed an amended answer and counterclaims for non-infringement and invalidity of the ‘638, ‘066, ‘132 and ‘980 Patents and for unfair competition in violation of California’s Business & Professions Code § 17200, et. seq. and prohibited restraints on competition and unfair practices in violation of California’s Business & Professions Code §§ 16720, et. seq. and 17000, et. seq. On October 15, 2013, j2 Global and its affiliate moved to dismiss Nextiva’s counterclaims for unenforceability of the ‘980 Patent and for unfair competition, prohibited restraints on competition and unfair practices. j2 Global also moved to strike from Nextiva’s amended answer certain affirmative defenses related to the alleged unenforceability of the patents at issue. Discovery is ongoing.
On September 23, 2011, j2 Global and one of its affiliates filed suit against Vitelity in the Central District of California, alleging infringement of the ‘638 and ‘066 Patents. On June 15, 2012, Vitelity filed counterclaims for invalidity and non-infringement of the ‘638 and ‘066 Patents. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing.

On February 21, 2012, EC Data filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the ‘638 and ‘066 Patents. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On May 14, 2012, EC Data filed an answer to j2 Global’s counterclaims and asserted counterclaims for declaratory judgments of non-infringement and invalidity of the ‘132 Patent and non-infringement of U.S. Patent No. 6,597,688 (the “‘688 Patent”). On August 29, 2012, the Court granted j2 Global’s motion to transfer the case to the Central District of California. On May 31, 2012, EC Data submitted a request to the United States Patent and Trademark Office (“USPTO”) to submit the ‘132 Patent into inter-partes reexamination proceedings. On August 22, 2012, the USPTO granted EC Data’s reexamination request and issued a non-final office action rejecting certain of the ‘132 Patent’s claims. On April 25, 2013, the USPTO issued an Action Closing Prosecution and on July 26, 2013 a second Action Closing Prosecution. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing.

On June 28, 2013, j2 Global filed suit against EC Data in the Central District of California, alleging infringement of the ‘980 Patent. On October 4, 2013, EC Data filed its amended answer and counterclaims for non-infringement and invalidity of the ‘980 Patent.

On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation proceeding entitled In re: Unified Messaging Solutions LLC and Advanced Messaging Technologies, Inc. Patent Litigation (N.D. Ill. Master Docket No. 12 C 6286). In that litigation, a company with certain rights to assert patents owned by the j2 Global affiliate has asserted those patents against a number of defendants, and those defendants have filed counterclaims for, inter alia, non-infringement, unenforceability, and invalidity of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313; and 7,934,148.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the United States District Court for the Northern District of Illinois against Unified Messaging Solutions, LLC, Acacia Patent Acquisition LLC (“Acacia”), Charles R. Bobo, II (“Bobo”), j2 Global, and one of j2 Global’s affiliates for correction of inventorship of the ‘066 Patent and U.S. Patents Nos. 5,675,507; 5,870,549; 6,564,321; 6,857,074; 7,895,306; 7,836,141; 7,895,313 and 7,934,148. Huster seeks a declaration that she was the inventor of the patents at issue, an order directing the USPTO to substitute or add Huster as inventor of the patents at issue, an order that the defendants pay to Huster at least half of all earnings from licensing and sales of rights in the patents at issue, and costs and attorneys’ fees. On October 28, 2013, j2 Global, the j2 Global affiliate, and the other defendants in the case filed a motion to dismiss Huster’s action on the basis of improper venue and on the basis that Huster’s action is barred by laches. The defendants also filed a motion to strike certain portions of Huster’s prayer for relief. On the same day, j2 Global filed a motion to dismiss on the basis that it is not a proper party to Huster’s action; Bobo filed a motion to dismiss for lack of personal jurisdiction; and Acacia filed a motion to dismiss on the basis of lack of subject matter jurisdiction.
On September 15, 2006, one of j2 Global’s affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On February 18, 2009, the Court granted the j2 Global affiliate’s motion to stay the case pending the conclusion of the j2 Global affiliate’s appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by the j2 Global affiliate, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, the j2 Global affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss, dismissing the j2 Global affiliate’s infringement claims and IGC’s related counterclaims. Discovery is ongoing.
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the United States District Court for the Northern District of California (“Northern District of California”), alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, fees and costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the ‘638, ‘066, ‘688, and ‘132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the ‘638, ‘066, ‘688, and ‘132 Patents, implied license and exhaustion, punitive damages, attorneys’ fees and costs. On June 28, 2013, the Court granted in part and denied in part j2 Global’s motion to dismiss certain of IGC’s counterclaims, dismissing the claims for declaratory judgment of exhaustion and punitive damages. Discovery is underway, and the Court has set a trial date of April 21, 2014 on the issue of interpretation of the contract that IGC alleges j2 Global breached.
On June 27, 2013, j2 Global filed suit against IGC in the Northern District of California, alleging infringement of the ‘980 Patent. On August 29, 2013, IGC filed counterclaims for invalidity, unenforceability, non-infringement, an implied license of the ‘980 Patent and breach and specific enforcement of the contract not to sue IGC. On September 26, 2013, j2 moved to dismiss IGC’s counterclaims for unenforceability and an implied license of the ‘980 Patent and for breach and specific performance of the contract not to sue. That motion remains pending. On October 18, 2013, the Court consolidated IGC’s breach of contract claim with the other case pending in the Northern District of California and stayed j2 Global's patent infringement claims pending a resolution of the breach of contract claims.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“Protus”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus’s e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest, and costs. Protus filed a responsive pleading on March 23, 2011. On July 16, 2012, Protus filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file a second amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis’s motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Global its costs associated with its amended statement of defence and reserved a further award of costs for the trial court. On November 6, 2012, Pantelakis filed his second amended statement of claim. j2 Global filed its amended statement of defence on April 8, 2013. The parties filed their pre-trial briefs on October 15, 2013. A pre-trial was held on October 23, 2013, at which time the Court allowed additional discovery and set a new time table.
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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended September 30, 2013, the effective tax rate was 20.5%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $56.0 million and $38.5 million for the nine months ended September 30, 2013 and 2012, respectively, and income from foreign operations of $54.8 million and $78.7 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had $41.5 million and $37.7 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $23.4 million for the nine months ended September 30, 2013.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $14.1 million and $9.0 million at September 30, 2013 and December 31, 2012, respectively.

j2 Global is currently under income tax audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007, and during the second quarter of 2013 received notice that the FTB will also be auditing it for tax years 2009 through 2011. The FTB has also issued Information Document Requests regarding the 2008 tax year, although the Company has not received a formal notice of audit for that year. The Company is also currently under income tax audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 and 2010, and during the second quarter of 2013 received notice that the IRS will be auditing it for tax year 2011 as well. In addition, the Company is under income tax audit by the Canada Revenue Agency (“CRA”) for tax years 2010 through 2011. During the third quarter of 2013, the Company was notified by the CRA that the income tax audit for tax years 2008 and 2009 had concluded with no changes and that tax year 2011 would be subject to income tax audit. The Company is also under CRA audit for Goods and Services Tax for tax years 2009 through 2011. It is possible that some or all of these audits may conclude in the next 12 months and that the unrecognized tax benefits the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. However, it is not currently possible to estimate the amount, if any, of such change.

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

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company, on the condensed consolidated balance sheet as of September 30, 2013. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Ziff Davis. Net income and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income in the condensed consolidated statements of income to determine net income (loss) attributable to the Company's common stockholders.

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 12, 2013 extended the 2012 Program through February 20, 2014.  During the nine month period ended September 30, 2013, no shares were repurchased under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2013, the Company purchased 43,435 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2013:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 12, 2013	$0.2325	February 25, 2013	March 4, 2013
May 7, 2013	$0.24	May 20, 2013	June 4, 2013
August 7, 2013	$0.2475	August 19, 2013	September 3, 2013
November 5, 2013	$0.255	November 18, 2013	December 4, 2013

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2013, 509,367 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2013, 673,321 shares underlying options and 99,025 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,765,461	$22.08
Granted	—	—
Exercised	(562,173)	24.04
Canceled	(20,600)	21.79
Outstanding at September 30, 2013	1,182,688	21.16	4.3	$33,542,013
Exercisable at September 30, 2013	836,229	20.25	3.3	$24,476,289
Vested and expected to vest at September 30, 2013	1,127,602	$20.94	4.1	$32,231,627

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2013 and 2012 were zero and $7.92, respectively.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2013 and 2012 were $11.6 million and $4.0 million, respectively.

As of September 30, 2013 and December 31, 2012, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $2.6 million and $5.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.7 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the nine months ended September 30, 2013 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 15.72% and 14.68% as of September 30, 2013 and 2012, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions, no stock options were granted during the nine month period ended September 30, 2013:

Nine Months Ended September 30,
2012
Risk-free interest rate	0.91%
Expected term (in years)	5.7
Dividend yield	3.09%
Expected volatility	41%
Weighted-average volatility	41%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.8 million and $1.6 million of compensation expense for the three months ended September 30, 2013 and 2012, respectively, related to restricted stock and restricted stock units, and $5.0 million and $3.7 million for the nine month period ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had unrecognized share-based compensation cost of approximately $18.5 million and $16.0 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.6 years for awards and 3.7 years for units.

Restricted stock award activity for the nine months ended September 30, 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	178,430	38.40
Vested	(291,841)	21.33
Canceled	(43,900)	24.46
Nonvested at September 30, 2013	671,164	$27.82

Restricted stock unit award activity for the nine months ended September 30, 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	115,466
Granted	26,675
Vested	(10,116)
Canceled	(33,000)
Outstanding at September 30, 2013	99,025	2.3	$4,903,718
Vested and expected to vest at September 30, 2013	67,640	2.0	$3,349,522

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$162	$199	$581	$633
Operating expenses:
Sales and marketing	465	390	1,315	1,117
Research, development and engineering	103	111	311	344
General and administrative	1,695	1,703	4,901	4,757
Total	$2,425	$2,403	$7,108	$6,851

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

Ziff Davis granted 13,035,000 shares of restricted stock during the year ended December 31, 2012 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. No restricted stock awards were granted for the nine months ended September 30, 2013.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2013 and 2012, 4,416 and 4,115 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $161,000 and $109,000 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, 1,641,185 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$27,806	$31,650	$86,768	$91,377
Net income available to participating securities (a)	(416)	(513)	(1,455)	(1,512)
Net income available to j2 Global, Inc. common shareholders	$27,390	$31,137	$85,313	$89,865
Denominator:
Weighted-average outstanding shares of common stock	45,729,171	45,002,565	45,441,265	45,590,160
Dilutive effect of:
Dilutive effect of equity incentive plans	562,460	337,546	625,339	307,229
Common stock and common stock equivalents	46,291,631	45,340,111	46,066,604	45,897,389
Net income per share:
Basic	$0.60	$0.69	$1.88	$1.97
Diluted	$0.59	$0.69	$1.85	$1.96

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and nine months ended September 30, 2013 and 2012, there were zero and 420,319 options outstanding, respectively, and zero and 536,559 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues by segment:
Business Cloud Services	$94,391	$93,246	$293,898	$269,363
Digital Media	33,522	—	89,207	—
Elimination of inter-segment revenues	(125)	—	(339)	—
Total revenues	127,788	93,246	382,766	269,363

Direct costs by segment(1):
Business Cloud Services	48,504	44,379	143,075	129,063
Digital Media	32,652	—	92,845	—
Direct costs by segment(1):	81,156	44,379	235,920	129,063

Business Cloud Services operating income	45,886	48,866	150,823	140,300
Digital Media operating income (loss)	871	—	(3,638)	—
Segment operating income	46,757	48,866	147,185	140,300

Global operating costs(2)	7,449	6,589	22,283	20,386
Income from operations	$39,308	$42,277	$124,902	$119,914

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

	September 30, 2013	December 31, 2012
Assets:
Business Cloud Services	$896,847	$788,828
Digital Media	306,750	204,244
Total assets from reportable segments	1,203,597	993,072
Corporate	1,993	2,098
Elimination of inter-segment note receivable	(67,500)	—
Total assets	$1,138,090	$995,170

	Nine Months Ended September 30,
	2013	2012
Capital expenditures:
Business Cloud Services	$5,573	$3,512
Digital Media	5,067	—
Total from reportable segments	10,640	3,512
Corporate	475	234
Total capital expenditures	$11,115	$3,746

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation and amortization:
Business Cloud Services	$6,248	$5,245	$17,609	$15,179
Digital Media	3,767	—	10,335	—
Total from reportable segments	10,015	5,245	27,944	15,179
Corporate	168	133	480	376
Total depreciation and amortization	$10,183	$5,378	$28,424	$15,555

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$90,447	$58,194	$270,444	$167,211
Canada	17,992	20,028	55,137	60,616
Ireland	10,417	10,124	30,822	30,908
All other countries	8,932	4,900	26,363	10,628
	$127,788	$93,246	$382,766	$269,363

	September 30, 2013	December 31, 2012
Long-lived assets:
United States	$146,039	$105,549
All other countries	48,104	46,554
Total	$194,143	$152,103

14.	Unrestricted Subsidiaries

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

The financial position of Ziff Davis, Inc. and its subsidiaries as of September 30, 2013 is as follows (in thousands):

September 30, 2013
ASSETS
Cash and cash equivalents	$14,910
Accounts receivable	45,773
Prepaid expenses and other current assets	4,599
Deferred income taxes	3,197
Total current assets	68,479
Property and equipment, net	12,777
Trade names, net	50,620
Customer relationships, net	39,658
Goodwill	131,877
Other purchased intangibles, net	1,828
Deferred income taxes	—
Other assets	1,511
Total assets	$306,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$30,268
Income taxes payable	1,578
Deferred revenue, current	2,294
Total current liabilities	34,140
Note payable	67,500
Interest payable	6,351
Deferred income taxes	30,550
Other long-term liabilities	16
Mandatorily redeemable financial instrument	199,611
Total liabilities	338,168
Commitments and contingencies	—
Common stock	—
Additional paid-in capital	(25,064)
Retained earnings	(6,325)
Accumulated other comprehensive income (loss)	(29)
Total stockholders’ equity	(31,418)
Total liabilities and stockholders’ equity	$306,750

The results of operations of Ziff Davis, Inc. and its subsidiaries for the three and nine months ended September 30, 2013 is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Revenues	$33,522	$89,207

Cost of revenues	4,398	12,682
Gross profit	29,124	76,525
Operating expenses:
Sales and marketing	18,085	49,049
Research, development and engineering	943	4,401
General and administrative	9,225	26,713
Total operating expenses	28,253	80,163
Income (loss) from operations	871	(3,638)
Interest and other income (expense), net	(2,911)	(6,435)
Loss before income taxes	(2,040)	(10,073)
Income tax expense (benefit)	1,624	(1,836)
Net loss	$(3,664)	$(8,237)

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$6,812	$(4,015)	$2,797
Other comprehensive income before reclassifications	4,247	1,590	5,837
Amounts reclassified from accumulated other comprehensive income	12	—	12
Net current period other comprehensive income	4,259	1,590	5,849
Ending balance	$11,071	$(2,425)	$8,646

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$1,811	$(1,899)	$(88)
Other comprehensive income before reclassifications	9,251	(614)	8,637
Amounts reclassified from accumulated other comprehensive income	9	88	97
Net current period other comprehensive income	9,260	(526)	8,734
Ending balance	$11,071	$(2,425)	$8,646

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cumulative translation adjustment	$—	$116	Interest and other income (expense), net
	—	116	Total, before income taxes
	—	(28)	Income tax expense (benefit)
	—	88	Total, net of tax

Unrealized gain (loss) on available-for-sale investments	18	14	Interest and other income (expense), net
	18	14	Total, before income taxes
	(6)	(5)	Income tax expense (benefit)
	12	9	Total, net of tax
Total reclassifications for the period	$12	$97	Total, net of tax

16.	Subsequent Events

On November 5, 2013, the Company's Board of Directors approved a quarterly cash dividend of $0.255 per share of common stock payable on December 4, 2013 to all stockholders of record as of the close of business on November 18, 2013.

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform to connect advertisers with visitors to those properties in addition to websites operated by third parties that are part of the Division's advertising network.

We generate revenues primarily from subscription and usage fees for our business cloud services, advertising fees for our digital media businesses and license fees for the use of our IP.
In addition to growing our businesses organically, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel. Since December 31, 2000, and including acquisitions closed thus far in 2013, we have completed 45 acquisitions.
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
j2 Global was founded in 1995 and is a Delaware corporation. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference. IP licensing activities are included within the Business Cloud Services segment.
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
Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for percentages):

	September 30,
	2013	2012
Paying telephone numbers	2,218	2,077

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Subscriber revenues:
Fixed	$74,540	$72,284	$220,370	$214,699
Variable	18,753	17,182	56,177	47,663
Total subscriber revenues	$93,293	$89,466	$276,547	$262,362
Percentage of total subscriber revenues:
Fixed	79.9%	80.8%	79.7%	81.8%
Variable	20.1%	19.2%	20.3%	18.2%
Subscriber revenues:
DID-based	$85,710	$82,937	$254,394	$242,961
Non-DID-based	7,583	6,529	22,153	19,401
Total subscriber revenues	$93,293	$89,466	$276,547	$262,362

Average revenue per paying telephone number (ARPU)(1)	$12.87	$13.27	$13.04	$13.11
Cancel Rate(2)	2.3%	2.3%

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

Digital Media Segment Performance Metrics

Our Digital Media segment was established with our fourth quarter 2012 acquisition of Ziff Davis. As a result, the following performance metrics for our Digital Media segment for the three and nine months ended September 30, 2013 are presented with no prior comparable period (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Visits	601	1,536
Page views	2,002	5,148
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2012 Annual Report on Form 10-K filed with the SEC on March 1, 2013. During the three months ended September 30, 2013, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2013
Business Cloud Services Segment
Assuming a stable or improving economic environment, we expect the revenue and expense trends as included in the results of operations below in our Business Cloud Services segment to continue for the foreseeable future excluding the impact of acquisitions. The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.
We expect acquisitions to remain an important component of our strategy and use of capital; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period-to-period.
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
j2 Global Consolidated
We anticipate the stable revenue trend in our Business Cloud Services segment combined with the improving revenue trend in our Digital Media segment will result in an overall improved revenue trend for j2 Global on a consolidated basis, excluding the impact of any future acquisitions and revenues associated with licensing our IP which can and do vary dramatically from period-to-period.
We expect operating profit as a percentage of revenues to generally decline in the future as we expect our less profitable Digital Media segment and the expected increasing pressure on margins as described above to grow at a faster rate than our more profitable Businesses Cloud Services segment, excluding the impact of any future acquisitions and partially offset by improved Digital Media segment margins due to economies of scale.

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Revenues	$127,788	$93,246	37%	$382,766	$269,363	42%

Our revenues consist of revenues from our Business Cloud Services segment and from our Digital Media segment. Business Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Business Cloud Services revenues from IP licensing. Digital Media revenues primarily consist of advertising revenues, fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues have increased over the comparable three and nine month periods of 2012 primarily due to the following factors:

•Our acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment;

•
As it relates to the nine month period of 2012, increase in our Business Cloud Services IP licensing revenues as a result of the $27 million patent license agreement secured with Open Text during the second quarter of 2013, resulting in approximately $12.6 million of revenues during that quarter as associated with past damages; and

•	Growth in our Business Cloud Services subscriber base due to business acquisitions and new customer sign ups, net of cancellations.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Cost of revenue	$21,801	$16,303	34%	$64,715	$48,354	34%
As a percent of revenue	17%	17%	—%	17%	18%	(1)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2013 was primarily due to an increase in costs associated with the acquisitions of Ziff Davis, IGN and NetShelter within the Digital Media segment and other acquisitions within the Business Cloud Services segment.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Sales and Marketing	$34,787	$15,190	129%	$99,638	$43,910	127%
As a percent of revenue	27%	16%	11%	26%	16%	10%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2013 and 2012 was $13.9 million and $12.2 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $42.5 million and $35.2 million, respectively.  The increase in sales and marketing expenses for the three and nine months ended September 30, 2013 versus the prior comparable period was primarily due to additional personnel and severance costs associated with the acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment and other acquisitions within the Business Cloud segment as well as increased advertising.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
Research, Development and Engineering	$6,000	$4,692	28%	$19,134	$13,798	39%
As a percent of revenue	5%	5%	—%	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2013 versus the prior comparable period was primarily due to additional personnel and severance costs associated with the acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment during the fourth quarter of 2012 or subsequent periods.

General and Administrative.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012		2013	2012
General and Administrative	$25,892	$14,784	75%	$74,377	$43,387	71%
As a percent of revenue	20%	16%	4%	19%	16%	3%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2013 versus the prior comparable periods was primarily due to additional personnel costs, severance costs and amortization of intangible assets associated with the acquisitions of Ziff Davis, IGN and NetShelter in the Digital Media segment and other acquisitions within the Business Cloud segment during the fourth quarter of 2012 and subsequent periods.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$162	$199	$581	$633
Operating expenses:
Sales and marketing	465	390	1,315	1,117
Research, development and engineering	103	111	311	344
General and administrative	1,695	1,703	4,901	4,757
Total	$2,425	$2,403	$7,108	$6,851

Non-Operating Income and Expenses

Interest and Other Income (Expense), Net. Our interest and other income (expense), net is generated primarily from interest charged on outstanding debt; gain or loss on foreign exchange; and interest earned on cash, cash equivalents and short-term and long-term investments. Interest and other income (expense), net was $(4.6) million and $(2.7) million for the three months ended September 30, 2013 and 2012, respectively, and $(14.1) million and $(2.7) million for the nine months ended September 30, 2013 and 2012, respectively. The change in interest and other income (expense), net for the three and nine months ended September 30, 2013 was primarily due to interest accrued on the outstanding debt issued in July 2012.

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

Provision for income taxes amounted to $7.1 million and $7.9 million for the three months ended September 30, 2013 and 2012, respectively. Income tax expense for the nine months ended September 30, 2013 and 2012 was $24.4 million and $25.9 million, respectively. Our effective tax rate was 20.5% and 19.9% for the three months ended September 30, 2013 and 2012, respectively, and 22.0% and 22.1% for the nine months ended September 30, 2013 and 2012, respectively. The increase in our effective income tax rate for the three months ended September 30, 2013 was primarily attributable to the following:

1.	a decrease in the state tax deduction, net of federal tax; and

2.	a decrease in foreign tax credits; and

3.	a decrease in the U.S. federal domestic production activities deduction; partially offset by:

4.	a decrease in Subpart F income; and

5.	a decrease in the valuation allowance for U.S. federal foreign tax credit.

The decrease in our effective income tax rate for the nine months ended September 30, 2013 was primarily attributable to the following:

1.	a decrease in the valuation allowance for the U.S. federal foreign tax credit; and

2.	a decrease in Subpart F income; partially offset by:

3.	a decrease in the U.S. federal domestic production activities deduction; and

4.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

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

Business Cloud Services
Prior to the acquisition of Ziff Davis on November 9, 2012, we operated as one segment which is now the Business Cloud Services segment. The following segment results are presented for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,			Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
External net sales	$94,391	$93,246	$1,145	1.2%	$293,898	$269,363	$24,535	9.1%
Inter-segment net sales	—	—	—	—%	—	—	—	—%
Segment net sales	94,391	93,246	1,145	1.2%	293,898	269,363	24,535	9.1%
Cost of revenues	17,403	16,303	1,100	6.7%	52,033	48,354	3,679	7.6%
Gross profit	76,988	76,943	45	0.1%	241,865	221,009	20,856	9.4%
Operating expenses	31,102	28,077	3,025	10.8%	91,042	80,709	10,333	12.8%
Segment operating income	$45,886	$48,866	$(2,980)	(6.1)%	$150,823	$140,300	$10,523	7.5%
Segment net sales of $94.4 million for the three months ended September 30, 2013 increased $1.1 million, or 1.2%, from the prior comparable period primarily due to an increase in our subscriber base at stable average revenue per user (ARPU) levels. Segment net sales of $293.9 million for the nine months ended September 30, 2013 increased $24.5 million, or 9.1%, from the prior comparable period primarily due to an increase in IP licensing revenues due to the $27 million patent license we secured with Open Text during the second quarter of 2013, which resulted in approximately $12.6 million of revenue during that quarter as associated with past damages and an increase in our subscriber base at stable ARPU levels.
Segment gross profit of $77.0 million for the three months ended September 30, 2013 remained consistent with the prior comparable period. Segment gross profit of $241.9 million for the nine months ended September 30, 2013 increased $20.9 million from the prior comparable period primarily due to the Open Text patent license and an increase in net sales.
Segment operating expenses of $31.1 million for the three months ended September 30, 2013 increased $3.0 million from 2012 primarily due to (a) an increase in sales and marketing costs due to additional advertising; (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to the prior comparable period; (c) an increase in professional fees; and (d) additional depreciation due to certain capital expenditures during the current year; partially offset by (e) a decrease in bad debt expense. Segment operating expenses of $91.0 million for the nine months ended September 30, 2013 increased $10.3 million from 2012 primarily due to (a) an increase in sales and marketing costs due to additional advertising; (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to the prior comparable period; (c) increased compensation-related costs; (d) an increase in professional fees; and (e) additional depreciation due to certain capital expenditures during the current year; partially offset by (f) a decrease in bad debt expense.
As a result of these factors, segment operating income of $45.9 million for the three months ended September 30, 2013 decreased $(3.0) million, or (6.1)%, from the prior comparable period and segment operating income of $150.8 million for the nine months ended September 30, 2013 increased $10.5 million, or 7.5%, from the prior comparable period.

Digital Media
 Our Digital Media segment was established with our fourth quarter of 2012 acquisition of Ziff Davis. As a result, the following segment results are presented for the three and nine months ended September 30, 2013 with no prior comparable period (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
External net sales	$33,397	$88,868
Intersegment net sales	125	339
Segment net sales	33,522	89,207
Cost of revenues	4,398	12,682
Gross profit	29,124	76,525
Operating expenses	28,253	80,163
Segment operating income (loss)	$871	$(3,638)

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2013, we had cash and investments of $374.1 million compared to $343.6 million at December 31, 2012. The increase resulted primarily from cash provided by operations, partially offset by business acquisitions and dividends paid. At September 30, 2013, cash and investments consisted of cash and cash equivalents of $199.2 million, short-term investments of $108.0 million and long-term investments of $66.9 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances that we may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $8.2 million at September 30, 2013. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2013, cash and investments held within foreign and domestic jurisdictions were $162.5 million and $211.6 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On November 5, 2013, our Board of Directors declared a quarterly cash dividend of $0.2550 per share of common stock payable on December 4, 2013 to all stockholders of record as of the close of business on November 18, 2013. On August 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.2475 per share of common stock payable on September 3, 2013 to all stockholders of record as of the close of business on August 19, 2013. On May 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.24 per share of common stock payable on June 4, 2013 to all stockholders of record as of the close of business on May 20, 2013. On February 12, 2013, our Board of Directors declared a quarterly cash dividend of $0.2325 per share of common stock which was paid on March 4, 2013 to all stockholders of record as of the close of business on February 25, 2013. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. and within the Indenture relating to the debt issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $134.9 million and $123.5 million for the nine months ended September 30, 2013 and 2012, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and semi-annual interest payments associated with our senior notes. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $14.1 million and $9.0 million at September 30, 2013 and December 31, 2012, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash used in investing activities was approximately $(132.0) million and $(135.4) million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, purchase of certificates of deposit, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. For the nine months ended September 30, 2012, net cash used in investing activities was primarily attributable to the purchase of available-for-sale investments, purchase of certificates of deposit, business acquisitions, purchases of property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.

Net cash (used in) provided by financing activities was approximately $(21.2) million and $159.4 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, net cash used in financing activities was primarily attributable to dividends paid and repurchases of stock partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. For the nine months ended September 30, 2012, net cash provided by financing activities was primarily attributable to the proceeds from the sale of long-term debt and from the exercise of options and excess tax benefit from share-based compensation partially offset by the repurchase of stock and dividends paid.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2013:

	Payments Due in (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	—	20,000	20,000	20,000	20,000	59,722	139,722
Operating leases (c)	1,791	6,606	6,200	5,698	3,843	5,894	30,032
Mandatorily redeemable financial instrument - dividends (d)	340	1,360	1,360	1,360	1,360	—	5,780
Mandatorily redeemable financial instrument - redemption (e)	—	—	—	—	8,556	—	8,556
Telecom services and co-location facilities (f)	555	1,626	799	563	177	13	3,733
Holdback payment (g)	514	2,984	704	—	—	—	4,202
Other (h)	358	164	120	120	—	—	762
Total	$3,558	$32,740	$29,183	$27,741	$33,936	$315,629	$442,787

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent the non-controlling interest portion of dividends accrued on the mandatorily redeemable financial instrument.

(e)	These amounts represent the non-controlling interest portion of the redemption amount with respect to the mandatorily redeemable financial instrument.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of September 30, 2013, our liability for uncertain tax positions was $41.5 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2013, we had investments in debt securities with effective maturities greater than one year of approximately $66.9 million. Such investments had a weighted average yield of approximately 1%. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $199.2 million and $218.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of September 30, 2013, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

We are parties to the Credit Agreement, as amended, with Union Bank, N.A.. If we were to borrow under the Credit Agreement we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and nine months ended September 30, 2013 and 2012, where net foreign currency gain/(loss) amounted to approximately ($0.1) million and $0.5 million, respectively, and ($0.1) million and ($0.1) million, respectively. For the three and nine months ended September 30, 2013, cumulative translation adjustments included in other comprehensive income amounted to approximately $1.6 million and $(0.5) million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 12, 2013, the Board extended the 2012 Program through February 20, 2014. During the nine month period ended September 30, 2013, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2013 - July 31, 2013	—	$—	—	2,873,920
August 1, 2013 - August 31, 2013	43,435	$51.74	—	2,873,920
September 1, 2013 - September 30, 2013	—	$—	—	2,873,920
Total	43,435		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 12, 2013	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2013	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.