Form 10-K
period 2013-12-31
J2 GLOBAL, INC.
filed 2014-03-03
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $1,094,593,306. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2014, the registrant had 47,306,782 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 6, 2014 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 97 pages with the Index to Exhibits located on page 93.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a global provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform connecting advertisers with visitors to those properties and to visitors of third party websites that are part of the Division's advertising network.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising and IP licensing fees.

In addition to growing our business organically, we use acquisitions to grow our customer bases, expand and diversify our service offerings, enhance our technology and acquire skilled personnel. On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expanded our operations into the digital media market and resulted in the creation of our Digital Media Division. Through a combination of organic growth and 2013 acquisitions, including most notably the February 1, 2013 acquisition of IGN Entertainment, Inc., we have grown this Division into the leading U.S. digital media company in terms of page views in the technology, gaming and men's lifestyle verticals. For additional information on our acquisitions, see Note 3 - Business Acquisitions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability in revenues. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin and stable and predictable from quarter-to-quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period-to-period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
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
Business Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, data backup, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the Internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. KeepItSafe® enables our customers to securely back up their data and dispose of tape or other physical systems. Our FuseMail® service provides our customers email, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. CampaignerCRM® provides customer relationship management solutions designed to increase our customers' sales and increase efficiency. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Business Cloud Services revenues from "fixed" subscription revenues for basic customer subscriptions and “variable” usage revenues generated from actual usage by our subscribers. We also generate Business Cloud Services revenues from patent licensing and sales and advertising. We categorize our Business Cloud Services and solutions into two basic groups: direct inward-dial number (“DID”) -based, which are services provided in whole or in part through a telephone number, and non-DID-based, which are our other cloud services for business. As of December 31, 2013, we had DIDs issued to approximately 2.2 million paying subscribers, with additional DIDs in inventory.
We market our Business Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses and, enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
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
LiveDrive®, which we acquired on February 10, 2014, provides online backup with added file sync features for professionals and individuals.

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

IP Licensing

We hold a number of issued U.S. and foreign patents and other intellectual property rights. We seek to license some of these intellectual property rights to third parties in exchange for fees. We include the results of these activities within the Business Cloud Services segment, exclusive of brand licensing by the Digital Media segment.

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

Digital Media
Our Digital Media business segment consists of the web properties and business operations of Ziff Davis. The Ziff Davis portfolio of web properties - including PCMag.com, ExtremeTech.com, Geek.com, ComputerShopper.com, LogicBuy.com, Toolbox.com and TechBargains.com - features trusted reviews of technology products, technology-oriented news and commentary, professional networking tools for IT professionals and online deals and discounts for consumers. With Ziff Davis' February 2013 acquisition of IGN Entertainment, Inc., its portfolio of web properties expanded to include leading sites in the gaming and men's lifestyle vertical, including IGN.com and AskMen.com. We generate Digital Media revenues from the sale of display advertising targeted to in-market technology buyers and from the sale of customer leads to online merchants and business-to-business leads to IT vendors. We also generate revenue through the license of logos and copyrighted material to clients.
During 2013, our Digital Media web properties attracted 2.2 billion visits and 7.3 billion page views.
We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, gaming and men's lifestyle verticals, with the goal of monetizing their audiences and content though application of our proprietary technologies and insight.
Web Properties
Our Digital Media properties and services include the following:
Technology
PCMag is a trusted online resource for laboratory-based product reviews, technology news and buying guides. We operate the largest and oldest independent testing facility for consumer technology products. Founded in 1984, our lab produces more than 2,200 unbiased technology product and service reviews annually. PCMag's “Editor's Choice” award is recognized globally as the trust-mark for buyers and sellers of technology products and services.
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
LogicBuy.com and TechBargains.com are destinations for the best deals and discounts on the web. These properties curate up-to-the-minute deals and coupons on electronics, hardware, software and more.
Gaming
IGN.com is a leading online media & services company focused on gaming and entertainment. Our premium gaming and entertainment content attracts one of the largest online concentrations of men within the 18-34 year old age category.
Men's Lifestyle
AskMen.com is a leading online source of information and advice focused on men’s lifestyles. AskMen.com features the latest in fashion, grooming, health, sports, fine living and finance.
Display and Video Advertising
We sell display and video advertising on our owned-and-operated web properties as well as targeted advertising across the Internet through various networks. Display advertising can be targeted by subject matter, keyword, demographics, purchase intent, geography and other factors, subject to applicable laws.

Affiliate Marketing
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
Competition
Competition in the digital media space is fierce and continues to intensify. Our digital media business competes with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL's Ad.com and Microsoft Media Network, as well as traditional media companies, for a share of advertisers' marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.
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
We have multiple pending U.S. and foreign patent applications, all covering components of our technology and in some cases technologies beyond those that we currently offer. Four of our core U.S. patents have been reaffirmed through reexamination proceedings with the United States Patent and Trademark Office (the “USPTO”). We seek patents for inventions that contribute to our business and technology strategy. We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous. Unless and until patents are issued on the pending applications, no patent rights on those applications can be enforced.
Over the past five years, we have generated royalties from licensing certain of our patents and have enforced these patents against companies using our patented technology without our permission. We have pending patent infringement lawsuits against several companies. In each case, we are seeking at least a reasonable royalty for the infringement of the patent(s) in suit, a permanent injunction against continued infringement and attorneys' fees, interest and costs.
We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, KeepItSafe, Fusemail, Onebox, PCMag, IGN and AskMen, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “fusemail.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “logicbuy.com”, “techbargains.com”, “geek.com”, “toolbox.com”, “ign.com” and “askmen.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.

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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $25.5 million, $18.6 million and $16.4 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2013, we had approximately 1,130 employees, the majority of whom are in the U.S.
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

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007 and by other state taxing authorities for various periods. The FTB has also issued Information Document Requests regarding the 2004 and 2008 tax years, although no formal notice of audit for these years has been provided. The Company is also under audit by the IRS for 2009 and 2010 income taxes and by the Canada Revenue Agency ("CRA") for 2008 through 2010 income taxes and 2009 through 2011 for Goods and Services Tax. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

In addition, the application of other indirect taxes (such as sales and use tax, value added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2014. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. We are currently under audit for indirect taxes in several states and municipalities. We currently have no financial reserves established with respect to indirect taxes, as we have determined that the liability is not probable and estimable. As a result, if a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

We rely heavily on the revenue generated by our fax services.

Currently, a substantial portion of the overall traffic on our Business Cloud Services segment's network is fax related. That segment's success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email and unified messaging solutions. If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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
Our future success depends in part on the ability of our Digital Media segment to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to monetize the activity on these alternative devices including mobile handsets which may supplant current traffic that we monetize. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate our properties from other businesses. If we are unable to develop compelling content of our own, we may be required to engage freelance services or obtain licensed content which may not be at reasonable prices which could harm our operating results.

Weakness in the economy has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage and advertising levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers have been and may continue to be adversely affected by the recent weakness in the general economy and the continuing slow pace of recovery. To the extent these customers' businesses have been adversely affected by the economic downturn and their usage of our services and/or our customer retention rates to decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising revenues in our digital media business, which may adversely impact our revenues and profitability.

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

In addition, several competitors offer products and services that directly compete for users with our digital media offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market.Some of the competitors for our Business Cloud Services segment in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
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

Our success depends, in part, on our ability to protect our trademarks. We rely on some brands that use the letter “e” before a word, such as “eFax” and “eVoice”. Some regulators and competitors have taken the view that the “e” is descriptive. Others have claimed that these brands are generic when applied to the products and services our Business Cloud Services segment offers. However, we have obtained U.S. and foreign trademarks for eFax and eVoice. If we lose our existing trademark protections or we are unable to to obtain and/or protect trademark rights to our other brands, the value of these brands may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

We currently hold various domain names relating to our brands, both in the U.S. and internationally. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the U.S. may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in the U.S. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights in the U.S. is unclear. Similarly, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, failure to protect our domain names domestically or internationally could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

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

A substantial portion of our cash and investments is invested outside of the U.S. We may be subject to incremental taxes upon repatriation of such funds to the U.S.

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

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband Internet connections. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to offer new services that use more bandwidth. In late 2010, the Federal Communications Commission (FCC) adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. Recently, the U.S. Court of Appeals for the District of Columbia struck down the FCC’s net neutrality rules and it is currently uncertain how the FCC will respond to this decision. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. As we continue to expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

The industries in which we operate are subject to rapid and significant technological change. We cannot predict the effect of technological changes on our business. We expect that new services and technologies will emerge in the markets in which we compete. Carriers upon which our services depend are migrating their respective networks from Time-division multiplexing (TDM) to Session Initiation Protocol (SIP), which may impact their ability to deliver faxes. These new services and technologies may be superior to the services and technologies that we use or these new services may render our services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technologies on acceptable terms or at all, and may therefore be unable to offer services in a competitive manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

As of February 25, 2014, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, we are leasing approximately 40,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space under a lease that expires on May 31, 2019. Additionally, we have smaller leased office facilities in Arizona, California, Illinois, Massachusetts, Australia, Canada, Hong Kong, Ireland, Japan, New Zealand, The Netherlands and the United Kingdom.

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

On August 5, 2011, j2 Global and one of its affiliates filed suit in the United States District Court for the Central District of California (the “Central District of California”) against Nextiva, alleging infringement of U.S. Patents Nos. 6,208,638 (the “‘638 Patent”), 6,350,066 (the “‘066 Patent”) and 7,020,132 (the “’132 Patent”). On July 23, 2013, j2 Global filed an amended complaint, adding a claim for infringement of U.S. Patent No. 6,020,980 (the “‘980 Patent”). On November 15, 2013, Nextiva filed its second amended answer and counterclaims for non-infringement and invalidity of the ‘638, ‘066, ‘132 and ‘980 Patents; unenforceability of the ‘980 Patent; unfair competition in violation of California’s Business & Professions Code § 17200, et. seq.; and prohibited restraints on competition and unfair practices in violation of California’s Business & Professions Code §§ 16720, et. seq. and 17000, et. seq. On December 6, 2013, j2 Global and its affiliate moved to dismiss Nextiva’s counterclaims for prohibited restraints on competition and unfair practices. On February 7, 2014, this action was dismissed pursuant to a settlement agreement.
On September 23, 2011, j2 Global and one of its affiliates filed suit against Vitelity in the Central District of California, alleging infringement of the ‘638 and ‘066 Patents. On June 15, 2012, Vitelity filed counterclaims for invalidity and non-infringement of the ‘638 and ‘066 Patents. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing. The fact discovery cutoff is currently set for February 28, 2014 and trial is set for October 14, 2014.

On February 21, 2012, EC Data filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the ‘638 and ‘066 Patents. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On October 25, 2013, EC Data filed an amended complaint asserting claims for declaratory judgments of non-infringement and invalidity of the ‘638, ‘132, and ‘066 Patents, and U.S. Patent No. 6,597,688 (the “‘688 Patent”). On August 29, 2012, the Court granted j2 Global’s motion to transfer the case to the Central District of California. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing. The fact discovery cutoff is currently set for February 28, 2014 and trial is set for November 18, 2014. On May 31, 2012, EC Data submitted a request to the United States Patent and Trademark Office (“USPTO”) to submit the ‘132 Patent into inter-partes reexamination proceedings. On April 25, 2013, the USPTO issued an Action Closing

Prosecution and on July 26, 2013 a second Action Closing Prosecution. On November 27, 2013, j2 filed a Notice of Appeal. On January 27, 2014, j2 filed its brief in support of its appeal with the Patent Trial and Appeal Board.

On June 28, 2013, j2 Global filed suit against EC Data in the Central District of California, alleging infringement of the ‘980 Patent. On October 4, 2013, EC Data filed its amended answer and counterclaims for non-infringement and invalidity of the ‘980 Patent.

On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation proceeding entitled In re: Unified Messaging Solutions LLC and Advanced Messaging Technologies, Inc. Patent Litigation (N.D. Ill. Master Docket No. 12 C 6286). In that litigation, a company with certain rights to assert patents owned by the j2 Global affiliate has asserted those patents against a number of defendants, and those defendants have filed counterclaims for, inter alia, non-infringement, unenforceability, and invalidity of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313 and 7,934,148.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the United States District Court for the Northern District of Illinois against Unified Messaging Solutions, LLC, Acacia Patent Acquisition LLC (“Acacia”), Charles R. Bobo, II (“Bobo”), j2 Global, and one of j2 Global’s affiliates for correction of inventorship of the ‘066 Patent and U.S. Patents Nos. 5,675,507; 5,870,549; 6,564,321; 6,857,074; 7,895,306; 7,836,141; 7,895,313 and 7,934,148. Huster seeks a declaration that she was the inventor of the patents at issue, an order directing the USPTO to substitute or add Huster as inventor of the patents at issue, an order that the defendants pay to Huster at least half of all earnings from licensing and sales of rights in the patents at issue, and costs and attorneys’ fees. On October 28, 2013, j2 Global, the j2 Global affiliate, and the other defendants in the case filed a motion to dismiss Huster’s action on the basis of improper venue and on the basis that Huster’s action is barred by laches. The defendants also filed a motion to strike certain portions of Huster’s prayer for relief. On the same day, j2 Global filed a motion to dismiss on the basis that it is not a proper party to Huster’s action; Bobo filed a motion to dismiss for lack of personal jurisdiction; and Acacia filed a motion to dismiss on the basis of lack of subject matter jurisdiction. Those motions remain pending.
On September 15, 2006, one of j2 Global’s affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On February 18, 2009, the Court granted the j2 Global affiliate’s motion to stay the case pending the conclusion of the j2 Global affiliate’s appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by the j2 Global affiliate, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, the j2 Global affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss, dismissing the j2 Global affiliate’s infringement claims and IGC’s related declaratory judgment counterclaims. On June 28, 2013, the Court bifurcated discovery, with the first stage of discovery limited to the issue of whether the j2 Global affiliate’s infringement claims were objectively baseless. The period for discovery into that issue ended on February 3, 2014. Also on February 3, 2014, IGC moved for leave to file amended counterclaims to assert a breach of contract claim. That motion remains pending.
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the United States District Court for the Northern District of California (“Northern District of California”), alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the ‘638, ‘066, ‘688, and ‘132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the ‘638, ‘066, ‘688, and ‘132 Patents, implied license and exhaustion, punitive damages, attorneys’ fees and costs. On June 28, 2013, the Court granted in part and denied in part j2 Global’s motion to dismiss certain of IGC’s counterclaims, dismissing the claims for declaratory judgment of exhaustion and punitive damages. Discovery is underway, and the Court has set a trial date of April 21, 2014 on the issue of interpretation of the contract that IGC alleges j2 Global breached. On January 31, 2014, j2 moved for summary judgment on IGC’s breach of contract claim. That motion remains pending.
On June 27, 2013, j2 Global filed suit against IGC in the Northern District of California, alleging infringement of the ‘980 Patent. On August 29, 2013, IGC filed counterclaims for declarations of invalidity, unenforceability, and non-infringement of the ‘980 Patent; an implied license to the ‘980 Patent; and breach and specific enforcement of an alleged covenant not to sue IGC. On September 26, 2013, j2 moved to dismiss IGC’s counterclaims for unenforceability and an implied license of the ‘980 Patent and for breach and specific performance of the contract not to sue. That motion remains pending. On October 18, 2013, the Court consolidated IGC’s breach of contract counterclaim with the other case pending in the Northern District of California and stayed j2 Global's patent infringement claims pending resolution of the breach of contract claims.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“j2 Canada”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus’s e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest, and costs. j2 Canada filed a responsive pleading on March 23, 2011. On July 16, 2012, j2 Canada filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file a second amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis’s motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Canada its costs associated with its amended statement of defence and reserved a further award of costs for the trial court. On November 6, 2012, Pantelakis filed his second amended statement of claim. j2 Canada filed its amended statement of defence on April 8, 2013. A pre-trial was held on October 23, 2013, at which time the Court allowed additional discovery and set a new time table. Following the pre-trial, Pantelakis expressed a desire to bring a motion seeking to remove Ontario counsel for j2 Canada due to an alleged conflict of interest. The Court has ordered a timeline for the motion which will be argued on June 24, 2014. The proceedings are suspended pending determination of this motion.
On January 18, 2013, Paldo Sign and Display Company (“Paldo”), filed an amended complaint adding j2 Global, j2 Canada, and a former j2 Canada employee, Tyler Eyamie (“Eyamie”), as additional defendants in an existing purported class action pending in the United States District Court for the Northern District of Illinois. The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from a customer’s alleged use of the j2 Canada system to send unsolicited facsimile transmissions. On August 23, 2013, Paldo filed a second amended complaint to add a second plaintiff, Sabon, Inc. (“Sabon”). j2 Global and j2 Canada filed a motion to dismiss the ICFA and conversion claims, which was granted. Paldo and Sabon seek statutory damages, costs, attorneys’ fees and injunctive relief for the remaining TCPA claims. Eyamie has filed a motion to dismiss for lack of personal jurisdiction, which motion is pending. Discovery will not commence until the Eyamie motion is resolved.
On February 19, 2013, Asher & Simons, P.A. (“Simons”) and Dr. Stuart T. Zaller, LLC (“Zaller”) filed suit against j2 Global and j2 Canada in the Circuit Court for Baltimore County, Maryland, alleging violations of the TCPA. On April 10, 2014, Simons and Zaller filed an amended complaint, adding a cause of action for violation of the Maryland Consumer Protection Act. Simons and Zaller seek statutory damages, costs, attorney’s fees and injunctive relief. j2 Canada removed the case to the United States District Court for the District of Maryland and j2 Global was dismissed from the lawsuit for lack of personal jurisdiction. In February 2014 this action was dismissed pursuant to a settlement agreement.
On December 16, 2013, Anthony Jenkins (“Jenkins”) filed a purported class action against j2 Global, carrying on business as eFax, in the Central District of California. The complaint includes causes of action for breach of contract, state statutory violations, unjust enrichment and conversion. As the potential class representative, Jenkins is seeking damages, statutory damages, restitution, attorneys’ fees, interest, costs and injunctive relief on behalf of himself and a purported nationwide class of persons allegedly similarly situated. j2 Global has yet to file a responsive pleading to the complaint.
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

	High	Low
Year ended December 31, 2013
First Quarter	39.21	31.14
Second Quarter	42.83	37.41
Third Quarter	52.48	42.20
Fourth Quarter	55.74	43.92
Year ended December 31, 2012
First Quarter	30.62	26.95
Second Quarter	28.35	23.62
Third Quarter	32.82	25.73
Fourth Quarter	33.09	28.67

Holders

We had 308 registered stockholders as of February 25, 2014. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

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

On February 11, 2014, our Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock payable on March 10, 2014 to all stockholders of record as of the close of business on February 24, 2014 (See Note 22 - Subsequent Events). Future dividends are subject to Board approval and certain restrictions within our Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (“Lender”), and the Indenture governing our Senior Notes. See Note 10 - Commitments and Contingencies - for further details regarding the Credit Agreement and Note 8 - Long-Term Debt - for further details regarding the Indenture.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2013 and 2012.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, our Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") (See Note 22 - Subsequent Events - for discussion regarding the extension of the 2012 Program to February 20, 2015). At December 31, 2013, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2013 - October 31, 2013	409	$55.11	—	2,873,920
November 1, 2013 - November 30, 2013	919	$55.06	—	2,873,920
December 1, 2013 - December 31, 2013	—	$—	—	2,873,920
Total	1,328		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding shares outstanding and available for issuance under j2 Global's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,175,657	$21.21	2,527,542
Equity compensation plans not approved by security holders	—	—	—
Total	1,175,657	$21.21	2,527,542

The number of securities remaining available for future issuance includes 887,343 and 1,640,199 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 13 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

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

j2 Global's peer group index consists of Athenahealth, Inc., Concur Technologies, Inc., Constant Contact, Inc., DealerTrack Holdings, Inc., LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., Salesforce.com, Inc., Ultimate Software Group, Inc. and Vocus, Inc.

Measurement points are December 31, 2008 and the last trading day in each of j2 Global's fiscal quarters through the end of fiscal 2013. The graph assumes that $100 was invested on December 31, 2008 in j2 Global's common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-08	100.00	100.00	100.00
Mar-09	109.26	104.82	91.14
Jun-09	112.59	130.05	118.02
Sep-09	114.82	151.95	152.97
Dec-09	101.57	170.82	179.71
Mar-10	116.59	175.15	178.36
Jun-10	117.45	155.54	189.09
Sep-10	118.72	175.81	242.59
Dec-10	144.51	200.62	286.54
Mar-11	147.29	208.80	299.40
Jun-11	140.92	203.98	319.23
Sep-11	135.10	187.77	250.84
Dec-11	142.34	201.60	261.22
Mar-12	145.07	249.11	355.61
Jun-12	133.64	231.05	346.21
Sep-12	166.01	244.99	379.08
Dec-12	154.78	226.76	386.59
Mar-13	198.33	231.83	419.70
Jun-13	215.02	236.21	399.47
Sep-13	250.48	259.57	521.97
Dec-13	252.96	299.19	550.58

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$520,801	$371,396	$330,159	$255,394	$245,571
Cost of revenues	86,893	67,013	60,613	44,086	44,730
Gross profit	433,908	304,383	269,546	211,308	200,841
Operating expenses:
Sales and marketing	131,317	62,825	59,066	46,332	37,006
Research, development and engineering	25,485	18,624	16,373	12,827	11,657
General and administrative	101,683	60,772	58,157	48,226	45,275
Loss on disposal of long-lived asset	—	—	—	—	2,442
Total operating expenses	258,485	142,221	133,596	107,385	96,380
Income from operations	175,423	162,162	135,950	103,923	104,461
Other-than-temporary impairment losses	—	—	—	—	9,343
Interest expense (income), net	21,254	7,650	(629)	(2,033)	(1,359)
Other expense (income), net	11,472	(410)	(537)	(4,681)	(1,302)
Income before income taxes	142,697	154,922	137,116	110,637	97,779
Income tax expense	35,175	33,259	22,350	27,590	30,952
Net income	$107,522	$121,663	$114,766	$83,047	$66,827
Less net income attributable to noncontrolling interest	—	83	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	$107,522	$121,580	$114,766	$83,047	$66,827

Net income per common share:
Basic	$2.31	$2.63	$2.46	$1.86	$1.52
Diluted	$2.28	$2.61	$2.43	$1.81	$1.48
Weighted average shares outstanding:
Basic	45,548,767	45,459,712	45,799,615	44,578,036	43,936,194
Diluted	46,140,019	45,781,658	46,384,848	45,941,843	45,138,001
Cash dividends declared per common share	$0.98	$0.87	$0.41	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$207,801	$218,680	$139,359	$64,752	$197,411
Working capital	274,133	298,572	155,099	57,610	227,538
Total assets	1,153,789	995,170	651,171	532,623	414,001
Other long-term liabilities	1,458	1,557	2,342	3,302	2,094
Total stockholders' equity	706,418	594,595	554,375	431,745	336,172

See Note 3 - Business Acquisitions for a discussion of the acquisition of Ziff Davis, Inc. on November 9, 2012.

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a global provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform to connect advertisers with visitors to those properties and to visitors of third party websites that are part of the Division's advertising network.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising and IP licensing fees.

In addition to growing our business organically, we use acquisitions to grow our customer bases, expand and diversify our service offerings, enhance our technology and acquire skilled personnel.
On November 9, 2012, we acquired Ziff Davis, Inc. (“Ziff Davis”), a company with extensive digital content holdings within the technology vertical. This acquisition expanded our operations into the digital media market and resulted in the creation of our Digital Media Division. Through a combination of organic growth and 2013 acquisitions, including most notably the February 1, 2013 acquisition of IGN Entertainment, Inc., we have grown this Division into the leading U.S. digital media company in terms of page views in the technology, gaming and men's lifestyle verticals. For additional information on our acquisitions, see Note 3 - Business Acquisitions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability in revenues. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin and stable and predictable from quarter-to-quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period-to-period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
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

The following table sets forth certain operating metrics for our Business Cloud Services segment as of or for the years ended December 31, 2013, 2012 and 2011 (in thousands, except for percentages):

	December 31,
	2013	2012	2011
Paying telephone numbers	2,234	2,094	2,003

	Year Ended December 31,
	2013	2012	2011 (1)
Subscriber revenues:
Fixed	$296,457	$286,720	$266,575
Variable	74,631	65,798	61,378
Total subscriber revenues	$371,088	$352,518	$327,953
Percentage of total subscriber revenues:
Fixed	79.9%	81.3%	81.3%
Variable	20.1%	18.7%	18.7%
Subscriber revenues:
DID-based	$340,438	$326,940	$304,904
Non-DID-based	30,650	25,578	23,049
Total subscriber revenues	$371,088	$352,518	$327,953

(1)
The amounts above reflect the change in estimate relating to the remaining service obligations to annual eFax® subscribers (See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies), which reduced subscriber revenues for the year ended ended December 31, 2011 by $10.3 million.

Our Digital Media web properties attracted 2.2 billion and 345 million visits, and 7.3 billion and 1.1 billion page views, for 2013 and 2012, respectively.
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

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Purchased Intangible Assets.  We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of is less than its carrying amount, then we perform the impairment test upon intangible assets. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. We completed the required impairment review at the end of 2013, 2012 and 2011 and noted no impairment. Consequently, no impairment charges were recorded.

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

We are currently under audit by the California Franchise Tax Board ("FTB") for tax years 2005 through 2007 and during the second quarter of 2013 were notified that the FTB will be also be auditing the Company for tax years 2009 through 2011. The FTB has also issued Information Document Requests regarding the 2004 and 2008 tax yeas, although no formal notice of audit for these years has been provided. During 2013, we were notified by the Illinois Department of Revenue that we will be audited for income tax for tax years 2008 and 2009. During 2013, we were notified by the New York City Department of Finance that we will be audited for income tax for tax years 2009 through 2011.

We are also under income tax audits by the IRS for tax years 2009 and 2010 and during the second quarter of 2013 were notified that the IRS will also be auditing the Company for tax year 2011. We have appealed the IRS tax examiner's decision regarding transfer pricing for tax years 2009 and 2010 with the IRS appeals office and the process remains ongoing.

In addition, we are under income tax audit by the Canada Revenue Agency (“CRA”) for tax years 2010 and 2011. During 2013, we were notified by the CRA that the income tax audit for tax years 2008 and 2009 had concluded with no changes and that tax year 2011 would be subject to an income tax audit. We are also under audit by the CRA for Goods and Services Tax for tax period beginning on October 1, 2008 and ending on September 30, 2012.

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

Non-Income Tax Contingencies.  We are currently under audit by various state, local and foreign taxing authorities for direct and indirect non-income related taxes, including Canadian sales tax. In accordance with the provisions of FASB ASC Topic No. 450, Contingencies (“ASC 450”) we make judgments regarding the future outcome of contingent events and record loss contingency amounts that are probable and reasonably estimable based upon available information.

As of December 31, 2013, we had no non-income tax related contingent liabilities on our balance sheet. However, it is reasonably possible that we will incur a liability associated with such taxes and, in that case, we would be required to record an expense for such liability in the period in which the liability becomes probable and estimable, which could materially impact our financial results. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements.

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

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Business Cloud Services Segment

Assuming a stable or improving economic environment, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to continue to increase for the foreseeable future excluding the impact of acquisitions. The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.

We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment's overall profit margins. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period-to-period. This variability can cause the overall segment's financial results to materially vary from period-to-period.

Digital Media Segment

Assuming a stable or improving economic environment, subject to our risk factors, we expect the revenue and profits in our Digital Media segment to increase over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment's overall profit margins.

j2 Global Consolidated

We anticipate the stable revenue and profits in our Business Cloud Services segment combined with the increasing revenue and profits in our Digital Media segment to result in an overall increase in revenue and profits for j2 Global on a consolidated basis, excluding the impact of any future acquisitions and revenues associated with licensing our IP which can and do vary dramatically from period-to-period.

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

The following table sets forth, for the years ended December 31, 2013, 2012 and 2011, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011
Revenues	100%	100%	100%
Cost of revenues	17	18	18
Gross profit	83	82	82
Operating expenses:
Sales and marketing	25	17	18
Research, development and engineering	5	5	5
General and administrative	20	16	18
Total operating expenses	50	38	41
Income from operations	34	44	41
Interest expense (income), net	4	2	(1)
Other expense (income), net	2	—	—
Income before income taxes	28	42	42
Income tax expense	7	9	7
Net income	21%	33%	35%
Less net income attributable to noncontrolling interest	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	21%	33%	35%

Revenues

(in thousands, except percentages)	2013	2012	2011	Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
Revenues	$520,801	$371,396	$330,159	40%	12%

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

Our revenues have increased over the past three years primarily due to the following factors:

•	Our acquisitions in the Digital Media segment;

•
As it relates to fiscal year 2012, increase in our Business Cloud Services IP licensing revenues as a result of the $27 million patent license agreement secured with Open Text during fiscal year 2013, resulting in approximately $12.6 million of revenues during that year as associated with past damages; and

•	Growth in our Business Cloud Services subscriber base due to business acquisitions and new customer signups, net of cancellations.

Cost of Revenues

(in thousands, except percentages)	2013	2012	2011	Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
Cost of revenue	$86,893	$67,013	$60,613	30%	11%
As a percent of revenue	17%	18%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2013 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2012 that resulted in additional editorial and production costs, network operations, customer service and processing fees. The increase in cost of revenues from 2011 to 2012 was primarily due to an increase in costs associated with businesses acquired in and subsequent to 2011 that resulted in additional network operations, customer service and editorial and production costs, partially offset by reduced processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2013	2012	2011	Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
Sales and Marketing	$131,317	$62,825	$59,066	109%	6%
As a percent of revenue	25%	17%	18%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the year ended December 31, 2013, 2012 and 2011 was $55.4 million, $48.1 million and $45.4 million, respectively.  The increase in sales and marketing expenses from 2012 to 2013 was primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2012 as acquisitions within the Digital Media Division tend to have lower operating profit margins than acquisitions within the Business Cloud Services Division, primarily due to the additional sales and marketing expense required to operate in that industry. The increase in sales and marketing expenses from 2011 to 2012 was primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2011.

Research, Development and Engineering.

(in thousands, except percentages)	2013	2012	2011	Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
Research, Development and Engineering	$25,485	$18,624	$16,373	37%	14%
As a percent of revenue	5%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2012 to 2013 was primarily due to an increase in personnel costs associated with businesses acquired in and subsequent to 2012. The increase in research, development and engineering costs from 2011 to 2012 was primarily due to an increase in personnel costs associated with businesses acquired in and subsequent to 2011 and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)	2013	2012	2011	Percentage Change 2013 versus 2012	Percentage Change 2012 versus 2011
General and Administrative	$101,683	$60,772	$58,157	67%	4%
As a percent of revenue	20%	16%	18%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2012 to 2013 was primarily due to personnel costs relating to acquisitions closed during 2012 and 2013 and an increase in amortization of intangible assets. The increase in general and administrative expense from 2011 to 2012 was primarily due to an increase in amortization of intangible assets and personnel costs relating to acquisitions closed during 2011 and 2012 and an increase in professional fees, partially offset by a decrease in bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the year ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$756	$844	$982
Operating expenses:
Sales and marketing	1,855	1,543	1,431
Research, development and engineering	434	459	477
General and administrative	6,675	6,286	6,103
Total	$9,720	$9,132	$8,993

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and the recognition of the interest portion of a loss on extinguishment of debt of $1.6 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc., and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $21.3 million, $7.7 million, and $(0.6) million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase from 2012 to 2013 was primarily due to interest expense following the July 2012 issuance of the Senior Notes. The increase from 2011 to 2012 was primarily due to additional interest expense following the July 2012 issuance of the Senior Notes partially offset by interest income from higher cash and investment balances.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $11.5 million, $(0.4) million, and $(0.5) million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase from 2012 to 2013 was primarily due to the recognition of the other expense portion of a loss on extinguishment of debt of $12.9 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc. The decrease from 2011 to 2012 is primarily due to a lower gain on sale of investments partially offset by other various items.

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

As of December 31, 2013, we had federal and state (California) net operating loss carryforwards (“NOLs”) of $22.9 million and $0.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We estimate that all of the above-mentioned federal NOLs and a portion of the state NOLs will be available for use before their expiration. However, we expect a substantial portion of the state NOL to not be utilizable and thus recorded a valuation allowance against it as of December 31, 2013. These NOLs expire through the year 2028 for the federal and 2030 for the state. In addition, as of December 31, 2013 and 2012, we had available unrecognized state research and development tax credits of $0.9 million and $0.4 million, respectively, which last indefinitely. As of December 31, 2013, we also had state enterprise zone tax credits of $0.5 million, which last indefinitely.

Income tax expense amounted to $35.2 million, $33.3 million and $22.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our effective tax rates for 2013, 2012 and 2011 were 25%, 21% and 16%, respectively.

The increase in our annual effective income tax rate from 2012 to 2013 was primarily attributable to the following:

1.	an increase during 2013 in reorganization costs not deductible for tax purposes, and

2.	a decrease during 2013 in the U.S. federal domestic production activities deduction;
    partially offset by:

3.	a decrease during 2013 in the valuation allowance for foreign tax credit carryforwards,

The increase in our annual effective income tax rate from 2011 to 2012 was primarily attributable to the following:

1.	a reversal during 2011 of approximately $15.2 million of uncertain income tax positions as a result of expiring statutes of limitations, offset by return to provision adjustments, and

2.	an increase during 2012 in the valuation allowance for foreign tax credit carryforwards;
    partially offset by:

3.	a decrease during 2012 in return to provision adjustments, and

4.	a decrease during 2012 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have in the past been, and are currently being, challenged, and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

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

Business Cloud Services
Prior to the acquisition of Ziff Davis, Inc, on November 9, 2012, we operated as one segment which has been named Business Cloud Services. The following segment results are presented for fiscal year 2013 and 2012 (in thousands):

	2013		2012		Change
External net sales	$390,104	100.0%	$361,684	100.0%	$28,420	7.9%
Intersegment net sales	—	—	—	—	—	—%
Segment net sales	390,104	100.0	361,684	100.0	28,420	7.9%
Cost of revenues	69,911	17.9	65,056	18.0	4,855	7.5%
Gross profit	320,193	82.1	296,628	82.0	23,565	7.9%
Operating expenses	121,258	31.1	109,268	30.2	11,990	11.0%
Segment operating income	$198,935	51.0%	$187,360	51.8%	$11,575	6.2%
Segment net sales of $390.1 million in 2013 increased $28.4 million, or 7.9%, from 2012 primarily due to an increase in our subscriber base and an increase in patent and technology related licensing revenues.
Segment gross profit of $320.2 million in 2013 increased $23.6 million from 2012 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2013 was consistent with the prior comparable period.
Segment operating expenses of $121.3 million in 2013 increased $12.0 million from 2012 primarily due to (a) an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2012 and (b) additional depreciation and amortization associated with businesses acquired in and subsequent to 2012.
As a result of these factors, segment operating earnings of $198.9 million in 2013 increased $11.6 million, or 6.2%, from 2012.
Digital Media
     As our Digital Media segment was established as a result of the acquisition of Ziff Davis, Inc. on November 9, 2012, the increase from 2012 to 2013 is due to a full year of activity in fiscal year 2013. The following segment results are presented for fiscal year 2013 and 2012 (in thousands):

	2013		2012		Change
External net sales	$130,697	99.7%	9,712	100.0%	$120,985	1,245.7%
Intersegment net sales	449	0.3	—	—	449	—
Segment net sales	131,146	100.0	9,712	100.0	121,434	1,250.4
Cost of revenues	16,982	12.9	1,956	20.1	15,026	768.2
Gross profit	114,164	87.1	7,756	79.9	106,408	1,371.9
Operating expenses	107,432	81.9	4,867	50.1	102,565	2,107.4
Segment operating income	$6,732	5.1%	$2,889	29.7%	$3,843	133.0%

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2013, we had cash and investments of $345.9 million compared to $343.6 million at December 31, 2012. The increase resulted primarily from cash provided by operations and the exercise of stock options, partially offset by business acquisitions, dividends, purchase of property, plant and equipment, interest payments and purchase of intellectual property. At December 31, 2013, cash and investments consisted of cash and cash equivalents of $207.8 million, short-term investments of $90.8 million and long-term investments of $47.4 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts, equity securities and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $8.2 million at December 31, 2013. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2013, cash and investments held within foreign and domestic jurisdictions were $182.4 million and $163.5 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company's Board of Directors approved four quarterly cash dividends during the year ended December 31, 2013, totaling $0.975 per share of common stock. On February 11, 2014, our Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock payable on March 10, 2014 to all stockholders of record as of the close of business on February 24, 2014. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. (the “Lender”) and within the Indenture relating to the debt issuance referenced below, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $193.3 million, $169.9 million, and $150.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. The increase in our net cash provided by operating activities in 2013 compared to 2012 was primarily attributable to cash received from our customers, the impact of a 2012 non-cash change in estimate relating to deferred revenue and higher year-end accounts payable and accrued expense balances. The increase in our net cash provided by operating activities in 2012 compared to 2011 was primarily attributable to cash received from our subscribers, a tax benefit from the exercise of stock options and a change in the liability for uncertain tax positions during the year. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $11.3 million and $9.0 million at December 31, 2013 and 2012, respectively. Our cash and cash equivalents and short-term investments were $298.6 million, $323.7 million and $177.9 million at December 31, 2013, 2012 and 2011, respectively.

Net cash used in investing activities was approximately $(167.4) million, $(249.5) million and $(76.2) million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used in investing activities in 2013 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2012 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2011 was primarily attributable to the purchase of available-for-sale investments.

Net cash (used in) provided by financing activities was approximately $(35.7) million, $158.4 million and $0.3 million for the year ended December 31, 2013, 2012 and 2011, respectively. Net cash used in financing activities in 2013 was primarily attributable to dividends paid and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation. Net cash provided by financing activities in 2012 was primarily attributable to the proceeds from the sale of long-term debt and from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by the repurchase of stock and dividends paid. Net cash provided by financing activities in 2011 was primarily attributable from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 (See Note 22 - Subsequent Events for discussion regarding the extension of the share repurchase program to February 20, 2015).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	20,000	40,000	40,000	39,722	139,722
Operating leases (c)	6,674	11,859	7,183	2,549	28,265
Mandatorily redeemable financial instrument - dividends (d)	—	—	—	—	—
Mandatorily redeemable financial instrument - redemption (e)	—	—	—	—	—
Telecom services and co-location facilities (f)	1,949	1,720	304	—	3,973
Holdback payment (g)	6,436	447	—	—	6,883
Other (h)	890	240	—	—	1,130
Total	$35,949	$54,266	$47,487	$292,271	$429,973
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent the non-controlling interest portion of dividends accrued on the mandatorily redeemable financial instrument.

(e)	These amounts represent the non-controlling interest portion of the redemption amount with respect to the mandatorily redeemable financial instrument.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Director fee arrangements and software license commitments.

As of December 31, 2013, our liability for uncertain tax positions was $43.9 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012 and November 9, 2012. The July 13, 2012 amendment was entered into in connection with the issuance of the Senior Notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants. We have not drawn down any amounts under the Credit Agreement. See Note 10 - Commitments and Contingencies for further details regarding the Credit Agreement, as amended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2014.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2013, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of December 31, 2013, we had investments in debt securities with effective maturities greater than one year of approximately $47.4 million. Such investments had a weighted average yield of approximately 0.2%. As of December 31, 2013 and December 31, 2012, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $207.8 million and $218.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of December 31, 2013, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results, the impact of which is immaterial to the comparisons set forth in this Annual Report on Form 10-K.

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

Foreign exchange gains and (losses) were not material to our earnings in 2013, 2012 or 2011. For the years ended December 31, 2013, 2012 and 2011, net foreign currency transaction gain/(loss) amounted to $0.4 million, $0.1 million and zero, respectively. During the year ended December 31, 2013 and 2012, cumulative translation adjustments included in other comprehensive income amounted to $0.1 million and $1.4 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of j2 Global, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of j2 Global Inc. and subsidiaries’ internal control over financial reporting.

/s/ SingerLewak LLP
Los Angeles, California
February 28, 2014

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except share amounts)

	2013	2012
ASSETS
Cash and cash equivalents	$207,801	$218,680
Short-term investments	90,789	105,054
Accounts receivable, net of allowances of $4,105 and $3,213, respectively	67,245	37,285
Prepaid expenses and other current assets	20,064	15,388
Deferred income taxes	3,126	1,092
Total current assets	389,025	377,499
Long-term investments	47,351	19,841
Property and equipment, net	31,200	19,599
Trade names, net	83,108	71,409
Patent and patent licenses, net	28,530	19,329
Customer relationships, net	100,980	64,723
Goodwill	457,422	407,825
Other purchased intangibles, net	10,915	9,855
Deferred income taxes	1,845	1,852
Other assets	3,413	3,238
Total assets	$1,153,789	$995,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$69,570	$39,874
Income taxes payable	1,569	3,037
Deferred revenue	36,326	30,493
Liability for uncertain tax positions	5,535	5,523
Deferred income taxes	1,892	—
Total current liabilities	114,892	78,927
Long-term debt	245,670	245,194
Liability for uncertain tax positions	38,329	32,155
Deferred income taxes	35,833	32,393
Deferred revenue, non-current	11,189	1,609
Other long-term liabilities	1,458	1,557
Mandatorily redeemable financial instrument	—	8,740
Total liabilities	447,371	400,575
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 and zero at December 31, 2013 and 2012, respectively; total issued and outstanding 5,064 and zero at December 31, 2013 and 2012, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 and zero at December 31, 2013 and 2012, respectively; total issued and outstanding 4,155 and zero at December 31, 2013 and 2012, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2013 and 2012; total issued and outstanding 46,105,076 and 45,094,191 shares at December 31, 2013 and 2012, respectively;	461	451
Additional paid-in capital	216,872	169,542
Retained earnings	484,850	424,790
Accumulated other comprehensive income (loss)	4,235	(88)
Total j2 Global Inc., stockholders’ equity	706,418	594,695
Noncontrolling interests	—	(100)
Total stockholders' equity	706,418	594,595
Total liabilities and stockholders’ equity	$1,153,789	$995,170
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share data)

	2013	2012	2011
Revenues:
Total revenues	520,801	371,396	330,159

Cost of revenues (including share-based compensation of $756, $844 and $982 in 2013, 2012 and 2011, respectively)	86,893	67,013	60,613
Gross profit	433,908	304,383	269,546
Operating expenses:
Sales and marketing (including share-based compensation of $1,855, $1,543 and $1,431 in 2013, 2012 and 2011, respectively)	131,317	62,825	59,066
Research, development and engineering (including share-based compensation of $434, $459 and $477 in 2013, 2012 and 2011, respectively)	25,485	18,624	16,373
General and administrative (including share-based compensation of $6,675, $6,286 and $6,103 in 2013, 2012 and 2011, respectively)	101,683	60,772	58,157
Total operating expenses	258,485	142,221	133,596
Income from operations	175,423	162,162	135,950
Interest expense (income), net	21,254	7,650	(629)
Other expense (income), net	11,472	(410)	(537)
Income before income taxes	142,697	154,922	137,116
Income tax expense	35,175	33,259	22,350
Net income	107,522	121,663	114,766
Less net income attributable to noncontrolling interest	—	83	—
Net income attributable to j2 Global, Inc. common shareholders	$107,522	$121,580	$114,766
Net income per common share:
Basic	$2.31	$2.63	$2.46
Diluted	$2.28	$2.61	$2.43
Weighted average shares outstanding:
Basic	45,548,767	45,459,712	45,799,615
Diluted	46,140,019	45,781,658	46,384,848
Cash dividends paid per common share	$0.98	$0.87	$0.41

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net Income	$107,522	$121,663	$114,766
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax (benefit) of ($122), $196 and ($198) for the year ended 2013, 2012 and 2011, respectively	78	1,435	(840)
Unrealized gain (loss) on available-for-sale investments, net of tax (benefit) of $2,447, $646 and ($142) for the year ended 2013, 2012 and 2011, respectively	4,245	1,954	(602)
Other comprehensive income (loss), net of tax	4,323	3,389	(1,442)
Comprehensive Income	$111,845	$125,052	$113,324
Net income attributable to noncontrolling interest	—	83	—
Comprehensive income attributable to j2 Global, Inc.	$111,845	$124,969	$113,324

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$107,522	$121,663	$114,766
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,788	22,164	19,756
Amortization of discount or premium of investments	1,796	1,603	941
Amortization of financing costs and discounts	613	249	—
Share-based compensation	9,720	9,132	8,968
Excess tax benefits from share-based compensation	(2,695)	(961)	(13,561)
Provision for doubtful accounts	3,135	4,289	6,900
Deferred income taxes	250	1,150	6,822
Loss on disposal of fixed assets	8	54	117
(Gain) loss on available-for-sale investments	66	(266)	(552)
Loss on extinguishment of debt and related interest expense	14,437	—	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(9,588)	(5,417)	(9,509)
Prepaid expenses and other current assets	149	(2,028)	4,261
Other assets	168	(243)	204
Increase (decrease) in:
Accounts payable and accrued expenses	9,126	5,138	847
Income taxes payable	667	4,139	9,679
Deferred revenue	12,368	1,612	8,664
Liability for uncertain tax positions	6,186	7,601	(7,786)
Other liabilities	(392)	32	231
Net cash provided by operating activities	193,324	169,911	150,748
Cash flows from investing activities:
Maturity of certificates of deposit	42,615	8,000	—
Purchase of certificates of deposit	(22,071)	(34,673)	(8,000)
Sales of available-for-sale investments	140,126	138,709	29,777
Purchase of available-for-sale investments	(168,901)	(151,989)	(82,879)
Purchases of property and equipment	(18,627)	(5,061)	(6,844)
Proceeds from sale of assets	1	156	4
Acquisition of businesses, net of cash received	(126,341)	(198,341)	(3,926)
Purchases of intangible assets	(14,200)	(6,295)	(4,312)
Net cash used in investing activities	(167,398)	(249,494)	(76,180)
Cash flows from financing activities:
Issuance of long-term debt	—	245,000	—
Debt issuance costs	(47)	(1,384)	—
Repurchases of common stock and restricted stock	(4,587)	(60,282)	(1,281)
Issuance of common stock under employee stock purchase plan	213	157	142
Exercise of stock options	13,604	5,646	7,090
Mandatorily redeemable financial instrument	—	8,557	—
Dividends paid	(45,134)	(40,263)	(19,174)
Excess tax benefits from share-based compensation	2,695	961	13,561
Other	(2,437)	—	—
Net cash (used in) provided by financing activities	(35,693)	158,392	338
Effect of exchange rate changes on cash and cash equivalents	(1,112)	512	(299)
Net change in cash and cash equivalents	(10,879)	79,321	74,607
Cash and cash equivalents at beginning of period	218,680	139,359	64,752
Cash and cash equivalents at end of period	$207,801	$218,680	$139,359
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2013, 2012 and 2011
(in thousands, except share amounts)

					Preferred A			Preferred B	Additional				Accumulated	j2 Global, Inc.	Non-	Total
	Common stock		Preferred Series A		Additional paid-	Preferred Series B		Additional paid-	paid-in	Treasury stock		Retained	other comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	in capital	Shares	Amount	in capital	capital	Shares	Amount	earnings	income/(loss)	equity	interest	equity
Balance, January 1, 2011	53,700,629	$537	—	$—	$—	—	$—	$—	$164,769	(8,680,568)	$(112,671)	$381,145	$(2,035)	$431,745	$—	$431,745
Net income	—	—	—	—	—	—	—	—	—	—	—	114,766	—	114,766	—	114,766
Other comprehensive income, net of tax (benefit) of ($340)	—	—	—	—	—	—	—	—	—	—	—	—	(1,442)	(1,442)	—	(1,442)
Dividends	—	—	—	—	—	—	—	—	—	—	—	(19,199)	—	(19,199)	—	(19,199)
Exercise of stock options	1,820,678	18	—	—	—	—	—	—	14,404	—	—	—	—	14,422	—	14,422
Issuance of shares under Employee Stock Purchase Plan	5,235	—	—	—	—	—	—	—	142	—	—	—	—	142	—	142
Vested restricted stock	155,024	1	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—
Retirement of common shares	(248,152)	(2)	—	—	—	—	—	—	(3,616)	—	—	(4,142)	—	(7,760)	—	(7,760)
Repurchase of restricted stock	(43,778)	—	—	—	—	—	—	—	(853)	—	—	—	—	(853)	—	(853)
Share based compensation	—	—	—	—	—	—	—	—	8,968	—	—	25	—	8,993	—	8,993
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	13,561	—	—	—	—	13,561	—	13,561
Balance, December 31, 2011	55,389,636	$554	—	$—	$—	—	$—	$—	$197,374	(8,680,568)	$(112,671)	$472,595	$(3,477)	$554,375	$—	$554,375
Net income	—	—	—	—	—	—	—	—	—	—	—	121,580	—	121,580	83	121,663
Other comprehensive income, net of tax of $842	—	—	—	—	—	—	—	—	—	—	—	—	3,389	3,389	—	3,389
Dividends	—	—	—	—	—	—	—	—	—	—	—	(40,263)	—	(40,263)	(183)	(40,446)
Exercise of stock options	357,234	4	—	—	—	—	—	—	5,642	—	—	—	—	5,646	—	5,646
Issuance of shares under Employee Stock Purchase Plan	5,797	—	—	—	—	—	—	—	157	—	—	—	—	157	—	157
Vested restricted stock	204,052	2	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—
Retirement of common shares	(10,806,648)	(108)	—	—	—	—	—	—	(42,580)	8,680,568	112,671	(129,171)	—	(59,188)	—	(59,188)
Repurchase of restricted stock	(55,880)	(1)	—	—	—	—	—	—	(1,093)	—	—	—	—	(1,094)	—	(1,094)
Share based compensation	—	—	—	—	—	—	—	—	9,083	—	—	49	—	9,132	—	9,132
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	961	—	—	—	—	961	—	961
Balance, December 31, 2012	45,094,191	$451	—	$—	$—	—	$—	$—	$169,542	—	$—	$424,790	$(88)	$594,695	$(100)	$594,595
Net income	—	—	—	—	—	—	—	—	—	—	—	107,522	—	107,522	—	107,522
Other comprehensive income, net of tax of $2,325	—	—	—	—	—	—	—	—	—	—	—	—	4,323	4,323	—	4,323
Dividends	—	—	—	—	—	—	—	—	—	—	—	(45,135)	—	(45,135)	—	(45,135)
Purchase of mandatorily redeemable financial instrument	234,025	2	5,064	—	4,774	4,155	—	6,575	22,900	—	—	—	—	22,902	100	23,002
Exercise of stock options	569,204	6	—	—	—	—	—	—	13,598	—	—	—	—	13,604	—	13,604
Issuance of shares under Employee Stock Purchase Plan	5,402	—	—	—	—	—	—	—	213	—	—	—	—	213	—	213
Vested restricted stock	308,082	3	—	—	—	—	—	—	(3)	—	—	—	—	—	—	—
Retirement of common shares	(29,950)	—	—	—	—	—	—	—	(684)	—	—	(2,395)	—	(3,079)	—	(3,079)
Repurchase of restricted stock	(75,878)	(1)	—	—	—	—	—	—	(1,506)	—	—	—	—	(1,507)	—	(1,507)
Share based compensation	—	—	—	—	—	—	—	—	9,585	—	—	68	—	9,653	—	9,653
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	3,227	—	—	—	—	3,227	—	3,227
Balance, December 31, 2013	46,105,076	$461	5,064	$—	$4,774	4,155	$—	$6,575	$216,872	—	$—	$484,850	$4,235	$706,418	$—	$706,418
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2011 and 2010

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a global provider of Internet services. Through our Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. The Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform connecting advertisers with visitors to those properties and to visitors of third party websites that are part of the Division's advertising network.
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

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

As of December 31, 2013 and December 31, 2012, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

(j)	Foreign Currency

Some of j2 Global's foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation gain/ (loss) were $0.1 million, $1.4 million and $(0.8) million for the years ended December 31, 2013, 2012 and 2011, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income)net.  Net transaction gain/ (loss) was $0.4 million, $(0.1) million and zero for the years ended December 31, 2013, 2012 and 2011, respectively.

(k)	Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from one to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years.

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

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2013, 2012 and 2011.

(m)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon intangible assets. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit's fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values. j2 Global completed the required impairment review at the end of 2013, 2012 and 2011 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

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

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2013, 2012 and 2011 was $55.4 million, $48.1 million and $45.4 million, respectively.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2013 presentation.

3.	Business Acquisitions

The Company acquired the following companies during fiscal 2013, in each case for cash: (a) IGN Entertainment, Inc. ("IGN"), an online publisher of video games, entertainment and men's lifestyle content; (b) MetroFax, Inc., a provider of online faxing services and advanced features; (c) Backup Connect BV, an online backup provider based in the Netherlands; (d) NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications; (e) Email Protection Agency Limited, a UK-based provider of email security, email management and network security services; (f) TechBargains.com, the leading deal aggregation website for electronic products; and (g) other immaterial share and asset acquisitions in the Business Cloud Services segment.

The consolidated statement of income, since the date of each acquisition, and balance sheet, as of December 31, 2013, reflect the results of operations of all 2013 acquisitions. For the year ended December 31, 2013, these acquisitions contributed $98.1 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $163.5 million, net of cash acquired and including $15.7 million in assumed liabilities consisting primarily of deferred revenues, trade accounts payable, other accrued liabilities and net deferred tax liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation

Accounts Receivable	$24,658
Property and Equipment	3,274
Other Assets	2,703
Deferred Tax Asset	2,058
Software	3,031
Content	2,460
Trade Name	18,581
Customer Relationship	40,275
Advertiser Relationship	11,770
Other Intangibles	168
Goodwill	54,472

Total	$163,450

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts for certain property and equipment, intangible assets (including trade names and software), preliminary working capital and related tax items with a corresponding net decrease to goodwill in the amount of $2.0 million related to IGN. The Company also recorded an adjustment to initial working capital related to the acquisition of Ziff Davis, Inc., which increased assumed liabilities with a corresponding increase to goodwill in the amount of $1.7 million. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Annual Report on Form 10-K.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2013 is $54.5 million, of which $36.6 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2013 acquisitions as if each acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	Year ended
	December 31, 2013	December 31, 2012
	(unaudited)	(unaudited)
Revenues	$545,952	$470,190
Net Income	$108,600	$122,187
EPS - Basic	$2.34	$2.64
EPS - Diluted	$2.31	$2.62

2012

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the acquisition of Ziff Davis during the year ended December 31, 2012 is 112.9 million, of which $12.9 million is expected to be deductible for income tax purposes.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2013	December 31, 2012
Due within 1 year	$46,339	$46,681
Due within more than 1 year but less than 5 years	44,865	17,209
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,486	2,633
Total	$93,690	$66,523

The following table summarizes the Company’s investments designated as trading and available-for-sale (in thousands):

	December 31, 2013	December 31, 2012
Trading	$—	$3
Available-for-sale	123,737	90,017
Total	$123,737	$90,020

The following table summarizes the gross unrealized gains and losses and fair values for investments as of December 31, 2013 and December 31, 2012 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Debt Securities	$93,569	$158	$(37)	$93,690
Equity Securities	20,610	9,558	(121)	30,047
Total	$114,179	$9,716	$(158)	$123,737
December 31, 2012
Debt Securities	$66,541	$149	$(167)	$66,523
Equity Securities	$20,610	$3,251	$(367)	$23,494
Total	$87,151	$3,400	$(534)	$90,017

At December 31, 2013 and 2012, corporate and governmental debt securities were recorded as available-for-sale. These debt securities have a fixed interest rate. There have been no significant changes in the maturity dates and average interest rates for the Company’s debt investment portfolio and debt obligations subsequent to December 31, 2013. At December 31, 2013, equity securities were recorded as available-for-sale and primarily represent a strategic investment in Carbonite, Inc. On August 31, 2012, j2 Global submitted a preliminary non-binding proposal to acquire all outstanding shares for cash consideration of $10.50 per fully diluted share, representing a substantial premium to the market trading price of the shares on such date.  At December 31, 2013, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $8.2 million at December 31, 2013. For the year ended December 31, 2013, the Company recorded gain from the sale of investments of approximately $0.1 million. For the year ended December 31, 2012, the Company recorded gain from the sale of investments of approximately $0.3 million, which included a reversal of unrealized gains from accumulated other comprehensive income of approximately $0.1 million.

Investments that have been in an unrealized loss position as of December 31, 2013 and December 31, 2012 had a fair value of $37.3 million and $31.8 million, respectively, and have been in a continuous unrealized loss for less than 12 months. Investments in a continuous unrealized loss for 12 months and longer as of December 31, 2013 and December 31, 2012 had a fair value of $2.0 million and $2.2 million, respectively, which are determined to be temporary in nature.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the senior unsecured notes (See Note 8 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.7 million and $245.2 million, and the corresponding fair value was approximately $283.3 million and $275.5 million, at December 31, 2013 and December 31, 2012, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	101,232	—	—	101,232
Time deposits	22,773	—	—	22,773
Certificates of Deposit	14,402	—	—	14,402
Equity securities	30,047	—	—	30,047
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,702	—	—	23,702
Debt securities issued by states of the United States and political subdivisions of the states	3,296	—	—	3,296
Debt securities issued by foreign governments	—	—	—	—
Corporate debt securities	66,692	—	—	66,692
Total	$262,144	$—	$—	$262,144

December 31, 2012	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	99,351	—	—	99,351
Time deposits	22,093	—	—	22,093
Certificates of Deposit	34,876	—	—	34,876
Equity securities	23,497	—	—	23,497
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	6,450	—	—	6,450
Debt securities issued by states of the United States and political subdivisions of the states	11,658	—	—	11,658
Debt securities issued by foreign governments	3,589	—	—	3,589
Corporate debt securities	44,826	—	—	44,826
Total	$246,340	$—	$—	$246,340

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Computers and related equipment	$79,576	$61,471
Furniture and equipment	1,405	1,300
Leasehold improvements	5,718	3,938
	86,699	66,709
Less: Accumulated depreciation and amortization	(55,499)	(47,110)
Total property and equipment, net	$31,200	$19,599

Depreciation and amortization expense was $9.6 million, $6.2 million and $6.3 million for the year ended December 31, 2013, 2012 and 2011, respectively.

Total disposals of long-lived assets for the year ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.9 million and $0.3 million, respectively.

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

The changes in carrying amounts of goodwill for the year ended December 31, 2013 and 2012 are as follows (in thousands):

Balance as of January 1, 2012	$279,016
Goodwill acquired	128,532
Foreign Exchange Translation	277
Balance as of December 31, 2012	$407,825
Goodwill acquired	54,472
Purchase Accounting Adjustments	(5,324)
Foreign exchange translation	449
Balance as of December 31, 2013	$457,422

See Note 3 - Business Acquisitions - for a discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2013 and 2012 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2013	2012
Trade name	$27,379	$27,379
Other	5,432	5,433
Total	$32,811	$32,812

In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2013 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2013 using a quantitative assessment primarily taking into consideration a discounted cash flow analysis of the relief of royalty payments. j2 Global concluded that there were no impairments in 2013, 2012 and 2011. The Company determined that a certain trade name no longer had an indefinite life as of the second quarter 2012. Accordingly, the Company reclassified $0.9 million from intangible assets with indefinite lives to intangible assets subject to amortization during fiscal year 2012. The Company has determined that this intangible asset had a remaining useful life of 1.5 years and is being amortized accordingly.

Intangible Assets Subject to Amortization:

As of December 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	17.0 years	$66,911	$11,182	$55,729
Patent and patent licenses	8.1 years	58,446	29,916	28,530
Customer relationships	8.1 years	139,362	38,382	100,980
Other purchased intangibles	5.0 years	18,149	12,666	5,483
Total		$282,868	$92,146	$190,722

As of December 31, 2012, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	17.7 years	$50,257	$6,227	$44,030
Patent and patent licenses	8.2 years	44,048	24,719	19,329
Customer relationships	7.0 years	86,473	21,750	64,723
Other purchased intangibles	4.4 years	13,322	8,900	4,422
Total		$194,100	$61,596	$132,504

Expected amortization expense for intangible assets subject to amortization at December 31, 2013 are as follows (in thousands):

Fiscal Year:
2014	$34,743
2015	30,186
2016	26,506
2017	23,023
2018	16,118
Thereafter	60,146
Total expected amortization expense	$190,722

Amortization expense was $30.2 million, $16.0 million and $13.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

8.	Long-Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of December 31, 2013, the unamortized discount on long-term debt was approximately $4.3 million. Other fees of approximately $1.2 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes in whole or in part at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of its equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of the j2 Global's subsidiaries as of December 31, 2013, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture). If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contain certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of December 31, 2013, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $283.3 million as of December 31, 2013 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of December 31, 2013.

Long-term debt as of December 31, 2013 consists of the following (in thousands):

Notes	$245,670

Total long-term debt	$245,670
Less: Current portion	—

Total long-term debt, less current portion	$245,670

At December 31, 2013, future principal payments for debt were as follows (in thousands):

Year Ended December 31,
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	250,000
$250,000

9.	Mandatorily Redeemable Financial Instrument

On November 9, 2012, the Company acquired substantially all of the issued and outstanding capital stock of Ziff Davis, Inc. ("Ziff Davis"). In connection with the acquisition, the issued and outstanding capital stock was exchanged for shares of Series A Cumulative Participating Preferred Stock ("Series A Stock") of Ziff Davis. Ziff Davis is accounted for as a consolidated subsidiary as of the date of acquisition. Certain minority interest holders received an ownership in Series A Stock which has been accounted for as a non-controlling interest. On December 31, 2013, in connection with a reorganization of Ziff Davis, Inc. to Ziff Davis, LLC (the "Reorganization"), the Company acquired all of the minority interest holders' equity interests, including their Series A Stock.

The Series A Stock bore a 15% annual cumulative dividend, compounded quarterly, whether or not earned or declared and whether or not there are funds legally available for payment of dividends. The Series A Stock was subject to mandatory repayment or redemption on November 9, 2017, which Ziff Davis could repay or redeem the Series A at its option prior to the mandatory repayment or redemption date. The repayment amount represented $1,000 for each share of Series A Stock and all accrued but unpaid dividends, subject to certain reduction when repaid. The redemption amount represented $1,000 for each share of Series A Stock and all accrued but unpaid dividends plus the fair market value of a notional number of shares of Ziff Davis common stock on a basis of 485 5/7 common shares per share of Series A Stock.

The Series A Stock met the definition of a mandatorily redeemable financial instrument which requires liability classification and remeasurement at each reporting period on the consolidated subsidiaries financial statements. As the fair value of the Series A Stock was less than the mandatory redemption amount at issuance, periodic accretions using the interest method were made so that the carrying amount equaled the redemption amount on the mandatory redemption date.

In connection with Reorganization, the Company issued to the minority holders shares of j2 common stock, j2 Series A Preferred Stock and j2 Series B Preferred Stock equal to the fair market value of the minority holders' Series A Stock (see Note 12 - Stockholders' Equity). As a result of the Reorganization, the Series A Stock was extinguished, resulting in loss on extinguishment of debt and related interest expense of $14.4 million within the consolidated statement of income, in accordance with ASC 480, Distinguishing Liabilities from Equity.

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

On August 5, 2011, j2 Global and one of its affiliates filed suit in the United States District Court for the Central District of California (the “Central District of California”) against Nextiva, alleging infringement of U.S. Patents Nos. 6,208,638 (the “‘638 Patent”), 6,350,066 (the “‘066 Patent”) and 7,020,132 (the “’132 Patent”). On July 23, 2013, j2 Global filed an amended complaint, adding a claim for infringement of U.S. Patent No. 6,020,980 (the “‘980 Patent”). On November 15, 2013, Nextiva filed its second amended answer and counterclaims for non-infringement and invalidity of the ‘638, ‘066, ‘132 and ‘980 Patents; unenforceability of the ‘980 Patent; unfair competition in violation of California’s Business & Professions Code § 17200, et. seq.; and prohibited restraints on competition and unfair practices in violation of California’s Business & Professions Code §§ 16720, et. seq. and 17000, et. seq. On December 6, 2013, j2 Global and its affiliate moved to dismiss Nextiva’s counterclaims for prohibited restraints on competition and unfair practices. On February 7, 2014, this action was dismissed pursuant to a settlement agreement.
On September 23, 2011, j2 Global and one of its affiliates filed suit against Vitelity in the Central District of California, alleging infringement of the ‘638 and ‘066 Patents. On June 15, 2012, Vitelity filed counterclaims for invalidity and non-infringement of the ‘638 and ‘066 Patents. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing. The fact discovery cutoff is currently set for February 28, 2014 and trial is set for October 14, 2014.

On February 21, 2012, EC Data filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the ‘638 and ‘066 Patents. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On October 25, 2013, EC Data filed an amended complaint asserting claims for declaratory judgments of non-infringement and invalidity of the ‘638, ‘132, and ‘066 Patents, and U.S. Patent No. 6,597,688 (the “‘688 Patent”). On August 29, 2012, the Court granted j2 Global’s motion to transfer the case to the Central District of California. On September 13, 2013, the Court entered its Claim Construction Order. Discovery is ongoing. The fact discovery cutoff is currently set for February 28, 2014 and trial is set for November 18, 2014. On May 31, 2012, EC Data submitted a request to the United States Patent and Trademark Office (“USPTO”) to submit the ‘132 Patent into inter-partes reexamination proceedings. On April 25, 2013, the USPTO issued an Action Closing Prosecution and on July 26, 2013 a second Action Closing Prosecution. On November 27, 2013, j2 filed a Notice of Appeal. On January 27, 2014, j2 filed its brief in support of its appeal with the Patent Trial and Appeal Board.

On June 28, 2013, j2 Global filed suit against EC Data in the Central District of California, alleging infringement of the ‘980 Patent. On October 4, 2013, EC Data filed its amended answer and counterclaims for non-infringement and invalidity of the ‘980 Patent.

On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation proceeding entitled In re: Unified Messaging Solutions LLC and Advanced Messaging Technologies, Inc. Patent Litigation (N.D. Ill. Master Docket No. 12 C 6286). In that litigation, a company with certain rights to assert patents owned by the j2 Global affiliate has asserted those patents against a number of defendants, and those defendants have filed counterclaims for, inter alia, non-infringement, unenforceability, and invalidity of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313 and 7,934,148.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the United States District Court for the Northern District of Illinois against Unified Messaging Solutions, LLC, Acacia Patent Acquisition LLC (“Acacia”), Charles R. Bobo, II (“Bobo”), j2 Global, and one of j2 Global’s affiliates for correction of inventorship of the ‘066 Patent and U.S. Patents Nos. 5,675,507; 5,870,549; 6,564,321; 6,857,074; 7,895,306; 7,836,141; 7,895,313 and 7,934,148. Huster seeks a declaration that she was the inventor of the patents at issue, an order directing the USPTO to substitute or add Huster as inventor of the patents at issue, an order that the defendants pay to Huster at least half of all earnings from licensing and sales of rights in the patents at issue, and costs and attorneys’ fees. On October 28, 2013, j2 Global, the j2 Global affiliate, and the other defendants in the case filed a motion to dismiss Huster’s action on the basis of improper venue and on the basis that Huster’s action is barred by laches. The defendants also filed a motion to strike certain portions of Huster’s prayer for relief. On the same day, j2 Global filed a motion to dismiss on the basis that it is not a proper party to Huster’s action; Bobo filed a motion to dismiss for lack of personal jurisdiction; and Acacia filed a motion to dismiss on the basis of lack of subject matter jurisdiction. Those motions remain pending.
On September 15, 2006, one of j2 Global’s affiliates filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On February 18, 2009, the Court granted the j2 Global affiliate’s motion to stay the case pending the conclusion of the j2 Global affiliate’s appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by the j2 Global affiliate, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, the j2 Global affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss, dismissing the j2 Global affiliate’s infringement claims and IGC’s related declaratory judgment counterclaims. On June 28, 2013, the Court bifurcated discovery, with the first stage of discovery limited to the issue of whether the j2 Global affiliate’s infringement claims were objectively baseless. The period for discovery into that issue ended on February 3, 2014. Also on February 3, 2014, IGC moved for leave to file amended counterclaims to assert a breach of contract claim. That motion remains pending.
On July 2, 2012, IGC filed suit against j2 Global and one of its affiliates in the United States District Court for the Northern District of California (“Northern District of California”), alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on

March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the ‘638, ‘066, ‘688, and ‘132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the ‘638, ‘066, ‘688, and ‘132 Patents, implied license and exhaustion, punitive damages, attorneys’ fees and costs. On June 28, 2013, the Court granted in part and denied in part j2 Global’s motion to dismiss certain of IGC’s counterclaims, dismissing the claims for declaratory judgment of exhaustion and punitive damages. Discovery is underway, and the Court has set a trial date of April 21, 2014 on the issue of interpretation of the contract that IGC alleges j2 Global breached. On January 31, 2014, j2 moved for summary judgment on IGC’s breach of contract claim. That motion remains pending.
On June 27, 2013, j2 Global filed suit against IGC in the Northern District of California, alleging infringement of the ‘980 Patent. On August 29, 2013, IGC filed counterclaims for declarations of invalidity, unenforceability, and non-infringement of the ‘980 Patent; an implied license to the ‘980 Patent; and breach and specific enforcement of an alleged covenant not to sue IGC. On September 26, 2013, j2 moved to dismiss IGC’s counterclaims for unenforceability and an implied license of the ‘980 Patent and for breach and specific performance of the contract not to sue. That motion remains pending. On October 18, 2013, the Court consolidated IGC’s breach of contract counterclaim with the other case pending in the Northern District of California and stayed j2 Global's patent infringement claims pending resolution of the breach of contract claims.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“j2 Canada”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus’s e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest, and costs. j2 Canada filed a responsive pleading on March 23, 2011. On July 16, 2012, j2 Canada filed its responses to undertakings. On July 24, 2012, Pantelakis moved for an order granting him leave to file a second amended statement of claim re-framing his lawsuit as a negligence action. On September 27, 2012, the Court granted in part Pantelakis’s motion, permitting him to plead claims for negligence and breach of contract, but limited the scope of discovery, awarded j2 Canada its costs associated with its amended statement of defence and reserved a further award of costs for the trial court. On November 6, 2012, Pantelakis filed his second amended statement of claim. j2 Canada filed its amended statement of defence on April 8, 2013. A pre-trial was held on October 23, 2013, at which time the Court allowed additional discovery and set a new time table. Following the pre-trial, Pantelakis expressed a desire to bring a motion seeking to remove Ontario counsel for j2 Canada due to an alleged conflict of interest. The Court has ordered a timeline for the motion which will be argued on June 24, 2014. The proceedings are suspended pending determination of this motion.
On January 18, 2013, Paldo Sign and Display Company (“Paldo”), filed an amended complaint adding j2 Global, j2 Canada, and a former j2 Canada employee, Tyler Eyamie (“Eyamie”), as additional defendants in an existing purported class action pending in the United States District Court for the Northern District of Illinois. The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from a customer’s alleged use of the j2 Canada system to send unsolicited facsimile transmissions. On August 23, 2013, Paldo filed a second amended complaint to add a second plaintiff, Sabon, Inc. (“Sabon”). j2 Global and j2 Canada filed a motion to dismiss the ICFA and conversion claims, which was granted. Paldo and Sabon seek statutory damages, costs, attorneys’ fees and injunctive relief for the remaining TCPA claims. Eyamie has filed a motion to dismiss for lack of personal jurisdiction, which motion is pending. Discovery will not commence until the Eyamie motion is resolved.
On February 19, 2013, Asher & Simons, P.A. (“Simons”) and Dr. Stuart T. Zaller, LLC (“Zaller”) filed suit against j2 Global and j2 Canada in the Circuit Court for Baltimore County, Maryland, alleging violations of the TCPA. On April 10, 2014, Simons and Zaller filed an amended complaint, adding a cause of action for violation of the Maryland Consumer Protection Act. Simons and Zaller seek statutory damages, costs, attorney’s fees and injunctive relief. j2 Canada removed the case to the United States District Court for the District of Maryland and j2 Global was dismissed from the lawsuit for lack of personal jurisdiction. In February 2014 this action was dismissed pursuant to a settlement agreement.
On December 16, 2013, Anthony Jenkins (“Jenkins”) filed a purported class action against j2 Global, carrying on business as eFax, in the Central District of California. The complaint includes causes of action for breach of contract, state statutory violations, unjust enrichment and conversion. As the potential class representative, Jenkins is seeking damages, statutory damages, restitution, attorneys’ fees, interest, costs and injunctive relief on behalf of himself and a purported nationwide class of persons allegedly similarly situated. j2 Global has yet to file a responsive pleading to the complaint.
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
Credit Agreement
On January 5, 2009, the Company entered into a Credit Agreement with Union Bank, N.A. in order to further enhance its liquidity in the event of potential acquisitions or other corporate purposes (the "Credit Agreement"). The Credit Agreement was amended on August 16, 2010, July 13, 2012, November 9, 2012 and November 19, 2013. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants. The Credit Agreement provides for a $40.0 million revolving line of credit with a $10.0 million letter of credit sublimit. The facility is unsecured (except to the limited extent described below) and has never been drawn upon. Revolving loans may be borrowed, repaid and re-borrowed until November 14, 2016, on which date all outstanding principal of, together with accrued interest on, any revolving loans will be due. j2 Global may prepay the loans and terminate the commitments at any time, with generally no premium or penalty.

Loans will bear interest at the election of j2 Global at either:

•LIBOR plus a margin depending on the current Leverage Ratio (as defined in the Credit Agreement) equal to a range of 1.5% to 2% for interest periods of 1, 2, 3 or 6 months (the “Fixed Interest Rate”); or

•
the “Base Rate”, defined as the highest of (i) the reference rate in effect as determined per the Credit Agreement, (ii) the federal funds rate in effect as determined per the Credit Agreement plus a margin equal to 0.5%, and (iii) the 1 month LIBOR rate plus 1.50% plus a margin depending on the current Leverage Ratio (as defined in the Credit Agreement) equal to a range of 0.5% to 1%.

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

Pursuant to the Credit Agreement, as amended, significant subsidiaries organized under the laws of any state in the U.S., excluding Ziff Davis and subsidiaries, are required to guaranty j2 Global's obligations under the Credit Agreement. “Significant Domestic Subsidiary” is defined as a domestic subsidiary (excluding any "Unrestricted Subsidiary" as defined in the Senior Notes Indenture) that has total assets in excess of 4% of the total consolidated assets of j2 Global and its "Restricted Subsidiaries" (as defined in the Senior Notes Indenture) as of the end of the most recent fiscal quarter or had EBITDA (on a stand-alone basis)(as defined in the Credit Agreement) that exceeds 4% of j2 Global and its "Restricted Subsidiaries" for four fiscal quarters then most recently ended; provided that no such domestic subsidiary (excluding any "Unrestricted Subsidiary" and any Subsidiaries of any such Unrestricted Subsidiary) shall fail to be designated as a significant domestic subsidiary if such subsidiary, together will all other such domestic subsidiaries (excluding any "Unrestricted Subsidiary" as defined in the Senior Notes Indenture and any Subsidiaries of any such Unrestricted Subsidiary) that are otherwise not deemed to be significant domestic subsidiaries would represent, in the aggregate (1) 8% or more of the total consolidated assets of j2 Global and its "Restricted Subsidiaries" at the end of the most recently ended fiscal year or (2) 8% or more of EBITDA of j2 Global and its Restricted Subsidiaries for the most recently ended four quarter period. "Significant Foreign Subsidiary" is defined as a subsidiary that either (1) had net income for the fiscal quarter then most recently ended in excess of 10% of EBITDA for such fiscal quarter or (2) had assets in excess of 10% of the total assets of j2 Global and its subsidiaries on a consolidated basis as at the end of the fiscal quarter then most recently ended. Also pursuant to the Credit Agreement, the Company entered into a Security Pledge Agreement whereby j2 Global granted to Lender a security interest in 65% of the issued stock of j2 Global Holdings Limited, a wholly owned Irish subsidiary of j2 Global. j2 Global will also be required to grant a security interest to Lender in 65% of the issued stock of any future non-U.S. based significant subsidiary.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict j2 Global's ability to, among other things, grant liens, dispose of assets, incur indebtedness, guaranty obligations, merge or consolidate, acquire another company, make loans or investments or repurchase stock, in each case subject to exceptions customary for a credit facility of this size and type.

The Credit Agreement also contains financial covenants that establish minimum EBITDA and Leverage Ratio.

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

Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2020. Future minimum lease payments at December 31, 2013 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Operating Leases
Fiscal Year:
2014	$6,674
2015	6,167
2016	5,692
2017	3,838
2018	3,344
Thereafter	2,550
Total minimum lease payments	$28,265

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $7.7 million, $3.2 million and $2.9 million, respectively.

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are not subject to various telecommunication taxes. Moreover, the Company does not believe that its business and its users (by using our services) are subject to other indirect taxes, such as sales and use tax, value added tax (“VAT”), goods and services tax, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess our business and operations with respect to telecommunications and other indirect taxes.

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire November 2014, does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

The Company is currently under audit for indirect taxes in several states and municipalities. The Company currently has no reserves established for these matters, as the Company has determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

11.	Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$22,834	$20,759	$3,673
State	2,676	(289)	412
Foreign	9,415	11,639	11,443
Total current	34,925	32,109	15,528

Deferred:
Federal	3,678	2,427	6,761
State	(235)	314	2,012
Foreign	(3,193)	(1,591)	(1,951)
Total deferred	250	1,150	6,822

Total provision	$35,175	$33,259	$22,350

A reconciliation of the statutory federal income tax rate with j2 Global's effective income tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	35%	35%	35%
State income taxes, net	0.3	0.5	0.9
Foreign rate differential	(17.9)	(17.4)	(16)
Reserve for uncertain tax positions	4.3	4.9	(5.7)
Valuation Allowance	1.9	3.2	(0.1)
IRC Section 199 deductions	(0.5)	(3.4)	—
Other	1.6	(1.3)	2.2
Effective tax rates	24.7%	21.5%	16.3%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	9,596	2,890
Tax credit carryforwards	9,233	7,600
Accrued expenses	1,196	821
Allowance for bad debt	1,423	1,028
Share-based compensation expense	4,917	5,990
Basis difference in fixed assets	1,266	—
Impairment of investments	161	355
Gain on sale of intangible assets	123	137
Deferred revenue	812	270
State taxes	1,451	1,534
	30,178	20,625
Less: Valuation Allowance	(8,493)	(5,918)
Total deferred tax assets	21,685	14,707

Deferred tax liabilities:
Basis difference in fixed assets	—	(84)
Basis difference in intangible assets	(47,711)	(38,864)
Prepaid insurance	(369)	(224)
Other	(6,359)	(5,018)
Total deferred tax liabilities	(54,439)	(44,190)

Net deferred tax assets	(32,754)	(29,483)

The Company had approximately $21.7 million and $14.7 million in deferred tax assets as of December 31, 2013 and 2012, respectively, related primarily to tax credit carryforwards, net operating loss carryforwards and differences in share-based compensation between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2013, the Company had federal and state (California) net operating loss carryforwards (“NOLs”) of $22.9 million and $0.7 million, respectively, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes” as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global current estimates that all of the above-mentioned federal and a portion of the state NOLs will be available for use before their expiration. However, the Company expects a substantial portion of the state NOL to not be utilizable and thus recorded a valuation allowance against it as of December 31, 2013. These NOLs expire through the year 2028 for the federal and 2030 for the state. In addition, as of December 31, 2013 and 2012, the Company had state research and development tax credits of $0.9 million and $0.4 million, respectively, which last indefinitely. In addition, as of December 31, 2013, the Company had state enterprise zone tax credits of $0.5 million, which last indefinitely.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid tax payments were $11.3 million and $9.0 million at December 31, 2013 and 2012, respectively.

Uncertain Income Tax Positions

j2 Global accrues liabilities for uncertain income tax positions in accordance with the requirements of ASC 740. During 2013, j2 Global recognized a net increase of $7.1 million in liabilities related to positions taken during 2013. The Company also had a net decrease of $(1.6) million related to the reversal of positions taken in prior years. Accordingly, the Company had $43.9 million in liabilities for uncertain income tax positions at December 31, 2013. Included in this liability amount were $3.0 million accrued for related interest, net of federal income tax benefits and penalties recorded in income tax expense on j2 Global's consolidated statement of income.

A reconciliation of the Company's unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2013	$35,421
Decreases related to positions taken during a prior period	(1,646)
Increases related to positions taken in the current period	7,113
Balance at December 31, 2013	$40,888

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations due to ongoing audits. As a result of ongoing federal, state and foreign income tax audits (discussed below), it is reasonably possible that our entire reserve for uncertain income tax positions for the periods under audit will be released. It is also reasonably possible that the Company's reserves will be inadequate to cover the entire amount of any such income tax liability.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $389.5 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $61.0 million, $54.2 million and $60.5 million for the year ended December 31, 2013, 2012 and 2011, respectively, and income from foreign operations of $81.7 million, $100.7 million and $76.6 million for the year ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, the Company recorded tax benefits of $7.1 million, $3.3 million and $15.8 million from the exercise of non-qualifying stock options, restricted stock and disqualifying dispositions of incentive stock options as a reduction of j2 Global's income tax liability and an increase in equity, respectively.

Income Tax Audits:

j2 Global is currently under audit by the California Franchise Tax Board ("FTB") for tax years 2005 through 2007 and during the second quarter of 2013 were notified that the FTB will be auditing it for tax years 2009 through 2011. The FTB has also issued Information Document Requests regarding the 2004 and 2008 tax years, although no formal notice of audit for these years has been provided. During 2013, the Company was notified by the Illinois Department of Revenue that it will be audited for income tax for tax years 2008 and 2009. During 2013, the Company was notified by the New York City Department of Finance that it will be audited for income tax for tax years 2009 through 2011.

The Company is also under audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 and 2010 and during the second quarter of 2013 received notice that the IRS will be auditing it for tax year 2011. The Company has appealed the IRS tax examiner's decision regarding transfer pricing for tax years 2009 and 2010 with the IRS appeals office and the process remains on-going.

In addition, the Company is under income tax audit by the Canada Revenue Agency ("CRA") for tax years 2010 through 2011. During 2013, we were notified by the CRA that the income tax audit for tax years 2008 and 2009 has concluded with no changes and that tax year 2011 would be subject to an income tax audit. The Company is also under audit by the CRA for Goods and Services Tax for tax period beginning on October 1, 2008 and ending on September 30, 2012.

It is reasonably possible that these audits may conclude in the next 12 months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material However, it is not currently possible to estimate the amount, if any, of such change.

12.	Stockholders’ Equity

j2 Preferred Stock

In connection with the December 31, 2013 reorganization of Ziff Davis, Inc. ("ZD Inc.") into Ziff Davis, LLC ("ZD LLC") and the Company's acquisition of all of the minority holders' equity interests in ZD Inc., the Company issued j2 Series A Preferred Stock ("j2 Series A Stock") and j2 Series B Preferred Stock ("j2 Series B Stock").

j2 Series A Stock

Each share of j2 Series A Stock has a stated value of $1,000 and the aggregate stated value of all shares of Series A Stock is $5,064,000. The j2 Series A Stock is not convertible into any other securities. In the event ZD LLC pays any dividends or distributions to the Company in respect of the Company’s membership interests in ZD LLC (subject to certain exceptions in respect of senior interests), holders of the j2 Series A Stock will be entitled to receive a dividend in the aggregate with respect to all j2 Series A Stock equal to 2.4449% of such ZD LLC dividend (but only to the extent such dividend and all other dividends paid in respect of the series A preferred stock does not exceed a compounded annual rate of 15% on the stated value of the j2 Series A Stock).

The j2 Series A Stock has a liquidation preference over the j2 Series B Stock and a liquidation preference over j2 common stock in an amount up to, with respect to all shares of j2 Series A Stock, 2.4449% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company, after reduction in respect of certain senior interests (the "series A minority portion"), but in no event in an amount that exceeds the stated value of the j2 Series A Stock increased at a compounded annual rate of 15% (the "series A cap") and in no event in an amount that exceeds the lesser of the Company’s assets available for distribution and 2.4449% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company.

On or after January 2, 2019, the j2 Series A Stock will be mandatorily redeemable by the Company upon the occurrence of certain contingent liquidity events such as a sale, initial public offering or spin-off transactions involving ZD, LLC. Any or all of the j2 Series A Stock is subject to redemption by the Company at its option at any time. If the redemption occurs in connection with certain sale, initial public offering or spin-off transactions involving ZD LLC, the redemption price will be equal to an allocable portion of the enterprise value of ZD, LLC implied by such transaction with respect to the series A minority portion and based on certain factors to be determined by the Company’s Board of Directors in its sole good faith judgment, but in no event in an amount that would exceed the series A cap. If not in connection with such a transaction, the redemption price will be the series A cap.

j2 Series B Stock

The j2 Series B Stock is not convertible into any other securities.  In the event ZD LLC pays any dividends or distributions to the Company in respect of the Company’s membership interests in ZD LLC (subject to certain exceptions in respect of senior interests and the j2 Series A Stock), holders of the j2 series B preferred stock will be entitled to receive a dividend in the aggregate with respect to all j2 Series B Stock equal to 9.5579% of such ZD LLC dividend.

The j2 Series B Stock will have a liquidation preference junior to the liquidation preference of the j2 Series A Stock and a liquidation preference over the j2 common stock in an amount up to, with respect to all shares of j2 Series B Stock, 9.5579% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company, after reduction in respect of the j2 Series A Stock and certain other senior interests (the "series B minority portion"), but in no event in an amount that exceeds the lesser of the Company’s assets available for distribution and 9.5579% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company.

On or after January 2, 2019, the j2 Series B Stock will be mandatorily redeemable by the Company upon the occurrence of certain contingent liquidity events such as a sale, initial public offering or spin-off transactions involving ZD LLC. Any or all of the j2 Series B Stock is subject to redemption by the Company at its option at any time. If the redemption occurs in connection with certain sale, initial public offering or spin-off transactions involving ZD LLC, the redemption price will be equal to an allocable portion of the enterprise value of ZD LLC implied by such transaction with respect to the series B minority portion and based on certain factors to be determined by the Board of Directors of the Company in its sole good faith judgment. Otherwise, the redemption price will be equal to the fair market value of such share as determined by the Company’s Board of Directors in its sole good faith judgment.

The terms of the j2 Series A Stock and j2 Series B Stock are more fully described in the Certificates of Designation establishing the terms of such securities which are included as Exhibits 3.1 and 3.2 to the Current Report on Form 8-K filed by the Company on January 3, 2014.

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
In connection with the December 31, 2013 reorganization of ZD, Inc. into ZD, LLC, the Company acquired all of the minority holders' equity interests in ZD, Inc. As a result, on December 31, 2013, ZD LLC became a wholly-owned subsidiary of j2 Global, Inc. and the non-controlling interest was no longer outstanding.
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (See Note 22 - Subsequent Events - for a discussion regarding the extension of the share repurchase program through February 20, 2015). On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. At December 31, 2013, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2013, the Company purchased 105,828 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2013:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 12, 2013	$0.2325	February 25, 2013	March 4, 2013
May 7, 2013	$0.24	May 20, 2013	June 4, 2013
August 7, 2013	$0.2475	August 19, 2013	September 3, 2013
November 5, 2013	$0.255	November 18, 2013	December 4, 2013

On February 11, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock payable on March 10, 2014 to all stockholders of record as of the close of business on February 24, 2014 (See Note 21 - Subsequent Events). Future dividends will be subject to Board approval.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2013 and 2012.

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

At December 31, 2013, 2012 and 2011, options to purchase 845,198, 1,132,365 and 1,155,335 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $20.35, $21.94 and $19.80, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,794,394	$14.40
Granted	163,319	$29.42
Exercised	(1,820,678)	$7.92
Canceled	(49,340)	$24.76
Options outstanding at December 31, 2011	2,087,695	$20.99
Granted	67,000	$27.26
Exercised	(357,234)	$15.81
Canceled	(32,000)	$31.34
Options outstanding at December 31, 2012	1,765,461	$22.08
Granted	—	$—
Exercised	(569,204)	$23.90
Canceled	(20,600)	$21.79
Options outstanding at December 31, 2013	1,175,657	$21.21	4.0	$33,858,816
Exercisable at December 31, 2013	845,198	$20.35	3.1	$25,068,917
Vested and expected to vest at December 31, 2013	1,132,886	$21.01	3.9	$32,856,049

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2013.

The per share weighted-average grant-date fair values of options granted during the years 2012 and 2011 were $7.92 and $12.54, respectively.

The total intrinsic values of options exercised during the years ended December 31, 2013, 2012 and 2011 were $11.9 million, $4.5 million and $41.4 million, respectively. The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $4.7 million and $4.6 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $13.6 million, $5.6 million and $7.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $3.9 million, $1.6 million and $14.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, the exercise prices of options granted under and outside the 2007 Plan and the 1997 Plan ranged from $9.55 to $34.73, with a weighted-average remaining contractual life of 4.03 years.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2013	Weighted Average Exercise Price
$9.55	200,000	0.23 years	$9.55	200,000	$9.55
13.74 - 15.65	7,911	0.93 years	15.57	7,911	15.57
17.19	150,420	5.18 years	17.19	43,280	17.19
18.77	172,925	1.67 years	18.77	172,925	18.77
20.15 - 21.67	157,504	4.86 years	21.21	130,152	21.15
21.88 - 23.11	119,228	6.13 years	22.85	65,244	22.78
23.40 - 29.34	203,169	6.52 years	28.25	94,686	28.32
29.53 - 31.07	47,500	8.00 years	30.26	14,000	30.52
32.45	102,000	3.59 years	32.45	102,000	32.45
34.73	15,000	3.56 years	34.73	15,000	34.73
$9.55 - $34.73	1,175,657	4.03 years	$21.21	845,198	$20.35

At December 31, 2013, there were 887,343 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

As of December 31, 2013, there was $2.0 million of total unrecognized compensation expense related to nonvested share-based compensation awards granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 1.44 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. Beginning in the first quarter 2012, the Company estimates the expected term based upon the historical exercise behavior of our employees. Previously, the Company elected to use the simplified method for estimating the expected term. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Prior to the initial declaration of a cash dividend on August 1, 2011, the fair value of stock options, restricted stock and restricted stock units were measured based upon an expected dividend yield of 0.0%, as the Company did not historically pay cash dividends on its common stock. For awards granted on or subsequent to August 1, 2011, the Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.4%, 14.6% and 14.9% as of December 31, 2013, 2012 and 2011, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Year Ended December 31,
	2012	2011
Risk-free interest rate	1.1%	2.3%
Expected term (in years)	5.7	6.5
Dividend yield	3.2%	2.6%
Expected volatility	41.6%	41.8%

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$756	$844	$982
Operating expenses:
Sales and marketing	1,855	1,543	1,431
Research, development and engineering	434	459	477
General and administrative	6,675	6,286	6,103
	$9,720	$9,132	$8,993

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company granted 729,137, 390,210 and 130,212 shares of restricted stock and restricted units during the years ended December 31, 2013, 2012 and 2011, respectively, and recognized $7.1 million, $5.2 million and $3.9 million, respectively of related compensation expense. As of December 31, 2013, the Company had unrecognized share-based compensation cost of $20.2 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.0 years for awards and 3.6 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $6.4 million, $4.3 million and $3.2 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $1.4 million, $0.3 million and $0.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $68,000 for the year ended December 31, 2013.

Restricted stock award activity for the year ended December 31, 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	690,762	13.57
Vested	(296,966)	21.46
Canceled	(43,900)	24.46
Nonvested at December 31, 2013	1,178,371	$17.86

Restricted stock unit activity for the year ended December 31, 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	32,750
Granted	91,166
Vested	(1,700)
Canceled	(6,750)
Outstanding at December 31, 2012	115,466
Granted	38,375
Vested	(11,116)
Canceled	(33,000)
Outstanding at December 31, 2013	109,725	2.2	$5,487,347
Vested and expected to vest at December 31, 2013	74,509	1.9	$3,726,174

Ziff Davis, Inc. Equity Incentive Plan

In November 2012, Ziff Davis, Inc. ("ZD, Inc.") established the Ziff Davis, Inc. 2012 Equity Incentive Plan (the "Ziff Davis Plan"), providing incentives to selected directors, officers, employees and consultants. The Ziff Davis Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for the Ziff Davis Plan purposes is 15,000,000. In addition, certain stockholders have put rights under certain circumstances in which the stockholder may elect to cause ZD, Inc. to purchase any or all of the shares of common stock (to the extent vested pursuant to the terms of the Ziff Davis Plan) and preferred stock owned by such stockholder. ZD, Inc. also has the option to call under certain circumstances the common stock issued pursuant to the Ziff Davis Plan (to the extent vested pursuant to the terms of the Ziff Davis Plan) and shares of preferred stock. Management has determined that the circumstances in which the put right held by the stockholder is exercisable are within the control of the Company. Accordingly, management determined that liability classification is not required.

ZD, Inc. granted 13,035,000 shares of restricted stock during the year ended December 31, 2012 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. Based upon the terms of the Ziff Davis Series A Stock discussed in Note 9 - Mandatorily Redeemable Financial Instrument, the Company determined at the relevant grant date that the fair value of the ZD, Inc. restricted stock was zero. Accordingly, no compensation expense was recorded for the ZD, Inc. restricted stock for the year ended December 31, 2012.

In connection with the December 31, 2013 reorganization of ZD, Inc. into Ziff Davis, LLC, the Company acquired all of the minority holders' equity interests in ZD, Inc. As a result, on December 31, 2013, Ziff Davis LLC became a wholly-owned subsidiary of j2 Global, Inc. No further securities are issuable under the Ziff Davis Plan.
Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2013, 2012 and 2011, 5,402, 5,797 and 5,235 shares, respectively were purchased under the Purchase Plan at price ranging from $52.23 to $30.23 per share. As of December 31, 2013, 1,640,199 shares were available under the Purchase Plan for future issuance.

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

December 31, 2013 and 2012, the Company accrued $0.1 million and $0.1 million, respectively, for contributions to the 401(k) Savings Plans.

15.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$107,522	$121,580	$114,766
Net income available to participating securities (a)	(2,105)	(2,075)	(1,932)
Net income available to j2 Global, Inc. common shareholders	105,417	119,505	112,834
Denominator:
Weighted-average outstanding shares of common stock	45,548,767	45,459,712	45,799,615
Dilutive effect of:
Dilutive effect of equity incentive plans	591,252	321,946	585,233
Common stock and common stock equivalents	46,140,019	45,781,658	46,384,848
Net income per share:
Basic	$2.31	$2.63	$2.46
Diluted	$2.28	$2.61	$2.43

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2013, 2012 and 2011, there were zero, 527,319 and 421,319 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue by segment:
Business Cloud Services	$390,104	$361,684	$330,159
Digital Media	131,146	9,712	—
Elimination of inter-segment revenues	(449)	—	—
Total revenue	520,801	371,396	330,159

Direct costs by segment(1):
Business Cloud Services	191,169	174,324	165,833
Digital Media	124,413	6,823	—
Direct costs by segment(1):	315,582	181,147	165,833

Business Cloud Services operating income	198,935	187,360	164,326
Digital Media operating income	6,733	2,889	—
Segment operating income	205,668	190,249	164,326

Global operating costs(2)	30,245	28,087	28,376
Income from operations	$175,423	$162,162	$135,950

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

	2013	2012
Assets:
Business Cloud Services	$818,722	$788,828
Digital Media	333,286	204,244
Total assets from reportable segments	1,152,008	993,072
Corporate	1,781	2,098
Total assets	$1,153,789	$995,170

	2013	2012	2011
Capital expenditures:
Business Cloud Services	10,979	4,240	6,320
Digital Media	6,635	380	—
Total from reportable segments	$17,614	$4,620	$6,320
Corporate	1,012	441	524
Total capital expenditures	$18,626	$5,061	$6,844

Depreciation and amortization:
Business Cloud Services	24,148	20,473	19,342
Digital Media	14,963	1,167	—
Total from reportable segments	$39,111	$21,640	$19,342
Corporate	677	512	415
Total depreciation and amortization	$39,788	$22,152	$19,757

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$369,507	$233,585	$203,153
Canada	73,130	79,656	83,066
Ireland	41,398	41,248	42,652
All other countries	36,766	16,907	1,288
Total	$520,801	$371,396	$330,159

	December 31, 2013	December 31, 2012
Long-lived assets:
United States	$170,247	$105,549
All other countries	51,675	46,554
Total	$221,922	$152,103

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

Until the fourth quarter of 2011, the Company leased its headquarters office from a company that was affiliated with the Company's Chairman of the Board. That company sold its interest in our headquarters to a third-party during the fourth quarter 2011. For fiscal years 2013, 2012 and 2011, j2 Global paid zero, zero and $1.2 million, respectively, in rent to this company. j2 Global believes this lease was entered into at prevailing market rates, and that all expense reimbursements were based on actual amounts paid to third parties without markup or markdown.

18.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2013, 2012 and 2011 was $21.1 million, $0.4 million and $0.1 million, respectively, substantially all of which related to interest on outstanding debt, foreign taxes and interest on settled acquisition holdback.

Cash paid for income taxes net of refunds received was $28.3 million, $20.4 million and $13.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company acquired property and equipment for $0.9 million, $0.6 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2013, 2012 and 2011, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $7.1 million, $3.3 million and $15.8 million, respectively.

Included in the purchase prices of the acquisitions closed during the years ended December 31, 2013, 2012 and 2011 were contingent holdbacks of $7.0 million, $2.5 million and $1.0 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date.

In connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC, the Company acquired, in a non-cash transaction, all of the minority holders' equity interests in ZD, Inc., which included shares of Ziff Davis, Inc. Series A Preferred Stock and Ziff Davis, Inc. common stock. In this transaction, the Company issued the minority holders an aggregate fair market value of j2 common stock, j2 Series A Preferred Stock and j2 Series B Preferred Stock equal to the fair market value of the minority holders' shares in ZD, Inc. (see Note 12 - Stockholders' Equity). As a result of this reorganization, on December 31, 2013, the Ziff Davis Series A Preferred Stock and Ziff Davis common stock was extinguished, resulting in loss on extinguishment of debt and related interest expense of $14.4 million within the consolidated statement of income, in accordance with ASC 480, Distinguishing Liabilities from Equity.

19.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the year ended December 31, 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$1,811	$(1,899)	$(88)
Other comprehensive income before reclassifications	4,236	(10)	4,226
Amounts reclassified from accumulated other comprehensive income	9	88	97
Net current period other comprehensive income	4,245	78	4,323
Ending balance	$6,056	$(1,821)	$4,235

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
Year Ended December 31, 2013
Cumulative translation adjustment	$116	Other expense (income), net
	116	Total, before income taxes
	(28)	Income tax expense (benefit)
	88	Total, net of tax

Unrealized gain (loss) on available-for-sale investments	14	Other expense (income), net
	14	Total, before income taxes
	(5)	Income tax expense (benefit)
	9	Total, net of tax
Total reclassifications for the period	$97	Total, net of tax

20.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2013 and 2012 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$138,035	$127,788	$141,361	$113,617
Gross profit	115,857	105,987	118,682	93,382
Net income attributable to j2 Global, Inc. common shareholders	20,754	27,806	36,040	22,922
Net income per common share:
Basic	$0.45	$0.60	$0.78	$0.50
Diluted	$0.44	$0.59	$0.77	$0.49
Weighted average shares outstanding
Basic	45,867,769	45,729,171	45,428,230	45,160,140
Diluted	46,382,363	46,291,631	46,018,245	45,668,167

	Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$102,033	$93,246	$89,465	$86,652
Gross profit	83,375	76,943	73,278	70,788
Net income attributable to j2 Global, Inc. common shareholders	30,203	31,650	31,188	28,539
Net income per common share:
Basic	$0.66	$0.69	$0.68	$0.61
Diluted	$0.65	$0.69	$0.67	$0.60
Weighted average shares outstanding
Basic	45,071,204	45,002,565	45,373,930	46,400,441
Diluted	45,423,502	45,340,111	45,569,564	46,794,603

21.	Unrestricted Subsidiaries (unaudited)

As of December 31, 2013, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiary” under the indenture governing j2 Global's Notes:

Ziff Davis, LLC and subsidiaries.

As required by the indenture governing j2 Global's Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The consolidated financial position of the Unrestricted Subsidiaries as of December 31, 2013 is as follows (in thousands):

December 31, 2013
ASSETS
Cash and cash equivalents	$16,506
Accounts receivable	47,804
Prepaid expenses and other current assets	3,090
Deferred income taxes	2,704
Total current assets	70,104
Property and equipment, net	13,358
Trade names, net	49,701
Customer relationships, net	53,169
Goodwill	140,740
Other purchased intangibles, net	3,208
Deferred income taxes	1,463
Other assets	1,543
Total assets	$333,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$23,087
Income taxes payable	3,294
Deferred revenue	2,743
Deferred income taxes	679
Total current liabilities	29,803
Deferred income taxes	21,696
Total liabilities	51,499
Additional paid-in capital	297,390
Retained earnings	(15,366)
Accumulated other comprehensive loss	(237)
Total stockholders’ equity	281,787
Total equity	281,787
Total liabilities and stockholders’ equity	$333,286

The consolidated results of operations of the Unrestricted Subsidiaries for the year ended December 31, 2013 is as follows (in thousands):

Year Ended December 31,
2013
Revenues	$131,146

Cost of revenues	16,982
Gross profit	114,164
Operating expenses:
Sales and marketing	64,923
Research, development and engineering	5,427
General and administrative	37,082
Total operating expenses	107,432
Income from operations	6,732
Other income (expenses):
Interest expense (income), net	11,215
Other expense (income), net	12,229
Loss before income taxes	(16,712)
Income tax (benefit) expense	(265)
Net loss	(16,447)
Less net income attributable to noncontrolling interest	—
Net loss attributable to common stockholders	$(16,447)

22..	Subsequent Events

On February 10, 2014, in a cash transaction the Company acquired LiveDrive Holdings, Ltd., a UK-based provider of online backup with added file sync features for professionals and individuals.

On February 11, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock payable on March 10, 2014 to all stockholders of record as of the close of business on February 24, 2014.

On February 11, 2014, the Company's Board of Directors extended by one year the Company's share repurchase program set to expire February 20, 2014 to February 20, 2015.

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

(b) Management’s Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 1992 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2013. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. j2 Global, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, j2 Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial schedule of j2 Global, Inc. and its subsidiaries, and our report dated February 28, 2014 expressed an unqualified opinion.

/s/ SingerLewak LLP
Los Angeles, California
February 28, 2014

Item 9B. Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2013 Proxy Statement”) for the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements.

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
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
3.1.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.5 Certificate of Amendment to Amended and Restated Certificate of Incorporation (8)
3.1.6 Certificate of Ownership and Merger (12)
3.1.7    Certificate of Designation of Series A Preferred Stock (17)
3.1.8    Certificate of Designation of Series B Preferred Stock (17)
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
Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and
Anand Narasimhan (1)

10.8          Credit Agreement dated as of January 5, 2009 with Union Bank N.A (10)
10.8.1          Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 with Union
Bank N.A. (11)
10.8.2    Amendment No. 4 dated November 19, 2013 to the Credit Agreement dated January 5, 2009 with Union          Bank N.A. (16)
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
(12) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.
(13) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
(14) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on December 19, 2012.
(15) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on February 7, 2013.
(16) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on November 25, 2013.
(17) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on January 3, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

j2 Global, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 28, 2014.

Signature	Title

/s/ NEHEMIA ZUCKER	Chief Executive Officer (Principal Executive Officer)
Nehemia Zucker

/s/ KATHLEEN M. GRIGGS	Chief Financial Officer (Principal Financial Officer)
Kathleen M. Griggs

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ MICHAEL P. SCHULHOF	Director
Michael P. Schulhof

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts	3,213	3,134	(2,242)	4,105
Deferred tax asset valuation allowance	5,918	3,661	(1,086)	8,493
Year Ended December 31, 2012:
Allowance for doubtful accounts	3,404	4,289	(4,480)	3,213
Deferred tax asset valuation allowance	515	5,536	(133)	5,918
Year Ended December 31, 2011:
Allowance for doubtful accounts	2,588	6,900	(6,084)	3,404
Deferred tax asset valuation allowance	1,091	196	(772)	515

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.