Form 10-Q
period 2014-03-31
J2 GLOBAL, INC.
filed 2014-05-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the registrant had 47,553,114 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED MARCH 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$208,068	$207,801
Short-term investments	71,300	90,789
Accounts receivable, net of allowances of $3,714 and $4,105, respectively	63,666	67,245
Prepaid expenses and other current assets	24,343	20,064
Deferred income taxes	2,110	3,126
Total current assets	369,487	389,025
Long-term investments	35,698	47,351
Property and equipment, net	38,829	31,200
Trade names, net	82,034	83,108
Patent and patent licenses, net	28,092	28,530
Customer relationships, net	124,979	100,980
Goodwill	483,255	457,422
Other purchased intangibles, net	11,158	10,915
Deferred income taxes	1,369	1,845
Other assets	3,383	3,413
Total assets	$1,178,284	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$54,084	$69,570
Income taxes payable	4,837	1,569
Deferred revenue, current	49,606	36,326
Liability for uncertain tax positions	5,711	5,535
Deferred income taxes	344	1,892
Total current liabilities	114,582	114,892
Long-term debt	245,796	245,670
Liability for uncertain tax positions	38,504	38,329
Deferred income taxes	34,703	35,833
Deferred revenue, non-current	12,460	11,189
Other long-term liabilities	3,873	1,458
Total liabilities	449,918	447,371
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding 5,064	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding 4,155	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,680,714 and 45,105,076 shares, respectively	467	461
Additional paid-in capital	227,149	216,872
Retained earnings	498,318	484,850
Accumulated other comprehensive income	2,432	4,235
Total stockholders’ equity	728,366	706,418
Total liabilities and stockholders’ equity	$1,178,284	$1,153,789
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Total revenues	134,124	$113,617

Cost of revenues (including share-based compensation of $154 and $214 for the three months of 2014 and 2013, respectively)	23,388	20,235
Gross profit	110,736	93,382
Operating expenses:
Sales and marketing (including share-based compensation of $491 and $418 for the three months of 2014 and 2013, respectively)	32,959	29,638
Research, development and engineering (including share-based compensation of $140 and $106 for the three months of 2014 and 2013, respectively)	7,213	6,746
General and administrative (including share-based compensation of $1,599 and $1,610 for the three months of 2014 and 2013, respectively)	28,979	24,011
Total operating expenses	69,151	60,395
Operating income	41,585	32,987
Interest expense (income), net	4,948	4,877
Other expense (income), net	(319)	(161)
Income before income taxes	36,956	28,271
Income tax expense	8,191	5,500
Net income	$28,765	$22,771
Less net loss attributable to noncontrolling interest	—	(151)
Net income attributable to j2 Global, Inc. common shareholders	$28,765	$22,922
Net income per common share:
Basic	$0.61	$0.50
Diluted	$0.60	$0.49
Weighted average shares outstanding:
Basic	46,365,158	45,160,140
Diluted	46,765,732	45,668,167
Cash dividends paid per common share	$0.2625	$0.2325

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$28,765	$22,771
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of $201 and ($714) for three months of 2014 and 2013, respectively	837	(1,753)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of ($1,529) and $1,628 for the three months of 2014 and 2013, respectively	(2,640)	2,821
Other comprehensive income (loss), net of tax	(1,803)	1,068
Comprehensive income	26,962	23,839
Net loss attributable to noncontrolling interest	—	(151)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit) of $0 and ($6) for the three months of 2014 and 2013, respectively	—	(7)
Comprehensive income attributable to j2 Global, Inc.	$26,962	$23,997

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$28,765	$22,771
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,137	8,762
Amortization of discount or premium of investments	352	453
Amortization of financing costs and discounts	162	150
Share-based compensation	2,384	2,348
Excess tax benefits from share-based compensation	(4,082)	(280)
Provision for doubtful accounts	732	833
Deferred income taxes	(211)	(1,446)
(Gain) loss on sale of available-for-sale investments	(40)	—
Decrease (increase) in:
Accounts receivable	8,452	2,495
Prepaid expenses and other current assets	(1,657)	(139)
Other assets	147	357
(Decrease) increase in:
Accounts payable and accrued expenses	(16,228)	160
Income taxes payable	4,723	2,138
Deferred revenue	205	92
Liability for uncertain tax positions	351	1,294
Other	102	60
Net cash provided by operating activities	37,294	40,048
Cash flows from investing activities:
Maturity of certificates of deposit	8,210	22,106
Purchase of certificates of deposit	—	(8,165)
Sales of available-for-sale investments	29,705	31,932
Purchase of available-for-sale investments	(11,213)	(35,244)
Purchases of property and equipment	(2,936)	(1,933)
Acquisition of businesses, net of cash received	(49,068)	(62,771)
Purchases of intangible assets	(915)	(333)
Net cash used in investing activities	(26,217)	(54,408)
Cash flows from financing activities:
Debt issuance costs	—	(47)
Repurchases of common stock and restricted stock	(4,042)	(2,069)
Issuance of common stock under employee stock purchase plan	55	56
Exercise of stock options	4,926	2,025
Dividends paid	(12,418)	(10,684)
Excess tax benefits from share-based compensation	4,082	280
Deferred payments for acquisitions	(3,314)	—
Net cash used in financing activities	(10,711)	(10,439)
Effect of exchange rate changes on cash and cash equivalents	(99)	(755)
Net change in cash and cash equivalents	267	(25,554)
Cash and cash equivalents at beginning of period	207,801	218,680
Cash and cash equivalents at end of period	$208,068	$193,126
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property ("IP") to third parties. The Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content and an innovative data-driven platform connecting advertisers with visitors to those properties and to visitors of third party websites that are part of the Digital Media Division's advertising network.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested primarily at major financial institutions within the United States, United Kingdom and Ireland, with cash and cash equivalents also held at financial institutions within several other countries, including Australia, Austria, Canada, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

At March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2014 presentation.

2.	Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for fiscal years beginning after December 15, 2013. This new guidance did not have a material impact on our financial statements.

3.	Business Acquisitions

The Company completed the following acquisitions during the first three months of fiscal 2014, all within the Business Cloud Services segment, and paid the purchase price in cash in each transaction: (a) share purchase of City Numbers®, a Birmingham, UK-based worldwide provider of inbound local, national and international toll free phone numbers in over 80 countries; (b) share and asset purchase of Securstore®, an Iceland-based provider of cloud backup and recovery services for corporate and enterprise networks; (c) share purchase of Livedrive®, a UK-based provider of online backup with added file synchronization features for professionals and individuals; (d) asset purchase of Faxmate, a Brisbane, Australia-based provider of Internet fax; (e) share purchase of Critical Software Ltd., a UK-based email security and management company operating under the brand name iCriticalTM; and (f) other immaterial share and asset acquisitions.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of March 31, 2014, reflect the results of operations of all 2014 acquisitions. For the three months ended March 31, 2014, these acquisitions contributed $4.5 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company's integration activities. Total consideration for these transactions was $70.6 million, net of cash acquired and including $18.9 million in assumed liabilities consisting primarily of deferred revenues, trade accounts payable, and other accrued liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$5,427
Property and Equipment	6,112
Other Assets	1,000
Software	2,246
Trade Names	80
Customer Relationships	29,469
Other Intangibles	5
Goodwill	26,291
Total	$70,630

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts for certain intangible assets (including trade names, software and customer relationships), preliminary working capital and related tax items. During the first quarter of 2014, the Company recorded final adjustments to the initial working capital related to a prior period Digital Media acquisition, which resulted in an increase to goodwill in the amount of $0.2 million. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2014 is $26.3 million, of which $0.7 million is expected to be deductible for income tax purposes.

4.	Investments

Short-term investments consist generally of corporate and governmental debt securities and certificates of deposits, which are stated at fair market value. Realized gains and losses of short and long-term investments are recorded using the specific identification method.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2014	December 31, 2013
Due within 1 year	$39,186	$46,339
Due within more than 1 year but less than 5 years	33,220	44,865
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,478	2,486
Total	$74,884	$93,690

The following table summarizes the Company’s investments designated as available-for-sale (in thousands):

	March 31, 2014	December 31, 2013
Available-for-sale	100,766	123,737
Total	$100,766	$123,737

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of March 31, 2014 and December 31, 2013 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Debt Securities	$74,767	$151	$(34)	$74,884
Equity Securities	20,610	5,508	(236)	25,882
Total	$95,377	$5,659	$(270)	$100,766
December 31, 2013
Debt Securities	$93,569	$158	$(37)	$93,690
Equity Securities	20,610	9,558	(121)	30,047
Total	$114,179	$9,716	$(158)	$123,737

At March 31, 2014, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2014. At March 31, 2014, equity securities were recorded as available-for-sale and represent a strategic equity investment. At March 31, 2014, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments in an unrealized loss position as of March 31, 2014 and December 31, 2013, but in a continuous unrealized loss position for less than 12 months had a fair value of $32.3 million and $37.3 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of March 31, 2014 and December 31, 2013 had a fair value of zero and $2.0 million, respectively, of which loss positions are determined to be temporary in nature.

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

The Company measures its cash equivalents and investments at fair value. j2 Global’s cash equivalents, short-term investments and other debt securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The fair value of the Notes (See Note 7 - Long-Term Debt) was determined using the quoted market prices of debt instruments with similar terms, credit rating and maturities, which are considered Level 2 inputs. The total carrying value of long-term debt was $245.8 million and $245.7 million, and the corresponding fair value was approximately $287.3 million and $283.3 million, at March 31, 2014 and December 31, 2013, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$66,811	$—	$—	$66,811
Time deposits	30,797	—	—	30,797
Corporate commercial papers	999	—	—	999
Certificates of deposit	6,233	—	—	6,233
Equity securities	25,882	—	—	25,882
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	19,219	—	—	19,219
Debt securities issued by states of the U.S. and political subdivisions of the states	2,275	—	—	2,275
Debt securities issued by foreign governments	2,049	—	—	2,049
Corporate debt securities	51,340	—	—	51,340
Total	$205,605	$—	$—	$205,605

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$101,232	$—	$—	$101,232
Time deposits	22,773	—	—	22,773
Certificates of deposit	14,402	—	—	14,402
Equity securities	30,047	—	—	30,047
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,702	—	—	23,702
Debt securities issued by states of the U.S. and political subdivisions of the states	3,296	—	—	3,296
Corporate debt securities	66,692	—	—	66,692
Total	$262,144	$—	$—	$262,144

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Balance as of January 1, 2014	$457,422
Goodwill acquired (Note 3)	26,291
Purchase accounting adjustments	(981)
Foreign exchange translation	523
Balance as of March 31, 2014	$483,255

The Company's goodwill balance was $483.3 million as of March 31, 2014, of which $342.9 million and $140.4 million were recorded in the Business Cloud Services and Digital Media segment, respectively. Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of March 31, 2014 and December 31, 2013 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	March 31, 2014	December 31, 2013
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of March 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	16.7 years	$67,073	$(12,418)	$54,655
Patent and patent licenses	7.9 years	59,816	(31,724)	28,092
Customer relationships	8.9 years	169,853	(44,874)	124,979
Other purchased intangibles	5.3 years	18,906	(13,180)	5,726
Total		$315,648	$(102,196)	$213,452

As of December 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.0 years	$66,911	$(11,182)	$55,729
Patent and patent licenses	8.1 years	58,446	(29,916)	28,530
Customer relationships	8.1 years	139,362	(38,382)	100,980
Other purchased intangibles	5.0 years	18,149	(12,666)	5,483
Total		$282,868	$(92,146)	$190,722

Amortization expense, included in general and administrative expense, approximated $10.0 million and $6.8 million for the three month periods ended March 31, 2014 and 2013, respectively.  Amortization expense is estimated to approximate $41.5 million, $37.9 million, $31.9 million, $26.9 million and $19.1 million for fiscal years 2014 through 2018 respectively, and $66.2 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

On July 26, 2012, j2 Global issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Notes”) due August 1, 2020. j2 Global received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of March 31, 2014, the unamortized discount on long-term debt was approximately $4.2 million. Unamortized other fees of approximately $1.2 million were incurred in connection with the issuance of the Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Global has the option to call the Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Global may redeem the Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Global may redeem up to 35% of the aggregate principal amount of the Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Notes at 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the repurchase date. The Notes are not guaranteed by any of j2 Global's subsidiaries as of March 31, 2014, because, as of such date, all of j2 Global's existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture).  If j2 Global or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Global's obligations under the Notes.

The indenture to the Notes contains certain restrictive and other covenants applicable to j2 Global and subsidiaries designated as restricted subsidiaries, including but not limited to limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of March 31, 2014, j2 Global was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

The amount recorded in long-term debt in the consolidated balance sheet for the Notes is equal to the aggregate principal amount of the Notes, net of initial purchaser's discounts. The estimated fair value of the Notes was $287.3 million as of March 31, 2014 and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Notes as of March 31, 2014.

Cash paid for interest for the three months ended March 31, 2014 was $10.0 million.

Long-term debt as of March 31, 2014 consists of the following (in thousands):

Notes	$245,796

Total long-term debt	245,796
Less: Current portion	—
Total long-term debt, less current portion	$245,796

8.	Commitments and Contingencies

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
On September 23, 2011, j2 Global and one of its affiliates filed suit against Vitelity in the Central District of California, alleging infringement of the ‘638 and ‘066 Patents. On April 3, 2014, this action was dismissed pursuant to a settlement agreement.

On February 21, 2012, EC Data filed a complaint against j2 Global and one of its affiliates in the United District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the ‘638 and ‘066 Patents. On April 9, 2012, j2 Global filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On October 25, 2013, EC Data filed an amended complaint asserting claims for declaratory judgments of non-infringement and invalidity of the ‘638, ‘132, and ‘066 Patents, and U.S. Patent No. 6,597,688 (the “‘688 Patent”). On April 3, 2014 this action was dismissed pursuant to a settlement agreement.

On June 28, 2013, j2 Global filed suit against EC Data in the Central District of California, alleging infringement of the ‘980 Patent. On April 3, 2014, this action was dismissed pursuant to a settlement agreement.

On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation proceeding entitled In re: Unified Messaging Solutions LLC and Advanced Messaging Technologies, Inc. Patent Litigation (N.D. Ill. Master Docket No. 12 C 6286). In that litigation, a company with certain rights to assert patents owned by the j2 Global affiliate has asserted those patents against a number of defendants, and those defendants have filed counterclaims for, inter alia, non-infringement, unenforceability, and invalidity of U.S. Patent Nos. 6,857,074; 7,836,141; 7,895,306; 7,895,313 and 7,934,148. On December 20, 2013, the Court issued a claim construction ruling, construing certain terms of the patents-in-suit.
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
On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against IGC in the United States District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, and attorneys’ fees and costs. On February 18, 2009, the Court granted the j2 Global affiliate’s motion to stay the case pending the conclusion of the j2 Global affiliate’s appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues as this action. On January 22, 2010, the United States Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010 the Court lifted the stay. On September 2, 2011, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. On October 21, 2011, IGC filed a motion to strike certain of the affirmative defenses asserted by the j2 Global affiliate, which the Northern District of Georgia Court granted in part on July 26, 2012, striking certain of the affirmative defenses at issue. Following additional discovery, on June 20, 2012, the j2 Global affiliate filed a motion to dismiss its infringement claims and IGC's counterclaims for declaratory relief. On July 27, 2012, the Northern District of Georgia Court granted the j2 Global affiliate’s motion to dismiss, dismissing the j2 Global affiliate’s infringement claims and IGC’s related declaratory judgment counterclaims. On June 28, 2013, the Court bifurcated discovery, with the first stage of discovery limited to the issue of whether the j2 Global affiliate’s infringement claims were objectively baseless. The period for discovery into that issue ended on February 3, 2014. Also on February 3, 2014, IGC moved for leave to file amended counterclaims to assert a breach of contract claim. On March 12, 2014, j2 moved for summary judgment on IGC’s remaining antitrust claims. Both of those motions remain pending.
On July 2, 2012, IGC filed suit against j2 Global and its affiliate in the United States District Court for the Northern District of California (“Northern District of California”), alleging that j2 Global - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys' fees, costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On August 24, 2012, j2 Global filed a motion to dismiss or alternatively to transfer the case to the Central District of California. The motion was heard on October 26, 2012; the Court denied the motion on March 29, 2013. On April 12, 2013, j2 Global filed its answer and asserted counterclaims for infringement of the ‘638, ‘066, ‘688, and ‘132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the ‘638, ‘066, ‘688, and ‘132 Patents, implied license and exhaustion, punitive damages, attorneys’ fees and costs. On June 28, 2013, the Court granted in part and denied in part j2 Global’s motion to dismiss certain of IGC’s counterclaims, dismissing the claims for declaratory judgment of exhaustion and punitive damages. On January 31, 2014, j2 moved for summary judgment on IGC’s breach of contract claims. On March 21, 2014, the Court granted summary judgment.
On June 27, 2013, j2 Global filed suit against IGC in the Northern District of California, alleging infringement of the ‘980 Patent. On August 29, 2013, IGC filed counterclaims for declarations of invalidity, unenforceability, and non-infringement of the ‘980 Patent; an implied license to the ‘980 Patent; and breach and specific enforcement of an alleged covenant not to sue IGC. On September 26, 2013, j2 moved to dismiss IGC’s counterclaims for unenforceability and an implied license of the ‘980 Patent and for breach and specific performance of the contract not to sue. On February 26, 2014, the Court granted j2’s motion to dismiss in part, dismissing IGC’s claim for declaratory judgment of unenforceability of the ‘980 Patent and striking related affirmative defenses. On October 18, 2013, the Court consolidated IGC’s breach of contract counterclaim with the other case pending in the Northern District of California and stayed j2 Global's patent infringement claims pending resolution of the breach of contract claims. On March 21, 2014, the Court granted summary judgment on IGC’s breach of contract counterclaims.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“j2 Canada”), in the Ontario Superior Court of Justice, alleging that Protus breached a contract with Pantelakis in connection with Protus’s e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest, and costs. On November 6, 2012, Pantelakis filed a second amended statement of claim adding claims for negligence and breach of contract. Following a pre-trial, Pantelakis expressed a desire to bring a motion seeking to remove Ontario counsel for j2 Canada due to an alleged conflict of interest. This motion was subsequently adjourned, as Pantelakis changed legal counsel. The parties are scheduled to have additional discussions, at which time Pantelakis will determine whether or not to proceed with this motion.
On January 18, 2013, Paldo Sign and Display Company (“Paldo”), filed an amended complaint adding j2 Global, j2 Canada, and a former j2 Canada employee, Tyler Eyamie (“Eyamie”), as additional defendants in an existing purported class action pending in the United States District Court for the Northern District of Illinois. The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from a customer’s alleged use of the j2 Canada system to send unsolicited facsimile transmissions. On August 23, 2013, Paldo filed a second amended complaint to add a second plaintiff, Sabon, Inc. (“Sabon”). j2 Global and j2 Canada filed a motion to dismiss the ICFA and conversion claims, which was granted. Paldo and Sabon seek statutory damages, costs, attorneys’ fees and injunctive relief for the remaining TCPA claims. Eyamie filed a motion to dismiss for lack of personal jurisdiction, which was granted on March 11, 2014. The discovery period commenced on April 17, 2014, and will close in August 2015. The case is set for trial in late January 2016.
On February 19, 2013, Asher & Simons, P.A. (“Simons”) and Dr. Stuart T. Zaller, LLC (“Zaller”) filed suit against j2 Global and j2 Canada in the Circuit Court for Baltimore County, Maryland, alleging violations of the TCPA. j2 Global was dismissed from the lawsuit for lack of personal jurisdiction and in Q1 2014 the entire case was dismissed pursuant to a settlement agreement.
On December 16, 2013, Anthony Jenkins filed a purported class action against “j2 Global, carrying on business as eFax” in the Central District of California. An amended complaint was filed on March 18, 2014 adding two named plaintiffs. The amended complaint includes causes of action for breach of contract, several state statutory violations and conversion. The claims arose either out of alleged difficulties some users encountered in canceling their eFax® online fax accounts or out of j2 Global allegedly being unjustly enriched and converting users’ funds. The potential class representatives are seeking damages, statutory damages, restitution, attorneys’ fees, interest, costs and injunctive relief on behalf of themselves and a purported nationwide class of persons allegedly similarly situated. On April 7, 2014, j2 Global filed a motion to dismiss the amended complaint. Plaintiffs have yet to file a responsive pleading to the motion to dismiss.

On January 7, 2011 the Department of Revenue for the State of Washington (“Washington Department of Revenue”) issued assessments to j2 Global for business and occupations and retail sales tax for the periods January 1, 2004 through December 31, 2008 and January 1, 2009 through September 30, 2010. On February 4, 2011, j2 Global filed a petition for correction with the Washington Department of Revenue. On November 16, 2012, the Washington Department of Revenue issued a determination denying j2 Global’s petition. j2 Global paid the assessments on or about December 13, 2012 and on June 21, 2013 filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County, seeking a refund of the entire amount paid and asserting various declarations that the State improperly imposed tax. Discovery is ongoing.
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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended March 31, 2014, the effective tax rate was 22.2%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $11.6 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively, and income from foreign operations of $25.4 million and $22.9 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had $44.2 million and $43.9 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $3.3 million for the three months ended March 31, 2014.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $13.6 million and $11.3 million at March 31, 2014 and December 31, 2013, respectively.

Income Tax Audits:

j2 Global is currently under income tax audit by the California Franchise Tax Board (“FTB”) for tax years 2005 through 2007 and for tax years 2009 through 2011. The FTB has also issued Information Document Requests regarding the 2004 and 2008 tax years, although no formal notice of audit for these years has been provided. The Company is currently under audit by the Illinois Department of Revenue for income tax for tax years 2008 and 2009. The Company is currently under audit by the New York City Department of Finance for income tax for tax years 2009 through 2011.

The Company is also under income tax audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 and 2011. The Company has appealed the IRS tax examiner's decision regarding transfer pricing for tax years 2009 and 2010 to the IRS appeals office and that process remains on-going.

In addition, the Company is under income tax audit by the Canada Revenue Agency (“CRA”) for tax years 2010 through 2011. The Company is also under audit by the CRA for Goods and Services Tax for the tax period beginning on October 1, 2008 and ending on September 30, 2012.

It is reasonably possible that these audits may conclude in the next 12 months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

10.	Stockholders’ Equity

Non-Controlling Interest

Non-controlling interests represent equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to j2 Global (i.e., minority interests). Non-controlling interests include the minority equity holders' proportionate share of the equity of Ziff Davis, LLC (formerly Ziff Davis, Inc.) and its subsidiaries ("Ziff Davis").

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders' equity, separately from the equity held by the Company. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Ziff Davis. Net income and other comprehensive income is then attributed to the Company's interest and the non-controlling interests. Net income (loss) to non-controlling interests is deducted from net income in the condensed consolidated statements of income to determine net income (loss) attributable to the Company's common stockholders.
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 11, 2014 extended the 2012 Program through February 20, 2015.  During the three month period ended March 31, 2014, no shares were repurchased under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2014, the Company purchased 82,509 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2014, 246,029 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-

statutory stock options. As of March 31, 2014, 576,662 shares underlying options and 104,200 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,175,657	$21.21
Granted	—	—
Exercised	(352,966)	14.46
Canceled	—	—
Outstanding at March 31, 2014	822,691	24.10	4.7	$21,344,914
Exercisable at March 31, 2014	611,372	23.33	3.9	$16,335,927
Vested and expected to vest at March 31, 2014	793,255	$23.97	4.6	$20,685,031

The aggregate intrinsic values of options exercised during the three months ended March 31, 2014 and 2013 were $12.3 million and $1.4 million, respectively.

As of March 31, 2014 and December 31, 2013, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $1.5 million and $2.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the three months ended March 31, 2014 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 11.07% and 15% as of March 31, 2014 and 2013, respectively.

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.9 million and $1.6 million of compensation expense for the three months ended March 31, 2014 and 2013, respectively, related to restricted stock and restricted stock units. As of March 31, 2014 and December 31, 2013, the Company had unrecognized share-based compensation cost of approximately $18.5 million and $20.2 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.2 years for awards and 3.5 years for units.

Restricted stock award activity for the three months ended March 31, 2014 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,178,371	$17.86
Granted	8,000	51.46
Vested	(298,386)	10.39
Canceled	(509)	—
Nonvested at March 31, 2014	887,476	$20.69

Restricted stock unit award activity for the three months ended March 31, 2014 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	109,725
Granted	—
Vested	(5,525)
Canceled	—
Outstanding at March 31, 2014	104,200	2.1	$5,215,210
Vested and expected to vest at March 31, 2014	74,127	1.8	$3,710,051

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$154	$214
Operating expenses:
Sales and marketing	491	418
Research, development and engineering	140	106
General and administrative	1,599	1,610
Total	$2,384	$2,348

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2014 and 2013, 1,270 and 1,860 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $55,000 and $56,000 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, 1,638,929 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$28,765	$22,922
Net income available to participating securities (a)	(635)	(412)
Net income available to j2 Global, Inc. common shareholders	$28,130	$22,510
Denominator:
Weighted-average outstanding shares of common stock	46,365,158	45,160,140
Dilutive effect of:
Dilutive effect of equity incentive plans	400,574	508,027
Common stock and common stock equivalents	46,765,732	45,668,167
Net income per share:
Basic	$0.61	$0.50
Diluted	$0.60	$0.49

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2014 and 2013, there were zero and 15,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues by segment:
Business Cloud Services	$100,830	$90,739
Digital Media	33,368	22,907
Elimination of inter-segment revenues	(74)	(29)
Total revenues	134,124	113,617

Direct costs by segment(1):
Business Cloud Services	55,612	46,081
Digital Media	28,716	26,903
Direct costs by segment(1):	84,328	72,984

Business Cloud Services operating income	45,218	44,657
Digital Media operating income (loss)	4,652	(3,996)
Segment operating income	49,870	40,661

Global operating costs(2)	8,285	7,674
Income from operations	$41,585	$32,987

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

	March 31, 2014	December 31, 2013
Assets:
Business Cloud Services	$848,633	$818,722
Digital Media	327,898	333,286
Total assets from reportable segments	1,176,531	1,152,008
Corporate	1,753	1,781
Total assets	$1,178,284	$1,153,789

	Three Months Ended March 31,
	2014	2013
Capital expenditures:
Business Cloud Services	$1,875	$976
Digital Media	956	783
Total from reportable segments	2,831	1,759
Corporate	105	174
Total capital expenditures	$2,936	$1,933

	Three Months Ended March 31,
	2014	2013
Depreciation and amortization:
Business Cloud Services	$8,030	$5,456
Digital Media	4,918	3,152
Total from reportable segments	12,948	8,608
Corporate	189	154
Total depreciation and amortization	$13,137	$8,762

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$91,428	$76,378
Canada	17,508	18,557
Ireland	10,511	10,098
All other countries	14,677	8,584
	$134,124	$113,617

	March 31, 2014	December 31, 2013
Long-lived assets:
United States	$165,160	$170,247
All other countries	87,121	51,675
Total	$252,281	$221,922

14.	Unrestricted Subsidiaries

As of March 31, 2014, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiary” under the indenture governing j2 Global's Notes:

Ziff Davis, LLC and subsidiaries

The financial position and results of operations of Ziff Davis, LLC and its subsidiaries are included in the Company's condensed consolidated financial statements.

As required by the indenture governing j2 Global's Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The financial position of Ziff Davis, LLC and its subsidiaries as of March 31, 2014 is as follows (in thousands):

March 31, 2014
ASSETS
Cash and cash equivalents	$23,582
Accounts receivable	38,793
Prepaid expenses and other current assets	3,177
Deferred income taxes	2,704
Total current assets	68,256
Property and equipment, net	13,217
Trade names, net	48,796
Customer relationships, net	50,419
Goodwill	140,419
Other purchased intangibles, net	3,583
Deferred income taxes	1,510
Other assets	1,698
Total assets	$327,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$11,560
Income taxes payable	4,942
Deferred revenue, current	2,831
Deferred income taxes	679
Total current liabilities	20,012
Deferred income taxes	21,696
Other long-term liabilities	1,443
Total liabilities	43,151
Additional paid-in capital	296,099
Retained earnings	(11,310)
Accumulated other comprehensive income (loss)	(42)
Total stockholders’ equity	284,747
Total liabilities and stockholders’ equity	$327,898

The results of operations of Ziff Davis, LLC and its subsidiaries for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$33,368	$22,907

Cost of revenues	3,852	3,593
Gross profit	29,516	19,314
Operating expenses:
Sales and marketing	14,958	12,787
Research, development and engineering	1,072	1,978
General and administrative	8,834	8,545
Total operating expenses	24,864	23,310
Income (loss) from operations	4,652	(3,996)
Interest expense (income), net	1	1,349
Other expense (income), net	(342)	70
Income (loss) before income taxes	4,993	(5,415)
Income tax expense (benefit)	2,027	(2,332)
Net income (loss)	$2,966	$(3,083)

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$6,056	$(1,821)	$4,235
Other comprehensive income before reclassifications	(2,657)	837	(1,820)
Amounts reclassified from accumulated other comprehensive income	17	—	17
Net current period other comprehensive income	(2,640)	837	(1,803)
Ending balance	$3,416	$(984)	$2,432

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	Three Months Ended March 31, 2014
Unrealized loss on available-for-sale investments	26	Other expense (income), net
	26	Total, before income taxes
	(9)	Income tax expense (benefit)
	17	Total, net of tax
Total reclassifications for the period	$17	Total, net of tax

16.	Subsequent Events

On May 2, 2014, in a cash transaction the Company acquired Online Backup Company Norway AS and a related subsidiary, a Nordic-based provider of online backup services.

On May 7, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.27 per share of common stock payable on June 3, 2014 to all stockholders of record as of the close of business on May 19, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division operates a portfolio of web properties providing technology, gaming and lifestyle content, and an innovative data-driven platform connecting advertisers with visitors to those properties and to visitors of third party websites that are part of the Digital Media Division's advertising network.

Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising and IP licensing fees.
In addition to growing our businesses organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel.
On February 6, 2014, we acquired Livedrive®, a UK-based provider of online backup with added file sync features for professionals and individuals. For additional information on our acquisitions, see Note 3 - Business Acquisitions in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin and stable and predictable from quarter-to-quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period-to-period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
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
Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three months ended March 31, 2014 and 2013 (in thousands, except for percentages):

	March 31,
	2014	2013
Paying telephone numbers	2,257	2,155

	Three Months Ended March 31,
	2014	2013
Subscriber revenues:
Fixed	$80,479	$71,274
Variable	18,373	18,228
Total subscriber revenues	$98,852	$89,502
Percentage of total subscriber revenues:
Fixed	81.4%	79.6%
Variable	18.6%	20.4%
Subscriber revenues:
DID-based	$85,758	$82,605
Non-DID-based	13,094	6,897
Total subscriber revenues	$98,852	$89,502

Average revenue per paying telephone number (ARPU)(1)	$12.67	$12.98
Cancel Rate(2)	2.3%	2.4%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Visits	594	377
Page views	2,021	1,249
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2012 Annual Report on Form 10-K filed with the SEC on March 3, 2014. During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2014
Business Cloud Services Segment
Assuming a stable or improving economic environment, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to continue for the foreseeable future (excluding the impact of acquisitions). The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.
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
Digital Media Segment
Assuming a stable or improving economic environment, subject to our risk factors, we expect the revenue and profits in our Digital Media segment to improve over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.
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
j2 Global Consolidated
We anticipate that the stable revenue trend in our Business Cloud Services segment combined with the improving revenue and profits in our Digital Media segment will result in overall improved revenue and profits for j2 Global on a consolidated basis, excluding the impact of any future acquisitions and revenues associated with licensing our IP which can vary dramatically from period-to-period.
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

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2014	2013
Revenues	$134,124	$113,617	18%

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

Our revenues have increased over the comparable three month period of 2013 primarily due to the following factors:

•Organic growth within our Digital Media properties, along with a full quarter of operating results from acquisitions that occurred during 2013; and

•Acquisitions of Livedrive and other smaller businesses within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2014	2013
Cost of revenue	$23,388	$20,235	16%
As a percent of revenue	17%	18%	(1)%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2014 was primarily due to an increase in costs associated with acquisitions in both segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2014	2013
Sales and Marketing	$32,959	$29,638	11%
As a percent of revenue	25%	26%	(1)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2014 and 2013 was $15.1 million and $14.3 million, respectively.  The increase in sales and marketing expenses for the three months ended March 31, 2014 versus the prior comparable period was primarily due to additional personnel costs associated with the acquisitions in both segments as well as increased advertising.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2014	2013
Research, Development and Engineering	$7,213	$6,746	7%
As a percent of revenue	5%	6%	(1)%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2014 versus the prior comparable period was primarily due to additional personnel costs associated with Business Cloud Services segment acquisitions.

General and Administrative.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2014	2013
General and Administrative	$28,979	$24,011	21%
As a percent of revenue	22%	21%	1%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2014 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services segment, certain taxes and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$154	$214
Operating expenses:
Sales and marketing	491	418
Research, development and engineering	140	106
General and administrative	1,599	1,610
Total	$2,384	$2,348

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $4.9 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively. The balances were consistent between the comparable periods.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $(0.3) million and $(0.2) million for the three months ended March 31, 2014 and 2013, respectively.

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

Provision for income taxes amounted to $8.2 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 22.2% and 19.5% for the three months ended March 31, 2014 and 2013, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2014 was primarily attributable to the following:

1.	an increase in state income tax, net of federal benefit; and

2.	an increase in Subpart F income; partially offset by:

3.	a decrease in the valuation allowance for U.S. federal foreign tax credit; and

4.	a decrease in the overall accruals of uncertain income tax positions.
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
Business Cloud Services
The following segment results are presented for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013	Change
External net sales	$100,830	$90,739	$10,091	11.1%
Inter-segment net sales	—	—	—	—%
Segment net sales	100,830	90,739	10,091	11.1%
Cost of revenues	19,537	16,643	2,894	17.4%
Gross profit	81,293	74,096	7,197	9.7%
Operating expenses	36,075	29,439	6,636	22.5%
Segment operating income	$45,218	$44,657	$561	1.3%
Segment net sales of $100.8 million for the three months ended March 31, 2014 increased $10.1 million, or 11.1%, from the prior comparable period primarily due to an increase in our subscriber base at stable average revenue per user (ARPU) levels.

Segment gross profit of $81.3 million for the three months ended March 31, 2014 increased $7.2 million from the prior comparable period primarily due to an increase in net sales.
Segment operating expenses of $36.1 million for the three months ended March 31, 2014 increased $6.6 million from 2013 primarily due to (a) an increase in sales and marketing costs due to additional advertising; (b) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (c) recognition of certain city user taxes; (d) an increase in professional fees; and (e) additional depreciation due to certain capital expenditures during the current year; partially offset by (f) a decrease in bad debt expense.
As a result of these factors, segment operating income of $45.2 million for the three months ended March 31, 2014 increased $0.6 million, or 1.3%, from the prior comparable period.
Digital Media
 The following segment results are presented for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013	Change
External net sales	$33,294	$22,878	$10,416	45.5%
Intersegment net sales	74	29	45	155.2%
Segment net sales	33,368	22,907	10,461	45.7%
Cost of revenues	3,852	3,593	259	7.2%
Gross profit	29,516	19,314	10,202	52.8%
Operating expenses	24,864	23,310	1,554	6.7%
Segment operating income (loss)	$4,652	$(3,996)	$8,648	n/a
Segment net sales of $33.4 million for the three months ended March 31, 2014 increased $10.5 million, or 45.7%, from the prior comparable period primarily due to additional advertising revenues as a result of acquisitions subsequent to the prior comparable period.
Segment gross profit of $29.5 million for the three months ended March 31, 2014 increased $10.2 million from the prior comparable period primarily due to an increase in net sales between the periods.
Segment operating expenses of $24.9 million for the three months ended March 31, 2014 increased $1.6 million from 2013 primarily due to (a) an increase in sales and marketing costs due to additional revenue share; (b) additional amortization of intangible assets associated with businesses acquired in and subsequent to the prior comparable period; partially offset by (c) a decrease in certain compensation and severance costs.
As a result of these factors, segment operating income of $4.7 million for the three months ended March 31, 2014 increased $8.6 million from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2014, we had cash and investments of $315.1 million compared to $345.9 million at December 31, 2013. The decrease resulted primarily from business acquisitions, dividends paid and the repurchase of stock, partially offset by cash provided by operations, sales of investments and the exercise of stock options. At March 31, 2014, cash and investments consisted of cash and cash equivalents of $208.1 million, short-term investments of $71.3 million and long-term investments of $35.7 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2014, cash and investments held within foreign and domestic jurisdictions were $158.5 million and $156.6 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On May 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock payable on June 3, 2014 to all stockholders of record as of the close of business on May 19, 2014. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. and within the Indenture relating to the Notes, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $37.3 million and $40.0 million for the three months ended March 31, 2014 and 2013, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and semi-annual interest payments associated with our senior notes. The decrease in our net cash provided by operating activities in 2014 compared to 2013 was primarily attributable to lower accounts payable and accrued expense balances and increased excess tax benefit from share-based compensation, partially offset by increased depreciation and amortization and lower accounts receivable balances. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $13.6 million and $11.3 million at March 31, 2014 and December 31, 2013, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash used in investing activities was approximately $(26.2) million and $(54.4) million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. For the three months ended March 31, 2013, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, purchase of certificates of deposit, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. The decrease in our net cash used in investing activities in 2014 compared to 2013 was primarily attributable to lower business acquisitions and proceeds from the sale of investments.

Net cash used in financing activities was approximately $(10.7) million and $(10.4) million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, net cash used in financing activities was primarily attributable to dividends paid and repurchases of stock; partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. For the three months ended March 31, 2013, net cash provided by financing activities was primarily attributable dividends paid and repurchases of stock; partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. The net cash used in financing activities in 2014 compared to 2013 was comparable.

Stock Repurchase Program

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2014:

	Payments Due in (in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$250,000	$250,000
Long-term debt - interest (b)	10,000	20,000	20,000	20,000	20,000	39,722	129,722
Operating leases (c)	6,108	7,441	6,550	4,704	4,223	3,253	32,279
Telecom services and co-location facilities (d)	1,074	1,094	976	353	35	—	3,532
Holdback payment (e)	5,244	2,726	458	—	—	—	8,428
Other (f)	1,106	241	168	4	—	—	1,519
Total	$23,532	$31,502	$28,152	$25,061	$24,258	$292,975	$425,480

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of March 31, 2014, our liability for uncertain tax positions was $44.2 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

We have not drawn down any amounts under the Credit Agreement as of March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2013 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2014.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2014, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of March 31, 2014, we had investments in debt securities with effective maturities greater than one year of approximately $35.7 million. Such investments had a weighted average yield of approximately 1%. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $208.1 million and $207.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of March 31, 2014, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

We are parties to the Credit Agreement, as amended, with Union Bank, N.A. If we were to borrow under the Credit Agreement, we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings for the three months ended March 31, 2014 and 2013, where net foreign currency gain/(loss) amounted to approximately $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2014, cumulative translation adjustments included in other comprehensive income amounted to approximately $0.8 million and $(1.8) million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2014. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015. During the three month period ended March 31, 2014, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
January 1, 2014 - January 31, 2014	—	$—	—	2,873,920
February 1, 2014 - February 28, 2014	2,535	$45.91	—	2,873,920
March 1, 2014 - March 31, 2014	79,974	$51.32	—	2,873,920
Total	82,509		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 9, 2014	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2014	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.