Form 10-Q
period 2014-06-30
J2 GLOBAL, INC.
filed 2014-08-11
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-25965

j2 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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

As of August 5, 2014, the registrant had 47,732,610 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED JUNE 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$591,881	$207,801
Short-term investments	61,687	90,789
Accounts receivable, net of allowances of $3,937 and $4,105, respectively	70,830	67,245
Prepaid expenses and other current assets	33,841	20,064
Deferred income taxes	3,232	3,126
Total current assets	761,471	389,025
Long-term investments	54,934	47,351
Property and equipment, net	40,662	31,200
Trade names, net	82,045	83,108
Patent and patent licenses, net	28,257	28,530
Customer relationships, net	133,629	100,980
Goodwill	514,539	457,422
Other purchased intangibles, net	10,902	10,915
Deferred income taxes	—	1,845
Other assets	13,378	3,413
Total assets	$1,639,817	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$65,586	$69,570
Income taxes payable	4,727	1,569
Deferred revenue, current	57,315	36,326
Liability for uncertain tax positions	—	5,535
Deferred income taxes	1,683	1,892
Other current liabilities	909	—
Total current liabilities	130,220	114,892
Long-term debt	589,603	245,670
Liability for uncertain tax positions	42,650	38,329
Deferred income taxes	66,095	35,833
Deferred revenue, non-current	11,742	11,189
Other long-term liabilities	5,915	1,458
Total liabilities	846,225	447,371
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding 5,064	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding 4,155	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,797,466 and 46,105,076 shares, respectively	468	461
Additional paid-in capital	266,122	216,872
Retained earnings	520,351	484,850
Accumulated other comprehensive income	6,651	4,235
Total stockholders’ equity	793,592	706,418
Total liabilities and stockholders’ equity	$1,639,817	$1,153,789
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$144,744	$141,361	$278,868	$254,978

Cost of revenues (including share-based compensation of $27 and $181 for the three and six months of 2014, respectively, and $205 and $419 for the three and six months of 2013, respectively)	25,558	22,679	48,947	42,914
Gross profit	119,186	118,682	229,921	212,064
Operating expenses:
Sales and marketing (including share-based compensation of $426 and $917 for the three and six months of 2014, respectively, and $432 and $850 for the three and six months of 2013, respectively)	35,329	35,213	68,288	64,851
Research, development and engineering (including share-based compensation of $222 and $362 for the three and six months of 2014, respectively, and $102 and $208 for the three and six months of 2013, respectively)	7,600	6,388	14,814	13,134
General and administrative (including share-based compensation of $1,288 and $2,887 for the three and six months of 2014, respectively, and $1,596 and $3,206 for the three and six months of 2013, respectively)	31,419	24,474	60,397	48,485
Total operating expenses	74,348	66,075	143,499	126,470
Operating income	44,838	52,607	86,422	85,594
Interest expense (income), net	5,682	4,859	10,630	9,736
Other expense (income), net	(185)	(42)	(505)	(203)
Income before income taxes	39,341	47,790	76,297	76,061
Income tax expense	4,292	11,823	12,483	17,323
Net income	$35,049	$35,967	$63,814	$58,738
Less net loss attributable to noncontrolling interest	—	(73)	—	(224)
Net income attributable to j2 Global, Inc. common shareholders	$35,049	$36,040	$63,814	$58,962
Net income per common share:
Basic	$0.73	$0.78	$1.34	$1.28
Diluted	$0.73	$0.77	$1.33	$1.26
Weighted average shares outstanding:
Basic	46,745,596	45,428,230	46,556,428	45,294,925
Diluted	47,067,767	46,018,245	46,911,574	45,881,465
Cash dividends paid per common share	$0.27	$0.24	$0.53	$0.47

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$35,049	$35,967	$63,814	$58,738
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of $498 and $699 for three and six months of 2014, respectively, and ($264) and ($978) for the three and six months of 2013, respectively	1,334	(363)	2,171	(2,116)
Unrealized gain (loss) on available-for-sale investments, net of tax expense of $1,665 and $135 for the three and six months of 2014, respectively, and $1,287 and $2,915 for the three and six months of and 2013, respectively	2,885	2,180	245	5,001
Other comprehensive income, net of tax	4,219	1,817	2,416	2,885
Comprehensive income	39,268	37,784	66,230	61,623
Net loss attributable to noncontrolling interest	—	(73)	—	(224)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit) of $0 for the three and six months of 2014 and ($11) and ($17) for the three and six months of 2013, respectively	—	(15)	—	(22)
Comprehensive income attributable to j2 Global, Inc.	$39,268	$37,872	$66,230	$61,869

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows

(Unaudited, in thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$63,814	$58,738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,455	18,241
Amortization of discount or premium on investments	654	820
Amortization of financing costs and discounts	641	300
Share-based compensation	4,347	4,683
Excess tax benefits from share-based compensation	(4,803)	(1,581)
Provision for doubtful accounts	1,810	1,279
Deferred income taxes	(780)	(542)
Gain on sale of available-for-sale investments	(40)	—
Decrease (increase) in:
Accounts receivable	5,691	2,886
Prepaid expenses and other current assets	(3,151)	929
Other assets	37	487
(Decrease) increase in:
Accounts payable and accrued expenses	(3,616)	4,998
Income taxes payable	(320)	212
Deferred revenue	364	14,049
Liability for uncertain tax positions	(1,213)	3,512
Other	(84)	10
Net cash provided by operating activities	91,806	109,021
Cash flows from investing activities:
Maturity of certificates of deposit	14,520	31,120
Purchase of certificates of deposit	—	(13,861)
Sales of available-for-sale investments	51,929	67,261
Purchase of available-for-sale investments	(45,043)	(91,729)
Purchases of property and equipment	(4,631)	(5,989)
Proceeds from sale of assets	608	—
Acquisition of businesses, net of cash received	(79,546)	(81,150)
Purchases of intangible assets	(3,899)	(1,261)
Net cash used in investing activities	(66,062)	(95,609)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—
Debt issuance costs	(11,069)	(47)
Repurchases of common stock and restricted stock	(4,733)	(2,266)
Issuance of common stock under employee stock purchase plan	123	106
Exercise of stock options	5,247	6,524
Dividends paid	(25,302)	(21,762)
Excess tax benefits from share-based compensation	4,803	1,581
Deferred payments for acquisitions	(13,473)	—
Other	(217)	—
Net cash provided by (used in) financing activities	357,879	(15,864)
Effect of exchange rate changes on cash and cash equivalents	457	(1,302)
Net change in cash and cash equivalents	384,080	(3,754)
Cash and cash equivalents at beginning of period	207,801	218,680
Cash and cash equivalents at end of period	$591,881	$214,926
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that that disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Holding Company Reorganization
On June 10, 2014, j2 Global, Inc., a Delaware corporation, completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which j2 Global, Inc., (the “Predecessor”) merged with j2 Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Predecessor, and changed its name to “j2 Cloud Services, Inc.” The Predecessor surviving the merger became a direct, wholly owned subsidiary of a new public holding company, j2 Global Holdings, Inc. (the “Holding Company”), which in connection with the merger changed its name to j2 Global, Inc.
At the effective time of the merger and in connection with the Holding Company Reorganization, all outstanding shares of common stock and preferred stock of the Predecessor were automatically converted into identical shares of common stock or preferred stock, as applicable, of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other equity holders became stockholders and equity holders, as applicable, of the Holding Company in the same amounts and percentages as they were in the Predecessor prior to the Holding Company Reorganization.
Further information related to the merger and the Holding Company Reorganization is contained in the Agreement and Plan of Merger set forth as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on June 10, 2014.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. The reserves for the Company's Business Cloud Services segment are typically driven by the historical volume of credit card declines, an evaluation of current market conditions and past due invoices based on historical experience. The reserves for the Company's Digital Media segment are typically driven by past due invoices based on historical experience. Management evaluates the adequacy of these reserves on an ongoing basis.

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

Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

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

Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities and the net income attributable to noncontrolling interest, by the weighted-average number of common shares outstanding. The Company's participating securities consist of its unvested share-based awards that contain rights to nonforfeitable dividends or dividend equivalents.

Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period.  The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method. In connection with the Company's issuance of convertible senior notes (See Note 7 - Long Term Debt) during the second quarter of 2014, the Company currently intends to satisfy the conversion obligation by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company's common shares. As a result, the potential common shares to satisfy the excess conversion value will be included in the presentation of diluted EPS only to the extent that the conversion features are in-the-money and the effect is dilutive.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2014 presentation.

2.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for fiscal years beginning after December 15, 2013. This new guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

3.	Business Acquisitions

The Company completed the following acquisitions during the first six months of fiscal 2014, paying the purchase price in cash in each transaction: (a) share purchase of City Numbers®, a UK-based provider of inbound DIDs in over 80 countries; (b) share and asset purchase of Securstore®, an Iceland-based provider of cloud backup and recovery services; (c) share purchase of Livedrive®, a UK-based provider of online backup with added file synchronization features; (d) asset purchase of Faxmate, an Australia-based provider of Internet fax services; (e) share purchase of Critical Software Ltd., a UK-based email security and management company operating under the brand name iCriticalTM; (f) share and asset purchase of Online Backup Company Norway AS and a subsidiary, a Nordic-based provider of online backup services; (g) share and asset purchase of emedia Communications LLC, a US and UK-based provider of research to information technology (IT) buyers and leads to IT vendors; and (h) other smaller share and asset acquisitions in the Business Cloud Services segment.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of June 30, 2014, reflect the results of operations of all 2014 acquisitions. For the six months ended June 30, 2014, these acquisitions contributed $14.9 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company's integration activities. Total consideration for these transactions was $129.2 million, net of cash acquired and including $42.4 million in assumed liabilities consisting primarily of deferred revenues, trade accounts payable, and other accrued liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$10,127
Property and Equipment	8,560
Other Assets	3,030
Deferred Tax Asset	1,877
Software	3,107
Trade Names	1,335
Customer Relationships	44,082
Other Intangibles	282
Goodwill	56,842
Total	$129,242

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2014 is $56.8 million, of which $3.3 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for 2014 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2013 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2014 acquisitions as if each acquisition had occurred on January 1, 2013 (in thousands, except per share amounts):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(unaudited)	(unaudited)
Revenues	$293,269	$280,521
Net Income	$63,926	$59,291
EPS - Basic	$1.34	$1.29
EPS - Diluted	$1.33	$1.27

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2014	December 31, 2013
Due within 1 year	$31,284	$46,339
Due within more than 1 year but less than 5 years	52,456	44,865
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,479	2,486
Total	$86,219	$93,690

The following table summarizes the Company’s investments designated as available-for-sale (in thousands):

	June 30, 2014	December 31, 2013
Available-for-sale	$116,621	$123,737
Total	$116,621	$123,737

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of June 30, 2014 and December 31, 2013 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Debt Securities	$86,072	$184	$(37)	$86,219
Equity Securities	20,610	9,903	(111)	30,402
Total	$106,682	$10,087	$(148)	$116,621
December 31, 2013
Debt Securities	$93,569	$158	$(37)	$93,690
Equity Securities	20,610	9,558	(121)	30,047
Total	$114,179	$9,716	$(158)	$123,737

At June 30, 2014, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to June 30, 2014. At June 30, 2014, equity securities were recorded as available-for-sale and represent a strategic equity investment. At June 30, 2014, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments in an unrealized loss position as of June 30, 2014 and December 31, 2013, but in a continuous unrealized loss position for less than 12 months had a fair value of $38.6 million and $37.3 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of June 30, 2014 and December 31, 2013 had a fair value of zero and $2.0 million, respectively, of which loss positions are determined to be temporary in nature.

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

The Company's cash equivalents and investments are primarily classified within Level 1. The Company values Level 1 investments primarily using quoted market prices utilizing market observable inputs. The fair value of the Senior Notes and

Convertible Notes (See Note 7 - Long-Term Debt) are determined using recent quoted market prices or dealer quotes, if available, for instruments with similar terms, which is a Level 2 input, credit rating (if applicable) and maturities. If such information is not available, their fair value is determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are considered Level 2 inputs. The total carrying value of long-term debt was $589.6 million and $245.7 million, and the corresponding fair value was approximately $692.3 million and $283.3 million, at June 30, 2014 and December 31, 2013, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$417,091	$—	$—	$417,091
Time deposits	52,156	—	—	52,156
Corporate commercial papers	8,998	—	—	8,998
Certificates of deposit	—	—	—	—
Equity securities	30,403	—	—	30,403
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,015	—	—	26,015
Debt securities issued by states of the U.S. and political subdivisions of the states	2,143	—	—	2,143
Debt securities issued by foreign governments	2,041	—	—	2,041
Corporate debt securities	56,018	—	—	56,018
Total	$594,865	$—	$—	$594,865

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$101,232	$—	$—	$101,232
Time deposits	22,773	—	—	22,773
Certificates of deposit	14,402	—	—	14,402
Equity securities	30,047	—	—	30,047
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,702	—	—	23,702
Debt securities issued by states of the U.S. and political subdivisions of the states	3,296	—	—	3,296
Corporate debt securities	66,692	—	—	66,692
Total	$262,144	$—	$—	$262,144

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

Balance as of January 1, 2014	$457,422
Goodwill acquired (Note 3)	56,842
Purchase accounting adjustments	(978)
Foreign exchange translation	1,253
Balance as of June 30, 2014	$514,539

The Company's goodwill balance was $514.5 million as of June 30, 2014, of which $366.2 million and $148.3 million were recorded in the Business Cloud Services and Digital Media segment, respectively. Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of June 30, 2014 and December 31, 2013 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	June 30, 2014	December 31, 2013
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of June 30, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	16.6 years	$68,147	$(13,481)	$54,666
Patent and patent licenses	7.8 years	62,137	(33,880)	28,257
Customer relationships	9.0 years	185,783	(52,154)	133,629
Other purchased intangibles	5.2 years	19,719	(14,249)	5,470
Total		$335,786	$(113,764)	$222,022

As of December 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.0 years	$66,911	$(11,182)	$55,729
Patent and patent licenses	8.1 years	58,446	(29,916)	28,530
Customer relationships	8.1 years	139,362	(38,382)	100,980
Other purchased intangibles	5.0 years	18,149	(12,666)	5,483
Total		$282,868	$(92,146)	$190,722

Amortization expense, included in general and administrative expense, approximated $11.5 million and $7.3 million for the three month periods ended June 30, 2014 and 2013, respectively, and $21.5 million and $14.0 million for the six month periods ended June 30, 2014 and 2013, respectively.  Amortization expense is estimated to approximate $43.9 million, $41.3 million, $34.9 million, $29.1 million and $20.6 million for fiscal years 2014 through 2018 respectively, and $73.7 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, j2 Cloud Services, Inc. (formerly j2 Global, Inc.), a subsidiary of j2 Global, Inc., issued $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of June 30, 2014, the unamortized discount on the Senior Notes was approximately $4.1 million. Unamortized other fees of approximately $1.2 million were incurred in connection with the issuance of the Senior Notes and recorded in long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Cloud Services, Inc. may redeem up to 35% of the aggregate principal amount of the Senior Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of June 30, 2014, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries.  If j2 Cloud Services, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant restricted subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes,

The indenture to the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries, including but not limited to limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of June 30, 2014, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

As of June 30, 2014, the estimated fair value of the Senior Notes was approximately $289.8 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of June 30, 2014.

3.25% Convertible Senior Notes

On June 10, 2014, j2 Global issued $402.5 million (including the subsequent exercise of the underwriters option) aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “Convertible Notes”). j2 Global received proceeds of $391.4 million in cash, net of initial purchaser's discounts and commissions. The net proceeds were available for general corporate purposes, which may include working capital, acquisitions, retirement of debt and other business opportunities. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2014. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the Convertible Notes will be in addition to the regular interest payable on the Convertible Notes.

Holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of our common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if j2 Global calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. j2 Global will settle conversions of Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination thereof at our election. The Company currently intends to satisfy our conversion obligation by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company's common shares.

The initial conversion rate is 14.4159 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $69.37 per share of our common stock based on our closing stock price at issuance. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes and described in the Prospectus Supplement filed with the Securities and Exchange Commission on June 13, 2014 ("Prospectus Supplement") in connection with the offer and sale of the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

j2 Global may not redeem the Convertible Notes prior to June 20, 2021. On or after June 20, 2021, j2 Global may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.

Holders have the right to require j2 Global to repurchase for cash all or part of their Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the Convertible Notes, occurs prior to the maturity date, holders may require j2 Global to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes will be the Company's general senior unsecured obligations and will rank: (i) senior in right of payment to any of the Company's future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated, including in respect of our guarantee of the obligations of our subsidiary, j2 Cloud Services, Inc., with respect to its outstanding Senior Notes; (iii) effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries.

Accounting for the Convertible Senior Notes

In accordance with ASC 470-20, Debt with Conversion and Other Options, convertible debt that can be settled for cash is required to be separated into the liability and equity component at issuance, with each component assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. This debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the first stated repurchase date on June 15, 2021.

j2 Global estimated the straight debt borrowing rates at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of June 30, 2014, the carrying value of the Convertible Notes was $343.7 million, which consisted of $402.5 million outstanding principal amount net of $58.8 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 using an interest rate of 5.81%. As of June 30, 2014, the remaining period over which the unamortized debt discount will be amortized is 7.0 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of issuance costs, which primarily consisted of the initial purchasers' discount and legal and other professional service fees. Deferred issuance costs of $10.0 million attributable to the liability component are being amortized to interest expense through June 15, 2021, and $1.7 million ($1.1 million net of tax) of transaction costs attributable to the equity component were netted with the equity component in additional paid-in capital at the issuance date. The deferred debt issuance costs are recorded within other assets in accordance with short- and long-term classification.

For the second quarter ended June 30, 2014, the Company recognized interest expense of $0.7 million related to the Convertible Notes, comprised of $0.4 million for the contractual coupon interest, $0.2 million related to the amortization of debt discount and $0.1 million related to the amortization of deferred debt issuance costs.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2014, the estimated fair value of the Convertible Notes was approximately $402.5 million.

Cash paid for interest on debt for the six months ended June 30, 2014 was $10.0 million.

Long-term debt as of June 30, 2014 consists of the following (in thousands):

Notes	$245,923
Convertible Notes	343,680
Total long-term debt	589,603
Less: current portion	—
Total long-term debt, less current portion	$589,603

8.	Commitments and Contingencies

Litigation

From time-to-time, j2 Global or its affiliates are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of its business. Many of these actions involve or are filed in response to patent actions filed by j2 Global or its affiliates against others. The number and significance of these disputes and inquiries has increased as our business has expanded and j2 Global has grown. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management time and result in diversion of significant operational resources.

As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global or its affiliates have brought claims against several companies for infringing its patents relating to online fax, voice and other messaging technologies, including, among others, Vitelity Communications, Inc. (“Vitelity”), EC Data Systems, Inc. (“EC Data”), Integrated Global Concepts, Inc. (“IGC”), and RPost Holdings, Inc. (“RPost”) and its affiliates.

On September 23, 2011, two j2 Global affiliates filed suit against Vitelity in the U.S. District Court for the Central District of California (the “Central District of California”), alleging infringement of U.S. Patent No. 6,208,638 (the “‘638 Patent”) and U.S. Patent No. 6,350,066 (the “‘066 Patent”). On June 15, 2012, Vitelity filed counterclaims for invalidity and non-infringement of the ‘638 and ‘066 Patents. On September 13, 2013, the Court entered its Claim Construction Order. On April 3, 2014, this action was dismissed pursuant to a settlement agreement.

On February 21, 2012, EC Data filed a complaint against two j2 Global affiliates in the U.S. District Court for the District of Colorado, seeking declaratory judgment of non-infringement of the ‘638 and ‘066 Patents. On April 9, 2012, the j2 Global affiliates filed an answer to the complaint and counterclaims asserting that EC Data infringes these and other patents. On October 25, 2013, EC Data filed an amended complaint asserting claims for declaratory judgment of non-infringement and invalidity of the ‘638 and ‘066 Patents, U.S. Patent No. 6,597,688 (the “‘688 Patent”) and U.S. Patent No. 7,020,132 (the “‘132 Patent”). On August 29, 2012, the Court granted the j2 Global affiliates’ motion to transfer the case to the Central District of California. On April 3, 2014, this action was dismissed pursuant to a settlement agreement.

On June 28, 2013, a j2 Global affiliate filed suit against EC Data in the Central District of California, alleging infringement of U.S. Patent No. 6,020,980 (the “‘980 Patent”). On October 4, 2013, EC Data filed its amended answer and counterclaims for non-infringement and invalidity of the ‘980 Patent. On April 3, 2014, this action was dismissed pursuant to a settlement agreement.

On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation proceeding entitled In re: Unified Messaging Solutions LLC and Advanced Messaging Technologies, Inc. Patent Litigation (N.D. Ill. Master Docket No. 12 C 6286). In that litigation, a company with certain rights to assert patents owned by the j2 Global affiliate has asserted those patents against a number of defendants, and those defendants have filed counterclaims for, inter alia, non-infringement, unenforceability, and invalidity of U.S. Patent Nos. 6,857,074 (the “‘074 Patent”); 7,836,141 (the “‘141 Patent”); 7,895,306 (the “‘306 Patent”); 7,895,313 (the “‘313 Patent”); and 7,934,148 (the “‘148 Patent”). On December 20, 2013, the Court issued a claim construction ruling, construing certain terms of the patents-in-suit and, on June 13, 2014, entered a final judgment of non-infringement for the defendants based on that claim construction. The company asserting the patents and the j2 Global affiliate filed a notice of appeal on June 27, 2014.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the U.S. District Court for the Northern District of Illinois (the “Northern District of Illinois”) against Unified Messaging Solutions, LLC, Acacia Patent Acquisition LLC (“Acacia”), Charles R. Bobo, II (“Bobo”), and two j2 Global affiliates for correction of inventorship of the ‘066, ‘074, ‘141, ‘306, ‘313, and ‘148 Patents, as well as U.S. Patents Nos. 5,675,507; 5,870,549; and 6,564,321. Huster seeks a declaration that she was an inventor of the patents at issue, an order directing the U.S. Patent & Trademark Office to substitute or add Huster as an inventor of the patents at issue, an order that the defendants pay to Huster at least half of all earnings from licensing and sales of rights in the patents at issue, costs, and attorneys’ fees. On October 28, 2013, the j2 Global affiliates and the other defendants in the case filed a motion to dismiss Huster’s action on the basis of improper venue and on the basis that Huster’s action is barred by laches. The defendants also filed a motion to strike certain portions of Huster’s prayer for relief. On the same day, one of the j2 Global affiliates filed a motion to dismiss on the basis that it is not a proper party to Huster’s action; Bobo filed a motion to dismiss for lack of personal jurisdiction; and Acacia filed a motion to dismiss on the basis of lack of subject matter jurisdiction. These motions remain pending.
On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against IGC in the U.S. District Court for the Northern District of Georgia (the “Northern District of Georgia”). On May 13, 2008, IGC filed counterclaims alleging violations of Section 2 of the Sherman Act and breach of contract. IGC is seeking damages, including treble and punitive damages, an injunction against further violations, divestiture of certain assets, attorneys’ fees, and costs. On February 18, 2009, the Court granted the j2 Global affiliate’s motion to stay the case pending the conclusion of the j2 Global affiliate’s appeal of a summary judgment ruling of non-infringement in another case involving the same patents and issues. On January 22, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the non-infringement ruling in the other case and on June 7, 2010, the Northern District of Georgia lifted the stay. On September 2, 2011, the Northern District of Georgia granted the j2 Global affiliate’s motion to dismiss IGC’s breach of contract counterclaim and one portion of IGC’s antitrust counterclaim. On July 26, 2012, the Northern District of Georgia granted in part IGC’s motion to strike certain affirmative defenses asserted by the j2 Global affiliate. On July 27, 2012, the Northern District of Georgia granted the j2 Global affiliate’s motion to dismiss the infringement claims and IGC’s related declaratory judgment counterclaims. On April 30, 2014, the Court denied IGC’s motion for leave to file amended counterclaims to assert a breach of contract claim. On March 12, 2014, the j2 Global affiliate moved for summary judgment on IGC’s remaining antitrust claims, which remains pending.
On July 2, 2012, IGC filed suit against two j2 Global affiliates in the U.S. District Court for the Northern District of California (“Northern District of California”), alleging that the j2 Global affiliates - through filing suit in the Central District of California - breached a contract not to sue IGC. IGC seeks monetary damages, attorneys’ fees, costs, injunctive relief and specific performance of the alleged covenant not to sue IGC. On April 12, 2013, the j2 Global affiliates filed an answer and asserted counterclaims for infringement of the ‘638, ‘066, ‘688, and ‘132 Patents. On May 3, 2013, IGC asserted counterclaims seeking declaratory judgments of invalidity, unenforceability and non-infringement of the ‘638, ‘066, ‘688, and ‘132 Patents, implied license and exhaustion, punitive damages, attorneys’ fees and costs. On June 28, 2013, the Court granted in part and denied in part the j2 Global affiliates’ motion to dismiss IGC’s counterclaims for declaratory judgment, exhaustion and punitive damages. On March 21, 2014, the Court granted the j2 Global affiliates’ summary judgment motion, dismissing IGC’s breach of contract claims. On June 27, 2014, the Court granted the j2 Global affiliates’ motion to transfer the case to the Central District of California.
On June 27, 2013, a j2 Global affiliate filed suit against IGC in the Northern District of California, alleging infringement of the ‘980 Patent. On August 29, 2013, IGC filed counterclaims for declarations of invalidity, unenforceability, and non-infringement of the ‘980 Patent; an implied license to the ‘980 Patent; and breach and specific enforcement of an alleged covenant not to sue IGC. On February 26, 2014, the Court granted the j2 Global affiliate’s motion to dismiss in part, dismissing IGC’s claim for declaratory judgment of unenforceability of the ‘980 Patent and striking related affirmative defenses. On October 18, 2013, the Court consolidated IGC’s breach of contract counterclaim with the other case pending in the Northern District of California and stayed the j2 Global affiliate’s patent infringement claims pending resolution of the breach of contract claims. On March 21, 2014, the Court granted summary judgment, dismissing IGC’s breach of contract counterclaims. On June 27, 2014, the Court granted the j2 Global affiliate’s motion to transfer the case to the Central District of California.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc., carrying on business as Protus IP Solutions (“j2 Canada”), in the Ontario Superior Court of Justice, alleging that j2 Canada breached a contract with Pantelakis in connection with j2 Canada’s e-mail marketing services. Pantelakis is seeking damages, attorneys’ fees, interest, and costs. j2 Canada filed a responsive pleading on March 23, 2011. On July 16, 2012, j2 Canada filed its responses to undertakings. On November 6, 2012, Pantelakis filed his second amended statement of claim reframing his lawsuit as a negligence action. j2 Canada filed its amended statement of defense on April 8, 2013. A pre-trial conference was held on October 23, 2013, at which time the Court allowed additional discovery and set a new time table. Discovery is ongoing.
On January 18, 2013, Paldo Sign and Display Company (“Paldo”) filed an amended complaint adding two j2 Global affiliates and a former j2 Canada employee, Tyler Eyamie (“Eyamie”), as additional defendants in an existing purported class action pending in the Northern District of Illinois. The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from a customer’s alleged use of the j2 Canada system to send unsolicited facsimile transmissions. On August 23, 2013, Paldo filed a second amended complaint to add a second plaintiff, Sabon, Inc. (“Sabon”). The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. Paldo and Sabon seek statutory damages, costs, attorneys’ fees and injunctive relief for the remaining TCPA claims. Eyamie filed a motion to dismiss for lack of personal jurisdiction, which was granted on March 11, 2014. The discovery period commenced on April 17, 2014, and will close in August 2015. The case is set for trial in late January 2016.
On February 19, 2013, Asher & Simons, P.A. (“Simons”) and Dr. Stuart T. Zaller, LLC (“Zaller”) filed suit against two j2 Global affiliates in the Circuit Court for Baltimore County, Maryland, alleging violations of the TCPA. On April 10, 2014, Simons and Zaller filed an amended complaint, adding a cause of action for violation of the Maryland Consumer Protection Act. Simons and Zaller seek statutory damages, costs, attorney’s fees and injunctive relief. One j2 Global affiliate removed the case to the U.S. District Court for the District of Maryland and the other j2 Global affiliate was dismissed from the lawsuit for lack of personal jurisdiction. Subsequently, the entire case was dismissed pursuant to a settlement agreement.
On December 16, 2013, Anthony Jenkins filed a purported class action against a j2 Global affiliate “carrying on business as eFax” in the Central District of California. An amended complaint was filed on March 18, 2014 adding two additional named plaintiffs. The amended complaint includes causes of action for breach of contract, several state statutory violations, and conversion. The claims arose either out of alleged difficulties some users encountered in canceling their eFax® online fax accounts or from the j2 Global affiliate allegedly being unjustly enriched and converting users’ funds. The potential class representatives are seeking damages, attorneys’ fees, interest, costs, and injunctive relief on behalf of themselves and a purported nationwide class of persons allegedly similarly situated. On May 23, 2014, the Court dismissed with prejudice the plaintiffs’ breach of contract, conversion, and certain statutory claims. Other statutory claims were dismissed without prejudice.

On February 19, 2014, two j2 Global affiliates filed suit against RPost and two RPost affiliates, alleging infringement of the ‘980 and ‘148 Patents, and seeking a declaration of non-infringement and/or invalidity of nine RPost patents that had been asserted against the j2 Global affiliates in an RPost patent assertion letter. An amended complaint was filed on June 20, 2014, adding j2 Canada as a plaintiff. The j2 Global affiliates are seeking damages, costs, and attorneys’ fees. RPost and its affiliates filed an answer to the complaint on July 14, 2014, and are asserting counterclaims of infringement for the nine RPost patents. RPost and its affiliates are seeking damages, costs, attorneys’ fees and injunctive relief.
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles. The complaint alleges two statutory violations involving the late fees levied in certain eVoice® accounts. Free-Vychine is seeking damages and injunctive relief on behalf of himself and a purported nationwide class of persons allegedly similarly situated. The j2 Global affiliate has not yet filed an answer to the complaint.
On January 7, 2011 the Department of Revenue for the State of Washington (“Washington Department of Revenue”) issued assessments to j2 Cloud Services (formerly j2 Global) for business and occupations and retail sales tax for the periods January 1, 2004 through December 31, 2008 and January 1, 2009 through September 30, 2010. On February 4, 2011, j2 Cloud Services filed a petition for correction with the Washington Department of Revenue. On November 16, 2012 the Washington Department of Revenue issued a determination denying j2 Cloud Service’s petition. j2 Cloud Services paid the assessments on or about December 13, 2012 and on June 21, 2013 filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County, seeking a refund of the entire amount paid and asserting various declarations that the State improperly imposed tax. On September 27, 2013, the Court issued its Case Schedule Order. Discovery is ongoing.
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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended June 30, 2014, the effective tax rate was 10.9%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $38.8 million and $33.2 million for the six months ended June 30, 2014 and 2013, respectively, and income from foreign operations of $37.5 million and $42.9 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had $42.7 million and $43.9 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions resulted from j2 Global effectively settling its California Franchise Tax Board ("FTB") 2004 through 2008 income tax audits. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $14.9 million for the six months ended June 30, 2014.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $19.5 million and $11.3 million at June 30, 2014 and December 31, 2013, respectively.

Income Tax Audits:

The Company is under income tax audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 and 2011. The Company has appealed the IRS tax examiner's decision regarding transfer pricing for tax years 2009 and 2010 to the IRS appeals office, and that process remains on-going.

j2 Global is currently under income tax audit by the FTB for tax years 2009 through 2011, by the Illinois Department of Revenue for tax years 2008 and 2009, by the New York City Department of Finance for tax years 2009 through 2011 and by the Canada Revenue Agency for tax years 2010 through 2011.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 11, 2014 extended the 2012 Program through February 20, 2015.  During the six month period ended June 30, 2014, no shares were repurchased under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2014, the Company purchased 13,205 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014
May 7, 2014	$0.27	May 19, 2014	June 3, 2014

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2014, 238,429 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2014, 653,946 shares underlying options and 100,604 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,175,657	$21.21
Granted	—	—
Exercised	(368,886)	14.71
Canceled	(15,000)	31.07
Outstanding at June 30, 2014	791,771	24.05	4.4	$21,226,157
Exercisable at June 30, 2014	666,357	23.46	3.9	$18,256,962
Vested and expected to vest at June 30, 2014	774,450	$23.97	4.3	$20,823,380

The aggregate intrinsic values of options exercised during the six months ended June 30, 2014 and 2013 were $12.8 million and $4.0 million, respectively.

As of June 30, 2014 and December 31, 2013, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $1.3 million and $2.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the six months ended June 30, 2014 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors.  Estimated forfeiture rates were 11.59% and 15.68% as of June 30, 2014 and 2013, respectively.

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $3.6 million and $3.2 million of compensation expense for the six months ended June 30, 2014 and 2013, respectively, related to restricted stock and restricted stock units. As of June 30, 2014 and December 31, 2013, the Company had unrecognized share-based compensation cost of approximately $24.8 million and $20.2 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.4 years for awards and 3.6 years for units.

Restricted stock award activity for the six months ended June 30, 2014 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,178,371	$17.86
Granted	176,864	44.65
Vested	(405,535)	16.23
Canceled	(15,509)	33.66
Nonvested at June 30, 2014	934,191	$23.38

Restricted stock unit award activity for the six months ended June 30, 2014 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	109,725
Granted	16,737
Vested	(10,858)
Canceled	(15,000)
Outstanding at June 30, 2014	100,604	2.1	$5,116,719
Vested and expected to vest at June 30, 2014	79,246	1.9	$4,030,433

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$27	$205	$181	$419
Operating expenses:
Sales and marketing	426	432	917	850
Research, development and engineering	222	102	362	208
General and administrative	1,288	1,596	2,887	3,206
Total	$1,963	$2,335	$4,347	$4,683

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2014 and 2013, 2,824 and 3,158 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $123,000 and $106,000 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, 1,637,375 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$35,049	$36,040	$63,814	$58,962
Net income available to participating securities (a)	(701)	(565)	(1,418)	(1,020)
Net income available to j2 Global, Inc. common shareholders	$34,348	$35,475	$62,396	$57,942
Denominator:
Weighted-average outstanding shares of common stock	46,745,596	45,428,230	46,556,428	45,294,925
Dilutive effect of:
Dilutive effect of equity incentive plans	322,171	590,015	355,146	586,540
Common stock and common stock equivalents	47,067,767	46,018,245	46,911,574	45,881,465
Net income per share:
Basic	$0.73	$0.78	$1.34	$1.28
Diluted	$0.73	$0.77	$1.33	$1.26

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and six months ended June 30, 2014 and 2013, there were zero options outstanding, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues by segment:
Business Cloud Services	$106,523	$108,768	$207,353	$199,507
Digital Media	38,274	32,778	71,642	55,685
Elimination of inter-segment revenues	(53)	(185)	(127)	(214)
Total revenues	144,744	141,361	278,868	254,978

Direct costs by segment(1):
Business Cloud Services	60,156	48,489	115,768	94,571
Digital Media	32,717	33,290	61,433	60,193
Direct costs by segment(1):	92,873	81,779	177,201	154,764

Business Cloud Services operating income	46,367	60,279	91,585	104,936
Digital Media operating income (loss)	5,556	(513)	10,208	(4,509)
Segment operating income	51,923	59,766	101,793	100,427

Global operating costs(2)	7,085	7,159	15,371	14,833
Income from operations	$44,838	$52,607	$86,422	$85,594

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

	June 30, 2014	December 31, 2013
Assets:
Business Cloud Services	$907,848	$818,722
Digital Media	337,554	333,286
Total assets from reportable segments	1,245,402	1,152,008
Corporate	394,415	1,781
Elimination of intersegment receivables	—	—
Elimination of inter-segment note receivable	—	—
Total assets	$1,639,817	$1,153,789

	Six Months Ended June 30,
	2014	2013
Capital expenditures:
Business Cloud Services	$2,803	$2,661
Digital Media	1,618	3,022
Total from reportable segments	4,421	5,683
Corporate	210	306
Total capital expenditures	$4,631	$5,989

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation and amortization:
Business Cloud Services	$10,026	$5,906	$18,058	$11,362
Digital Media	5,105	3,415	10,023	6,567
Total from reportable segments	15,131	9,321	28,081	17,929
Corporate	186	158	374	312
Total depreciation and amortization	$15,317	$9,479	$28,455	$18,241

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$96,847	$103,619	$188,274	$179,997
Canada	17,436	18,587	34,944	37,145
Ireland	11,414	10,307	22,509	20,405
All other countries	19,047	8,848	33,141	17,431
	$144,744	$141,361	$278,868	$254,978

	June 30, 2014	December 31, 2013
Long-lived assets:
United States	$166,668	$170,247
All other countries	96,015	51,675
Total	$262,683	$221,922

14.	Unrestricted Subsidiaries

As of June 30, 2014, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

Ziff Davis, LLC and subsidiaries
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company's condensed consolidated financial statements.

As required by the indenture governing j2 Cloud Services' Senior Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The financial position of the Unrestricted Subsidiaries as of June 30, 2014 is as follows (in thousands):

June 30, 2014
ASSETS
Cash and cash equivalents	$19,902
Accounts receivable	47,528
Prepaid expenses and other current assets	2,723
Deferred income taxes	4,187
Total current assets	74,340
Property and equipment, net	13,070
Trade names, net	49,128
Patent and patent licenses, net	19,295
Customer relationships, net	52,705
Goodwill	148,301
Other purchased intangibles, net	3,244
Deferred income taxes	196
Other assets	1,741
Total assets	$362,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$14,391
Income taxes payable	7,731
Deferred revenue, current	4,527
Deferred income taxes	—
Total current liabilities	26,649
Deferred income taxes	23,799
Other long-term liabilities	1,409
Total liabilities	51,857
Additional paid-in capital	316,300
Accumulated deficit	(6,086)
Accumulated other comprehensive income (loss)	(51)
Total stockholders’ equity	310,163
Total liabilities and stockholders’ equity	$362,020

The results of operations of the Unrestricted Subsidiaries for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013	2014 (1)	2013
Revenues	$38,907	$32,778	$72,275	$55,685

Cost of revenues	4,445	4,692	8,297	8,284
Gross profit	34,462	28,086	63,978	47,401
Operating expenses:
Sales and marketing	16,431	18,176	31,389	30,964
Research, development and engineering	1,154	1,480	2,226	3,458
General and administrative	12,959	8,943	21,793	17,488
Total operating expenses	30,544	28,599	55,408	51,910
Income (loss) from operations	3,918	(513)	8,570	(4,509)
Interest expense (income), net	(3)	2,367	(1)	3,716
Other expense (income), net	(76)	(261)	(418)	(192)
Income (loss) before income taxes	3,997	(2,619)	8,989	(8,033)
Income tax expense (benefit)	2,209	(1,128)	4,235	(3,460)
Net income (loss)	$1,788	$(1,491)	$4,754	$(4,573)

(1) Effective in the second quarter of 2014, Advanced Messaging Technologies, Inc. and subsidiaries were classified as Unrestricted Subsidiaries. As a result, the prior period may not be comparable to the current period presentation.

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$3,416	$(984)	$2,432
Other comprehensive income before reclassifications	2,918	1,334	4,252
Amounts reclassified from accumulated other comprehensive income	(33)	—	(33)
Net current period other comprehensive income	2,885	1,334	4,219
Ending balance	$6,301	$350	$6,651

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$6,056	$(1,821)	$4,235
Other comprehensive income before reclassifications	261	2,171	2,432
Amounts reclassified from accumulated other comprehensive income	(16)	—	(16)
Net current period other comprehensive income	245	2,171	2,416
Ending balance	$6,301	$350	$6,651

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Unrealized gain on available-for-sale investments	(52)	(26)	Other expense (income), net
	(52)	(26)	Total, before income taxes
	19	10	Income tax expense (benefit)
	(33)	(16)	Total, net of tax
Total reclassifications for the period	$(33)	$(16)	Total, net of tax

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which j2 Global, Inc. fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the 8.0% senior unsecured notes due 2020 that were issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and the credit facility with Union Bank. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions did not, as of June 30, 2014 meaningfully restrict j2 Cloud Services, Inc.’s ability to pay dividends to j2 Global,Inc.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc., (the “Parent”) on a parent only basis, (ii) j2 Cloud Services, Inc. (the “Issuer”), (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

As of
June 30, 2014
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$391,483	$29,968	$170,430	$—	$591,881
Short-term investments	—	56,667	5,020	—	61,687
Accounts receivable, net	—	11,069	59,761	—	70,830
Prepaid expenses and other current assets	220	30,043	3,578	—	33,841
Deferred income taxes	100	—	3,132	—	3,232
Intercompany receivable	387	545	(1)	(931)	—
Total current assets	392,190	128,292	241,920	(931)	761,471
Long-term investments	—	54,934	—	—	54,934
Property and equipment, net	—	8,416	32,246	—	40,662
Trade names, net	—	10,315	71,730	—	82,045
Patent and patent licenses, net	—	8,922	19,335	—	28,257
Customer relationships, net	—	1,188	132,441	—	133,629
Goodwill	—	61,524	453,015	—	514,539
Other purchased intangibles, net	—	4,311	6,591	—	10,902
Investment in subsidiaries	230,131	407,984	1,076	(639,191)	—
Other assets	9,956	1,444	1,978	—	13,378
Total assets	$632,277	$687,330	$960,332	$(640,122)	$1,639,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,839	$24,778	$38,969	$—	$65,586
Income taxes payable	—	—	4,727	—	4,727
Deferred revenue - short term	—	23,324	33,991	—	57,315
Deferred income taxes	7	2,502	(826)	—	1,683
Other current liabilities	—	—	909	—	909

Intercompany payable	—	—	931	(931)	—
Total current liabilities	1,846	50,604	78,701	(931)	130,220
Long term debt	343,680	245,923	—	—	589,603
Liability for uncertain tax positions	—	42,650	—	—	42,650
Deferred income taxes	20,832	9,503	35,760	—	66,095
Deferred revenue - long term	—	9,552	2,190	—	11,742
Other long-term liabilities	—	940	4,975	—	5,915
Total liabilities	366,358	359,172	121,626	(931)	846,225
Common stock, $0.01 par value.	468	—	34	(34)	468
Additional paid-in capital - common	266,122	230,131	378,986	(609,117)	266,122
Retained earnings	(671)	91,890	459,172	(30,040)	520,351
Accumulated other comprehensive loss	—	6,137	514	—	6,651
Total j2 Global Inc., stockholders’ equity	265,919	328,158	838,706	(639,191)	793,592
Total stockholders’ equity	265,919	328,158	838,706	(639,191)	793,592
Total liabilities and stockholders’ equity	$632,277	$687,330	$960,332	$(640,122)	$1,639,817

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$65,313	$106,042	$(26,611)	$144,744

Cost of revenues	—	19,051	33,065	(26,558)	25,558
Gross profit	—	46,262	72,977	(53)	119,186
Operating expenses:
Sales and marketing	—	8,968	26,414	(53)	35,329
Research, development and engineering	—	3,471	4,129	—	7,600
General and administrative	400	7,646	23,373	—	31,419
Total operating expenses	400	20,085	53,916	(53)	74,348
Operating income	(400)	26,177	19,061	—	44,838
Interest expense (income), net	650	5,095	(63)	—	5,682
Other expense (income), net	—	(40)	(145)	—	(185)
Income before income taxes	(1,050)	21,122	19,269	—	39,341
Income tax expense	(379)	(1,818)	6,489	—	4,292
Net income attributable to j2 Global, Inc. common shareholders	$(671)	$22,940	$12,780	$—	$35,049

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Six Months Ended
June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$116,507	$202,676	$(40,315)	$278,868

Cost of revenues	—	39,004	50,131	(40,188)	48,947
Gross profit	—	77,503	152,545	(127)	229,921
Operating expenses:
Sales and marketing	—	17,980	50,435	(127)	68,288
Research, development and engineering	—	7,091	7,723	—	14,814
General and administrative	400	17,215	42,782	—	60,397
Total operating expenses	400	42,286	100,940	(127)	143,499
Operating income	(400)	35,217	51,605	—	86,422
Interest expense (income), net	650	10,198	(218)	—	10,630
Other expense (income), net	—	(71)	(434)	—	(505)
Income before income taxes	(1,050)	25,090	52,257	—	76,297
Income tax expense	(379)	1,325	11,537	—	12,483
Net income attributable to j2 Global, Inc. common shareholders	$(671)	$23,765	$40,720	$—	$63,814

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(671)	$22,940	$12,780	$—	$35,049
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	1,334	—	1,334
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	2,477	408	—	2,885
Other comprehensive income (loss), net of tax	—	2,477	1,742	—	4,219
Comprehensive income attributable to j2 Global, Inc.	$(671)	$25,417	$14,522	$—	$39,268

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands except share and per share data)

Six Months Ended
June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(671)	$23,765	$40,720	$—	$63,814
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	2,171	—	2,171
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	(421)	666	—	245
Other comprehensive income (loss), net of tax	—	(421)	2,837	—	2,416
Comprehensive income attributable to j2 Global, Inc.	$(671)	$23,344	$43,557	$—	$66,230

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

Six Months Ended
June 30, 2014
	j2 Global, Inc.		j2 Cloud Services, Inc.		Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$(671)		$23,765		$40,720	$—	$63,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—		3,703		24,752	—	28,455
Amortization of discount or premium of investments	—		504		150	—	654
Amortization of financing costs and discounts	265		376		—	—	641
Share-based compensation	—		3,850		497	—	4,347
Excess tax benefits from share-based compensation	—		(4,803)		—	—	(4,803)
Provision for doubtful accounts	—		448		1,362	—	1,810
Deferred income taxes	(92)		5		(693)	—	(780)
(Gain) loss on sale of available-for-sale investments	—		(40)		—	—	(40)
Decrease (increase) in:
Accounts receivable	—	—	(789)		6,480	—	5,691
Prepaid expenses and other current assets	(2)		(3,845)		696	—	(3,151)
Other assets	—		46		(9)	—	37
(Decrease) increase in:
Accounts payable and accrued expenses	839		1,451		(5,906)	—	(3,616)
Income taxes payable	(286)		(4,849)		4,815	—	(320)
Deferred revenue	—		(247)		611	—	364
Liability for uncertain tax positions	—		(1,211)	—	(2)	—	(1,213)
Other	(1)		(51)		(32)	—	(84)
Net cash provided by operating activities	52		18,313		73,441	—	91,806
Cash flows from investing activities:
Maturity of certificates of deposit	—		8,210		6,310	—	14,520
Purchase of certificates of deposit	—		—		—	—	—
Sales of available-for-sale investments	—		40,340		11,589	—	51,929

Purchase of available-for-sale investments	—	(45,044)	1	—	(45,043)
Purchases of property and equipment	—	(533)	(4,098)	—	(4,631)
Proceeds from sale of assets	—	—	608	—	608
Acquisition of businesses, net of cash received	—	55	(79,601)	—	(79,546)
Purchases of intangible assets	—	(2,804)	(1,095)	—	(3,899)
Investment in subsidiaries	—	(1,021)	—	1,021	—
Net cash used in investing activities	—	(797)	(66,286)	1,021	(66,062)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance costs	(11,069)	—	—	—	(11,069)
Repurchases of common stock and restricted stock	—	(4,733)	—	—	(4,733)
Issuance of common stock under employee stock purchase plan	—	123	—	—	123
Exercise of stock options	—	5,247	—	—	5,247
Dividends paid	—	(25,302)	—	—	(25,302)
Excess tax benefits from share-based compensation	—	4,803	—	—	4,803
Deferred payments for acquisitions	—	(3,996)	(9,477)	—	(13,473)
Other	—	(54)	(163)	—	(217)
Intercompany	—	1,958	(937)	(1,021)	—
Net cash provided by financing activities	391,431	(21,954)	(10,577)	(1,021)	357,879
Effect of exchange rate changes on cash and cash equivalents	—	—	457	—	457
Net change in cash and cash equivalents	391,483	(4,438)	(2,965)	—	384,080
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$391,483	$29,968	$170,430	$—	$591,881

j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

As of
December 31, 2013
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$—	$34,406	$173,395	$—	$207,801
Short-term investments	—	67,848	22,941	—	90,789
Accounts receivable, net	—	11,541	55,704	—	67,245
Prepaid expenses and other current assets	—	16,662	3,402	—	20,064
Deferred income taxes	—	—	3,126	—	3,126
Intercompany receivable	—	4,433	—	(4,433)	—
Total current assets	—	134,890	258,568	(4,433)	389,025
Long-term investments	—	47,351	—	—	47,351
Property and equipment, net	—	11,232	19,968	—	31,200
Trade names, net	—	12,119	70,989	—	83,108
Patent and patent licenses, net	—	15,107	13,423	—	28,530
Customer relationships, net	—	6,125	94,855	—	100,980
Goodwill	—	86,025	371,397	—	457,422
Other purchased intangibles, net	—	5,306	5,609	—	10,915
Investment in subsidiaries	—	357,057	—	(357,057)	—
Deferred income taxes	—	202	1,643	—	1,845
Other assets	—	1,576	1,837	—	3,413
Total assets	$—	$676,990	$838,289	$(361,490)	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$—	$29,419	$40,151	$—	$69,570
Income taxes payable	—	—	1,569	—	1,569
Deferred revenue - short term	—	23,762	12,564	—	36,326
Liability for uncertain tax positions	—	5,532	3	—	5,535
Deferred income taxes	—	906	986	—	1,892
Intercompany payable	—	—	4,433	(4,433)	—
Total current liabilities	—	59,619	59,706	(4,433)	114,892
Long term debt	—	245,670	—	—	245,670

Liability for uncertain tax positions	—	38,329	—	—	38,329
Deferred income taxes	—	—	35,833	—	35,833
Deferred revenue - long term	—	10,753	436	—	11,189
Other long-term liabilities	—	989	469	—	1,458
Total liabilities	—	355,360	96,444	(4,433)	447,371
Common stock, $0.01 par value	—	461	34	(34)	461
Additional paid-in capital - common	—	216,871	326,984	(326,983)	216,872
Retained earnings	—	97,754	417,136	(30,040)	484,850
Accumulated other comprehensive loss	—	6,544	(2,309)	—	4,235
Total j2 Global Inc., stockholders’ equity	—	321,630	741,845	(357,057)	706,418
Noncontrolling interests	—	—	—	—	—
Total stockholders’ equity	—	321,630	741,845	(357,057)	706,418
Total liabilities and stockholders’ equity	$—	$676,990	$838,289	$(361,490)	$1,153,789

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
June 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$71,304	$84,240	$(14,183)	$141,361

Cost of revenues	—	21,278	15,399	(13,998)	22,679
Gross profit	—	50,026	68,841	(185)	118,682
Operating expenses:
Sales and marketing	—	10,630	24,768	(185)	35,213
Research, development and engineering	—	3,078	3,310	—	6,388
General and administrative	—	8,924	15,550	—	24,474
Total operating expenses	—	22,632	43,628	(185)	66,075
Operating income	—	27,394	25,213	—	52,607
Interest expense (income), net	—	2,046	2,813	—	4,859
Other expense (income), net	—	(183)	141	—	(42)
Income before income taxes	—	25,531	22,259	—	47,790
Income tax expense	—	9,838	1,985	—	11,823
Net income	$—	$15,693	$20,274	$—	$35,967
Less net loss attributable to noncontrolling interest	—	—	—	(73)	(73)
Net income attributable to j2 Global, Inc. common shareholders	$—	$15,693	$20,274	$73	$36,040

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Six Months Ended
June 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$129,570	$156,816	$(31,408)	$254,978

Cost of revenues	—	41,908	32,200	(31,194)	42,914
Gross profit	—	87,662	124,616	(214)	212,064
Operating expenses:
Sales and marketing	—	21,272	43,793	(214)	64,851
Research, development and engineering	—	6,052	7,082	—	13,134
General and administrative	—	18,455	30,030	—	48,485
Total operating expenses	—	45,779	80,905	(214)	126,470
Operating income	—	41,883	43,711	—	85,594
Interest expense (income), net	—	5,233	4,503	—	9,736
Other expense (income), net	—	(99)	(104)	—	(203)
Income before income taxes	—	36,749	39,312	—	76,061
Income tax expense	—	14,377	2,946	—	17,323
Net income	$—	$22,372	$36,366	$—	$58,738
Less net loss attributable to noncontrolling interest	—	—	—	(224)	(224)
Net income attributable to j2 Global, Inc. common shareholders	$—	$22,372	$36,366	$224	$58,962

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

Three Months Ended
June 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$15,693	$20,274	$—	$35,967
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(363)	—	(363)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	2,355	(175)	—	2,180
Other comprehensive income (loss), net of tax	—	2,355	(538)	—	1,817
Comprehensive income	—	18,048	19,736	—	37,784
Net loss attributable to noncontrolling interest	—	—	—	(73)	(73)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit)	—	—	(15)	—	(15)
Comprehensive income attributable to j2 Global, Inc.	$—	$18,048	$19,751	$73	$37,872

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

Six Months Ended
June 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$22,372	$36,366	$—	$58,738
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(2,116)	—	(2,116)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	5,767	(766)	—	5,001
Other comprehensive income (loss), net of tax	—	5,767	(2,882)	—	2,885
Comprehensive income	—	28,139	33,484	—	61,623
Net loss attributable to noncontrolling interest	—	—	—	(224)	(224)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit)	—	—	(22)	—	(22)
Comprehensive income attributable to j2 Global, Inc.	$—	$28,139	$33,506	$224	$61,869

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

Six Months Ended
June 30, 2013
	j2 Global, Inc.		j2 Cloud Services, Inc.		Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$—		$22,372		$36,366	$—	$58,738
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—		4,336		13,905	—	18,241
Amortization of discount or premium of investments	—		615		205	—	820
Amortization of financing costs and discounts	—		301		(1)	—	300
Share-based compensation	—		4,683		—	—	4,683
Excess tax benefits from share-based compensation	—		(1,581)		—	—	(1,581)
Provision for doubtful accounts	—		711		568	—	1,279
Deferred income taxes	—		(556)		14	—	(542)
Decrease (increase) in:
Accounts receivable	—	—	(983)		3,869	—	2,886
Prepaid expenses and other current assets	—		21		908	—	929
Other assets	—		12		475	—	487
(Decrease) increase in:
Accounts payable and accrued expenses	—		(2,199)		7,197	—	4,998
Income taxes payable	—		4,341		(4,129)	—	212
Deferred revenue	—		14,962		(913)	—	14,049
Liability for uncertain tax positions	—		3,512	—	—	—	3,512
Other	—		20		(10)	—	10
Net cash provided by operating activities	—		50,567		58,454	—	109,021
Cash flows from investing activities:
Maturity of certificates of deposit	—		22,106		9,014	—	31,120
Purchase of certificates of deposit	—		(8,165)		(5,696)	—	(13,861)
Sales of available-for-sale investments	—		62,261		5,000	—	67,261
Purchase of available-for-sale investments	—		(79,661)		(12,068)	—	(91,729)
Purchases of property and equipment	—		(2,482)		(3,507)	—	(5,989)

Acquisition of businesses, net of cash received	—	(1,624)	(79,526)	—	(81,150)
Purchases of intangible assets	—	(791)	(470)	—	(1,261)
Investment in subsidiaries	—	(12,498)	—	12,498	—
Other	—	3,281	(3,281)	—	—
Net cash used in investing activities	—	(17,573)	(90,534)	12,498	(95,609)
Cash flows from financing activities:
Debt issuance costs	—	(47)	—	—	(47)
Repurchases of common stock and restricted stock	—	(2,266)	—	—	(2,266)
Issuance of common stock under employee stock purchase plan	—	106	—	—	106
Exercise of stock options	—	6,524	—	—	6,524
Dividends paid	—	(21,762)	—	—	(21,762)
Excess tax benefits from share-based compensation	—	1,581	—	—	1,581
Intercompany	—	(62,851)	75,349	(12,498)	—
Net cash used in financing activities	—	(78,715)	75,349	(12,498)	(15,864)
Effect of exchange rate changes on cash and cash equivalents	—	3	(1,305)	—	(1,302)
Net change in cash and cash equivalents	—	(45,718)	41,964	—	(3,754)
Cash and cash equivalents at beginning of period	—	76,712	141,968	—	218,680
Cash and cash equivalents at end of period	$—	$30,994	$183,932	$—	$214,926

17.	Subsequent Events

On August 5, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.2775 per share of common stock payable on September 2, 2014 to all stockholders of record as of the close of business on August 18, 2014.

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
In addition to growing our businesses organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel. For additional information on our acquisitions, see Note 3 - Business Acquisitions - in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
j2 Global was founded in 1995 and is a Delaware corporation. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 13 - Segment Information - of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference. IP licensing activities are included within the Business Cloud Services segment.
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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and six months ended June 30, 2014 and 2013 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Subscriber revenues:
Fixed	$85,507	$74,555	$165,986	$145,829
Variable	19,633	19,196	38,006	37,424
Total subscriber revenues	$105,140	$93,751	$203,992	$183,253
Percentage of total subscriber revenues:
Fixed	81.3%	79.5%	81.4%	79.6%
Variable	18.7%	20.5%	18.6%	20.4%

Average monthly revenue per Cloud Business Customer (1)(2)	$13.84	$14.07
Cancel Rate(3)	2.0%	2.2%

(1)
Quarterly ARPU is calculated using our standard convention of applying the average of the quarter's beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Business Customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Business Customer base.

(2)	Cloud Business Customers is defined as paying DIDs for fax and voice services, and direct and resellers’ accounts for other services.

(3)
Cancel Rate is defined as cancels of small and medium business ("SMB") and individual Cloud Business Customers with greater than 4 months of continuous service (continuous service includes Cloud Business Customers which are administratively cancelled and reactivated within the same calendar month), and enterprise Cloud Business Customers beginning with their first day of service. Calculated monthly and expressed here as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Visits	607	558	1,202	935
Page views	1,963	1,897	3,985	3,146
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014. During the three months ended June 30, 2014, there were no significant changes in our critical accounting policies and estimates, except the Company measured the liability component of the Convertible Notes at its estimated fair value as of the date of issuance. The fair value of the liability component of the Convertible Notes was calculated by using the straight-debt rate to discount the future principal and interest cash flows associated with the Convertible Notes over the expected life of the Convertible Notes.

Results of Operations for the Three and Six Months Ended June 30, 2014
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
Revenues	$144,744	$141,361	2%	$278,868	$254,978	9%

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

Our revenues have increased over the comparable three and six month period of 2013 primarily due to the following factors:

•Organic growth within our Digital Media properties, plus acquisitions in that segment; and

•Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
Cost of revenue	$25,558	$22,679	13%	$48,947	$42,914	14%
As a percent of revenue	18%	16%	2%	18%	17%	1%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2014 was primarily due to an increase in costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
Sales and Marketing	$35,329	$35,213	—%	$68,288	$64,851	5%
As a percent of revenue	24%	25%	(1)%	24%	25%	(1)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2014 and 2013 was $15.6 million and $14.3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $30.7 million and $28.6 million, respectively.  The increase in sales and marketing expenses for the three months ended June 30, 2014 versus the prior comparable period was primarily due to increased advertising partially offset by reduced personnel costs. The increase in sales and marketing expenses for the six months ended June 30, 2014 versus the prior comparable period was primarily due to due to additional personnel costs associated with acquisitions, as well as increased advertising.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
Research, Development and Engineering	$7,600	$6,388	19%	$14,814	$13,134	13%
As a percent of revenue	5%	5%	—%	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months and six months ended June 30, 2014 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions.

General and Administrative.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013		2014	2013
General and Administrative	$31,419	$24,474	28%	$60,397	$48,485	25%
As a percent of revenue	22%	17%	5%	22%	19%	3%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended June 30, 2014 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services segment, bad debt expense and professional fees. The increase in general and administrative expense for the six months ended June 30, 2014 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions, professional fees, certain taxes and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$27	$205	$181	$419
Operating expenses:
Sales and marketing	426	432	917	850
Research, development and engineering	222	102	362	208
General and administrative	1,288	1,596	2,887	3,206
Total	$1,963	$2,335	$4,347	$4,683

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $5.7 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $10.6 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively. The increase in the three and six month period was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $(0.2) million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $(0.5) million and $(0.2) million for the six months ended June 30, 2014 and 2013, respectively. The increase in the three and six month period was primarily due to the sale of investments.

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

Provision for income taxes amounted to $4.3 million and $11.8 million for the three months ended June 30, 2014 and 2013, respectively. Income tax expense for the six month ended June 30, 2014 and 2013 was $12.5 million and $17.3 million, respectively. Our effective tax rate was 10.9% and 24.7% for the three months ended June 30, 2014 and 2013, respectively, and 16.4% and 22.8% for the six months ended June 30, 2014 and 2013, respectively.

The decrease in our effective income tax rate for the three months ended June 30, 2014 was primarily attributable to the following:

1.	a reversal of uncertain income tax positions; and

2.	the recognition of a net operating loss; and

3.	an increase in the portion of our income being taxed in foreign jurisdiction and subject to lower tax rates than in the U.S.; partially offset by:

4.	an increase in subpart F income

The decrease in our effective income tax rate for the six months ended June 30, 2014 was primarily attributable to the following:

1.    a reversal of uncertain income tax positions; and

2.    the recognition of a net operating loss; partially offset by:

3.    an increase in subpart F income

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

Business Cloud Services
The following segment results are presented for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
External net sales	$106,523	$108,768	$(2,245)	(2.1)%	$207,353	$199,507	$7,846	3.9%
Inter-segment net sales	—	—	—	—%	—	—	—	—%
Segment net sales	106,523	108,768	(2,245)	(2.1)%	207,353	199,507	7,846	3.9%
Cost of revenues	21,113	17,987	3,126	17.4%	40,650	34,630	6,020	17.4%
Gross profit	85,410	90,781	(5,371)	(5.9)%	166,703	164,877	1,826	1.1%
Operating expenses	39,043	30,502	8,541	28.0%	75,118	59,941	15,177	25.3%
Segment operating income	$46,367	$60,279	$(13,912)	(23.1)%	$91,585	$104,936	$(13,351)	(12.7)%
Segment net sales of $106.5 million for the three months ended June 30, 2014 decreased $(2.2) million, or (2.1)%, from the prior comparable period primarily due to a decrease in IP licensing revenues as a result of the patent license we secured during the second quarter of 2013 pursuant to which we received $27 million, approximately $12.6 million of which was recorded during the quarter as associated with past damages (the "Q2 2013 License"); partially offset by an increase in our subscriber base at stable average revenue per user (ARPU) levels. Segment net sales of $207.4 million for the six months ended June 30, 2014 increased $7.8 million, or 3.9%, from the prior comparable period primarily due to an increase in our subscriber base at stable average revenue per user (ARPU) levels; partially offset by a decrease in IP licensing revenues.
Segment gross profit of $85.4 million for the three months ended June 30, 2014 decreased $(5.4) million from the prior comparable period primarily due to the decrease in IP licensing revenues which has no related cost of revenues. Segment gross profit of $166.7 million for the six months ended June 30, 2014 increased $1.8 million from the prior comparable period. Excluding the impact of the Q2 2013 License, gross profit as a percentage of revenues for the three and six months ended June 30, 2014 was consistent with the prior comparable period.
Segment operating expenses of $39.0 million for the three months ended June 30, 2014 increased $8.5 million from 2013 primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; ; (b) an increase in sales and marketing costs; (c) recognition of certain city user taxes; (d) an increase in professional fees; and (e) additional depreciation due to certain capital expenditures during the current year.
As a result of these factors, segment operating income of $46.4 million for the three months ended June 30, 2014 decreased $(13.9) million, or (23.1)%, from the prior comparable period, and segment operating income of $91.6 million for the six months ended June 30, 2014 decreased $(13.4) million, or (12.7)%, from the prior comparable period.

Digital Media
 The following segment results are presented for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
External net sales	$38,221	$32,593	$5,628	17.3%	$71,515	$55,471	$16,044	28.9%
Intersegment net sales	53	185	(132)	(71.4)%	127	214	(87)	(40.7)%
Segment net sales	38,274	32,778	5,496	16.8%	71,642	55,685	15,957	28.7%
Cost of revenues	4,445	4,692	(247)	(5.3)%	8,297	8,284	13	0.2%
Gross profit	33,829	28,086	5,743	20.4%	63,345	47,401	15,944	33.6%
Operating expenses	28,273	28,599	(326)	(1.1)%	53,137	51,910	1,227	2.4%
Segment operating income (loss)	$5,556	$(513)	$6,069	(1,183.0)%	$10,208	$(4,509)	$14,717	(326.4)%
Segment net sales of $38.3 million for the three months ended June 30, 2014 increased $5.5 million, or 16.8%, from the prior comparable period, and segment net sales of $71.6 million for the six months ended June 30, 2014 increased $16.0 million, or 28.7%, from the prior comparable period, in each case primarily due to additional advertising revenues as a result of acquisitions subsequent to the prior comparable period.
Segment gross profit of $33.8 million for the three months ended June 30, 2014 increased $5.7 million from the prior comparable period, and segment gross profit of $63.3 million for the six months ended June 30, 2014 increased $15.9 million from the prior comparable period, in each case primarily due to an increase in net sales between the periods.
Segment operating expenses of $28.3 million for the three months ended June 30, 2014, and $53.1 million for the six months ended June 30, 2014, were comparable to the prior comparable period.
As a result of these factors, segment operating income of $5.6 million for the three months ended June 30, 2014 increased $6.1 million from the prior comparable period, and segment operating income of $10.2 million for the six months ended June 30, 2014 increased $14.7 million from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2014, we had cash and investments of $708.5 million compared to $345.9 million at December 31, 2013. The increase resulted primarily from the proceeds from our June 2014 issuance of $402.5 million the Convertible Notes, cash provided by operations, sales of investments and the exercise of stock options, partially offset by business acquisitions, dividends paid and the repurchase of stock. At June 30, 2014, cash and investments consisted of cash and cash equivalents of $591.9 million, short-term investments of $61.7 million and long-term investments of $54.9 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2014, cash and investments held within foreign and domestic jurisdictions were $156.9 million and $551.6 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On May 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock payable on June 3, 2014 to all stockholders of record as of the close of business on May 19, 2014. On August 5, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.2775 per share of common stock payable on September 2, 2014 to all stockholders of record as of the close of business on August 18, 2014. Future dividends are subject to Board approval and certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. and within the Indenture relating to the Notes, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

In exchange for the Convertible Notes, j2 Global received proceeds of $391.4 million in cash, net of initial purchaser's discounts and commissions. The net proceeds are available for general corporate purposes, which may include working capital, acquisitions, retirement of debt and other business opportunities.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $91.8 million and $109.0 million for the six months ended June 30, 2014 and 2013, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and semi-annual interest payments associated with our senior notes. The decrease in our net cash provided by operating activities in 2014 compared to 2013 was primarily attributable to lower deferred revenue, accounts payable and accrued expense balances, lower liability for uncertain tax positions, and increased prepaid assets and increased excess tax benefit from share-based compensation, partially offset by increased depreciation and amortization and lower accounts receivable balances. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $19.5 million and $11.3 million at June 30, 2014 and December 31, 2013, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash used in investing activities was approximately $(66.1) million and $(95.6) million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. For the six months ended June 30, 2013, net cash used in investing activities was primarily attributable business acquisitions and the purchase of available-for-sale investments, certificates of deposit, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. The decrease in our net cash used in investing activities in 2014 compared to 2013 was primarily attributable to lower purchases of available-for-sale investments.

Net cash provided by (used in) financing activities was approximately $357.9 million and $(15.9) million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, net cash provided by financing activities was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation; partially offset by dividends paid and repurchases of stock. For the six months ended June 30, 2013, net cash provided by financing activities was primarily attributable dividends paid and repurchases of stock partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. The increase in net cash provided by financing activities in 2014 compared to 2013 was primarily attributable to the proceeds from the sale of the Convertible Notes.

Stock Repurchase Program

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2014:

	Payments Due in (in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	16,435	33,081	33,081	33,081	33,081	72,425	221,184
Operating leases (c)	4,260	8,027	6,938	4,937	4,375	4,161	32,698
Telecom services and co-location facilities (d)	972	1,612	932	339	34	—	3,889
Holdback payment (e)	2,384	5,080	470	—	—	—	7,934
Other (f)	1,195	888	277	5	—	—	2,365
Total	$25,246	$48,688	$41,698	$38,362	$37,490	$729,086	$920,570

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of June 30, 2014, our liability for uncertain tax positions was $42.7 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

Credit Agreement

On January 5, 2009, our subsidiary j2 Cloud Services entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012, November 9, 2012 and November 19, 2013. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 7 - Long-Term Debt, and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants.

j2 Cloud Services has not drawn down any amounts under the Credit Agreement as of June 30, 2014.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2014, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2014, we had investments in debt securities with effective maturities greater than one year of approximately $54.9 million. Such investments had a weighted average yield of approximately 1%. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $591.9 million and $207.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of June 30, 2014, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

Our subsidiary, j2 Cloud Services, is a party to the Credit Agreement, as amended, with Union Bank, N.A. If j2 Cloud Services were to borrow under the Credit Agreement, we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and six months ended June 30, 2014 and 2013, where net foreign currency gain/(loss) amounted to approximately $0.4 million and $0.5 million, respectively, and $(0.2) million and $(0.1) million, respectively. For the three and six months ended June 30, 2014, cumulative translation adjustments included in other comprehensive income amounted to approximately $1.3 million and $2.2 million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2014. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described below relating to the Company's June 2014 issuance of Convertible Notes:

Risks Related To Our Business
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change or on a repurchase date, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change, in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Our interest deductions attributable to the Convertible Notes may be deferred, limited or eliminated under certain conditions.
We believe that the Convertible Notes are subject to the contingent payment debt instrument regulations. This conclusion is subject to complex factual and legal uncertainty and is not binding on the IRS or the courts. If the IRS takes a contrary position and a court sustains the IRS’ position, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the Convertible Notes.

Risks Related To Our Stock
The fundamental change purchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change. A non‑stock takeover of our company may trigger the requirement that we purchase the Convertible Notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.
Conversions of the Convertible Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their Convertible Notes.
The conversion of some or all of the Convertible Notes will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.
We are a holding company and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, which are subject to certain restrictions on their ability to pay dividends to us to fund dividends on our stock, pay interest on the Convertible Notes and fund other holding company expenses.
We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the Convertible Notes, and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise.

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. j2 Cloud Services, which currently conducts all of our operations, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and the credit facility with Union Bank. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income and proceeds from equity offerings, although it permits any dividends if j2 Cloud Services’ pro forma leverage ratio is less than 1.75 to 1. The credit facility prohibits dividends unless that unit is in pro forma compliance with all financial covenants, including maximum leverage of 2 to 1 and minimum EBITDA of $35 million. While j2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends, on our stock, pay interest on the Convertible Notes and fund other operating company expenses without additional sources of cash.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015. During the six month period ended June 30, 2014, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2014 - April 30, 2014	1,630	$49.56	—	2,873,920
May 1, 2014 - May 31, 2014	11,575	$47.96	—	2,873,920
June 1, 2014 - June 30, 2014	—	$—	—	2,873,920
Total	13,205		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated June 10, 2014, by and among j2 Global, Inc., j2 Global Holdings, Inc. and j2 Cloud Services, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc.(2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of j2 Global Holdings, Inc.(3)

4.1	Bylaws of j2 Global, Inc.(4)

4.2	Indenture, dated June 10, 2014 (5)

4.3	First Supplemental Indenture, dated June 17, 2014 (6)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(2)	Incorporated by reference to Exhibit 3.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(3)	Incorporated by reference to Exhibit 3.2 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(4)	Incorporated by reference to Exhibit 4.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(5)	Incorporated by reference to Exhibit 4.2 of j2 Global’s Registration Statement on Form S-3ASR filed with the Commission on June 10, 2014, Registration No. 333-196640.

(6)	Incorporated by reference to Exhibit 4.3 of j2 Global's Current Report on Form 8-K filed with the Commission on June 17, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 8, 2014	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	By:	/s/ KATHLEEN M. GRIGGS
Kathleen M. Griggs
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2014	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 10, 2014, by and among j2 Global, Inc., j2 Global Holdings, Inc. and j2 Cloud Services, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc.(2)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of j2 Global Holdings, Inc.(3)

4.1	Bylaws of j2 Global, Inc.(4)

4.2	Indenture, dated June 10, 2014 (5)

4.3	First Supplemental Indenture, dated June 17, 2014 (6)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(2)	Incorporated by reference to Exhibit 3.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(3)	Incorporated by reference to Exhibit 3.2 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(4)	Incorporated by reference to Exhibit 4.1 of j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014

(5)	Incorporated by reference to Exhibit 4.2 of j2 Global’s Registration Statement on Form S-3ASR filed with the Commission on June 10, 2014, Registration No. 333-196640.

(6)	Incorporated by reference to Exhibit 4.3 of j2 Global's Current Report on Form 8-K filed with the Commission on June 17, 2014.