Form 10-Q
period 2014-09-30
J2 GLOBAL, INC.
filed 2014-11-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, the registrant had 47,806,494 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$514,997	$207,801
Short-term investments	107,418	90,789
Accounts receivable, net of allowances of $3,582 and $4,105, respectively	75,016	67,245
Prepaid expenses and other current assets	24,817	20,064
Deferred income taxes	7,451	3,126
Total current assets	729,699	389,025
Long-term investments	61,415	47,351
Property and equipment, net	38,787	31,200
Trade names, net	84,193	83,108
Patent and patent licenses, net	26,892	28,530
Customer relationships, net	144,398	100,980
Goodwill	533,403	457,422
Other purchased intangibles, net	8,021	10,915
Deferred income taxes	—	1,845
Other assets	13,196	3,413
Total assets	$1,640,004	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$70,781	$69,570
Income taxes payable	1,187	1,569
Deferred revenue, current	57,399	36,326
Liability for uncertain tax positions	—	5,535
Deferred income taxes	591	1,892
Other current liabilities	540	—
Total current liabilities	130,498	114,892
Long-term debt	591,464	245,670
Liability for uncertain tax positions	35,793	38,329
Deferred income taxes	61,710	35,833
Deferred revenue, non-current	10,945	11,189
Other long-term liabilities	6,033	1,458
Total liabilities	836,443	447,371
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding 5,064	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding 4,155	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 46,892,811 and 46,105,076 shares, respectively	469	461
Additional paid-in capital	270,857	216,872
Retained earnings	535,567	484,850
Accumulated other comprehensive (loss) income	(3,332)	4,235
Total stockholders’ equity	803,561	706,418
Total liabilities and stockholders’ equity	$1,640,004	$1,153,789
See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$153,018	$127,788	$431,886	$382,766

Cost of revenues (including share-based compensation of $82 and $263 for the three and nine months of 2014, respectively, and $162 and $581 for the three and nine months of 2013, respectively)	28,044	21,801	76,991	64,715
Gross profit	124,974	105,987	354,895	318,051
Operating expenses:
Sales and marketing (including share-based compensation of $443 and $1,360 for the three and nine months of 2014, respectively, and $465 and $1,315 for the three and nine months of 2013, respectively)	37,047	34,787	105,335	99,638
Research, development and engineering (including share-based compensation of $175 and $537 for the three and nine months of 2014, respectively, and $103 and $311 for the three and nine months of 2013, respectively)	7,637	6,000	22,451	19,134
General and administrative (including share-based compensation of $1,491 and $4,378 for the three and nine months of 2014, respectively, and $1,695 and $4,901 for the three and nine months of 2013, respectively)	33,812	25,892	94,209	74,377
Total operating expenses	78,496	66,679	221,995	193,149
Income from operations	46,478	39,308	132,900	124,902
Interest expense (income), net	10,123	4,972	20,753	14,709
Other expense (income), net	251	(396)	(254)	(600)
Income before income taxes	36,104	34,732	112,401	110,793
Income tax expense	7,345	7,105	19,828	24,428
Net income	$28,759	$27,627	$92,573	$86,365
Less net loss attributable to noncontrolling interest	—	(179)	—	(403)
Net income attributable to j2 Global, Inc. common shareholders	$28,759	$27,806	$92,573	$86,768
Net income per common share:
Basic	$0.60	$0.60	$1.94	$1.88
Diluted	$0.60	$0.59	$1.93	$1.85
Weighted average shares outstanding:
Basic	46,845,477	45,729,171	46,653,836	45,441,265
Diluted	47,163,912	46,291,631	46,988,427	46,066,604
Cash dividends paid per common share	$0.2775	$0.2475	$0.8100	$0.7200

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$28,759	$27,627	$92,573	$86,365
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of ($2,456) and ($1,757) for three and nine months of 2014, respectively, and $759 and ($219) for the three and nine months of 2013, respectively	(6,977)	1,590	(4,806)	(526)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of ($1,440) and ($1,295) for the three and nine months of 2014, respectively, and $2,465 and $5,380 for the three and nine months of and 2013, respectively	(3,006)	4,259	(2,761)	9,260
Other comprehensive (loss) income, net of tax	(9,983)	5,849	(7,567)	8,734
Comprehensive income	18,776	33,476	85,006	95,099
Net loss attributable to noncontrolling interest	—	(179)	—	(403)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit) of $0 for the three and nine months of 2014, respectively, and ($3) and ($20) for the three and nine months of 2013, respectively	—	(13)	—	(35)
Comprehensive income attributable to j2 Global, Inc.	$18,776	$33,668	$85,006	$95,537

See Notes to Condensed Consolidated Financial Statements

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows

(Unaudited, in thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$92,573	$86,365
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,307	28,424
Amortization of discount or premium on investments	983	1,323
Amortization of financing costs and discounts	2,828	456
Share-based compensation	6,538	7,108
Excess tax benefits from share-based compensation	(6,728)	(3,171)
Provision for doubtful accounts	3,278	2,565
Deferred income taxes	(2,954)	472
(Gain) loss on sale of available-for-sale investments	(69)	103
Decrease (increase) in:
Accounts receivable	1,267	(7,495)
Prepaid expenses and other current assets	(4,124)	945
Other assets	(128)	182
(Decrease) increase in:
Accounts payable and accrued expenses	(2,949)	4,035
Income taxes payable	7,565	(3,286)
Deferred revenue	(815)	13,049
Liability for uncertain tax positions	(8,071)	3,867
Other	(380)	(62)
Net cash provided by operating activities	132,121	134,880
Cash flows from investing activities:
Maturity of certificates of deposit	14,520	42,615
Purchase of certificates of deposit	—	(22,071)
Sales of available-for-sale investments	60,456	82,889
Purchase of available-for-sale investments	(112,983)	(139,955)
Purchases of property and equipment	(7,755)	(11,116)
Proceeds from sale of assets	608	1
Acquisition of businesses, net of cash received	(118,238)	(81,566)
Purchases of intangible assets	(4,806)	(2,784)
Net cash used in investing activities	(168,198)	(131,987)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—
Debt issuance costs	(11,527)	(47)
Repurchases of common stock and restricted stock	(5,473)	(4,513)
Issuance of common stock under employee stock purchase plan	199	161
Exercise of stock options	6,441	13,515
Dividends paid	(38,547)	(33,267)
Excess tax benefits from share-based compensation	6,728	3,171
Deferred payments for acquisitions	(14,316)	—
Other	(765)	(171)
Net cash provided by (used in) financing activities	345,240	(21,151)
Effect of exchange rate changes on cash and cash equivalents	(1,967)	(1,241)
Net change in cash and cash equivalents	307,196	(19,499)
Cash and cash equivalents at beginning of period	207,801	218,680
Cash and cash equivalents at end of period	$514,997	$199,181
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Holding Company Reorganization
On June 10, 2014, j2 Global, Inc., a Delaware corporation, completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which j2 Global, Inc. (the “Predecessor”), merged with j2 Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Predecessor, and changed its name to “j2 Cloud Services, Inc.” The Predecessor surviving the merger became a direct, wholly owned subsidiary of a new public holding company, j2 Global Holdings, Inc. (the “Holding Company”), which in connection with the merger changed its name to j2 Global, Inc.
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

Fair Value Measurements

As of September 30, 2014 and December 31, 2013, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized third-party costs incurred in connection with its sale of debt within long-term other assets and recorded the amounts paid to the lender as original purchase discount as a reduction to such notes (See Note 7 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

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

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

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

Earnings Per Common Share

Earnings per common share ("EPS") is calculated pursuant to the two-class method as defined in ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

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

Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period.  The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method. In connection with the Company's issuance of convertible notes (See Note 7 - Long Term Debt) during the second quarter of 2014, the Company currently intends to satisfy the conversion obligation by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company's common shares. As a result, the potential common shares to satisfy the excess conversion value will be included in the presentation of diluted EPS only to the extent that the conversion features are in-the-money and the effect is dilutive.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2014 presentation.

2.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for fiscal years beginning after December 15, 2013. This new guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on our financial statements.

3.	Business Acquisitions

The Company completed the following acquisitions during the first nine months of fiscal 2014, paying the purchase price in cash in each transaction: (a) share purchase of City Numbers®, a UK-based provider of inbound DIDs in over 80 countries; (b) share and asset purchase of Securstore®, an Iceland-based provider of cloud backup and recovery services; (c) share purchase of Livedrive®, a UK-based provider of online backup with added file synchronization features; (d) asset purchase of Faxmate, an Australia-based provider of Internet fax services; (e) share purchase of Critical Software Ltd., a UK-based email security and management company operating under the brand name iCriticalTM; (f) share and asset purchase of Online Backup Company Norway AS and a subsidiary, a Nordic-based provider of online backup services; (g) share and asset purchase of emedia Communications LLC, a US and UK-based provider of research to information technology (IT) buyers and leads to IT vendors; (h) asset purchase of Contactology, Inc., a North Carolina-based provider of email marketing services; (i) asset purchase of Back Up My Info!, a NY-based provider of online backup services; (j) asset purchase of Web24, an Australia-based provider of domain name, web hosting, dedicated or shared servers and related services; (k) equity purchase of Excel Micro, LLC, a Philadelphia-based provider of cloud email security and archiving solutions; and (l) other smaller share and asset acquisitions in the Business Cloud Services segment.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of September 30, 2014, reflect the results of operations of all 2014 acquisitions. For the nine months ended September 30, 2014, these acquisitions contributed $32 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to the Company's integration activities. Total consideration for these transactions was $176.3 million, net of cash acquired and including $34.9 million of assumed liabilities consisting primarily of deferred revenues, trade accounts payable, and other accrued liabilities.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Asset	Valuation
Accounts Receivable	$11,291
Property and Equipment	8,686
Other Assets	3,339
Deferred Tax Asset	1,877
Software	2,474
Trade Names	2,387
Customer Relationships	65,153
Other Intangibles	1,477
Goodwill	79,600
Total	$176,284

The initial accounting for these acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary working capital and related tax items. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2014 is $79.6 million, of which $20.9 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2014 acquisitions as if each acquisition had occurred on January 1, 2013 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(unaudited)	(unaudited)
Revenues	$474,749	$440,030
Net Income	$96,031	$89,043
EPS - Basic	$2.01	$1.93
EPS - Diluted	$2.00	$1.90

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2014	December 31, 2013
Due within 1 year	$81,410	$46,339
Due within more than 1 year but less than 5 years	58,955	44,865
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	2,459	2,486
Total	$142,824	$93,690

The following table summarizes the Company’s investments designated as available-for-sale (in thousands):

	September 30, 2014	December 31, 2013
Available-for-sale	$168,833	$123,737
Total	$168,833	$123,737

The following table summarizes the gross unrealized gains and losses and fair values for the Company's available-for-sale investments as of September 30, 2014 and December 31, 2013 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Debt Securities	$142,730	$188	$(94)	$142,824
Equity Securities	20,610	5,631	(232)	26,009
Total	$163,340	$5,819	$(326)	$168,833
December 31, 2013
Debt Securities	$93,569	$158	$(37)	$93,690
Equity Securities	20,610	9,558	(121)	30,047
Total	$114,179	$9,716	$(158)	$123,737

At September 30, 2014, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to September 30, 2014. At September 30, 2014, equity securities were recorded as available-for-sale and represent a strategic equity investment. At September 30, 2014, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

Investments in an unrealized loss position as of September 30, 2014 and December 31, 2013, but in a continuous unrealized loss position for less than 12 months had a fair value of $78.8 million and $37.3 million, respectively. Investments in a continuous unrealized loss position for 12 months and longer as of September 30, 2014 and December 31, 2013 had a fair value of $0.2 million and $2.0 million, respectively, of which loss positions are determined to be temporary in nature.

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

j2 Global complies with the accounting guidance which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the Company uses a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company's money market funds and its marketable equity securities are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The Company's debt investments, time deposits and commercial paper, all of which have counterparties with high credit ratings, are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of the Senior Notes and Convertible Notes (See Note 7 - Long-Term Debt) are determined using recent quoted market prices or dealer quotes for such securities, if available, which are Level 1 inputs. If such information is unavailable, the fair value of these securities are determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. If none of the above information is available, the fair value of these securities is determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are also Level 2 inputs. The total carrying value of long-term debt was $591.5 million and $245.7 million, and the corresponding fair value was approximately $678.3 million and $283.3 million, at September 30, 2014 and December 31, 2013, respectively.

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$328,786	$—	$—	$328,786
Time deposits	—	52,057	—	52,057
Corporate commercial papers	—	12,004	—	12,004
Equity securities	26,009	—	—	26,009
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	42,387	—	42,387
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,119	—	2,119
Debt securities issued by foreign governments	—	2,033	—	2,033
Corporate debt securities	—	96,285	—	96,285
Total	$354,795	$206,885	$—	$561,680

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market and other funds	$101,232	$—	$—	$101,232
Time deposits	22,773	—	—	22,773
Certificates of deposit	14,402	—	—	14,402
Equity securities	30,047	—	—	30,047
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,702	—	—	23,702
Debt securities issued by states of the U.S. and political subdivisions of the states	3,296	—	—	3,296
Corporate debt securities	66,692	—	—	66,692
Total	$262,144	$—	$—	$262,144

Management reevaluated the inputs used in determining the level of fair value as of September 30, 2014 and transferred $206.9 million of financial instruments from Level 1 to Level 2. The Company determined the fair value of such transfer as of the end of the reporting period.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Balance as of January 1, 2014	$457,422
Goodwill acquired (Note 3)	79,600
Purchase accounting adjustments	(975)
Foreign exchange translation	(2,644)
Balance as of September 30, 2014	$533,403

The Company's goodwill balance was $533.4 million as of September 30, 2014, of which $385.3 million and $148.1 million were recorded in the Business Cloud Services and Digital Media segments, respectively. Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of September 30, 2014 and December 31, 2013 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	September 30, 2014	December 31, 2013
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of September 30, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	16.6 years	$69,067	$(12,253)	$56,814
Patent and patent licenses	7.8 years	62,836	(35,944)	26,892
Customer relationships	8.5 years	201,827	(57,429)	144,398
Other purchased intangibles	5.1 years	20,183	(17,594)	2,589
Total		$353,913	$(123,220)	$230,693

As of December 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Tradenames	17.0 years	$66,911	$(11,182)	$55,729
Patent and patent licenses	8.1 years	58,446	(29,916)	28,530
Customer relationships	8.1 years	139,362	(38,382)	100,980
Other purchased intangibles	5.0 years	18,149	(12,666)	5,483
Total		$282,868	$(92,146)	$190,722

Amortization expense, included in general and administrative expense, approximated $10.7 million and $7.5 million for the three month periods ended September 30, 2014 and 2013, respectively, and $32.2 million and $21.6 million for the nine month periods ended September 30, 2014 and 2013, respectively.  Amortization expense is estimated to approximate $44.3 million, $45.6 million, $40.0 million, $33.1 million and $23.8 million for fiscal years 2014 through 2018 respectively, and $76.1 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, j2 Cloud Services, Inc. (formerly j2 Global, Inc.), a subsidiary of j2 Global, Inc., issued $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of September 30, 2014, the unamortized discount on the Senior Notes was approximately $3.9 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $1.1 million as of September 30, 2014, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Cloud Services, Inc. may redeem up to 35% of the aggregate principal amount of the Senior Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of September 30, 2014, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries.  If j2 Cloud Services, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant restricted subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes,

The indenture to the Senior Notes contains restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries, including but not limited to limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. As of September 30, 2014, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

As of September 30, 2014, the estimated fair value of the Senior Notes was approximately $273.3 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of September 30, 2014.

3.25% Convertible Notes

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

The initial conversion rate is 14.4159 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $69.37 per share of our common stock based on the Company's closing stock price at issuance. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes and described in the Prospectus Supplement filed with the Securities and Exchange Commission on June 13, 2014 ("Prospectus Supplement") in connection with the offer and sale of the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

Accounting for the Convertible Notes

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of September 30, 2014, the carrying value of the Convertible Notes was $345.4 million, which consisted of $402.5 million outstanding principal amount net of $57.1 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2014, the remaining period over which the unamortized debt discount will be amortized is 6.8 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the initial purchasers' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through June 15, 2021. The unamortized balance as of September 30, 2014 was $9.7 million. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

For the third quarter ended September 30, 2014, the Company recognized interest expense of $5.3 million related to the Convertible Notes, comprised of $3.3 million for the contractual coupon interest, $1.7 million related to the amortization of debt discount and $0.3 million related to the amortization of deferred debt issuance costs.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2014, the estimated fair value of the Convertible Notes was approximately $405.0 million.

Cash paid for interest on debt for the nine months ended September 30, 2014 was $20.0 million.

Long-term debt as of September 30, 2014 consists of the following (in thousands):

Notes	$246,055
Convertible Notes	345,409
Total long-term debt	591,464
Less: current portion	—
Total long-term debt, less current portion	$591,464

8.	Commitments and Contingencies

Litigation

From time-to-time, j2 Global and its affiliates are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. Many of these matters directly or indirectly concern patent actions filed by j2 Global and its affiliates against others. As part of the Company’s continuing effort to prevent the unauthorized use of its intellectual property, j2 Global and its affiliates have brought claims against several companies for infringing patents relating to online fax, voice, and other messaging technologies, including, among others, Integrated Global Concepts, Inc. (“IGC”) and RPost Holdings, Inc. and its affiliates (collectively, “RPost”).
On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against IGC in the U.S. District Court for the Northern District of Georgia (“Northern District of Georgia”) (No. 1:06-cv-02119). In response, IGC filed counterclaims alleging antitrust violations and breach of contract, in addition to patent-related counterclaims.  On September 2, 2011, the Northern District of Georgia dismissed IGC’s breach of contract counterclaim and one of its antitrust counterclaims. On July 27, 2012, the Northern District of Georgia granted the j2 Global affiliate’s motion to dismiss the patent-related claims and counterclaims. On March 12, 2014, the j2 Global affiliate moved for summary judgment on IGC’s remaining antitrust claims, which remains pending.
On January 7, 2011, the Department of Revenue for the State of Washington (“Washington Department of Revenue”) issued assessments to a j2 Global affiliate for business and occupation tax and retail sales tax for the period of January 1, 2004 through September 30, 2010. On November 16, 2012, the Washington Department of Revenue denied the j2 Global affiliate’s petition for correction. The j2 Global affiliate paid the assessments and on June 21, 2013 filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County (No. 13-2-01338-7). In that suit, the j2 Global affiliate is seeking a refund of the entire amount paid and a declaration that the State improperly imposed the taxes. Discovery is ongoing.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against j2 Global Canada, Inc. (“j2 Canada,” carrying on business as Protus IP Solutions) in the Ontario Superior Court of Justice (No. 11-50673), alleging that j2 Canada breached a contract relating to his use of j2 Canada’s Campaigner® product. j2 Canada filed a responsive pleading on March 23,

2011 and its responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim reframing his lawsuit as a negligence action. j2 Canada filed an amended statement of defense on April 8, 2013. Discovery is ongoing.
On July 2, 2012, IGC filed suit against two j2 Global affiliates in the U.S. District Court for the Northern District of California (“Northern District of California”) (No. 5:12-cv-03434), alleging that the j2 Global affiliates breached a contract not to sue IGC. The j2 Global affiliates asserted counterclaims for infringement of U.S. Patent Nos. 6,350,066 (“the ’066 Patent”), 6,208,638 (“the ’638 Patent”), 6,597,688 (“the ’688 Patent”), and 7,020,132 (“the ’132 Patent”), and IGC asserted counterclaims for, among other things, invalidity, unenforceability, non-infringement, and implied license. On June 27, 2013, one of the j2 Global affiliates filed an additional suit against IGC in the Northern District of California (No. 5:13-cv-02971), alleging infringement of U.S. Patent No. 6,020,980 (“the ’980 Patent”). In response, IGC filed counterclaims for, among other things, invalidity, non-infringement, implied license, and breach of the same alleged covenant not to sue. The Northern District of California ordered that the two pending suits were related for the contract issues and on March 21, 2014 granted summary judgment dismissing IGC’s breach of contract claims in both actions. On June 27, 2014, the Northern District of California transferred the cases to the Central District of California (Nos. 14-cv-5128 and 14-cv-5139). The Central District of California has not yet issued a scheduling order.
On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On or around July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). The Massachusetts Appellate Tax Board has not yet issued a scheduling order.
On January 18, 2013, Paldo Sign and Display Co. (“Paldo”) filed an amended complaint adding two j2 Global affiliates and a former j2 Canada employee as additional defendants in an existing purported class action pending in the U.S. District Court for the Northern District of Illinois (“Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of the j2 Global affiliates’ systems to send unsolicited facsimile transmissions. On August 23, 2013, a second plaintiff, Sabon, Inc. (“Sabon”), was added. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the j2 Canada employee for lack of personal jurisdiction. Discovery is ongoing.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for the ’066 Patent, as well as U.S. Patent Nos. 6,857,074 (“the ’074 Patent”), 7,836,141 (“the ’141 Patent”), 7,895,306 (“the ’306 Patent”), 7,895,313 (“the ’313 Patent”), 7,934,148 (“the ’148 Patent”), 5,675,507, 5,870,549, and 6,564,321. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from patent licensing and sales of rights. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the Northern District of Georgia (No. 1:14-cv-03304). The Northern District of Georgia has not yet issued a scheduling order.
On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted the ’074, ’141, ’306, ’313, and ’148 Patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014. Briefing on the appeal was stayed on September 26, 2014, pending the Northern District of Illinois’s resolution of the defendants’ motion to declare the case exceptional.
On December 16, 2013, Anthony Jenkins filed a purported class action against a j2 Global affiliate in the Central District of California (No. 2:13-cv-09226).  An amended complaint was filed on March 18, 2014 adding two additional named plaintiffs. The amended complaint includes causes of action for breach of contract, several California statutory violations, and conversion.  The claims arose from the alleged difficulties some users encountered in canceling their eFax® accounts.  The potential class representatives sought, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of allegedly similarly situated persons.  On May 23, 2014, the Central District of California dismissed the plaintiffs’ breach of contract and conversion claims, as well as certain statutory claims. On September 15, 2014, this case was dismissed pursuant to a settlement agreement.

On February 19, 2014, two j2 Global affiliates filed suit in the Central District of California (No. 2:14-cv-01283) against RPost, alleging infringement of the ’980 and ’148 Patents and seeking a declaration of non-infringement and invalidity of nine RPost patents that had been asserted against the j2 Global affiliates in a patent assertion letter from RPost. An amended complaint was filed on June 20, 2014 adding j2 Canada as a plaintiff. RPost filed an answer to the complaint on July 14, 2014, asserting counterclaims of infringement for the nine RPost patents against j2 Canada’s Campaigner® product. Discovery is ongoing.
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of allegedly similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. and IV Pit Stop, Inc. (collectively, “LEO”) filed a purported class action against the same j2 Global affiliate in Los Angeles Superior Court. The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied in certain Onebox® accounts. LEO is seeking, among other things, damages and injunctive relief on behalf of itself and a purported nationwide class of allegedly similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related. Discovery is ongoing.
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible, after giving effect to existing reserves, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for a loss contingency relating to these legal proceedings because unfavorable outcomes are not considered by management to be probable.

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

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire November 2014 (extended to December 2014), does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

The Company is currently under audit for indirect taxes in several states and municipalities. The Company currently has no material reserves established for these matters, as the Company has determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

9.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended September 30, 2014, the effective tax rate was 20.3%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to reinvest such earnings in foreign jurisdictions.  Income before income taxes included income from domestic operations of $70.5 million and $56.0 million for the nine months ended September 30, 2014 and 2013, respectively, and income from foreign operations of $41.9 million and $54.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had $35.8 million and $43.9 million, respectively, in liabilities for uncertain income tax positions. The decrease in liabilities for uncertain income tax positions resulted from j2 Global effectively settling its California Franchise Tax Board ("FTB") 2004 through 2008 income tax audits, as well as transfer pricing changes made for 2013 and 2014. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $23.6 million for the nine months ended September 30, 2014.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $9.8 million and $11.3 million at September 30, 2014 and December 31, 2013, respectively.

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
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") and on February 11, 2014 extended the 2012 Program through February 20, 2015.  During the nine month period ended September 30, 2014, no shares were repurchased under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2014, the Company purchased 13,349 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014
May 7, 2014	$0.2700	May 19, 2014	June 3, 2014
August 5, 2014	$0.2775	August 18, 2014	September 2, 2014
October 30, 2014	$0.285	November 17, 2014	December 4, 2014

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2014, 224,708 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2014, 606,447 shares underlying options and 95,204 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,175,657	$21.21
Granted	—	—
Exercised	(424,706)	15.59
Canceled	(15,000)	31.07
Outstanding at September 30, 2014	735,951	24.25	4.1	$18,476,543
Exercisable at September 30, 2014	623,739	23.72	3.7	$15,991,979
Vested and expected to vest at September 30, 2014	721,497	$24.19	4.1	$18,163,534

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2014 and 2013 were $14.5 million and $11.6 million, respectively.

As of September 30, 2014 and December 31, 2013, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $1.0 million and $2.0 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.6 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the nine months ended September 30, 2014 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.22% and 15.72% as of September 30, 2014 and 2013, respectively.

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $1.9 million and $1.8 million of compensation expense for the three months ended September 30, 2014 and 2013, respectively, related to restricted stock and restricted stock units, and $5.5 million and $5.0 million of compensation expense for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had unrecognized share-based compensation cost of approximately $22.6 million and $20.2 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.1 years for awards and 3.3 years for units.

Restricted stock award activity for the nine months ended September 30, 2014 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,178,371	$18.17
Granted	176,864	44.65
Vested	(452,010)	17.66
Canceled	(45,070)	35.55
Nonvested at September 30, 2014	858,155	$22.98

Restricted stock unit award activity for the nine months ended September 30, 2014 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	109,725
Granted	16,737
Vested	(16,258)
Canceled	(15,000)
Outstanding at September 30, 2014	95,204	2.0	$4,699,269
Vested and expected to vest at September 30, 2014	74,330	1.8	$3,668,909

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$82	$162	$263	$581
Operating expenses:
Sales and marketing	443	465	1,360	1,315
Research, development and engineering	175	103	537	311
General and administrative	1,491	1,695	4,378	4,901
Total	$2,191	$2,425	$6,538	$7,108

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2014 and 2013, 4,463 and 4,416 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $199,000 and $161,000 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, 1,635,736 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$28,759	$27,806	$92,573	$86,768
Net income available to participating securities (a)	(538)	(416)	(1,964)	(1,455)
Net income available to j2 Global, Inc. common shareholders	$28,221	$27,390	$90,609	$85,313
Denominator:
Weighted-average outstanding shares of common stock	46,845,477	45,729,171	46,653,836	45,441,265
Dilutive effect of:
Dilutive effect of equity incentive plans	318,435	562,460	334,591	625,339
Common stock and common stock equivalents	47,163,912	46,291,631	46,988,427	46,066,604
Net income per share:
Basic	$0.60	$0.60	$1.94	$1.88
Diluted	$0.60	$0.59	$1.93	$1.85

(a)	Represents unvested restricted stock awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and nine months ended September 30, 2014 and 2013, zero options were outstanding with exercise prices greater than the average market price of the common shares so none were excluded from the computation of diluted earnings per share for such periods.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues by segment:
Business Cloud Services	$109,855	$94,391	$317,208	$293,898
Digital Media	43,218	33,522	114,860	89,207
Elimination of inter-segment revenues	(55)	(125)	(182)	(339)
Total revenues	153,018	127,788	431,886	382,766

Direct costs by segment(1):
Business Cloud Services	60,841	48,504	176,609	143,075
Digital Media	35,872	32,652	97,305	92,845
Direct costs by segment(1):	96,713	81,156	273,914	235,920

Business Cloud Services operating income	49,014	45,886	140,599	150,823
Digital Media operating income (loss)	7,346	871	17,555	(3,638)
Segment operating income	56,360	46,757	158,154	147,185

Global operating costs(2)	9,882	7,449	25,254	22,283
Income from operations	$46,478	$39,308	$132,900	$124,902

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

(2) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	September 30, 2014	December 31, 2013
Assets:
Business Cloud Services	$853,843	$818,722
Digital Media	352,547	333,286
Total assets from reportable segments	1,206,390	1,152,008
Corporate	433,614	1,781
Total assets	$1,640,004	$1,153,789

	Nine Months Ended September 30,
	2014	2013
Capital expenditures:
Business Cloud Services	$4,366	$5,573
Digital Media	3,066	5,067
Total from reportable segments	7,432	10,640
Corporate	323	476
Total capital expenditures	$7,755	$11,116

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and amortization:
Business Cloud Services	$9,413	$6,248	$27,471	$17,609
Digital Media	5,250	3,767	15,273	10,335
Total from reportable segments	14,663	10,015	42,744	27,944
Corporate	188	168	563	480
Total depreciation and amortization	$14,851	$10,183	$43,307	$28,424

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$101,381	$90,447	$289,656	$270,444
Canada	17,698	17,992	52,642	55,137
Ireland	10,846	10,417	32,118	30,822
All other countries	23,093	8,932	57,470	26,363
	$153,018	$127,788	$431,886	$382,766

	September 30, 2014	December 31, 2013
Long-lived assets:
United States	$176,216	$170,247
All other countries	93,264	51,675
Total	$269,480	$221,922

14.	Unrestricted Subsidiaries

As of September 30, 2014, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of September 30, 2014 is as follows (in thousands):

September 30, 2014
ASSETS
Cash and cash equivalents	$28,093
Accounts receivable	47,081
Prepaid expenses and other current assets	3,570
Deferred income taxes	9,289
Total current assets	88,033
Property and equipment, net	12,737
Trade names, net	50,156
Patent and patent licenses, net	25,904
Customer relationships, net	49,885
Goodwill	148,080
Other purchased intangibles, net	802
Deferred income taxes	1,280
Other assets	1,707
Total assets	$378,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$36,700
Income taxes payable	249
Deferred revenue, current	4,044
Deferred income taxes	—
Total current liabilities	40,993
Deferred income taxes	25,238
Other long-term liabilities	1,541
Total liabilities	67,772
Additional paid-in capital	316,124
Accumulated deficit	(5,306)
Accumulated other comprehensive income (loss)	(6)
Total stockholders’ equity	310,812
Total liabilities and stockholders’ equity	$378,584

The results of operations of the Unrestricted Subsidiaries for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013	2014 (1)	2013
Revenues	$43,618	$33,522	$115,801	$89,207

Cost of revenues	5,299	4,398	13,596	12,682
Gross profit	38,319	29,124	102,205	76,525
Operating expenses:
Sales and marketing	18,163	18,085	49,552	49,049
Research, development and engineering	1,565	943	3,792	4,401
General and administrative	13,527	9,225	35,320	26,713
Total operating expenses	33,255	28,253	88,664	80,163
Income (loss) from operations	5,064	871	13,541	(3,638)
Interest expense (income), net	(3)	2,633	(5)	6,350
Other expense (income), net	518	278	100	85
Income (loss) before income taxes	4,549	(2,040)	13,446	(10,073)
Income tax expense (benefit)	4,015	1,624	8,250	(1,836)
Net income (loss)	$534	$(3,664)	$5,196	$(8,237)

(1) Effective in the second quarter of 2014, Advanced Messaging Technologies, Inc. and subsidiaries were classified as Unrestricted Subsidiaries. As a result, the prior period may not be comparable to the current period presentation.

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$6,301	$350	$6,651
Other comprehensive (loss) income before reclassifications	(3,008)	(6,977)	(9,985)
Amounts reclassified from accumulated other comprehensive income	2	—	2
Net current period other comprehensive (loss) income	(3,006)	(6,977)	(9,983)
Ending balance	$3,295	$(6,627)	$(3,332)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$6,056	$(1,821)	$4,235
Other comprehensive (loss) income before reclassifications	(2,746)	(4,806)	(7,552)
Amounts reclassified from accumulated other comprehensive income	(15)	—	(15)
Net current period other comprehensive (loss) income	(2,761)	(4,806)	(7,567)
Ending balance	$3,295	$(6,627)	$(3,332)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unrealized gain on available-for-sale investments	1	(25)	Other expense (income), net
	1	(25)	Total, before income taxes
	1	10	Income tax expense (benefit)
	2	(15)	Total, net of tax
Total reclassifications for the period	$2	$(15)	Total, net of tax

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the 8.0% senior unsecured notes due 2020 that were issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and the credit facility with Union Bank. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions did not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, Inc.’s ability to pay dividends to j2 Global, Inc.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc. (the “Parent”) on a parent-only basis, (ii) j2 Cloud Services, Inc., (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share and per share data)

As of
September 30, 2014
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$313,667	$14,799	$186,531	$—	$514,997
Short-term investments	62,647	39,767	5,004	—	107,418
Accounts receivable, net	—	11,213	63,803	—	75,016
Prepaid expenses and other current assets	1,075	16,237	7,505	—	24,817
Deferred income taxes	—	—	9,081	(1,630)	7,451
Intercompany receivable	—	81,095	—	(81,095)	—
Total current assets	377,389	163,111	271,924	(82,725)	729,699
Long-term investments	54,353	7,061	1	—	61,415
Property and equipment, net	—	8,349	30,438	—	38,787
Trade names, net	—	10,273	73,920	—	84,193
Patent and patent licenses, net	—	921	25,971	—	26,892
Customer relationships, net	—	1,049	143,349	—	144,398
Goodwill	—	50,803	482,600	—	533,403
Other purchased intangibles, net	—	4,308	3,713	—	8,021
Investment in subsidiaries	231,027	442,726	8,716	(682,469)	—
Deferred income taxes	—	6,309	3,178	(9,487)	—
Other assets	9,684	1,488	2,024	—	13,196
Total assets	$672,453	$696,398	$1,045,834	$(774,681)	$1,640,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,486	$23,100	$40,195	$—	$70,781
Income taxes payable	—	398	789	—	1,187
Deferred revenue - short term	—	23,312	34,087	—	57,399
Deferred income taxes	856	1,365	—	(1,630)	591

Other current liabilities	—	—	540	—	540
Intercompany payable	42,256	—	38,839	(81,095)	—
Total current liabilities	50,598	48,175	114,450	(82,725)	130,498
Long term debt	345,409	246,055	—	—	591,464
Liability for uncertain tax positions	—	35,793	—	—	35,793
Deferred income taxes	24,332	—	46,865	(9,487)	61,710
Deferred revenue - long term	—	8,870	2,075	—	10,945
Other long-term liabilities	—	881	5,152	—	6,033
Total liabilities	420,339	339,774	168,542	(92,212)	836,443
Common stock, $0.01 par value.	469	—	—	—	469
Additional paid-in capital - common	270,857	231,027	421,401	(652,428)	270,857
Retained earnings	(19,276)	120,214	464,670	(30,041)	535,567
Accumulated other comprehensive loss	64	5,383	(8,779)	—	(3,332)
Total j2 Global Inc., stockholders’ equity	252,114	356,624	877,292	(682,469)	803,561
Total stockholders’ equity	252,114	356,624	877,292	(682,469)	803,561
Total liabilities and stockholders’ equity	$672,453	$696,398	$1,045,834	$(774,681)	$1,640,004

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$52,960	$90,854	$9,204	$153,018

Cost of revenues	—	(3,275)	22,060	9,259	28,044
Gross profit	—	56,235	68,794	(55)	124,974
Operating expenses:
Sales and marketing	—	9,168	27,934	(55)	37,047
Research, development and engineering	—	3,320	4,317	—	7,637
General and administrative	3,063	6,789	23,960	—	33,812
Total operating expenses	3,063	19,277	56,211	(55)	78,496
Operating income	(3,063)	36,958	12,583	—	46,478
Interest expense (income), net	5,136	5,116	(129)	—	10,123
Other expense (income), net	(2)	78	175	—	251
Income before income taxes	(8,197)	31,764	12,537	—	36,104
Income tax expense	(3,158)	3,458	7,045	—	7,345
Net income attributable to j2 Global, Inc. common shareholders	$(5,039)	$28,306	$5,492	$—	$28,759

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Nine Months Ended
September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$169,467	$293,530	$(31,111)	$431,886

Cost of revenues	—	35,729	72,191	(30,929)	76,991
Gross profit	—	133,738	221,339	(182)	354,895
Operating expenses:
Sales and marketing	—	27,148	78,369	(182)	105,335
Research, development and engineering	—	10,411	12,040	—	22,451
General and administrative	3,463	24,004	66,742	—	94,209
Total operating expenses	3,463	61,563	157,151	(182)	221,995
Operating income	(3,463)	72,175	64,188	—	132,900
Interest expense (income), net	5,786	15,314	(347)	—	20,753
Other expense (income), net	(2)	6	(258)	—	(254)
Income before income taxes	(9,247)	56,855	64,793	—	112,401
Income tax expense	(3,537)	4,783	18,582	—	19,828
Net income attributable to j2 Global, Inc. common shareholders	$(5,710)	$52,072	$46,211	$—	$92,573

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(5,039)	$28,306	$5,492	$—	$28,759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	2,300	(9,277)	—	(6,977)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	64	(3,068)	(2)	—	(3,006)
Other comprehensive income (loss), net of tax	64	(768)	(9,279)	—	(9,983)
Comprehensive income attributable to j2 Global, Inc.	$(4,975)	$27,538	$(3,787)	$—	$18,776

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands except share and per share data)

Nine Months Ended
September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(5,710)	$52,072	$46,211	$—	$92,573
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	1,644	(6,450)	—	(4,806)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	64	(2,834)	9	—	(2,761)
Other comprehensive income (loss), net of tax	64	(1,190)	(6,441)	—	(7,567)
Comprehensive income attributable to j2 Global, Inc.	$(5,646)	$50,882	$39,770	$—	$85,006

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

Nine Months Ended
September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$(5,710)	$52,072	$46,211	$—	$92,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	4,950	38,357	—	43,307
Amortization of discount or premium of investments	142	677	164	—	983
Amortization of financing costs and discounts	2,266	562	—	—	2,828
Share-based compensation	2,191	4,514	(167)	—	6,538
Excess tax benefits from share-based compensation	(1,925)	(4,802)	(1)	—	(6,728)
Provision for doubtful accounts	—	1,395	1,883	—	3,278
Deferred income taxes	4,614	(2,657)	(4,911)	—	(2,954)
(Gain) loss on sale of available-for-sale investments	(2)	(18)	(49)	—	(69)
Decrease (increase) in:
Accounts receivable	—	(1,894)	3,161	—	1,267
Prepaid expenses and other current assets	(1,075)	(2,197)	(852)	—	(4,124)
Other assets	(896)	(83)	851	—	(128)
(Decrease) increase in:
Accounts payable and accrued expenses	9,915	(4,119)	(8,745)	—	(2,949)
Income taxes payable	1,734	2,822	3,009	—	7,565
Deferred revenue	—	(942)	127	—	(815)
Liability for uncertain tax positions	—	(8,069)	(2)	—	(8,071)
Other	—	(108)	(272)	—	(380)
Net cash provided by operating activities	11,254	42,103	78,764	—	132,121
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Purchase of certificates of deposit	—	—	—	—	—
Sales of available-for-sale investments	2,005	46,863	11,588	—	60,456

Purchase of available-for-sale investments	(58,591)	(54,393)	1	—	(112,983)
Purchases of property and equipment	—	(925)	(6,830)	—	(7,755)
Proceeds from sale of assets	—	—	608	—	608
Acquisition of businesses, net of cash received	—	—	(118,238)	—	(118,238)
Purchases of intangible assets	—	(2,871)	(1,935)	—	(4,806)
Investment in subsidiaries	—	(23,822)	—	23,822	—
Net cash used in investing activities	(56,586)	(26,938)	(108,496)	23,822	(168,198)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500

Debt issuance costs	(12,069)	—	542	—	(11,527)
Repurchases of common stock and restricted stock	(739)	(4,733)	(1)	—	(5,473)
Issuance of common stock under employee stock purchase plan	76	123	—	—	199
Exercise of stock options	1,193	5,248	—	—	6,441
Dividends paid	(13,267)	(25,302)	22	—	(38,547)
Excess tax benefits from share-based compensation	1,925	4,803	—	—	6,728
Deferred payments for acquisitions	—	—	(14,316)	—	(14,316)
Other	—	(54)	(711)	—	(765)
Intercompany	(20,620)	(14,861)	59,303	(23,822)	—
Net cash provided by financing activities	358,999	(34,776)	44,839	(23,822)	345,240
Effect of exchange rate changes on cash and cash equivalents	—	4	(1,971)	—	(1,967)
Net change in cash and cash equivalents	313,667	(19,607)	13,136	—	307,196
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$313,667	$14,799	$186,531	$—	$514,997

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
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Three Months Ended
September 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$70,126	$71,865	$(14,203)	$127,788

Cost of revenues	—	21,378	14,501	(14,078)	21,801
Gross profit	—	48,748	57,364	(125)	105,987
Operating expenses:
Sales and marketing	—	10,577	24,335	(125)	34,787
Research, development and engineering	—	3,323	2,677	—	6,000
General and administrative	—	9,238	16,654	—	25,892
Total operating expenses	—	23,138	43,666	(125)	66,679
Operating income	—	25,610	13,698	—	39,308
Interest expense (income), net	—	2,263	2,709	—	4,972
Other expense (income), net	—	(67)	(329)	—	(396)
Income before income taxes	—	23,414	11,318	—	34,732
Income tax expense	—	3,101	4,004	—	7,105
Net income	$—	$20,313	$7,314	$—	$27,627
Less net loss attributable to noncontrolling interest	—	—	—	(179)	(179)
Net income attributable to j2 Global, Inc. common shareholders	$—	$20,313	$7,314	$179	$27,806

j2 Global, Inc.
Condensed Consolidated Statements of Income
(Unaudited, in thousands except share and per share data)

Nine Months Ended
September 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$199,696	$228,681	$(45,611)	$382,766

Cost of revenues	—	63,286	46,701	(45,272)	64,715
Gross profit	—	136,410	181,980	(339)	318,051
Operating expenses:
Sales and marketing	—	31,849	68,128	(339)	99,638
Research, development and engineering	—	9,375	9,759	—	19,134
General and administrative	—	27,693	46,684	—	74,377
Total operating expenses	—	68,917	124,571	(339)	193,149
Operating income	—	67,493	57,409	—	124,902
Interest expense (income), net	—	7,496	7,213	—	14,709
Other expense (income), net	—	(166)	(434)	—	(600)
Income before income taxes	—	60,163	50,630	—	110,793
Income tax expense	—	17,478	6,950	—	24,428
Net income	$—	$42,685	$43,680	$—	$86,365
Less net loss attributable to noncontrolling interest	—	—	—	(403)	(403)
Net income attributable to j2 Global, Inc. common shareholders	$—	$42,685	$43,680	$403	$86,768

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

Three Months Ended
September 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$20,313	$7,314	$—	$27,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(586)	2,176	—	1,590
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	4,247	12	—	4,259
Other comprehensive income (loss), net of tax	—	3,661	2,188	—	5,849
Comprehensive income	—	23,974	9,502	—	33,476
Net loss attributable to noncontrolling interest	—	—	—	(179)	(179)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit)	—	—	(13)	—	(13)
Comprehensive income attributable to j2 Global, Inc.	$—	$23,974	$9,515	$179	$33,668

j2 Global, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

Nine Months Ended
September 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$42,685	$43,680	$—	$86,365
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(159)	(367)	—	(526)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	5,767	3,493	—	9,260
Other comprehensive income (loss), net of tax	—	5,608	3,126	—	8,734
Comprehensive income	—	48,293	46,806	—	95,099
Net loss attributable to noncontrolling interest	—	—	—	(403)	(403)
Foreign currency translation adjustment attributable to noncontrolling interest, net of tax expense (benefit)	—	—	(35)	—	(35)
Comprehensive income attributable to j2 Global, Inc.	$—	$48,293	$46,841	$403	$95,537

j2 Global, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited, in thousands)

Nine Months Ended
September 30, 2013
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$—	$42,685	$43,680	$—	$86,365
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	6,659	21,765	—	28,424
Amortization of discount or premium of investments	—	948	375	—	1,323
Amortization of financing costs and discounts	—	456	—	—	456
Share-based compensation	—	7,108	—	—	7,108
Excess tax benefits from share-based compensation	—	(3,171)	—	—	(3,171)
Provision for doubtful accounts	—	1,016	1,549	—	2,565
Deferred income taxes	—	451	21	—	472
Loss on sale of available-for-sale investment	—	—	103	—	103
Decrease (increase) in:
Accounts receivable	—	(1,514)	(5,981)	—	(7,495)
Prepaid expenses and other current assets	—	1,227	(282)	—	945
Other assets	—	(7)	189	—	182
(Decrease) increase in:
Accounts payable and accrued expenses	—	(9,583)	13,618	—	4,035
Income taxes payable	—	(1,235)	(2,051)	—	(3,286)
Deferred revenue	—	14,331	(1,282)	—	13,049
Liability for uncertain tax positions	—	3,865	2	—	3,867
Other	—	(44)	(18)	—	(62)
Net cash provided by operating activities	—	63,192	71,688	—	134,880
Cash flows from investing activities:
Maturity of certificates of deposit	—	30,270	12,345	—	42,615
Purchase of certificates of deposit	—	(16,375)	(5,696)	—	(22,071)
Sales of available-for-sale investments	—	72,384	10,505	—	82,889

Purchase of available-for-sale investments	—	(119,049)	(20,906)	—	(139,955)
Purchases of property and equipment	—	(4,134)	(6,982)	—	(11,116)
Proceeds from sale of assets	—	1	—	—	1
Acquisition of businesses, net of cash received	—	(2,305)	(79,261)	—	(81,566)
Purchases of intangible assets	—	(1,828)	(956)	—	(2,784)
Investment in subsidiaries	—	(12,498)	—	12,498	—
Other	—	3,281	(3,281)	—	—
Net cash used in investing activities	—	(50,253)	(94,232)	12,498	(131,987)
Cash flows from financing activities:
Debt issuance costs	—	(47)	—	—	(47)
Repurchases of common stock and restricted stock	—	(4,514)	1	—	(4,513)
Issuance of common stock under employee stock purchase plan	—	161	—	—	161
Exercise of stock options	—	13,515	—	—	13,515
Dividends paid	—	(33,267)	—	—	(33,267)
Excess tax benefits from share-based compensation	—	3,171	—	—	3,171
Other	—	—	(171)	—	(171)
Intercompany	—	(18,120)	30,618	(12,498)	—
Net cash used in financing activities	—	(39,101)	30,448	(12,498)	(21,151)
Effect of exchange rate changes on cash and cash equivalents	—	(23)	(1,218)	—	(1,241)
Net change in cash and cash equivalents	—	(26,185)	6,686	—	(19,499)
Cash and cash equivalents at beginning of period	—	76,712	141,968	—	218,680
Cash and cash equivalents at end of period	$—	$50,527	$148,654	$—	$199,181

17.	Subsequent Events

On October 30, 2014, the Company's Board of Directors approved a quarterly cash dividend of $0.2850 per share of common stock payable on December 4, 2014 to all stockholders of record as of the close of business on November 17, 2014.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Subscriber revenues:
Fixed	$89,322	$74,540	$255,308	$220,370
Variable	19,113	18,753	57,119	56,177
Total subscriber revenues	$108,435	$93,293	$312,427	$276,547
Other license revenues	1,420	1,098	4,781	17,351
Total revenues	$109,855	$94,391	$317,208	$293,898

Percentage of total subscriber revenues:
Fixed	82.4%	79.9%	81.7%	79.7%
Variable	17.6%	20.1%	18.3%	20.3%

Total revenues:
DID-based	$87,540	$85,797	$261,007	$254,977
Non-DID-based	22,315	8,594	56,201	38,921
Total revenues	$109,855	$94,391	$317,208	$293,898

Average monthly revenue per Cloud Business Customer (1)(2)	$13.90	$13.81
Cancel Rate(3)	2.2%	2.2%

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

(2)	Cloud Business Customers is defined as paying direct inward dialing numbers ("DIDs") for fax and voice services, and direct and resellers’ accounts for other services.

(3)
Cancel Rate is defined as cancels of small and medium business and individual Cloud Business Customers with greater than four months of continuous service (continuous service includes Cloud Business Customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Business Customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Visits	602	601	1,803	1,536
Page views	1,888	2,002	5,873	5,148
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2013 Annual Report on Form 10-K filed with the SEC on March 3, 2014, as amended by subsequent Quarterly Reports on Form 10-Q. During the three months ended September 30, 2014, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2014
Business Cloud Services Segment
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

Digital Media segment margins due to economies of scale.

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
Revenues	$153,018	$127,788	20%	$431,886	$382,766	13%

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

Our revenues have increased over the comparable three and nine month period of 2013 primarily due to the following factors:

•Organic growth within our Digital Media properties, plus acquisitions in that segment; and

•Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
Cost of revenue	$28,044	$21,801	29%	$76,991	$64,715	19%
As a percent of revenue	18%	17%	1%	18%	17%	1%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2014 was primarily due to an increase in costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
Sales and Marketing	$37,047	$34,787	6%	$105,335	$99,638	6%
As a percent of revenue	24%	27%	(3)%	24%	26%	(2)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2014 and 2013 was $15.4 million and $13.9 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $46.0 million and $42.5 million, respectively. The increase in sales and marketing expenses for the three and nine months ended September 30, 2014 versus the prior comparable period was primarily due to increased advertising and personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
Research, Development and Engineering	$7,637	$6,000	27%	$22,451	$19,134	17%
As a percent of revenue	5%	5%	—%	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months and nine months ended September 30, 2014 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

General and Administrative.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013		2014	2013
General and Administrative	$33,812	$25,892	31%	$94,209	$74,377	27%
As a percent of revenue	22%	20%	2%	22%	19%	3%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended September 30, 2014 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services segment, bad debt expense and professional fees. The increase in general and administrative expense for the nine months ended September 30, 2014 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services segment, professional fees, certain taxes and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$82	$162	$263	$581
Operating expenses:
Sales and marketing	443	465	1,360	1,315
Research, development and engineering	175	103	537	311
General and administrative	1,491	1,695	4,378	4,901
Total	$2,191	$2,425	$6,538	$7,108

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $10.1 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively, and $20.8 million and $14.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in the three and nine month period was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $0.3 million and $(0.4) million for the three months ended September 30, 2014 and 2013, respectively, and $(0.3) million and $(0.6) million for the nine months ended September 30, 2014 and 2013, respectively. The variance between the three and nine month 2014 and 2013 periods was primarily due to miscellaneous income associated with business acquisitions recognized in the prior period that did not recur and gain or losses on currency exchange.

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

Provision for income taxes amounted to $7.3 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively. Income tax expense for the nine months ended September 30, 2014 and 2013 was $19.8 million and $24.4 million, respectively. Our effective tax rate was 20.3% and 20.5% for the three months ended September 30, 2014 and 2013, respectively, and 17.6% and 22.0% for the nine months ended September 30, 2014 and 2013, respectively.

The decrease in our effective income tax rate for the three months ended September 30, 2014 was primarily attributable to the following:

1.	a reversal of uncertain income tax positions;

2.	an increase in U.S. federal research and development credit, the U.S. federal foreign tax credit and the U.S. federal domestic production activities deduction; partially offset by:

3.	a decrease in the portion of our income being taxed in foreign jurisdiction and subject to lower tax rates than in the U.S.; and

4.	an increase in the U.S. state income tax rate.

The decrease in our effective income tax rate for the nine months ended September 30, 2014 was primarily attributable to the following:

1.	a reversal of uncertain income tax positions;

2.	an increase in U.S. federal research and development credit, the U.S. federal foreign tax credit and the U.S. federal domestic production activities deduction; and

3.	the recognition of a net operating loss; partially offset by:

4.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; and

5.	an increase in Subpart F income.

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
Business Cloud Services
The following segment results are presented for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,			Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
External net sales	$109,855	$94,391	$15,464	16.4%	$317,208	$293,898	$23,310	7.9%
Inter-segment net sales	—	—	—	—%	—	—	—	—%
Segment net sales	109,855	94,391	15,464	16.4%	317,208	293,898	23,310	7.9%
Cost of revenues	22,745	17,403	5,342	30.7%	63,395	52,033	11,362	21.8%
Gross profit	87,110	76,988	10,122	13.1%	253,813	241,865	11,948	4.9%
Operating expenses	38,096	31,102	6,994	22.5%	113,214	91,042	22,172	24.4%
Segment operating income	$49,014	$45,886	$3,128	6.8%	$140,599	$150,823	$(10,224)	(6.8)%
Segment net sales of $109.9 million for the three months ended September 30, 2014 increased $15.5 million, or 16.4%, from the prior comparable period primarily due to business acquisitions. Segment net sales of $317.2 million for the nine months ended September 30, 2014 increased $23.3 million, or 7.9%, from the prior comparable period primarily due to business acquisitions, partially offset by a decrease in IP licensing revenues due to a $27 million patent license payment we received in the second quarter of 2013, approximately $12.6 million of which was recorded as revenue during that quarter (the "Q2 2013 License").
Segment gross profit of $87.1 million for the three months ended September 30, 2014 increased $10.1 million from the prior comparable period primarily due to business acquisitions. Segment gross profit of $253.8 million for the nine months ended September 30, 2014 increased $11.9 million from the prior comparable period primarily due to business acquisitions; partially offset by a decrease in IP licensing revenues (which has no related cost of revenues) due to the Q2 2013 License. Excluding the impact of the Q2 2013 License, gross profit as a percentage of revenues for the nine months ended September 30, 2014 was consistent with the prior comparable period.
Segment operating expenses of $38.1 million for the three months ended September 30, 2014 increased $7.0 million from 2013 primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) an increase in sales and marketing costs; (c) an increase in bad debt expense; and (d) an increase in professional fees.
As a result of these factors, segment operating income of $49.0 million for the three months ended September 30, 2014 increased $3.1 million, or 6.8%, from the prior comparable period, and segment operating income of $140.6 million for the nine months ended September 30, 2014 decreased $(10.2) million, or (6.8)%, from the prior comparable period.

Digital Media
 The following segment results are presented for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,			Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
External net sales	$43,163	$33,397	$9,766	29.2%	$114,678	$88,868	$25,810	29.0%
Intersegment net sales	55	125	(70)	(56.0)%	182	339	(157)	(46.3)%
Segment net sales	43,218	33,522	9,696	28.9%	114,860	89,207	25,653	28.8%
Cost of revenues	5,299	4,398	901	20.5%	13,596	12,682	914	7.2%
Gross profit	37,919	29,124	8,795	30.2%	101,264	76,525	24,739	32.3%
Operating expenses	30,573	28,253	2,320	8.2%	83,709	80,163	3,546	4.4%
Segment operating income (loss)	$7,346	$871	$6,475	743.4%	$17,555	$(3,638)	$21,193	(582.5)%
Segment net sales of $43.2 million for the three months ended September 30, 2014 increased $9.7 million, or 28.9%, from the prior comparable period, and segment net sales of $114.9 million for the nine months ended September 30, 2014 increased $25.7 million, or 28.8%, from the prior comparable period, in each case primarily due to business acquisitions subsequent to the prior comparable period.
Segment gross profit of $37.9 million for the three months ended September 30, 2014 increased $8.8 million from the prior comparable period, and segment gross profit of $101.3 million for the nine months ended September 30, 2014 increased $24.7 million from the prior comparable period, in each case primarily due to an increase in net sales between the periods.
Segment operating expenses of $30.6 million for the three months ended September 30, 2014 increased $2.3 million from the prior comparable period, and segment operating expenses of $83.7 million for the nine months ended September 30, 2014, increased $3.5 million from the prior comparable period, in each case primarily due to business acquisitions subsequent to the prior comparable period.
As a result of these factors, segment operating income of $7.3 million for the three months ended September 30, 2014 increased $6.5 million from the prior comparable period, and segment operating income of $17.6 million for the nine months ended September 30, 2014 increased $21.2 million from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2014, we had cash and investments of $683.8 million compared to $345.9 million at December 31, 2013. The increase resulted primarily from the proceeds from our June 2014 issuance of $402.5 million the Convertible Notes, cash provided by operations and the exercise of stock options, partially offset by business acquisitions, dividends paid and the repurchase of stock. At September 30, 2014, cash and investments consisted of cash and cash equivalents of $515.0 million, short-term investments of $107.4 million and long-term investments of $61.4 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2014, cash and investments held within foreign and domestic jurisdictions were $161.2 million and $522.7 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 11, 2014, our Board of Directors declared a quarterly cash dividend of $0.2625 per share of common stock payable on March 10, 2014 to all stockholders of record as of the close of business on February 24, 2014. On May 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock payable on June 3, 2014 to all stockholders of record as of the close of business on May 19, 2014. On August 5, 2014, our Board of Directors approved a quarterly cash dividend of $0.2775 per share of common stock payable on September 2, 2014 to all stockholders of record as of the close of business on August 18, 2014. On October 30, 2014, our Board of Directors approved a quarterly cash dividend of $0.285 per share of common stock payable on December 4, 2014 to all stockholders of record as of the close of business on November 17, 2014. Future dividends are subject to Board approval and indirectly to certain restrictions within the Credit Agreement, as amended (the “Credit Agreement”), with Union Bank, N.A. and within the Indenture relating to the Notes, a copy of which the Company filed with the SEC as an exhibit to its Current Report on Form 8-K on July 26, 2012.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $132.1 million and $134.9 million for the nine months ended September 30, 2014 and 2013, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2014 compared to 2013 was primarily attributable to lower deferred revenue, accounts payable and accrued expense balances, lower liability for uncertain tax positions, and increased prepaid assets and increased excess tax benefit from share-based compensation, partially offset by increased depreciation and amortization, increased income taxes payable and lower accounts receivable balances. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $9.8 million and $11.3 million at September 30, 2014 and December 31, 2013, respectively. A significant portion of our Cloud Business Services segment subscribers pay us via credit cards and therefore those receivables generally settle quickly. In the Digital Media segment, advertisers generally pay in arrears and receivables generally settle within a range of 90 days.

Net cash used in investing activities was $(168.2) million and $(132.0) million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. For the nine months ended September 30, 2013, net cash used in investing activities was primarily attributable to business acquisitions and the purchase of available-for-sale investments, certificates of deposit, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. The increase in our net cash used in investing activities in 2014 compared to 2013 was primarily attributable to additional business acquisitions.

Net cash provided by (used in) financing activities was $345.2 million and $(21.2) million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, net cash provided by financing activities was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation; partially offset by dividends paid and repurchases of stock. For the nine months ended September 30, 2013, net cash used in financing activities was primarily attributable dividends paid and repurchases of stock partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. The increase in net cash provided by financing activities in 2014 compared to 2013 was primarily attributable to the proceeds from the sale of the Convertible Notes.

Stock Repurchase Program

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2014:

	Payments Due in (in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	6,435	33,081	33,081	33,081	33,081	72,425	211,184
Operating leases (c)	2,114	8,374	7,096	5,026	4,361	4,097	31,068
Telecom services and co-location facilities (d)	529	1,791	921	368	34	—	3,643
Holdback payment (e)	2,249	11,796	1,033	—	—	—	15,078
Other (f)	517	748	356	13	—	—	1,634
Total	$11,844	$55,790	$42,487	$38,488	$37,476	$729,022	$915,107

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of September 30, 2014, our liability for uncertain tax positions was $35.8 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

Credit Agreement

On January 5, 2009, our subsidiary j2 Cloud Services, Inc. entered into a Credit Agreement with Union Bank, N.A. in order to further enhance liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012, November 9, 2012 and November 19, 2013. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 7 - Long-Term Debt, and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants.

j2 Cloud Services, Inc. has not drawn down any amounts under the Credit Agreement as of September 30, 2014.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2014, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2014, we had investments in debt securities with effective maturities greater than one year of approximately $61.4 million. Such investments had a weighted average yield of approximately 0.6%. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $515.0 million and $207.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of September 30, 2014, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

Our subsidiary, j2 Cloud Services, Inc., is a party to the Credit Agreement, as amended, with Union Bank, N.A. If j2 Cloud Services, Inc. were to borrow under the Credit Agreement, we would be subject to the prevailing interest rates and could be exposed to interest rate fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings for the three and nine months ended September 30, 2014 and 2013, amounting to approximately $(0.3) million and $0.2 million, respectively, and $(0.1) million and $0.5 million, respectively. For the three and nine months ended September 30, 2014, cumulative translation adjustments included in other comprehensive income amounted to approximately $(7.0) million and $(4.8) million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2014. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described in subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 11, 2014, the Board extended the 2012 Program through February 20, 2015. During the nine month period ended September 30, 2014, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2014 - July 31, 2014	—	$—	—	2,873,920
August 1, 2014 - August 31, 2014	13,349	$52.93	—	2,873,920
September 1, 2014 - September 30, 2014	—	$—	—	2,873,920
Total	13,349		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 7, 2014	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2014	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.