Form 10-K
period 2014-12-31
J2 GLOBAL, INC.
filed 2015-03-02
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $1,201,977,991. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2015, the registrant had 48,239,238 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 6, 2015 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 127 pages with the Index to Exhibits located on page 123.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a global provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues from advertising, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies and acquire skilled personnel.
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
We were incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, Inc, and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference. IP licensing activities are included within the Business Cloud Services segment.

Business Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, data backup, hosting, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the Internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. KeepItSafe® enables our customers to securely back up their data and dispose of tape or other physical systems. Our FuseMail® service provides our customers email, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. CampaignerCRM® provides customer relationship management solutions designed to increase our customers' sales and increase efficiency. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
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
Online Backup
KeepItSafe® provides fully managed and monitored online backup solutions for businesses, using its ISO-certified platform. By securing critical digital assets via the Internet to highly secure data vaults, customers enjoy peace of mind knowing they have reliable and cost effective backups, and equally importantly rapid restores of the data that keeps their businesses operating. The software installs simply and provides full-server imaging and proven off-site data recovery capabilities without costly investments. Company data is protected from human error, file corruption and other harmful factors.
LiveDrive®, which we acquired on February 10, 2014, provides online backup with added file-sync features for professionals and individuals.

Email and Customer Relationship Management
FuseMail® offers hosted email security, email encryption and email archival services to businesses.  These solutions are hosted offsite and seamlessly integrated into a customer's existing email system. The services include hosted email, VirusSMART™ virus scanning, CypherSMART™ encryption services, SpamSMART™ SPAM filtering and VaultSMART™ / PolicySMART™ archiving which delivers a secure, scalable email archiving and customizable compliance tool to correspond with a company's retention policy.

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

Global Network and Operations
Our Business Cloud Services business operates multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and several remote disaster recovery facilities. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for our DID-based service customers from thousands of cities in 50 countries on six continents. We offer DIDs covering all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. We have customers located throughout the world.
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
Competition
Our Business Cloud Services segment faces competition from, among others, online fax-providers, broadcast fax companies, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and hosting providers and customer relationship management solutions. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
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
Digital Media
Our Digital Media business segment consists of the web properties and business operations of Ziff Davis. The Ziff Davis portfolio of web properties - including PCMag.com, IGN.com, Speedtest.net, AskMen.com and TechBargains.com, among many others - features trusted reviews of technology, gaming and men's lifestyle products and services, news and commentary related to these vertical markets, professional networking tools for IT professionals, speed testing for Internet and network connections, and online deals and discounts for consumers.

We generate Digital Media revenues from the sale of display and video advertising on our owned-and-operated properties as well as third-party sites, from the sale of customer clicks to online merchants and business-to-business leads to IT vendors, and through the licensing of technology, data and other intellectual material to clients. During 2014, our Digital Media web properties attracted 2.6 billion visits and 8 billion page views.
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
IGN.com is a leading online media and services company focused on gaming and entertainment. Our premium gaming and entertainment content attracts one of the largest online concentrations of men within the 18-34 year old age category.
Speedtest.net is a global market leader in allowing consumers and businesses to test broadband connection speed and mobile network speed. Our desktop solutions test connections to the Internet as well as on internal networks. Our mobile apps test cellular connections and Wi-Fi speeds.
AskMen.com is a leading online source of information and advice focused on men’s lifestyles. AskMen.com features the latest in fashion, grooming, health, sports, fine living and finance.
TechBargains.com is a destination for the best deals and discounts on the web. Our site curates up-to-the-minute deals and coupons on electronics, hardware, software and more.

Display and Video Advertising
We sell display and video advertising on our owned-and-operated web properties as well as targeted advertising across the Internet through various networks. Both display and video advertising can be targeted by subject matter, keyword, demographics, purchase intent, geography and other factors, subject to applicable laws.
Affiliate Marketing
We generate business-to-business leads for IT vendors through the marketing of content, including white papers and webinars, and offer additional lead qualification and nurturing services. On the consumer side, we generate clicks to online merchants by promoting deals and discounts on our web properties.
Licensing
We license our proprietary technology, data and intellectual property to third parties for various purposes. For instance, we will license our Speedtest technology to businesses to allow them to test their internal networks, or we will license the right to use PCMag's “Editors' Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction.
Competition
Competition in the digital media space is fierce and continues to intensify. Our digital media business competes with online publishers including CNET, PCWorld, TechTarget, AOL Tech, GameSpot and others as well as with portals, advertising networks, social media sites and other platforms, including Yahoo, Facebook, Twitch and others.

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
We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, KeepItSafe, Fusemail, Onebox, PCMag, IGN and AskMen, among others. Many of these trademarks are registered in the U.S. and other countries, and numerous trademark applications are pending in the U.S. and several non-U.S. jurisdictions. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “fusemail.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “techbargains.com”, “ign.com” “askmen.com” and "Speedtest.net", among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.
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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $30.7 million, $25.5 million and $18.6 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2014, we had approximately 1,410 employees, the majority of whom are in the U.S.
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

In most cases, our agreements with advertisers have a term of less than one year and may be terminated at any time by the advertiser or by us. Advertising agreements often provide that we receive payment based on "served" impressions but the online ad industry has started to shift so that payment will be made based on "viewable" impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to forecast display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

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

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities which may adversely impact our financial results.

We are a U.S. based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of the our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland.  For example,  Ireland tax authorities announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

Additionally, the Organization for Economic Co-Operation and Development recently released draft guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other domestic and foreign tax authorities. We are currently under audit by the California Franchise Tax Board (“FTB”) for tax years 2009 through 2011 and by other state taxing authorities for various periods. The Company is also under audit by the IRS for 2009 and 2011 income taxes and by the Canada Revenue Agency ("CRA") for 2010 through 2011 Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2014 (subsequently extended through October 1, 2015). This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. We are currently under audit for indirect taxes in several states and municipalities. We currently have no financial reserves established with respect to indirect taxes, as we have determined that the liability is not probable and estimable. As a result, if a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

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

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we already offer our services in the applicable local currency, including but not limited to the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

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

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our level of indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our current indebtedness and any other indebtedness we may incur in the future;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	require us to repatriate cash for debt service from our foreign subsidiaries resulting in tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the indenture governing the 8.0% Senior Notes due 2020 (the "Senior Notes") of our subsidiary, j2 Cloud Services, Inc. ("j2 Cloud Services") do, and the agreements evidencing or governing other future indebtedness may, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.

The terms of the indenture governing the Senior Notes restrict the current and future operations of j2 Cloud Services and, indirectly, us, particularly the ability of j2 Cloud Services to respond to changes or to take certain actions.

The indenture governing the Senior Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on j2 Cloud Services and, indirectly, us and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on j2 Cloud Service's ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in sale-leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	sell assets;

•	enter into transactions with affiliates; or

•	effect a consolidation or merger.

A breach of the covenants under the indenture governing the Senior Notes could result in an event of default. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event our lenders or the holders of our Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change or on a repurchase date or Senior Notes upon a change in control, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes or the Senior Notes.

Holders of the 3.25% convertible senior notes due June 15, 2029 (the "Convertible Notes") will have the right to require us to repurchase their Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the Senior Notes also have the right to require our subsidiary, j2 Cloud Services, to repurchase the Senior Notes upon the occurrence of a change in control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or Senior Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the Convertible Notes indenture would constitute a default under the Convertible Notes indenture. A default under either indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

We believe that the Convertible Notes are subject to the IRS contingent payment debt instrument regulations. This conclusion is subject to complex factual and legal uncertainty and is not binding on the IRS or the courts. If the IRS takes a contrary position and a court sustains the IRS’ position, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the Convertible Notes.

Risks Related To Our Industries

Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.

We believe that our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our cloud services business, we utilize data transmissions over public telephone lines and other facilities provided by carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of DIDs, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

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

The FCC recently adopted new rules requiring certain providers, like us, to enable text-to-911 messages from our platform. We are in the process of implementing this solution. Emergency call centers will have the ability to request that we activate this functionality when such centers are capable of receiving these communications. We may be subject to fines, penalties or enforcement actions, at both the federal and state levels, if our service is found to be out of compliance or we may decide to discontinue the service offering. Additionally, providing such functionality may increase our costs of providing our text messaging service which may reduce our profits, or make our offering less competitive in the marketplace if we increase the price to subscribers and lead to less revenue if we lose subscribers due to price increases. We cannot predict the impact of these new text-to-911 rules on our text messaging offering at this time.

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

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation (“CASL”) and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. We believe that our email practices comply with the requirements of the CAN-SPAM Act, state laws, and applicable foreign legislation. If we were ever found to be in violation of these laws and regulations, or any other laws or regulations, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband Internet connections. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to offer new services that use more bandwidth. In late 2010, the Federal Communications Commission (FCC) adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The U.S. Court of Appeals for the District of Columbia struck down the FCC’s net neutrality rules. In response, the FCC is poised to release new rules that would provide even greater protection to Internet service providers like us. But the rules have not yet been released and certain broadband providers have indicated that they will likely challenge the FCC’s yet-to-be released rules. Moreover, Congress could enact laws that are not as strong as the FCC’s and limit the FCC’s jurisdiction with respect to broadband service providers. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. We cannot predict the outcome of the FCC’s net neutrality proposals, nor can we forecast congressional action. As we continue to expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Risks Related To Our Stock

The fundamental change purchase feature of the Convertible Notes and the change of control features of the Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the Convertible Notes), and the terms of the Senior Notes require our subsidiary, j2 Cloud Services, to offer to repurchase the Senior Notes for cash in the event of a change of control (as defined in the indenture governing the Senior Notes). These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. j2 Cloud Services, which currently conducts all of our operations, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income (as defined in the indenture) and proceeds from equity offerings, although it permits any dividends if j2 Cloud Services’ pro forma leverage ratio (as calculated as required by the indenture) is less than 1.75 to 1. While j2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends on our stock, pay interest on the Convertible Notes and fund other operating company expenses without additional sources of cash.

Quarterly dividends may not continue or could decrease.

We may not continue to issue quarterly dividends or we could decrease the amount of any future dividends. We paid our first quarterly dividend of $0.20 per share of common stock on September 19, 2011. We have declared increasing dividends in each subsequent quarter. Future dividends are subject to Board approval. We cannot assure that the Company will continue to pay a dividend in the future or the amount of any future dividends.

Future sales of our common stock may negatively affect our stock price.

As of February 20, 2015, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we are leasing approximately 40,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space under a lease that expires on May 31, 2019. Additionally, we have smaller leased office facilities in Arizona, California, Illinois, Massachusetts, Pennsylvania, Washington, Australia, Canada, Denmark, Hong Kong, Ireland, Japan, New Zealand, Norway, Sweden, The Netherlands and the United Kingdom.

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

On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against IGC in the U.S. District Court for the Northern District of Georgia (“Northern District of Georgia”) (No. 1:06-cv-02119). In response, IGC filed counterclaims alleging antitrust violations and breach of contract, in addition to patent-related counterclaims.  On September 2, 2011, the Northern District of Georgia dismissed IGC’s breach of contract counterclaim and one of its antitrust counterclaims. On July 27, 2012, the Northern District of Georgia granted the j2 Global affiliate’s motion to dismiss the patent-related claims and counterclaims. On March 12, 2014, the j2 Global affiliate moved for summary judgment on IGC’s remaining antitrust claims, which motion remains pending.
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
On July 2, 2012, IGC filed suit against two j2 Global affiliates in the U.S. District Court for the Northern District of California (“Northern District of California”) (No. 5:12-cv-03434), alleging that the j2 Global affiliates breached a covenant not to sue IGC. The j2 Global affiliates asserted counterclaims for infringement of U.S. Patent Nos. 6,350,066 (“the ’066 Patent”), 6,208,638 (“the ’638 Patent”), 6,597,688 (“the ’688 Patent”), and 7,020,132 (“the ’132 Patent”), and IGC asserted counterclaims for, among other things, invalidity, unenforceability, non-infringement, and implied license. On June 27, 2013, one of the j2 Global affiliates filed an additional suit against IGC in the Northern District of California (No. 5:13-cv-02971), alleging infringement of U.S. Patent No. 6,020,980 (“the ’980 Patent”). In response, IGC filed counterclaims for, among other things, invalidity, non-infringement, implied license, and breach of the same covenant not to sue. On March 21, 2014, the Northern District of California granted summary judgment dismissing IGC’s breach of contract claims in both actions and on May 5, 2014, denied IGC's motion for reconsideration. On June 27, 2014, the Northern District of California transferred the cases to the Central District of California (Nos. 2:14-cv-5128 and 2:14-cv-5139). On January 15, 2015, the Central District of California denied IGC’s request for entries of final judgment on the breach of contract claims, which would have allowed IGC to immediately appeal the grant of summary judgment. On January 23, 2015, the j2 Global affiliates filed amended counterclaims adding the ’980 Patent to the first action (No. 2:14-cv-5128), so that the Central District of California could administratively close the second action (No. 2:14-cv-5139). IGC filed additional counterclaims of its own on February 11, 2015. In addition to the counterclaims previously asserted, IGC added a counterclaim for breach of the implied covenant of good faith and fair dealing and a request for a declaration that IGC has an express license to the ’066 Patent. Discovery is ongoing.
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
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for the ’066 Patent, as well as U.S. Patent Nos. 6,857,074 (“the ’074 Patent”), 7,836,141 (“the ’141 Patent”), 7,895,306 (“the ’306 Patent”), 7,895,313 (“the ’313 Patent”), 7,934,148 (“the ’148 Patent”), 5,675,507, 5,870,549, and 6,564,321. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from patent licensing and sales of rights. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. The j2 Global affiliates have not yet responded.
On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted the ’074, ’141, ’306, ’313, and ’148 Patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014 (No. 14-1611). Briefing on the appeal was stayed on September 26, 2014, pending the Northern District of Illinois’s resolution of the defendants’ motion to declare the case exceptional.
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
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for a loss contingency relating to these legal proceedings because unfavorable outcomes are not considered by management to be probable.

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

	High	Low
Year ended December 31, 2014
First Quarter	51.67	43.04
Second Quarter	51.14	43.67
Third Quarter	53.76	47.50
Fourth Quarter	63.62	48.72
Year ended December 31, 2013
First Quarter	39.21	31.14
Second Quarter	42.83	37.41
Third Quarter	52.48	42.20
Fourth Quarter	55.74	43.92

Holders

We had 287 registered stockholders as of February 20, 2015. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

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

On February 10, 2015, our Board of Directors approved a quarterly cash dividend of $0.2925 per share of common stock payable on March 9, 2015 to all stockholders of record as of the close of business on February 23, 2015 (see Note 22 - Subsequent Events). Future dividends are subject to Board approval.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2014 and 2013.

Recent Sales of Unregistered Securities

On November 17, 2014, we exchanged an aggregate of 235,665 shares of our common stock to the two holders of our then outstanding shares of j2 Series A preferred stock for all such shares of j2 Series A preferred stock. The issuance of our shares of common stock was effected in accordance with the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereunder.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 10, 2015, the Board of Directors extended the 2012 Program through February 19, 2016. (see Note 22 - Subsequent Events). Cumulatively at December 31, 2014, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2014 - October 31, 2014	1,829	$50.55	—	2,873,920
November 1, 2014 - November 30, 2014	—	$—	—	2,873,920
December 1, 2014 - December 31, 2014	1,725	$56.97	—	2,873,920
Total	3,554		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding shares outstanding and available for issuance under j2 Global's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	725,649	$24.29	1,797,773
Equity compensation plans not approved by security holders	—	—	—
Total	725,649	$24.29	1,797,773

The number of securities remaining available for future issuance includes 163,309 and 1,634,464 under our 2007 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 13 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007.

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

j2 Global's peer group index consists of Athenahealth, Inc., Concur Technologies, Inc., Constant Contact, Inc., DealerTrack Technologies, Inc., LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., Salesforce.com, Inc., The Ultimate Software Group, Inc. and Vocus, Inc.

Measurement points are December 31, 2009 and the last trading day in each of j2 Global's fiscal quarters through the end of fiscal 2014. The graph assumes that $100 was invested on December 31, 2009 in j2 Global's common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-09	100.00	100.00	100.00
Mar-10	114.79	102.53	99.25
Jun-10	107.32	91.06	105.22
Sep-10	116.90	102.92	134.99
Dec-10	142.26	117.44	159.44
Mar-11	145.01	122.23	166.60
Jun-11	138.72	119.41	177.63
Sep-11	133.17	109.92	139.58
Dec-11	140.27	118.01	145.35
Mar-12	143.96	145.83	197.88
Jun-12	133.91	135.25	192.65
Sep-12	166.44	143.42	210.94
Dec-12	156.63	132.74	215.12
Mar-13	200.09	135.71	233.54
Jun-13	217.48	138.28	222.28
Sep-13	253.14	153.53	290.45
Dec-13	256.81	175.15	306.37
Mar-14	258.29	177.87	310.40
Jun-14	263.60	192.31	302.71
Sep-14	257.60	201.85	312.42
Dec-14	321.11	209.96	331.52

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$599,030	$520,801	$371,396	$330,159	$255,394
Cost of revenues	105,989	86,893	67,013	60,613	44,086
Gross profit	493,041	433,908	304,383	269,546	211,308
Operating expenses:
Sales and marketing	141,967	131,317	62,825	59,066	46,332
Research, development and engineering	30,680	25,485	18,624	16,373	12,827
General and administrative	134,188	101,683	60,772	58,157	48,226
Total operating expenses	306,835	258,485	142,221	133,596	107,385
Income from operations	186,206	175,423	162,162	135,950	103,923
Interest expense (income), net	31,204	21,254	7,650	(629)	(2,033)
Other expense (income), net	(165)	11,472	(410)	(537)	(4,681)
Income before income taxes	155,167	142,697	154,922	137,116	110,637
Income tax expense	29,840	35,175	33,259	22,350	27,590
Net income	$125,327	$107,522	$121,663	$114,766	$83,047
Less net income attributable to noncontrolling interest	—	—	83	—	—
Less extinguishment of Series A preferred stock	(991)	—	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$107,522	$121,580	$114,766	$83,047

Net income per common share:
Basic	$2.60	$2.31	$2.63	$2.46	$1.86
Diluted	$2.58	$2.28	$2.61	$2.43	$1.81
Weighted average shares outstanding:
Basic	46,778,015	45,548,767	45,459,712	45,799,615	44,578,036
Diluted	47,106,538	46,140,019	45,781,658	46,384,848	45,941,843
Cash dividends declared per common share	$1.10	$0.98	$0.87	$0.41	$—

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$433,663	$207,801	$218,680	$139,359	$64,752
Working capital	486,816	274,133	298,572	155,099	57,610
Total assets	1,705,202	1,153,789	995,170	651,171	532,623
Other long-term liabilities	22,416	1,458	1,557	2,342	3,302
Total stockholders' equity	820,235	706,418	594,595	554,375	431,745

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, "the Company", “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising, performance marketing and licensing fees.

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, Inc, and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of or for the years ended December 31, 2014, 2013 and 2012 (in thousands, except for percentages):

	Year Ended December 31,
	2014	2013	2012
Subscriber revenues:
Fixed	$348,340	$296,457	$286,720
Variable	76,392	74,631	65,798
Total subscriber revenues	424,732	371,088	352,518
Other license revenues	6,743	19,016	9,166
Total revenues	$431,475	$390,104	$361,684
Percentage of total subscriber revenues:
Fixed	82.0%	79.9%	81.3%
Variable	18.0%	20.1%	18.7%
Total revenues:
DID-based	$347,754	$340,438	$326,940
Non-DID-based	83,721	49,666	34,744
Total revenues	$431,475	$390,104	$361,684

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$14.23	$13.85
Cancel rate (3)	2.1%	2.1%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Visits	2,563	2,171	345
Page views	8,002	7,345	1,131
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles ("GAAP") and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.

We believe that our most critical accounting policies are those related to revenue recognition, valuation and impairment of marketable securities, share-based compensation expense, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company's Board of Directors.

Revenue Recognition

Business Cloud Services

The Company's Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients' use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized when the assets are delivered to the client. Also, Digital Media revenues are generated through the license of certain speed testing technology which is recognized when delivered to the client and through providing data services primarily to Internet Service Providers ("ISPs") and wireless carriers which is recognized as earned over the term of the access period. The Digital Media business also generates other types of revenues, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

Valuation and Impairment of Marketable Securities

We account for our investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") ASC Topic No. 320, Investments - Debt and Equity Securities (“ASC 320”). ASC 320 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income on our consolidated statement of income. All securities are accounted for on a specific identification basis. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Share-Based Compensation Expense

We comply with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. We elected to adopt the alternative transition method for calculating the tax effects of share-based compensation.

Long-lived and Intangible Assets

We account for long-lived assets in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

We assess the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

.	significant underperformance relative to expected historical or projected future operating results;

.	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

.	significant negative industry or economic trends;

.	significant decline in our stock price for a sustained period; and

.	our market capitalization relative to net book value.

If we determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2014, 2013 and 2012.

Goodwill and Purchased Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of is less than its carrying amount, then we perform the impairment test upon intangible assets. We completed the required impairment review for the years ended December 31, 2014, 2013, and 2012 and noted no impairment. Consequently, no impairment charges were recorded.

Contingent Consideration

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (See Note 5 - Fair Value Measurements of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). We may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

Income Taxes

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

As of December 31, 2014, we had no non-income tax related contingent liabilities on our balance sheet. However, it is reasonably possible that we will incur a liability associated with such taxes and, in that case, we would be required to record an expense for such liability in the period in which the liability becomes probable and estimable, which could materially impact our financial results. The estimates that we make in accounting for contingencies and the gains and losses that we record upon the ultimate resolution of these uncertainties could have a significant effect on the liabilities and expenses in our financial statements.

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

Results of Operations

Years Ended December 31, 2014, 2013 and 2012

Business Cloud Services Segment

Assuming a stable or improving economic environment, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to continue to be stable for the foreseeable future (excluding the impact of acquisitions). The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.

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

We expect operating profit as a percentage of revenues to generally stabilize in the future despite the growth in our less profitable Digital Media segment and the expected increasing pressure on margins as described above to grow at a faster rate than our more profitable Businesses Cloud Services segment; however, such pressure of margins is partially offset by increased economies of scale within the Digital Media segment.

The following table sets forth, for the years ended December 31, 2014, 2013 and 2012, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
Revenues	100%	100%	100%
Cost of revenues	18	17	18
Gross profit	82	83	82
Operating expenses:
Sales and marketing	24	25	17
Research, development and engineering	5	5	5
General and administrative	22	20	16
Total operating expenses	51	50	38
Income from operations	31	34	44
Interest expense (income), net	5	4	2
Other expense (income), net	—	2	—
Income before income taxes	26	28	42
Income tax expense	5	7	9
Net income	21%	21%	33%
Less net income attributable to noncontrolling interest	—	—	—
Less extinguishment of Series A preferred stock	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	21%	21%	33%

Revenues

(in thousands, except percentages)	2014	2013	2012	Percentage Change 2014 versus 2013	Percentage Change 2013 versus 2012
Revenues	$599,030	$520,801	$371,396	15%	40%

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

Our revenues have increased over the past three years primarily due to the following factors:

•	Acquisitions within our Digital Media properties, plus organic growth in that segment;

•
As it relates to fiscal year 2012, increase in our Business Cloud Services IP licensing revenues as a result of the $27 million patent license agreement secured with Open Text during fiscal year 2013, resulting in approximately $12.6 million of revenues during that year as associated with past damages; and

•	Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	2014	2013	2012	Percentage Change 2014 versus 2013	Percentage Change 2013 versus 2012
Cost of revenue	$105,989	$86,893	$67,013	22%	30%
As a percent of revenue	18%	17%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2014 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2013 that resulted in additional network operations, editorial and production costs, depreciation, customer service and processing fees. The increase in cost of revenues from 2012 to 2013 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2012 that resulted in additional editorial and production costs, network operations, customer service and processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2014	2013	2012	Percentage Change 2014 versus 2013	Percentage Change 2013 versus 2012
Sales and Marketing	$141,967	$131,317	$62,825	8%	109%
As a percent of revenue	24%	25%	17%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the year ended December 31, 2014, 2013 and 2012 was $60.5 million, $55.4 million and $48.1 million, respectively.  The increase in sales and marketing expenses from 2013 to 2014 and from 2012 to 2013 was primarily due to additional advertising and personnel costs associated with businesses acquired, especially within the Digital Media Division which tend to have lower operating profit margins primarily due to the additional sales and marketing expense required to operate in that industry.

Research, Development and Engineering.

(in thousands, except percentages)	2014	2013	2012	Percentage Change 2014 versus 2013	Percentage Change 2013 versus 2012
Research, Development and Engineering	$30,680	$25,485	$18,624	20%	37%
As a percent of revenue	5%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2013 to 2014 was primarily due to an an increase in personnel costs associated with businesses acquired in and subsequent to 2013 and additional expenses for professional services. The increase in research, development and engineering costs from 2012 to 2013 was primarily due to an increase in personnel costs associated with businesses acquired in and subsequent to 2012.

General and Administrative.

(in thousands, except percentages)	2014	2013	2012	Percentage Change 2014 versus 2013	Percentage Change 2013 versus 2012
General and Administrative	$134,188	$101,683	$60,772	32%	67%
As a percent of revenue	22%	20%	16%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2013 to 2014 was primarily due to an increase in amortization of intangible assets, personnel costs relating to acquisitions closed during 2013 and 2014, additional professional fees and bad debt expense. The increase in general and administrative expense from 2012 to 2013 was primarily due to personnel costs relating to acquisitions closed during 2012 and 2013 and an increase in amortization of intangible assets.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$345	$756	$844
Operating expenses:
Sales and marketing	1,944	1,855	1,543
Research, development and engineering	721	434	459
General and administrative	5,898	6,675	6,286
Total	$8,908	$9,720	$9,132

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and the recognition of the interest portion of a loss on extinguishment of debt of $1.6 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc., and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $31.2 million, $21.3 million, and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase from 2013 to 2014 was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes. The increase from 2012 to 2013 was primarily due to interest expense following the July 2012 issuance of the Senior Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $(0.2) million, $11.5 million, and $(0.4) million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease from 2013 to 2014 and the increase from 2012 to 2013 are primarily due to the recognition of the other expense portion of a loss on extinguishment of debt of $12.9 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc.

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

As of December 31, 2014, we had federal net operating loss carryforwards (“NOLs”) of $20.5 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2031. As of December 31, 2014 and 2013, the Company has foreign tax credits of $11.1 million and $7.8 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $11.1 million and $7.7 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2024. In addition, as of December 31, 2014 and 2013, we had available unrecognized state research and development tax credits of $2.0 million and $0.9 million, respectively, which last indefinitely. As of December 31, 2014 and 2013, we also had state enterprise zone tax credits of $0.9 and $0.5 million, respectively. The state enterprise zone credits expire through the year 2024. We estimate that all of the state enterprise zone credits will be available for use before their expiration.

Income tax expense amounted to $29.8 million, $35.2 million and $33.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective tax rates for 2014, 2013 and 2012 were 19%, 25% and 21%, respectively.

The decrease in our annual effective income tax rate from 2013 to 2014 was primarily attributable to the following:

1.	a reversal of uncertain income tax positions during 2014;

2.	a decrease during 2014 in reorganization costs not deductible for tax purposes; partially offset by:

3.	a decrease during 2014 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
The increase in our annual effective income tax rate from 2012 to 2013 was primarily attributable to the following:

1.	an increase during 2013 in reorganization costs not deductible for tax purposes, and

2.	a decrease during 2013 in the U.S. federal domestic production activities deduction; partially offset by:

3.	a decrease during 2013 in the valuation allowance for foreign tax credit carryforwards.

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.50%	21.00%	26.50%
Effective tax rate (1)	12.50%	21.13%	26.52%
(1) Effective tax rate excludes certain discrete items.

The statutory tax rate is the rate imposed on taxable income for corporations by the local government in that jurisdiction.  The effective tax rate measures the taxes paid as a percentage of pretax profit.  The effective tax rate can differ from the statutory tax rate when a company can exempt some income from tax, claim tax credits, or due to the effect of book-tax differences that do not reverse and discreet items.

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
Business Cloud Services
The following segment results are presented for fiscal year 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
External net sales	$431,475	100.0%	$390,104	100.0%	$361,684	100.0%
Inter-segment net sales	—	—	—	—	—	—
Segment net sales	431,475	100.0	390,104	100.0	361,684	100.0
Cost of revenues	86,962	20.2	69,911	17.9	65,056	18.0
Gross profit	344,513	79.8	320,193	82.1	296,628	82.0
Operating expenses	154,630	35.8	121,258	31.1	109,268	30.2
Segment operating income	$189,883	44.0%	$198,935	51.0%	$187,360	51.8%
Segment net sales of $431.5 million in 2014 increased $41.4 million, or 10.6%, from the prior comparable period primarily due to business acquisitions, partially offset by a decrease in patent and technology related licensing revenues associated with a $27 million license agreement of which $12.6 million from past damages was recognized in 2013. Segment net sales of $390.1 million in 2013 increased $28.4 million, or 7.9%, from 2012 primarily due to an increase in our subscriber base and an increase in patent and technology related licensing revenues.
Segment gross profit of $344.5 million in 2014 increased $24.3 million from 2013 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2014 decreased from the prior comparable period primarily due to acquisitions during the fiscal year which increased network operation costs and depreciation. In addition, acquisitions historically have lower initial profitability than our existing business until synergies with respect to those acquisitions are realized in future periods. Segment gross profit of $320.2 million in 2013 increased $23.6 million from 2012 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2013 was consistent with the prior comparable period.
Segment operating expenses of $154.6 million in 2014 increased $33.4 million from 2013 primarily due to (a) additional depreciation and amortization and an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2013; and (b) additional bad debts and professional fees. Segment operating expenses of $121.3 million in 2013 increased $12.0 million from 2012 primarily due to (a) an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2012 and (b) additional depreciation and amortization associated with businesses acquired in and subsequent to 2012.
As a result of these factors, segment operating earnings of $189.9 million in 2014 decreased $(9.1) million, or (4.6)%, from 2013. As a result of these factors, segment operating earnings of $198.9 million in 2013 increased $11.6 million, or 6.2%, from 2012.

Digital Media
 As our Digital Media segment was established as a result of the acquisition of Ziff Davis, Inc. on November 9, 2012, the increase from 2012 to 2013 is due to a full year of activity in fiscal year 2013.
The following segment results are presented for fiscal year 2014, 2013 and 2012 (in thousands):

	2014		2013		2012
External net sales	$167,555	99.8%	$130,697	99.7%	$9,712	100.0%
Inter-segment net sales	259	0.2	449	0.3	—	—
Segment net sales	167,814	100.0	131,146	100.0	9,712	100.0
Cost of revenues	19,028	11.3	16,982	12.9	1,956	20.1
Gross profit	148,786	88.7	114,164	87.1	7,756	79.9
Operating expenses	118,293	70.5	107,431	81.9	4,867	50.1
Segment operating income	$30,493	18.2%	$6,733	5.1%	$2,889	29.7%

Segment net sales of $167.8 million in 2014 increased $36.7 million, or 28.0%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.

Segment gross profit of $148.8 million in 2014 increased $34.6 million from the prior comparable period primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2014 was consistent with the prior comparable period.

Segment operating expenses of $118.3 million in 2014 increased $10.9 million from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period, partially offset by reduced operating costs as the Digital Media segment leverages its scale and completes the integration process of prior acquisitions.

As a result of these factors, segment operating income of $30.5 million in 2014 increased $23.8 million, or 352.9%, from 2013.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2014, we had cash and investments of $590.4 million compared to $345.9 million at December 31, 2013. The increase resulted primarily from the proceeds from our June 2014 issuance of $402.5 million in aggregate principal amount of Convertible Notes and cash provided by operations, partially offset by business acquisitions, dividends, interest payments and purchase of property, plant and equipment. At December 31, 2014, cash and investments consisted of cash and cash equivalents of $433.7 million, short-term investments of $96.2 million and long-term investments of $60.5 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts, equity securities and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at December 31, 2014. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2014 and 2013, cash and investments held within foreign and domestic jurisdictions were $138.3 million and $452.1 million and $182.4 million and $163.5 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company's Board of Directors approved four quarterly cash dividends during the year ended December 31, 2014, totaling $1.095 per share of common stock. On February 10, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.2925 per share of common stock payable on March 9, 2015 to all stockholders of record as of the close of business on February 23, 2015. Future dividends are subject to Board approval.

In July 2012, the Company completed the sale in a private offering of $250 million in aggregate principal amount of Senior Notes. The net proceeds of the sale were $243.7 million after deducting the initial purchaser's discounts, commissions and expenses of the offering. The Company is using the net proceeds from the offering for general corporate purposes, including acquisitions. In June 2014, the Company issued Convertible Notes of $402.5 million in aggregate principal and received net proceeds of $391.4 million in cash, net of initial underwriter's discounts and commissions. The net proceeds are available for general corporate purposes, which may include working capital, acquisitions, retirement of debt and other business opportunities.

On August 31, 2012, j2 Global submitted a preliminary non-binding proposal to acquire all outstanding shares for cash consideration of $10.50 per fully diluted share, representing a substantial premium to the market trading price of the shares on such date. On December 24, 2014, j2 Global initiated a cash tender offer to acquire all of the outstanding shares of Carbonite for cash consideration of $15.00 per share, subject to the terms and conditions described in our tender offer documents (see the Company's Current Report on Form 8-K, filed with the SEC on December 24, 2014 for further details). The Company estimates that the tender offer would require approximately $366 million in consideration based upon the most recent publicly disclosed outstanding shares of Carbonite (as of October 31, 2014). This estimate could increase related to any equity awards which may vest upon a change in control and be offset by cash that would be acquired, if any. On March 2, 2015, the Company effectively rescinded its tender offer and entered into a confidentiality agreement with Carbonite Inc.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $177.2 million, $193.3 million, and $169.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our operating cash flows resulted primarily from cash received from our subscribers offset by cash payments we made to third parties for their services, employee compensation and tax payments. The decrease in our net cash provided by operating activities in 2014 compared to 2013 was primarily attributable to an increase in billings associated with the Digital Media segment which historically has a collection cycle longer than our Business Cloud segment. The increase in our net cash provided by operating activities in 2013 compared to 2012 was primarily attributable to cash received from our customers, the impact of a 2012 non-cash change in estimate relating to deferred revenue and higher year-end accounts payable and accrued expense balances. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $5.8 million and $11.3 million at December 31, 2014 and 2013, respectively. Our cash and cash equivalents and short-term investments were $529.9 million, $298.6 million and $323.7 million at December 31, 2014, 2013 and 2012, respectively.

Net cash used in investing activities was approximately $(275.5) million, $(167.4) million and $(249.5) million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash used in investing activities in 2014 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2013 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2012 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.

Net cash (used in) provided by financing activities was approximately $327.5 million, $(35.7) million and $158.4 million for the year ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by financing activities in 2014 was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock. Net cash used in financing activities in 2013 was primarily attributable to dividends paid and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation. Net cash provided by financing activities in 2012 was primarily attributable to the proceeds from the sale of long-term debt and from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by the repurchase of stock and dividends paid.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 (see Note 22 - Subsequent Events for discussion regarding the extension of the share repurchase program to February 19, 2016).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	33,081	66,163	66,163	39,344	204,751
Operating leases (c)	9,025	13,149	7,985	1,161	31,320
Telecom services and co-location facilities (d)	1,841	1,701	34	—	3,576
Holdback payment (e)	14,863	15,447	—	—	30,310
Other (f)	1,081	367	—	—	1,448
Total	$59,891	$96,827	$74,182	$693,005	$923,905
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Director fee arrangements and software license commitments.

As of December 31, 2014, our liability for uncertain tax positions was $37.6 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities. In addition, with the acquisition of Ookla, acquired on December 1, 2014 (see Note 3 - Business Acquisitions), contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $15.0 million which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2014. We have not been presented this contingent consideration in the table above due to the uncertainty of the amounts and timing of cash settlement.

Credit Agreement

On January 5, 2009, we entered into a Credit Agreement with Union Bank, N.A. in order to further enhance our liquidity in the event of potential acquisitions or other corporate purposes. The Credit Agreement was amended on August 16, 2010, July 13, 2012 and November 9, 2012. The July 13, 2012 amendment was entered into in connection with the issuance of the Senior Notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants. On November 26, 2014, the Company and Union Bank, N.A. mutually agreed to terminate the Credit Agreement dated January 5, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2015.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2014, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short- and long-term investments are comprised primarily of readily marketable corporate and governmental debt securities, time deposits and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of December 31, 2014, we had investments in debt securities with effective maturities greater than one year of approximately $60.5 million. Such investments had a weighted average yield of approximately 0.71%. As of December 31, 2014 and December 31, 2013, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $433.7 million and $207.8 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of December 31, 2014, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, Australia and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings in 2014, 2013 or 2012. For the years ended December 31, 2014, 2013 and 2012, net foreign currency transaction gain/(loss) amounted to $(0.1) million, $0.4 million and $(0.1) million, respectively. During the year ended December 31, 2014 and 2013, cumulative translation adjustments included in other comprehensive income amounted to $(14.7) million and $0.1 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of j2 Global, Inc. (“Company”) as of December 31, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheet of j2 Global, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule of j2 Global, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. and subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
Los Angeles, California
February 28, 2014, except for Note 17 as to which the date is March 2, 2015.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share amounts)

	2014	2013
ASSETS
Cash and cash equivalents	$433,663	$207,801
Short-term investments	96,206	90,789
Accounts receivable, net of allowances of $3,685 and $4,105, respectively	91,699	67,245
Prepaid expenses and other current assets	22,602	20,064
Deferred income taxes	2,013	3,126
Total current assets	646,183	389,025
Long-term investments	60,508	47,351
Property and equipment, net	38,217	31,200
Trade names, net	105,551	83,108
Patent and patent licenses, net	24,927	28,530
Customer relationships, net	163,766	100,980
Goodwill	635,675	457,422
Other purchased intangibles, net	17,556	10,915
Deferred income taxes	—	1,845
Other assets	12,819	3,413
Total assets	$1,705,202	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$95,310	$69,570
Income taxes payable	—	1,569
Deferred revenue	63,457	36,326
Capital lease, current	258	—
Liability for uncertain tax positions	—	5,535
Deferred income taxes	342	1,892
Total current liabilities	159,367	114,892
Long-term debt	593,350	245,670
Capital lease, non-current	141	—
Liability for uncertain tax positions	37,551	38,329
Deferred income taxes	61,960	35,833
Deferred revenue, non-current	10,182	11,189
Other long-term liabilities	22,416	1,458
Total liabilities	884,967	447,371
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2014 and 2013, respectively; total issued and outstanding is zero and 5,064 at December 31, 2014 and 2013, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2014 and 2013, respectively; total issued and outstanding is zero and 4,155 at December 31, 2014 and 2013, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2014 and 2013; total issued and outstanding 47,409,514 and 46,105,076 shares at December 31, 2014 and 2013, respectively.	474	461
Additional paid-in capital	273,304	216,872
Retained earnings	553,584	484,850
Accumulated other comprehensive income (loss)	(7,127)	4,235
Total stockholders' equity	820,235	706,418
Total liabilities and stockholders’ equity	$1,705,202	$1,153,789
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013 and 2012
(In thousands, except share and per share data)

	2014	2013	2012
Revenues:
Total revenues	$599,030	$520,801	$371,396

Cost of revenues (including share-based compensation of $345, $756 and $844 in 2014, 2013 and 2012, respectively)	105,989	86,893	67,013
Gross profit	493,041	433,908	304,383
Operating expenses:
Sales and marketing (including share-based compensation of $1,944, $1,855 and $1,543 in 2014, 2013 and 2012, respectively)	141,967	131,317	62,825
Research, development and engineering (including share-based compensation of $721, $434 and $459 in 2014, 2013 and 2012, respectively)	30,680	25,485	18,624
General and administrative (including share-based compensation of $5,898, $6,675 and $6,286 in 2014, 2013 and 2012, respectively)	134,188	101,683	60,772
Total operating expenses	306,835	258,485	142,221
Income from operations	186,206	175,423	162,162
Interest expense (income), net	31,204	21,254	7,650
Other expense (income), net	(165)	11,472	(410)
Income before income taxes	155,167	142,697	154,922
Income tax expense	29,840	35,175	33,259
Net income	125,327	107,522	121,663
Less net income attributable to noncontrolling interest	—	—	83
Less extinguishment of Series A preferred stock	(991)	—	—
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$107,522	$121,580
Net income per common share:
Basic	$2.60	$2.31	$2.63
Diluted	$2.58	$2.28	$2.61
Weighted average shares outstanding:
Basic	46,778,015	45,548,767	45,459,712
Diluted	47,106,538	46,140,019	45,781,658
Cash dividends paid per common share	$1.10	$0.98	$0.87

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net Income	$125,327	$107,522	$121,663
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of zero, ($122) and $196 for the year ended 2014, 2013 and 2012, respectively	(14,694)	78	1,435
Unrealized gain on available-for-sale investments, net of tax expense of $2,757, $2,447 and $646 for the year ended 2014, 2013 and 2012, respectively	3,332	4,245	1,954
Other comprehensive income (loss), net of tax	(11,362)	4,323	3,389
Comprehensive Income	$113,965	$111,845	$125,052
Net income attributable to noncontrolling interest	—	—	83
Comprehensive income attributable to j2 Global, Inc.	$113,965	$111,845	$124,969

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$125,327	$107,522	$121,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,953	39,788	22,164
Accretion and amortization of discount and premium of investments	1,334	1,796	1,603
Amortization of financing costs and discounts	5,045	613	249
Share-based compensation	8,908	9,720	9,132
Excess tax benefits from share-based compensation	(5,512)	(2,695)	(961)
Provision for doubtful accounts	4,702	3,135	4,289
Deferred income taxes	(10,033)	250	1,150
Loss on disposal of fixed assets	—	8	54
(Gain) loss on available-for-sale investments	(90)	66	(266)
Loss on extinguishment of debt and related interest expense	—	14,437	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(11,078)	(9,588)	(5,417)
Prepaid expenses and other current assets	(3,212)	149	(2,028)
Other assets	(42)	168	(243)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,447)	9,126	5,138
Income taxes payable	10,797	667	4,139
Deferred revenue	(711)	12,368	1,612
Liability for uncertain tax positions	(6,313)	6,186	7,601
Other long-term liabilities	603	(392)	32
Net cash provided by operating activities	177,231	193,324	169,911
Cash flows from investing activities:
Maturity of certificates of deposit	14,520	42,615	8,000
Purchase of certificates of deposit	(65)	(22,071)	(34,673)
Sales of available-for-sale investments	110,363	140,126	138,709
Purchase of available-for-sale investments	(138,452)	(168,901)	(151,989)
Purchases of property and equipment	(11,829)	(18,627)	(5,061)
Proceeds from sale of assets	608	1	156
Acquisition of businesses, net of cash received	(245,278)	(126,341)	(198,341)
Purchases of intangible assets	(5,336)	(14,200)	(6,295)
Net cash used in investing activities	(275,469)	(167,398)	(249,494)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	245,000
Debt issuance costs	(11,991)	(47)	(1,384)
Repurchases of common stock and restricted stock	(5,663)	(4,587)	(60,282)
Issuance of common stock under employee stock purchase plan	265	213	157
Exercise of stock options	6,621	13,604	5,646
Mandatorily redeemable financial instrument	—	—	8,557
Dividends paid	(52,269)	(45,134)	(40,263)
Excess tax benefits from share-based compensation	5,512	2,695	961
Deferred payments for acquisitions	(16,512)	—	—
Other	(933)	(2,437)	—
Net cash (used in) provided by financing activities	327,530	(35,693)	158,392
Effect of exchange rate changes on cash and cash equivalents	(3,430)	(1,112)	512
Net change in cash and cash equivalents	225,862	(10,879)	79,321
Cash and cash equivalents at beginning of period	207,801	218,680	139,359
Cash and cash equivalents at end of period	$433,663	$207,801	$218,680
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Year Ended December 31, 2014, 2013 and 2012
(in thousands, except share amounts)

					Preferred A			Preferred B	Additional				Accumulated	j2 Global, Inc.	Non-	Total
	Common stock		Preferred Series A		Additional paid-	Preferred Series B		Additional paid-	paid-in	Treasury stock		Retained	other comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	in capital	Shares	Amount	in capital	capital	Shares	Amount	earnings	income/(loss)	equity	interest	equity
Balance, January 1, 2012	55,389,636	$554	—	$—	$—	—	$—	$—	$197,374	(8,680,568)	$(112,671)	$472,595	$(3,477)	$554,375	$—	$554,375
Net income	—	—	—	—	—	—	—	—	—	—	—	121,580	—	121,580	83	121,663
Other comprehensive income, net of tax of $842	—	—	—	—	—	—	—	—	—	—	—	—	3,389	3,389	—	3,389
Dividends	—	—	—	—	—	—	—	—	—	—	—	(40,263)	—	(40,263)	(183)	(40,446)
Exercise of stock options	357,234	4	—	—	—	—	—	—	5,642	—	—	—	—	5,646	—	5,646
Issuance of shares under Employee Stock Purchase Plan	5,797	—	—	—	—	—	—	—	157	—	—	—	—	157	—	157
Vested restricted stock	204,052	2	—	—	—	—	—	—	(2)	—	—	—	—	—	—	—
Retirement of common shares	(10,806,648)	(108)	—	—	—	—	—	—	(42,580)	8,680.568	112,671	(129,171)	—	(59,188)	—	(59,188)
Repurchase of restricted stock	(55,880)	(1)	—	—	—	—	—	—	(1,093)	—	—	—	—	(1,094)	—	(1,094)
Share based compensation	—	—	—	—	—	—	—	—	9,083	—	—	49	—	9,132	—	9,132
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	961	—	—	—	—	961	—	961
Balance, December 31, 2012	45,094,191	$451	—	$—	$—	—	$—	$—	$169,542	—	$—	$424,790	$(88)	$594,695	$(100)	$594,595
Net income	—	—	—	—	—	—	—	—	—	—	—	107,522	—	107,522	—	107,522
Other comprehensive income, net of tax of $2,325	—	—	—	—	—	—		—	—	—	—	—	4,323	4,323	—	4,323
Dividends	—	—	—	—	—	—	—	—	—	—	—	(45,135)	—	(45,135)	—	(45,135)
Purchase of mandatorily redeemable financial instrument	234,025	2	5,064	—	4,774	4,155	—	6,575	22,900	—	—	—	—	22,902	100	23,002
Exercise of stock options	569,204	6	—	—	—	—	—	—	13,598	—	—	—	—	13,604	—	13,604
Issuance of shares under Employee Stock Purchase Plan	5,402	—	—	—	—	—	—	—	213	—	—	—	—	213	—	213
Vested restricted stock	308,082	3	—	—	—	—	—	—	(3)	—	—	—	—	—	—	—
Retirement of common shares	(29,950)	—	—	—	—	—	—	—	(684)	—	—	(2,395)	—	(3,079)	—	(3,079)
Repurchase of restricted stock	(75,878)	(1)	—	—	—	—	—	—	(1,506)	—	—	—	—	(1,507)	—	(1,507)
Share based compensation	—	—	—	—	—	—	—	—	9,585	—	—	68	—	9,653	—	9,653
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	3,227	—	—	—	—	3,227	—	3,227
Balance, December 31, 2013	46,105,076	$461	5,064	$—	$4,774	4,155	$—	$6,575	$216,872	—	$—	$484,850	$4,235	$706,418	$—	$706,418
Net income	—	—	—	—	—	—	—	—	—	—	—	125,327	—	125,327	—	125,327
Other comprehensive income, net of tax benefit $2,757	—	—	—	—	—	—	—	—	—	—	—	—	(11,362)	(11,362)	—	(11,362)
Dividends	—	—	—	—	—	—	—	—	—	—	—	(52,269)	—	(52,269)	—	(52,269)
Exercise of stock options	433,008	4	—	—	—	—	—	—	6,617	—	—	—	—	6,621	—	6,621
Issuance of shares under Employee Stock Purchase Plan	5,735	—	—	—	—	—	—	—	265	—	—	—	—	265	—	265
Equity portion of convertible debt	—	—	—	—	—	—	—	—	36,478	—	—	—	—	36,478	—	36,478
Vested restricted stock	565,713	6	—	—	—	—	—	—	(6)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(113,256)	(1)	—	—	—	—	—	—	(2,245)	—	—	(3,417)	—	(5,663)	—	(5,663)
Extinguishment of Series A preferred stock	235,665	2	(5,064)	—	(4,774)	—	—	—	989	—	—	(991)	—	—	—	—
Exchange of Series B preferred stock	177,573	2	—	—	—	(4,155)	—	(6,575)	(2)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	8,824	—	—	84	—	8,908	—	8,908
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	5,512	—	—	—	—	5,512	—	5,512
Balance, December 31, 2014	47,409,514	$474	—	$—	$—	—	$—	$—	$273,304	—	$—	$553,584	$(7,127)	$820,235	$—	$820,235
See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property ("IP") to third parties. The Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to valuation and impairment of marketable securities, valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Business Cloud Services

The Company's Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

j2 Global's Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

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

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients' use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized when the assets are delivered to the client. Also, Digital Media revenues are generated through the license of certain speed testing technology which is recognized when delivered to the client through providing data services primarily to Internet Service Providers ("ISPs") and wireless carriers which is recognized as earned over the term of the access period. The Digital Media business also generates other types of revenues, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

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

As of December 31, 2014, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized third-party costs incurred in connection with its sale of senior unsecured notes within long-term other assets and recorded the original purchase discount as a reduction to such notes (see Note 8 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the interest method.

(i)	Derivative Instruments

j2 Global currently holds an embedded derivative instrument related to contingent interest in connection with its 3.25% Convertible Notes issued on June 10, 2014. This embedded derivative instrument is carried at fair value with changes recorded to interest expense (see Note 5 - Fair Value Measurements).

(j)	Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2014, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

(k)	Foreign Currency

Some of j2 Global's foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation gain/(loss) were $(14.7) million, $0.1 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Net transaction gain/(loss) was $(0.1) million, $0.4 million and $(0.1) million for the years ended December 31, 2014, 2013 and 2012, respectively.

(l)	Property and Equipment

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

(m)	Long-Lived Assets

j2 Global accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2014, 2013 and 2012.

(n)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit's fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values. . In connection with the annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon indefinite-lived intangible assets. The impairment testing for indefinite-lived intangible assets consists of comparing the carrying values to the fair values and an impairment loss is recorded if the carrying value exceeds the fair value. j2 Global completed the required impairment review at the end of 2014, 2013 and 2012 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(o)	Contingent Consideration

j2 Global measures the contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 5 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

j2 Global reviews and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

(p)	Income Taxes

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

(q)	Share-Based Compensation

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

(r)	Earnings Per Common Share

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

(s)	Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives. To date, software development costs incurred after technological feasibility has been established have not been material.

(t)	Segment Reporting

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

(u)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2014, 2013 and 2012 was $60.5 million, $55.4 million and $48.1 million, respectively.

(v)	Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(w)	Recent Accounting Pronouncements

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

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adoption on our financial statements and related disclosures.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in control events or to its most recent change-in control event. However, if the financial statements for the period in which the most recent change-in control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this standard is not expected to have a material impact on our financial statements.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2014 presentation.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

The Company has completed the following acquisitions during the year ending December 31, 2014, paying the purchase price in cash for each transaction: (a) all of the shares of City Numbers, a Birmingham, UK-based worldwide provider of inbound local, national and international toll free phone numbers in over 80 countries; (b) all of the shares and certain assets of Securstore, an Iceland-based provider of cloud backup and recovery services for corporate and enterprise networks; (c) all of the shares of

Livedrive®, a UK-based provider of online backup with added file sync features for professionals and individuals; (d) certain assets of Faxmate, a Brisbane-based provider of Internet fax; (e) all of the shares of Critical Software Ltd., a UK-based Email Security and Management company operating under the brand name iCriticalTM; (f) all of the shares of The Online Backup Company, a Scandinavian-based provider of cloud backup, disaster recovery and file sharing solutions for corporate and enterprise networks; (g) all of the shares and certain assets of eMedia Communications LLC, a provider of research to IT buyers and leads to IT vendors; (h) asset purchase of Contactology, Inc., a North Carolina-based provider of email marketing services; (i) certain assets of Back Up My Info!, a NY-based company focusing primarily on backup supporting small to mid-sized businesses in a variety of industries around the world; (j) certain assets of Web24, a Melbourne, Australia- based company which offers domain name, web hosting, dedicated or shared servers and related services primarily to small and mid-sized businesses in Australia and elsewhere; (k) all of the units of Excel Micro, a Philadelphia-based cloud email security and archiving solutions; (l) all of the units of Scene LLC (“Ookla”), a Washington-based leading provider of broadband and mobile speed testing; (m) all of the shares of NCSG Holding AB (“Stay Secure”), a Swedish-based provider of e-mail and web security services; (n) all of the shares of Comendo A/S, a Danish-based provider of e-mail security; (p) certain assets of TestudoData LLC, a Nevada-based provider of e-mail security; and (q) certain other immaterial acquisitions of fax, online data backup and application businesses.

The consolidated statement of income, since the date of each acquisition, and balance sheet, as of December 31, 2014, reflect the results of operations of all 2014 acquisitions. For the year ended December 31, 2014, these acquisitions contributed $51.9 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $300.2 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$18,024
Property and equipment	10,022
Other assets	5,500
Deferred tax asset	419
Software	9,836
Trade name	28,192
Customer relationship	98,498
Other intangibles	2,121
Goodwill	184,837
Deferred revenue	(29,182)
Deferred tax liability	(12,328)
Other accrued liabilities	(14,338)
Capital lease	(1,361)
Total	$300,240

In connection with the acquisition of Ookla, acquired on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $15 million which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2014. The fair value of the contingent consideration was determined using options-based valuation approaches based on various inputs, including discount rates, volatility and market risk which are not readily observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 5 - Fair Value Measurements). As of December 31, 2014, the Company has holdbacks of $45.3 million (including the contingent consideration related to Ookla) in connection with acquisitions recorded as current and long-term liabilities in the consolidated balance sheet. These holdbacks represent amounts to ensure that certain representations and warranties provided by the sellers are effective.

During 2014, the purchase price accounting has been finalized for the following acquisitions: (i) City Numbers, (ii) SecurStore, (iii) Faxmate and (iv) other immaterial fax, online data backup and application businesses. The initial accounting for all other 2014 acquisitions are incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets including trade names, software and customer relationships, preliminary working capital and related tax items. During the year ended December 31, 2014, the Company recorded final adjustments to the initial working capital related to prior period acquisitions, which resulted in a decrease to goodwill in the amount of $(1.0) million Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Annual Report on Form 10-K.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2014 is $184.8 million, of which $89.4 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2014 acquisitions as if each acquisition had occurred on January 1, 2013 (in thousands, except per share amounts):

	Year ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Revenues	$672,701	$626,906
Net income attributable to j2 Global, Inc. common shareholders	$119,773	$132,480
EPS - Basic	$2.51	$2.85
EPS - Diluted	$2.49	$2.81

2013

The Company acquired the following companies during fiscal 2013, in each case for cash: (a) IGN Entertainment, Inc. ("IGN"), an online publisher of video games, entertainment and men's lifestyle content; (b) MetroFax, Inc., a provider of online faxing services and advanced features; (c) Backup Connect BV, an online backup provider based in the Netherlands; (d) NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications; (e) Email Protection Agency Limited, a UK-based provider of email security, email management and network security services; (f) TechBargains.com, the leading deal aggregation website for electronic products; and (g) certain other immaterial share and asset acquisitions in the Business Cloud Services segment.

The consolidated statement of income, since the date of each acquisition, and balance sheet, as of December 31, 2013, reflect the results of operations of all 2013 acquisitions. For the year ended December 31, 2013, these acquisitions contributed $98.1 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $147.7 million, net of cash acquired and assumed liabilities of $15.7 million and subject to certain post-closing adjustments.

The following table summarizes the allocation of the purchase consideration as follows (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$24,658
Property and equipment	3,274
Other assets	2,703
Deferred tax asset	2,058
Software	3,031
Content	2,460
Trade name	18,581
Customer relationship	40,275
Advertiser Relationship	11,770
Other intangibles	168
Goodwill	54,472
Deferred revenue	(2,543)
Other accrued liabilities	(13,162)
Total	$147,745

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

Pro Forma Financial Information for 2013 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1 for the year ended December 31, 2012 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2013 acquisitions as if each acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	Year ended
	December 31, 2013	December 31, 2012
	(unaudited)	(unaudited)
Revenues	$545,952	$470,190
Net income attributable to j2 Global, Inc. common shareholders	$108,600	$122,187
EPS - Basic	$2.34	$2.64
EPS - Diluted	$2.31	$2.62

2012

Ziff Davis

The Company acquired substantially all of the outstanding capital stock of Ziff Davis on November 9, 2012 for a cash purchase price of approximately $171.7 million, net of cash acquired and assumed liabilities of $28.8 million and subject to certain post-closing adjustments.

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

The following table summarizes the allocation of the purchase consideration (including the portion allocable to the minority interest) as follows (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$14,450
Property and equipment	842
Software	4,780
Other assets	1,283
Deferred tax asset	1,139
Trade name	37,730
Customer relationship	5,380
Advertiser relationship	14,500
Licensing relationships	4,910
Other intangibles	2,540
Goodwill	112,882
Deferred revenue	(2,188)
Other accrued liabilities	(4,767)
Deferred tax liability	(21,829)
Total	$171,652

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2012 acquisitions as if each acquisition had occurred on January 1, 2011 (in thousands, except per share amounts):

	Year ended
	December 31, 2012	December 31, 2011
	(unaudited)	(unaudited)
Revenues	$417,250	$385,974
Net income attributable to j2 Global, Inc. common shareholders	$120,210	$114,889
EPS - Basic	$2.60	$2.47
EPS - Diluted	$2.58	$2.44

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2014	December 31, 2013
Due within 1 year	$59,896	$46,339
Due within more than 1 year but less than 5 years	60,178	44,865
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	330	2,486
Total	$120,404	$93,690

The following table summarizes the Company’s investments (in thousands):

	December 31, 2014	December 31, 2013
Available-for-sale	$156,649	$123,737
Certificates of deposit	65	14,403
Total	$156,714	$138,140

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available for sale as of December 31, 2014 and December 31, 2013 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Corporate debt securities	$91,456	$147	$(136)	$91,467
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,848	9	(13)	26,844
Debt securities issued by states of the United States and political subdivisions of the states	2,088	5	—	2,093
Equity securities	20,611	15,634	—	36,245
Total	$141,003	$15,795	$(149)	$156,649

December 31, 2013
Corporate debt securities	$66,587	$134	$(29)	$66,692
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,689	20	(7)	23,702
Debt securities issued by states of the United States and political subdivisions of the states	3,293	4	(1)	3,296
Equity securities	20,610	9,558	(121)	30,047
Total	$114,179	$9,716	$(158)	$123,737

At December 31, 2014 and 2013, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to December 31, 2014. At December 31, 2014, equity securities were recorded as available-for-sale and primarily represent a strategic investment in Carbonite, Inc. On August 31, 2012, j2 Global submitted a preliminary non-binding proposal to acquire all outstanding shares for cash consideration of $10.50 per fully diluted share, representing a substantial premium to the market trading price of the shares on such date. On December 24, 2014, j2 Global initiated a cash tender offer to acquire all of the outstanding shares of Carbonite for cash consideration of $15.00 per share, subject to the terms and conditions. On March 2, 2015, the Company effectively rescinded its tender offer and entered into a confidentiality agreement with Carbonite Inc. At December 31, 2014, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company recorded realized gains (losses) from the sale of investments of approximately $0.1 million, $(0.1) million and $0.3 million, respectively.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$57,898	$(131)	$1,260	$(5)	$59,158	$(136)
Debt securities issued by states of the United States and political subdivisions of the states	15,072	(13)	—	—	15,072	(13)
Total	$72,970	$(144)	$1,260	$(5)	$74,230	$(149)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$9,944	$(4)	$1,263	$(3)	$11,207	$(7)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	109	(1)	—	—	109	(1)
Debt securities issued by states of the United States and political subdivisions of the states	26,445	(28)	777	(2)	27,222	(30)
Equity securities	832	(120)	—	—	832	(120)
Total	$37,330	$(153)	$2,040	$(5)	$39,370	$(158)

During the years ended December 31, 2014 and December 31, 2013, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The Company's money market funds and its marketable equity securities are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The Company's debt investments, time deposits and commercial paper, all of which have counterparties with high credit ratings, are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data. The fair value of the Senior Notes and Convertible Notes (see Note 8 - Long-Term Debt) are determined using recent quoted market prices or dealer quotes for such securities, if available, which are Level 1 inputs. If such information is unavailable, the fair value of these securities are determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. If none of the aforementioned information is available, the fair value of these securities are determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are Level 2 inputs. In addition, the Company may pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs. The total carrying value of long-term debt was $593.4 million and $245.7 million, and the corresponding fair value was approximately $711.1 million and $283.3 million, at December 31, 2014 and December 31, 2013, respectively.

The Company classifies its contingent consideration liability in connection with the acquisition of Ookla (see Note 3 - Business Acquisitions) within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain EBITDA thresholds being reached. Such valuation approach included a Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$212,645	$—	$—	$212,645
Time deposits	—	51,807	—	51,807
Certificates of Deposit	—	65	—	65
Equity securities	36,245	—	—	36,245
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,844	—	26,844
Debt securities issued by states of the United States and political subdivisions of the states	—	2,093	—	2,093
Corporate debt securities	—	91,467	—	91,467
Total assets measured at fair value	$248,890	$172,276	$—	$421,166

Liabilities:
Contingent consideration	$—	$—	$15,000	$15,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$15,000	$15,742

December 31, 2013	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$101,231	$—	$—	$101,231
Time deposits	22,773	—	—	22,773
Certificates of Deposit	14,403	—	—	14,403
Equity securities	30,047	—	—	30,047
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,702	—	—	23,702
Debt securities issued by states of the United States and political subdivisions of the states	3,296	—	—	3,296
Corporate debt securities	66,692	—	—	66,692
Total assets measured at fair value	$262,144	$—	$—	$262,144

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. On September 30, 2014, management reevaluated the inputs of its Level 1 assets used in determining fair value and transferred $206.9 million of financial instruments from Level 1 to Level 2. The Company determined the fair value of such transfer as of the end of the reporting period.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of December 31, 2013	$—
Contingent consideration	15,000	Not Applicable
Total (gains) losses reported in earnings	—
Transfers into or out of Level 3	—
Balance as of December 31, 2014	$15,000

The following tables presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of December 31, 2013	$—
Contingent interest	372
Total (gains) losses reported in earnings	370	Interest expense (income), net
Balance as of December 31, 2014	$742

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Computers and related equipment	$100,537	$79,576
Furniture and equipment	1,763	1,405
Leasehold improvements	9,098	5,718
	111,398	86,699
Less: Accumulated depreciation and amortization	(73,181)	(55,499)
Total property and equipment, net	$38,217	$31,200

Depreciation and amortization expense was $15.5 million, $9.6 million and $6.2 million for the year ended December 31, 2014, 2013 and 2012, respectively.

Total disposals of long-lived assets for the year ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.9 million and $0.9 million, respectively.

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

The changes in carrying amounts of goodwill for the year ended December 31, 2014 and 2013 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2013	$294,943	$112,882	$407,825
Goodwill acquired	21,551	32,921	54,472
Purchase Accounting Adjustments	(259)	(5,065)	(5,324)
Foreign exchange translation	447	2	449
Balance as of December 31, 2013	$316,682	$140,740	$457,422
Goodwill acquired	79,536	105,301	184,837
Purchase accounting adjustments	(706)	(329)	(1,035)
Foreign exchange translation	(5,449)	(100)	(5,549)
Balance as of December 31, 2014	$390,063	$245,612	$635,675

The Company's goodwill balance was $635.7 million as of December 31, 2014, of which $390.1 million and $245.6 million were recorded in the Business Cloud Services and Digital Media segments, respectively. The Company's goodwill balance was $457.4 million as of December 31, 2013, of which $316.7 million and $140.7 million were recorded in the Business Cloud Services and Digital Media segments, respectively. Purchase accounting adjustments relate to adjustments to goodwill in connection with prior years business acquisitions. See Note 3 - Business Acquisitions - for a discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2014 and 2013 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2014	2013
Trade names	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2014 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2014 using a quantitative assessment primarily taking into consideration a discounted cash flow analysis of the relief of royalty payments. j2 Global concluded that there were no impairments in 2014, 2013 and 2012.

Intangible Assets Subject to Amortization:

As of December 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.5 years	$94,770	$16,598	$78,172
Patent and patent licenses	9.0 years	62,940	38,013	24,927
Customer relationships	9.3 years	230,424	66,658	163,766
Other purchased intangibles	4.3 years	28,360	16,236	12,124
Total		$416,494	$137,505	$278,989

As of December 31, 2013, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	17.0 years	$66,911	$11,182	$55,729
Patent and patent licenses	8.1 years	58,446	29,916	28,530
Customer relationships	8.1 years	139,362	38,382	100,980
Other purchased intangibles	5.0 years	18,149	12,666	5,483
Total		$282,868	$92,146	$190,722

Expected amortization expense for intangible assets subject to amortization at December 31, 2014 are as follows (in thousands):

Fiscal Year:
2015	$56,349
2016	50,380
2017	42,081
2018	28,940
2019	22,137
Thereafter	79,102
Total expected amortization expense	$278,989

Amortization expense was $47.4 million, $30.2 million and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiaries, issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Senior Notes”) due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of December 31, 2014, the unamortized discount on Senior Notes was approximately $3.8 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $1.1 million as of December 31, 2014, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes in whole or in part at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Cloud Services, Inc. may redeem up to 35% of the aggregate principal amount of the Senior Notes using proceeds from certain public offerings of equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of the j2 Cloud Services, Inc. subsidiaries as of December 31, 2014, because, as of such date, all of j2 Cloud Services existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture). If j2 Cloud Services, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc. is obligations under the Senior Notes. In connection with the formation of j2 Global, Inc. as a holding company in 2014, j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes and the indenture governing the Senior Notes.

The indenture governing the Senior Notes contain certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of December 31, 2014, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of December 31, 2014, the estimated fair value of the Senior Notes was approximately $262.4 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of December 31, 2014.

3.25% Convertible Notes

On June 10, 2014, j2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “Convertible Notes”). j2 Global received proceeds of $391.4 million in cash, net of underwriters' discounts and commissions. The net proceeds were available for general corporate purposes, which may include working capital, acquisitions, retirement of debt and other business opportunities. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the Convertible Notes will be in addition to the regular interest payable on the Convertible Notes.

Holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of j2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of j2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if j2 Global calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. j2 Global will settle conversions of Convertible Notes by paying or delivering, as the case may be, cash, shares of j2 Global common stock or a combination thereof at j2 Global's election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company's common stock.

The initial conversion rate is 14.4159 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $69.37 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

The Convertible Notes are the Company's general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company's future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated, including in respect of j2 Global's guarantee of the obligations of our subsidiary, j2 Cloud Services, Inc., with respect to its outstanding Senior Notes; (iii) effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of December 31, 2014, the carrying value of the Convertible Notes was $347.2 million, which consisted of $402.5 million outstanding principal amount net of $55.3 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of December 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 6.5 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the underwriters' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through June 15, 2021. The unamortized balance as of December 31, 2014 was $9.3 million. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

For the year ended December 31, 2014, the Company recognized interest expense of $11.7 million related to the Convertible Notes, comprised of $7.0 million for the contractual coupon interest, $3.7 million related to the amortization of debt discount, $0.6 million related to the amortization of deferred debt issuance costs and fair value adjustments of contingent interest of $0.4 million.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2014, the estimated fair value of the Convertible Notes was approximately $448.7 million.

Long-term debt as of December 31, 2014 consists of the following (in thousands):

Senior Notes	$246,187
Convertible Notes	347,163
Total long-term debt	$593,350
Less: Current portion	—
Total long-term debt, less current portion	$593,350

At December 31, 2014, future principal payments for debt were as follows (in thousands):

Year Ended December 31,
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	652,500
$652,500

Interest expense was $32.5 million, $22.3 million and $9.0 million for the year ended December 31, 2014, 2013 and 2012, respectively.

9.	Mandatorily Redeemable Financial Instrument

On November 9, 2012, the Company acquired substantially all of the issued and outstanding capital stock of Ziff Davis, Inc. ("Ziff Davis"). In connection with the acquisition, the issued and outstanding capital stock was exchanged for shares of Series A Cumulative Participating Preferred Stock ("Series A Stock") of Ziff Davis. Ziff Davis is accounted for as a consolidated subsidiary as of the date of acquisition. Certain minority interest holders received an ownership in Series A Stock which was accounted for as a non-controlling interest. On December 31, 2013, in connection with a reorganization of Ziff Davis, Inc. to Ziff Davis, LLC (the "Reorganization"), the Company acquired all of the minority interest holders' equity interests, including their Series A Stock.

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

In connection with the Reorganization, the Company issued to the minority holders shares of j2 common stock, j2 Series A Preferred Stock and j2 Series B Preferred Stock equal to the fair market value of the minority holders' Series A Stock (see Note 12 - Stockholders' Equity). As a result of the Reorganization, the Series A Stock was extinguished, resulting in loss on extinguishment of debt and related interest expense of $14.4 million within the consolidated statement of income, in accordance with ASC 480, Distinguishing Liabilities from Equity.

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

On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against IGC in the U.S. District Court for the Northern District of Georgia (“Northern District of Georgia”) (No. 1:06-cv-02119). In response, IGC filed counterclaims alleging antitrust violations and breach of contract, in addition to patent-related counterclaims.  On September 2, 2011, the Northern District of Georgia dismissed IGC’s breach of contract counterclaim and one of its antitrust counterclaims. On July 27, 2012, the Northern District of Georgia granted the j2 Global affiliate’s motion to dismiss the patent-related claims and counterclaims. On March 12, 2014, the j2 Global affiliate moved for summary judgment on IGC’s remaining antitrust claims, which motion remains pending.
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
On July 2, 2012, IGC filed suit against two j2 Global affiliates in the U.S. District Court for the Northern District of California (“Northern District of California”) (No. 5:12-cv-03434), alleging that the j2 Global affiliates breached a covenant not to sue IGC. The j2 Global affiliates asserted counterclaims for infringement of U.S. Patent Nos. 6,350,066 (“the ’066 Patent”), 6,208,638 (“the ’638 Patent”), 6,597,688 (“the ’688 Patent”), and 7,020,132 (“the ’132 Patent”), and IGC asserted counterclaims for, among other things, invalidity, unenforceability, non-infringement, and implied license. On June 27, 2013, one of the j2 Global affiliates filed an additional suit against IGC in the Northern District of California (No. 5:13-cv-02971), alleging infringement of U.S. Patent No. 6,020,980 (“the ’980 Patent”). In response, IGC filed counterclaims for, among other things, invalidity, non-infringement, implied license, and breach of the same covenant not to sue. On March 21, 2014, the Northern District of California ordered granted summary judgment dismissing IGC’s breach of contract claims in both actions and on May 5, 2014, denied IGC's motion for reconsideration. On June 27, 2014, the Northern District of California transferred the cases to the Central District of California (Nos. 2:14-cv-5128 and 2:14-cv-5139). On January 15, 2015, the Central District of California denied IGC’s request for entries of final judgment on the breach of contract claims, which would have allowed IGC to immediately appeal the grant of summary judgment. On January 23, 2015, the j2 Global affiliates filed amended counterclaims adding the ’980 Patent to the first action (No. 2:14-cv-5128) so that the Central District of California could administratively close the second action (No. 2:14-cv-5139). IGC filed additional counterclaims of its own on February 11, 2015. In addition to the counterclaims previously asserted, IGC added a counterclaim for breach of the implied covenant of good faith and fair dealing and a request for a declaration that IGC has an express license to the ’066 Patent. Discovery is ongoing.
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

6,857,074 (“the ’074 Patent”), 7,836,141 (“the ’141 Patent”), 7,895,306 (“the ’306 Patent”), 7,895,313 (“the ’313 Patent”), 7,934,148 (“the ’148 Patent”), 5,675,507, 5,870,549, and 6,564,321. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from patent licensing and sales of rights. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. The j2 Global affiliates have not yet responded.
On October 16, 2013, one of j2 Global’s affiliates entered its appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted the ’074, ’141, ’306, ’313, and ’148 Patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014 (No. 14-1611). Briefing on the appeal was stayed on September 26, 2014, pending the Northern District of Illinois’s resolution of the defendants’ motion to declare the case exceptional.
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
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, including those where an unfavorable outcome is reasonably possible are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for a loss contingency relating to these legal proceedings because unfavorable outcomes are not considered by management to be probable.

Credit Agreement
On January 5, 2009, the Company entered into a Credit Agreement with Union Bank, N.A. in order to further enhance its liquidity in the event of potential acquisitions or other corporate purposes (the "Credit Agreement"). The Credit Agreement was amended on August 16, 2010, July 13, 2012, November 9, 2012 and November 19, 2013. The July 13, 2012 amendment was entered into in connection with the issuance of senior unsecured notes as discussed in Note 8 - Long-Term Debt - and extended the Revolving Credit Commitment Termination Date (as defined in the Credit Agreement) to November 14, 2013. The November 9, 2012 amendment was entered into in connection with the acquisition of Ziff Davis, Inc. as discussed in Note 3 - Business Acquisitions. The November 19, 2013 amendment extended the revolving credit commitment termination date to November 14, 2016 and amended certain definitions and covenants. On November 26, 2014, the Company and Union Bank, N.A. mutually agreed to terminate the Credit Agreement dated January 5, 2009, by and between the Company and Union Bank. The Credit Agreement provided for a $40.0 million revolving line of credit which had never been drawn upon.

Operating Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2024. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments at December 31, 2014 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2015	$9,025
2016	7,737
2017	5,412
2018	4,734
2019	3,251
Thereafter	1,161
Total minimum lease payments	$31,320

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $9.7 million, $7.7 million and $3.2 million, respectively.

Sublease

Total sublease income for the year ended December 31, 2014 was $0.1 million. Total estimated aggregate sublease income to be received in the future is $2.4 million.

Capital Leases

As of December 31, 2014 and 2013, assets held under capital leases are as follows:

	2014	2013
Capital leases	$805	$—
Less: Accumulated depreciation	(440)	—
Total capital leases, net	$365	$—

Future minimum payments at December 31, 2014 under all capital leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Future Payments
Fiscal Year:
2015	$314
2016	77
2017	8
2018	—
2019	—
Thereafter	—
Total minimum lease payments	$399

Depreciation expense under capital leases for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, zero and zero, respectively.

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

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire November 2014 (subsequently extended through October 1, 2015), does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

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

11.	Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$22,074	$22,834	$20,759
State	3,822	2,676	(289)
Foreign	13,977	9,415	11,639
Total current	39,873	34,925	32,109

Deferred:
Federal	(958)	3,678	2,427
State	(5,019)	(235)	314
Foreign	(4,056)	(3,193)	(1,591)
Total deferred	(10,033)	250	1,150
Total provision	$29,840	$35,175	$33,259

A reconciliation of the statutory federal income tax rate with j2 Global's effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	35%	35%	35%
State income taxes, net	0.6	0.3	0.5
Foreign rate differential	(13.8)	(17.9)	(17.4)
Reserve for uncertain tax positions	(2.2)	4.3	4.9
Valuation allowance	2.6	1.9	3.2
IRC Section 199 deductions	(0.5)	(0.5)	(3.4)
Other	(2.5)	1.6	(1.3)
Effective tax rates	19.2%	24.7%	21.5%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$13,774	$9,596
Tax credit carryforwards	14,091	9,233
Accrued expenses	7,114	1,196
Allowance for bad debt	1,132	1,423
Share-based compensation expense	3,632	4,917
Basis difference in fixed assets	—	1,266
Impairment of investments	76	161
Gain on sale of intangible assets	—	123
Deferred revenue	250	812
State taxes	2,333	1,451
Other	789	—
	43,191	30,178
Less: valuation allowance	(11,358)	(8,493)
Total deferred tax assets	$31,833	$21,685

Deferred tax liabilities:
Basis difference in fixed assets	$(5,883)	$—
Basis difference in intangible assets	(51,566)	(47,711)
Prepaid insurance	(420)	(369)
Convertible debt	(26,272)	—
Other	(7,981)	(6,359)
Total deferred tax liabilities	(92,122)	(54,439)
Net deferred tax liabilities	$(60,289)	$(32,754)

The Company had approximately $31.8 million and $21.7 million in deferred tax assets as of December 31, 2014 and 2013, respectively, related primarily to tax credit carryforwards, net operating loss carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2014, the Company had federal net operating loss carryforwards (“NOLs”) of $20.5 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2031. As of December 31, 2014 and 2013, the Company has foreign tax credits of $11.1 million and $7.8 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $11.1 million and $7.7 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2024. In addition, as of December 31, 2014 and 2013, the Company had state research and development tax credits of $2.0 million and $0.9 million, respectively, which last indefinitely. As of December 31, 2014 and 2013, the Company had state enterprise zone tax credits of $0.9 million and $0.5 million, respectively. The state enterprise zone credits expire through the year 2024. j2 Global estimates that all of the state enterprise zone credits will be available for use before their expiration.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid tax payments were $5.8 million and $11.3 million at December 31, 2014 and 2013, respectively.

Uncertain Income Tax Positions

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheets.

As of December 31, 2014, the total amount of unrecognized tax benefits was $34.6 million, of which $32.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2013, the total amount of gross unrecognized tax benefits was $40.9 million, of which $40.9 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2012, the total amount of unrecognized tax benefits was $35.4 million, of which $35.4 million, if recognized would affect the Company's effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2014, 2013 and 2012, is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$40,888	$35,421	$28,366
Increases related to tax positions during a prior year	919	58	1,022
Decreases related to tax positions taken during a prior year	(9,808)	(1,519)	(557)
Increases related to tax positions taken in the current year	3,765	6,928	6,590
Decreases related to expiration of statute of limitations	(1,129)	—	—
Ending balance	$34,635	$40,888	$35,421

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2014, 2013 and 2012, the total amount of interest and penalties accrued was $2.9 million, $3.0 million and $2.3 million, respectively, which is classified as non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty (benefit) expense in 2014, 2013 and 2012 of $(0.1) million, $0.7 million and $0.5 million, respectively.

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

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $436.6 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $79.4 million, $61.0 million and $54.2 million for the year ended December 31, 2014, 2013 and 2012, respectively, and income from foreign operations of $75.8 million, $81.7 million and $100.7 million for the year ended December 31, 2014, 2013 and 2012, respectively.

Income Tax Audits:

The Company is under income tax audit by the U.S. Internal Revenue Service (“IRS”) for tax years 2009 through 2011. The Company has appealed the IRS tax examiner’s decision regarding transfer pricing for tax years 2009 and 2010 to the IRS appeals office, and that process remains on-going.

j2 Global is currently under income tax audit by the California Franchise Tax Board for tax years 2009 through 2011, by the Illinois Department of Revenue for tax years 2008 and 2009, by the New York City Department of Finance for tax years 2009 through 2011 and by the Canada Reserve Agency for tax years 2010 and 2011.

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

Preferred Stock Exchange

In November 2014, the Company provided holders of j2 Series A Stock and j2 Series B Stock an exchange right in which shares may be exchanged for j2 common stock. The exchange right associated with the shares of j2 Series A Stock were immediately exercisable at an exchange ratio of 20.4319 shares of j2 common stock per share of j2 Series A Stock (the "Series A Exchange Ratio"). Both holders of the j2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of j2 common stock. The exchange right associated with the vested shares of the j2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of j2 common stock per share of j2 Series B Stock (the "Series B Exchange Ratio"). Holders of vested j2 Series B Stock exercised this exchange right which resulted in the issuance of 177,573 shares of j2 common stock during fiscal year 2014.

In connection with the exercise of the exchange right and the resulting extinguishment of the Series A, the Company recorded the difference between the carrying value of the Series A and the fair value of the j2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with Series B, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of $0.2 million for the year ended December 31, 2014. The remaining amount of unrecognized incremental fair value will be recognized over the remaining service period.

The Series B Exchange Ratio is adjusted in the event of a subdivision of the outstanding j2 common stock or j2 Series B Stock, a declaration of a dividend payable in shares of j2 common stock or j2 Series B Stock, a declaration of a dividend payable in a form other than shares in an amount that has a material effect on the value of shares of j2 common stock or j2 Series B Stock, a combination or consolidation of the outstanding j2 common stock or j2 Series B Stock into a lesser number of shares of j2 common stock or j2 Series B Stock, respectively, specified changes in control , a recapitalization, a reclassification, or a similar occurrence, the Company shall adjust the Series B Exchange Ratio as it deems appropriate in its sole discretion.

Non-Controlling Interest

Non-controlling interests represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to j2 Global (i.e., minority interests). Non-controlling interests includes prior to the Reorganization described above in Note 9 - Mandatorily Redeemable Financial Instrument, the minority equity holders' proportionate share of the equity of Ziff Davis, Inc.

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

In connection with the Reorganization described above in Note 9 - Mandatorily Redeemable Financial Instrument, the Company acquired all of the minority holders' equity interests in ZD, Inc. As a result, on December 31, 2013, ZD LLC became a wholly-owned subsidiary of j2 Global, Inc. and the non-controlling interest was no longer outstanding.
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (see Note 22 - Subsequent Events - for a discussion regarding the extension of the share repurchase program through February 19, 2016). On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. No shares were repurchased under the share repurchase program for the year ended December 31, 2014 and 2013. Cumulatively at December 31, 2014, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2014, the Company purchased 113,256 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014
May 7, 2014	$0.27	May 19, 2014	June 3, 2014
August 5, 2014	$0.2775	August 18, 2014	September 2, 2014
October 30, 2014	$0.285	November 17, 2014	December 4, 2014

On February 10, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.2925 per share of common stock payable on March 9, 2015 to all stockholders of record as of the close of business on February 23, 2015 (see Note 22 - Subsequent Events). Future dividends will be subject to Board approval.

Treasury Stock

On August 14, 2012, the Company retired all treasury stock (which resulted from prior stock repurchases) on its balance sheet. Accordingly, such treasury stock is zero as of December 31, 2014 and 2013.

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

At December 31, 2014, 2013 and 2012, options to purchase 618,437, 845,198 and 1,132,365 shares of common stock were exercisable under and outside of the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $23.77,$20.35 and $21.94, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	2,087,695	$20.99
Granted	67,000	27.26
Exercised	(357,234)	15.81
Canceled	(32,000)	31.34
Options outstanding at December 31, 2012	1,765,461	$22.08
Granted	—	—
Exercised	(569,204)	23.90
Canceled	(20,600)	21.79
Options outstanding at December 31, 2013	1,175,657	$21.08
Granted	—	—
Exercised	(433,008)	15.70
Canceled	(17,000)	29.85
Options outstanding at December 31, 2014	725,649	$24.29	3.9	$27,362,157
Exercisable at December 31, 2014	618,437	$23.77	3.4	$23,642,294
Vested and expected to vest at December 31, 2014	714,319	$24.24	3.8	$26,975,686

The per share weighted-average grant-date fair value of options granted during the year 2012 was $7.92.

The total intrinsic values of options exercised during the years ended December 31, 2014, 2013 and 2012 were $14.6 million, $11.9 million and $4.5 million, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $3.1 million and $4.7 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $6.6 million, $13.6 million and $5.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $5.2 million, $3.9 million and $1.6 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2014	Weighted Average Exercise Price
$17.19	49,283	4.18 years	$17.19	49,283	$17.19
18.77	128,200	0.67 years	18.77	128,200	18.77
20.91	77,448	3.34 years	20.91	77,448	20.91
21.67 - 21.88	74,420	4.21 years	31.69	74,420	21.69
22.92	98,716	5.35 years	22.92	76,780	22.92
23.11 - 28.52	75,382	4.95 years	26.87	44,382	27.06
29.34	90,700	6.36 years	29.34	54,424	29.34
29.53	22,000	7.17 years	29.53	7,000	29.53
31.07	7,500	6.82 years	31.07	4,500	31.07
32.45	102,000	2.59 years	32.45	102,000	32.45
$17.19 - $32.45	725,649	3.88 years	$24.29	618,437	$23.77

As discussed in Note 12 - Stockholders' Equity, the Company provided holders of j2 Series B Stock an exchange right in which j2 Series B Stock may be exchanged for j2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2014, there were 163,309 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2007 Plan, and no additional shares available for grant under or outside of the 1997 Plan.

As of December 31, 2014, there was $0.8 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 1.42 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.3%, 14.4% and 14.6% as of December 31, 2014, 2013 and 2012, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

Year Ended December 31,
2012
Risk-free interest rate	1.1%
Expected term (in years)	5.7
Dividend yield	3.2%
Expected volatility	41.6%

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$345	$756	$844
Operating expenses:
Sales and marketing	1,944	1,855	1,543
Research, development and engineering	721	434	459
General and administrative	5,898	6,675	6,286
	$8,908	$9,720	$9,132

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company granted 265,601, 729,137 and 390,210 shares of restricted stock and restricted units during the years ended December 31, 2014, 2013 and 2012, respectively, and recognized $7.4 million, $7.1 million and $5.2 million, respectively of related compensation expense. As of December 31, 2014, the Company had unrecognized share-based compensation cost of $24.1 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.0 years for awards and 3.5 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $8.5 million, $6.4 million and $4.3 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $5.0 million, $1.4 million and $0.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million for the year ended December 31, 2014.

Restricted stock award activity for the years ended December 31, 2014 and 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	690,762	13.57
Vested	(296,966)	21.46
Canceled	(43,900)	24.46
Nonvested at December 31, 2013	1,178,371	$17.86
Granted	226,864	45.66
Vested	(546,115)	15.63
Canceled	(45,070)	35.55
Nonvested at December 31, 2014	814,050	$26.57

Restricted stock unit activity for the years ended December 31, 2014 and 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	115,466
Granted	38,375
Vested	(11,116)
Canceled	(33,000)
Outstanding at December 31, 2013	109,725
Granted	38,737
Vested	(19,598)
Canceled	(25,940)
Outstanding at December 31, 2014	102,924	2.1	$6,381,288
Vested and expected to vest at December 31, 2014	79,445	1.9	$4,925,584

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

ZD, Inc. granted 13,035,000 shares of restricted stock during the year ended December 31, 2013 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5 year period. Based upon the terms of the Ziff Davis Series A Stock discussed in Note 9 - Mandatorily Redeemable Financial Instrument, the Company determined at the relevant grant date that the fair value of the ZD, Inc. restricted stock was zero. Accordingly, no compensation expense was recorded for the ZD, Inc. restricted stock for the year ended December 31, 2013.

In connection with the December 31, 2013 reorganization of ZD, Inc. into Ziff Davis, LLC, the Company acquired all of the minority holders' equity interests in ZD, Inc. As a result, on December 31, 2013, Ziff Davis LLC became a wholly-owned subsidiary of j2 Global, Inc. No further securities are issuable under the Ziff Davis Plan.
Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2014, 2013 and 2012, 5,735, 5,402 and 5,797 shares, respectively were purchased under the Purchase Plan at price ranging from $51.38 to $43.08 per share during 2014. As of December 31, 2014, 1,634,464 shares were available under the Purchase Plan for future issuance.

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

December 31, 2014 and 2013, the Company accrued $0.2 million and $0.1 million, respectively, for contributions to the 401(k) Savings Plans.

15.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$107,522	$121,580
Net income available to participating securities (a)	(2,590)	(2,105)	(2,075)
Net income available to j2 Global, Inc. common shareholders	121,746	105,417	119,505
Denominator:
Weighted-average outstanding shares of common stock	46,778,015	45,548,767	45,459,712
Dilutive effect of:
Equity incentive plans	328,523	591,252	321,946
Common stock and common stock equivalents	47,106,538	46,140,019	45,781,658
Net income per share:
Basic	$2.60	$2.31	$2.63
Diluted	$2.58	$2.28	$2.61

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2014, 2013 and 2012, there were zero, zero and 527,319 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue by segment:
Business Cloud Services	$431,475	$390,104	$361,684
Digital Media	167,814	131,146	9,712
Elimination of inter-segment revenues	(259)	(449)	—
Total revenue	599,030	520,801	371,396

Direct costs by segment(1):
Business Cloud Services	241,592	191,169	174,324
Digital Media	137,321	124,413	6,823
Direct costs by segment(1):	378,913	315,582	181,147

Business Cloud Services operating income	189,883	198,935	187,360
Digital Media operating income	30,493	6,733	2,889
Segment operating income	220,376	205,668	190,249

Global operating costs(2)	34,170	30,245	28,087
Income from operations	$186,206	$175,423	$162,162

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

	2014	2013
Assets:
Business Cloud Services	$883,587	$818,722
Digital Media	378,381	333,286
Total assets from reportable segments	1,261,968	1,152,008
Corporate	443,234	1,781
Total assets	$1,705,202	$1,153,789

	2014	2013	2012
Capital expenditures:
Business Cloud Services	$6,639	$10,979	$4,240
Digital Media	4,920	6,635	380
Total from reportable segments	$11,559	$17,614	$4,620
Corporate	270	1,013	441
Total capital expenditures	$11,829	$18,627	$5,061

Depreciation and amortization:
Business Cloud Services	$39,699	$24,148	$20,473
Digital Media	22,483	14,963	1,167
Total from reportable segments	62,182	39,111	21,640
Corporate	771	677	512
Total depreciation and amortization	$62,953	$39,788	$22,152

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$403,279	$369,507	$233,585
Canada	70,434	73,130	79,656
Ireland	42,979	41,398	41,248
All other countries	82,338	36,766	16,907
Total	$599,030	$520,801	$371,396

	December 31, 2014	December 31, 2013
Long-lived assets:
United States	$216,099	$170,247
All other countries	101,107	51,675
Total	$317,206	$221,922

17.	Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions did not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, Inc.’s ability to pay dividends to j2 Global, Inc.
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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2014
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	226,790	36,810	170,063	—	433,663
Short-term investments	47,880	48,261	65	—	96,206
Accounts receivable, net	—	11,167	80,532	—	91,699
Prepaid expenses and other current assets	776	12,689	9,137	—	22,602
Deferred income taxes	1,271	—	742	—	2,013
Intercompany receivable	110,000	74,938	1,428	(186,366)	—
Total current assets	386,717	183,865	261,967	(186,366)	646,183
Long-term investments	55,452	5,056	—	—	60,508
Property and equipment, net	—	8,011	30,206	—	38,217
Trade names, net	—	10,231	95,320	—	105,551
Patent and patent licenses, net	—	886	24,041	—	24,927
Customer relationships, net	—	2,206	161,560	—	163,766
Goodwill	—	52,131	583,544	—	635,675
Other purchased intangibles, net	—	4,276	13,280	—	17,556
Investment in subsidiaries	826,289	900,681	8,716	(1,735,686)	—
Other assets	9,328	1,368	2,123	—	12,819
Total assets	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	2,834	28,414	64,062	—	95,310
Deferred revenue	—	23,091	40,366	—	63,457
Deferred income taxes	—	—	342	—	342
Capital lease, current	—	—	258	—	258
Intercompany payable	76,366	—	110,000	(186,366)	—
Total current liabilities	79,200	51,505	215,028	(186,366)	159,367

Long-term debt	347,163	246,187	—	—	593,350
Capital lease, non-current	—	—	141	—	141
Liability for uncertain tax positions	—	37,551	—	—	37,551
Deferred income taxes	21,728	(1,837)	42,069	—	61,960
Deferred revenue, non-current	—	8,187	1,995	—	10,182
Other long-term liabilities	744	829	20,843	—	22,416
Total liabilities	448,835	342,422	280,076	(186,366)	884,967
Common stock, $0.01 par value	474	—	—	—	474
Additional paid-in capital	273,304	232,340	421,676	(654,016)	273,304
Retained earnings	555,158	584,591	495,505	(1,081,670)	553,584
Accumulated other comprehensive income (loss)	15	9,358	(16,500)	—	(7,127)
Total stockholders’ equity	828,951	826,289	900,681	(1,735,686)	820,235
Total liabilities and stockholders’ equity	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2013
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	—	34,406	173,395	—	207,801
Short-term investments	—	67,848	22,941	—	90,789
Accounts receivable, net	—	11,541	55,704	—	67,245
Prepaid expenses and other current assets	—	16,662	3,402	—	20,064
Deferred income taxes	—	—	3,126	—	3,126
Intercompany receivable	—	4,433	—	(4,433)	—
Total current assets	—	134,890	258,568	(4,433)	389,025
Long-term investments	—	47,351	—	—	47,351
Property and equipment, net	—	11,232	19,968	—	31,200
Trade names, net	—	12,119	70,989	—	83,108
Patent and patent licenses, net	—	15,107	13,423	—	28,530
Customer relationships, net	—	6,125	94,855	—	100,980
Goodwill	—	86,025	371,397	—	457,422
Other purchased intangibles, net	—	5,306	5,609	—	10,915
Investment in subsidiaries	—	741,843	—	(741,843)	—
Deferred income taxes	—	202	1,643	—	1,845
Other assets	—	1,578	1,835	—	3,413
Total assets	$—	$1,061,778	$838,287	$(746,276)	$1,153,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	—	29,419	40,151	—	69,570
Income taxes payable	—	—	1,569	—	1,569
Deferred revenue	—	23,762	12,564	—	36,326
Liability for uncertain tax positions	—	5,532	3	—	5,535
Deferred income taxes	—	906	986	—	1,892
Intercompany payable	—	—	4,433	(4,433)	—

Total current liabilities	—	59,619	59,706	(4,433)	114,892
Long-term debt	—	245,670	—	—	245,670
Liability for uncertain tax positions	—	38,329	—	—	38,329
Deferred income taxes	—	—	35,833	—	35,833
Deferred revenue, non-current	—	10,753	436	—	11,189
Other long-term liabilities	—	989	469	—	1,458
Total liabilities	—	355,360	96,444	(4,433)	447,371
Common stock, $0.01 par value	—	461	34	(34)	461
Additional paid-in capital - common	—	216,872	326,983	(326,983)	216,872
Retained earnings	—	482,540	417,136	(414,826)	484,850
Accumulated other comprehensive loss	—	6,545	(2,310)	—	4,235
Total stockholders’ equity	—	706,418	741,843	(741,843)	706,418
Total liabilities and stockholders’ equity	$—	$1,061,778	$838,287	$(746,276)	$1,153,789

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2014
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$227,860	$412,217	$(41,047)	$599,030

Cost of revenues	—	51,391	95,386	(40,788)	105,989
Gross profit	—	176,469	316,831	(259)	493,041
Operating expenses:
Sales and marketing	—	36,414	105,812	(259)	141,967
Research, development and engineering	—	14,055	16,625	—	30,680
General and administrative	6,401	30,300	97,487	—	134,188
Total operating expenses	6,401	80,769	219,924	(259)	306,835
Income from operations	(6,401)	95,700	96,907	—	186,206
Equity earnings in Subsidiaries	135,838	77,051	—	(212,889)	—
Interest expense (income), net	10,442	20,478	284	—	31,204
Other expense (income), net	(23)	141	(283)	—	(165)
Income before income taxes	119,018	152,132	96,906	(212,889)	155,167
Income tax expense	(6,309)	16,294	19,855	—	29,840
Net income	125,327	135,838	77,051	(212,889)	125,327
Less net loss attributable to noncontrolling interest	—	—	—	—	—
Less extinguishment of Series A preferred stock	(991)	—	—	—	(991)
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$135,838	$77,051	$(212,889)	$124,336

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2013
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$255,413	$369,079	$(103,691)	$520,801

Cost of revenues	—	84,655	105,480	(103,242)	86,893
Gross profit	—	170,758	263,599	(449)	433,908
Operating expenses:
Sales and marketing	—	41,555	90,211	(449)	131,317
Research, development and engineering	—	12,977	12,508	—	25,485
General and administrative	—	37,634	64,049	—	101,683
Total operating expenses	—	92,166	166,768	(449)	258,485
Income from operations	—	78,592	96,831	—	175,423
Equity earnings in Subsidiaries	—	61,551	—	(61,551)	—
Interest expense (income), net	—	9,292	11,962	—	21,254
Other expense (income), net	—	(369)	11,841	—	11,472
Income before income taxes	—	131,220	73,028	(61,551)	142,697
Income tax expense	—	23,698	11,477	—	35,175
Net income	—	107,522	61,551	(61,551)	107,522
Less net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	$—	$107,522	$61,551	$(61,551)	$107,522

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2012
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$222,203	$206,045	$(56,852)	$371,396

Cost of revenues	—	85,826	38,039	(56,852)	67,013
Gross profit	—	136,377	168,006	—	304,383
Operating expenses:
Sales and marketing	—	35,677	27,148	—	62,825
Research, development and engineering	—	11,878	6,746	—	18,624
General and administrative	—	35,558	25,214	—	60,772
Total operating expenses	—	83,113	59,108	—	142,221
Income from operations	—	53,264	108,898	—	162,162
Equity earnings in Subsidiaries	—	91,539	—	(91,539)	—
Interest expense (income), net	—	3,911	3,739	—	7,650
Other expense (income), net	—	(168)	(242)	—	(410)
Income before income taxes	—	141,060	105,401	(91,539)	154,922
Income tax expense	—	19,480	13,779	—	33,259
Net income	—	121,580	91,622	(91,539)	121,663
Less net loss attributable to noncontrolling interest	—	—	83	—	83
Net income attributable to j2 Global, Inc. common shareholders	$—	$121,580	$91,539	$(91,539)	$121,580

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$125,327	$135,838	$77,051	$(212,889)	$125,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(478)	(14,216)	—	(14,694)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	15	3,307	10	—	3,332
Other comprehensive income (loss), net of tax	15	2,829	(14,206)	—	(11,362)
Comprehensive income (loss)	$125,342	$138,667	$62,845	$(212,889)	$113,965
Net loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to j2 Global, Inc.	$125,342	$138,667	$62,845	$(212,889)	$113,965

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2013
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$107,522	$61,551	$(61,551)	$107,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(43)	121	—	78
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	4,249	(4)	—	4,245
Other comprehensive income, net of tax	—	4,206	117	—	4,323
Comprehensive income	$—	$111,728	$61,668	$(61,551)	$111,845
Net loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to j2 Global, Inc.	$—	$111,728	$61,668	$(61,551)	$111,845

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2012
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$121,580	$91,622	$(91,539)	$121,663
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	521	914	—	1,435
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	1,960	(6)	—	1,954
Other comprehensive income, net of tax	—	2,481	908	—	3,389
Comprehensive income	—	124,061	92,530	(91,539)	125,052
Net loss attributable to noncontrolling interest	—	—	83	—	83
Comprehensive income attributable to j2 Global, Inc.	$—	$124,061	$92,447	$(91,539)	$124,969

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$125,327	$135,838	$77,051	$(212,889)	$125,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	6,047	56,906	—	62,953
Accretion and amortization of discount and premium of investments	392	722	220	—	1,334
Amortization of financing costs and discounts	4,297	748	—	—	5,045
Share-based compensation	2,353	5,325	1,230	—	8,908
Excess tax benefits from share-based compensation	(86)	(4,803)	(623)	—	(5,512)
Provision for doubtful accounts	—	2,114	2,588	—	4,702
Equity earnings in subsidiaries	(135,838)	(77,051)	—	212,889	—
Deferred income taxes	(1,392)	(5,767)	(2,874)	—	(10,033)
(Gain) Loss on disposal of fixed assets	—	—	—	—	—
(Gain) loss on available-for-sale investment	26	(58)	(58)		(90)
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	—	(2,490)	(8,588)	—	(11,078)
Prepaid expenses and other current assets	(776)	(8,757)	6,321	—	(3,212)
Other assets	—	—	(42)	—	(42)
Increase (decrease) in:
Accounts payable and accrued expenses	2,835	(1,173)	(7,109)	—	(5,447)
Income taxes payable	2,055	17,384	(8,642)	—	10,797
Deferred revenue	—	(2,067)	1,356	—	(711)

Liability for uncertain tax positions	—	(6,311)	(2)	—	(6,313)
Other long-term liabilities	742	(157)	18	—	603
Net cash (used in) provided by operating activities	(65)	59,544	117,752	—	177,231
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Purchase of certificates of deposit	—	—	(65)	—	(65)
Sales of available-for-sale investments	40,211	53,563	16,589	—	110,363
Purchase of available-for-sale investments	(81,061)	(57,391)	—	—	(138,452)
Purchases of property and equipment	—	(2,866)	(8,963)	—	(11,829)
Proceeds from sale of assets	—	608	—	—	608
Acquisition of businesses, net of cash received	—	(2,083)	(243,195)	—	(245,278)
Purchases of intangible assets	—	(2,949)	(2,387)	—	(5,336)
Investment in subsidiaries	—	(23,821)	—	23,821	—
Net cash (used in) provided by investing activities	(40,850)	(26,729)	(231,711)	23,821	(275,469)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance cost	(11,991)	—	—	—	(11,991)
Repurchases of common and restricted stock	(930)	(4,733)	—	—	(5,663)
Issuance of common stock under employee stock purchase plan	142	123	—	—	265
Exercise of stock options	1,374	5,193	54	—	6,621
Mandatorily redeemable preferred stock	—	—	—	—	—
Dividends paid	(26,967)	(25,302)	—	—	(52,269)
Excess tax benefits from share-based compensation	86	4,803	623	—	5,512
Deferred payments for acquisitions	—	—	(16,512)	—	(16,512)
Other	—	—	(933)	—	(933)
Intercompany	(96,509)	(10,495)	130,825	(23,821)	—
Net cash (used in) provided by financing activities	267,705	(30,411)	114,057	(23,821)	327,530

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,430)	—	(3,430)
Net change in cash and cash equivalents	226,790	2,404	(3,332)	—	225,862
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$226,790	$36,810	$170,063	$—	$433,663

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$—	$107,522	$61,551	$(61,551)	$107,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	9,201	30,587	—	39,788
Accretion and amortization of discount and premium of investments	—	1,273	523	—	1,796
Amortization of financing costs and discounts	—	613	—	—	613
Share-based compensation	—	9,720	—	—	9,720
Excess tax benefits from share-based compensation	—	(2,695)	—	—	(2,695)
Provision for doubtful accounts	—	1,219	1,916	—	3,135
Equity earnings in subsidiaries	—	(61,551)	—	61,551	—
Deferred income taxes	—	(495)	745	—	250
(Gain) Loss on disposal of fixed assets	—	—	8	—	8
(Gain) loss on available-for-sale investment	—	(51)	117		66
Loss on extinguishment of debt and related interest expense	—	—	14,437	—	14,437
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	—	(1,656)	(7,932)	—	(9,588)
Prepaid expenses and other current assets	—	784	(635)	—	149
Other assets	—	(57)	225	—	168
Increase (decrease) in:
Accounts payable and accrued expenses	—	(124)	9,250	—	9,126
Income taxes payable	—	(923)	1,590	—	667

Deferred revenue	—	13,415	(1,047)	—	12,368
Liability for uncertain tax positions	—	6,184	2	—	6,186
Other long-term liabilities	—	(88)	(304)	—	(392)
Net cash provided by operating activities	—	82,291	111,033	—	193,324
Cash flows from investing activities:
Maturity of certificates of deposit	—	30,270	12,345	—	42,615
Purchase of certificates of deposit	—	(16,375)	(5,696)	—	(22,071)
Sales of available-for-sale investments	—	124,745	15,381	—	140,126
Purchase of available-for-sale investments	—	(149,748)	(19,153)	—	(168,901)
Purchases of property and equipment	—	(6,223)	(12,404)	—	(18,627)
Proceeds from sale of assets	—	1	—	—	1
Acquisition of businesses, net of cash received	—	(4,043)	(122,298)	—	(126,341)
Purchases of intangible assets	—	(3,034)	(11,166)	—	(14,200)
Investment in subsidiaries	—	(14,920)	—	14,920	—
Other	—	3,281	(3,281)	—	—
Net cash (used in) provided by investing activities	—	(36,046)	(146,272)	14,920	(167,398)
Cash flows from financing activities:
Issuance of long-term debt	—	—	—	—	—
Debt issuance costs	—	(47)	—	—	(47)
Repurchases of common stock and restricted stock	—	(4,587)	—	—	(4,587)
Issuance of common stock under employee stock purchase plan	—	213	—	—	213
Exercise of stock options	—	13,604	—	—	13,604
Mandatorily redeemable preferred stock	—	—	—		—
Dividends paid	—	(45,134)	—	—	(45,134)
Excess tax benefits from share-based compensation	—	2,695	—	—	2,695
Deferred payments for acquisitions	—	—	—	—	—
Other	—	—	(2,437)	—	(2,437)
Intercompany	—	(55,295)	70,215	(14,920)	—
Net cash (used in) provided by financing activities	—	(88,551)	67,778	(14,920)	(35,693)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,112)	—	(1,112)
Net change in cash and cash equivalents	—	(42,306)	31,427	—	(10,879)
Cash and cash equivalents at beginning of period	—	76,712	141,968	—	218,680
Cash and cash equivalents at end of period	$—	$34,406	$173,395	$—	$207,801

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Cash flows from operating activities:
Net income	$—	$121,580	$91,622	$(91,539)	$121,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	8,590	13,574	—	22,164
Accretion and amortization of discount and premium of investments	—	1,461	142	—	1,603
Amortization of financing costs and discounts	—	249	—	—	249
Share-based compensation	—	9,132	—	—	9,132
Excess tax benefits from share-based compensation	—	(961)	—	—	(961)
Provision for doubtful accounts	—	293	3,996	—	4,289
Equity earnings in subsidiaries	—	(91,539)	—	91,539	—
Deferred income taxes	—	4,839	(3,689)	—	1,150
(Gain) Loss on disposal of fixed assets	—	54	—	—	54
(Gain) loss on available-for-sale investment	—	(266)	—		(266)
Loss on extinguishment of debt and related interest expense	—	—	—	—	—
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	—	(822)	(4,595)	—	(5,417)
Prepaid expenses and other current assets	—	(1,265)	(763)	—	(2,028)
Other assets	—	123	(366)		(243)
Increase (decrease) in:
Accounts payable and accrued expenses	—	10,599	(5,461)	—	5,138
Income taxes payable	—	2,193	1,946	—	4,139

Deferred revenue	—	878	734	—	1,612
Liability for uncertain tax positions	—	7,601	—	—	7,601
Other long-term liabilities	—	99	(67)	—	32
Net cash provided by operating activities	—	72,838	97,073	—	169,911
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,000	—	—	8,000
Purchase of certificates of deposit	—	(22,106)	(12,567)	—	(34,673)
Sales of available-for-sale investments	—	138,709	—	—	138,709
Purchase of available-for-sale investments	—	(139,087)	(12,902)	—	(151,989)
Purchases of property and equipment	—	(2,677)	(2,384)	—	(5,061)
Proceeds from sale of assets	—	136	20	—	156
Acquisition of businesses, net of cash received	—	(1,811)	(196,530)	—	(198,341)
Purchases of intangible assets	—	(4,433)	(1,862)	—	(6,295)
Investment in subsidiaries	—	(171,562)	—	171,562	—
Other	—	—	—	—	—
Net cash (used in) provided by investing activities	—	(194,831)	(226,225)	171,562	(249,494)
Cash flows from financing activities:
Issuance of long-term debt	—	245,000	—	—	245,000
Debt issuance cost	—	(1,384)	—	—	(1,384)
Repurchases of common and restricted stock	—	(60,282)	—	—	(60,282)
Issuance of common stock under employee stock purchase plan	—	157	—	—	157
Exercise of stock options	—	5,646	—		5,646
Mandatorily redeemable preferred stock	—	—	8,557	—	8,557
Dividends paid	—	(40,263)	—	—	(40,263)
Excess tax benefits from share-based compensation	—	961	—	—	961
Deferred payments for acquisitions	—	—	—	—	—
Other	—	—	—	—	—
Intercompany	—	3,746	167,816	(171,562)	—
Net cash (used in) provided by financing activities	—	153,581	176,373	(171,562)	158,392

Effect of exchange rate changes on cash and cash equivalents	—	—	512	—	512
Net change in cash and cash equivalents	—	31,588	47,733	—	79,321
Cash and cash equivalents at beginning of period	—	45,124	94,235	—	139,359
Cash and cash equivalents at end of period	$—	$76,712	$141,968	$—	$218,680

18.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2014, 2013 and 2012 was $26.6 million, $21.1 million and $0.4 million, respectively, substantially all of which related to interest on outstanding debt, foreign taxes and interest on settled acquisition holdback.

Cash paid for income taxes net of refunds received was $49.5 million, $28.3 million and $20.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company acquired property and equipment for $0.6 million, $0.9 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2014, 2013 and 2012, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $10.2 million, $7.1 million and $3.3 million, respectively.

Included in the purchase prices of the acquisitions closed during the years ended December 31, 2014, 2013 and 2012 were contingent holdbacks of $45.3 million, $7.0 million and $2.5 million, respectively. These are recorded as current accrued expenses or other long-term liabilities with a maturity equal to the expected holdback release date.

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

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2013	$1,811	$(1,899)	$(88)
Other comprehensive income (loss) before reclassifications	4,236	(10)	4,226
Amounts reclassified from accumulated other comprehensive income	9	88	97
Net increase in other comprehensive income	4,245	78	4,323
Balance as of December 31, 2013	$6,056	$(1,821)	$4,235
Other comprehensive income (loss) before reclassifications	3,346	(14,694)	(11,348)
Amounts reclassified from accumulated other comprehensive income	(14)	—	(14)
Net increase (decrease) in other comprehensive income	3,332	(14,694)	(11,362)
Balance as of December 31, 2014	$9,388	$(16,515)	$(7,127)

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31, 2013	Year Ended December 31, 2014
Cumulative translation adjustment	$116	$—	Other expense (income), net
	116	—	Total, before income taxes
	(28)	—	Income tax expense (benefit)
	$88	$—	Total, net of tax

Unrealized gain (loss) on available-for-sale investments	$14	$(23)	Other expense (income), net
	14	(23)	Total, before income taxes
	(5)	9	Income tax expense (benefit)
	9	(14)	Total, net of tax
Total reclassifications for the period	$97	$(14)	Total, net of tax

20.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2014 and 2013 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$167,144	$153,018	$144,744	$134,124
Gross profit	138,145	124,974	119,186	110,736
Net income	32,754	28,759	35,049	28,765
Net income attributable to j2 Global, Inc. common shareholders	31,763	28,759	35,049	28,765
Net income per common share:
Basic	$0.66	$0.60	$0.73	$0.61
Diluted	$0.66	$0.60	$0.73	$0.60
Weighted average shares outstanding
Basic	47,146,503	46,845,477	46,745,596	46,365,158
Diluted	47,468,841	47,163,912	47,067,767	46,765,732

	Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$138,035	$127,788	$141,361	$113,617
Gross profit	115,857	105,987	118,682	93,382
Net income	20,754	27,806	36,040	22,922
Net income attributable to j2 Global, Inc. common shareholders	20,754	27,806	36,040	22,922
Net income per common share:
Basic	$0.45	$0.60	$0.78	$0.50
Diluted	$0.44	$0.59	$0.77	$0.49
Weighted average shares outstanding
Basic	45,867,769	45,729,171	45,428,230	45,160,140
Diluted	46,382,363	46,291,631	46,018,245	45,668,167

21.	Unrestricted Subsidiaries (unaudited)

As of December 31, 2013, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

Ziff Davis, LLC and subsidiaries.
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company's consolidated financial statements.

As required by the indenture governing j2 Cloud Services' Senior Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented. Accordingly, the Company is presenting the following tables.

The consolidated financial position of the Unrestricted Subsidiaries as of December 31, 2014 is as follows (in thousands):

December 31, 2014
ASSETS
Cash and cash equivalents	$27,944
Accounts receivable	57,005
Prepaid expenses and other current assets	2,986
Deferred income taxes	5,292
Total current assets	93,227
Property and equipment, net	12,834
Trade names, net	70,310
Patent and patent licenses, net	24,007
Customer relationships, net	55,925
Goodwill	245,613
Other purchased intangibles, net	8,901
Deferred income taxes	—
Other assets	1,706
Total assets	$512,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$40,296
Income taxes payable	316
Deferred revenue	5,277
Total current liabilities	45,889
Long-term debt	110,000
Deferred income taxes	17,397
Other long-term liabilities	16,243
Mandatorily redeemable financial instrument	—
Total liabilities	189,529
Additional paid-in capital	317,932
Retained earnings	6,051
Accumulated other comprehensive loss	(989)
Total stockholders’ equity	322,994
Total equity	322,994
Total liabilities and stockholders’ equity	$512,523

The consolidated results of operations of the Unrestricted Subsidiaries for the year ended December 31, 2014 is as follows (in thousands):

Year Ended December 31,
2014
Revenues	$169,065

Cost of revenues	19,028
Gross profit	150,037
Operating expenses:
Sales and marketing	68,057
Research, development and engineering	5,485
General and administrative	52,768
Total operating expenses	126,310
Income from operations	23,727
Other income (expenses):
Interest expense (income), net	821
Other expense (income), net	347
Income before income taxes	22,559
Income tax (benefit) expense	4,883
Net income	17,676
Less net income attributable to noncontrolling interest	—
Net income attributable to common stockholders	$17,676

22.	Subsequent Events

On February 10, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.2925 per share of common stock payable on March 9, 2015 to all stockholders of record as of the close of business on February 23, 2015. In addition, the Company's Board of Directors extended the Company's share repurchase program set to expire February 20, 2015 to February 19, 2016. Finally, on February 10, 2015, the Company's Board of Directors appointed Jon Miller as a director, effective immediately.

On February 11, 2015, in a cash transaction, the Company acquired Firstway Digital Limited, an Ireland global provider of digital fax services.

On February 13, 2015, in a cash transaction, the Company acquired certain assets of inHouseIT, Inc. (d/b/a Nuvotera), a California based provider of email security services.

On February 19, 2015, in a cash transaction, the Company acquired certain assets of EmailDirect, a California-based provider of email marketing services.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, j2 Global’s management, with the participation of Nehemia Zucker, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Zucker and Mr. Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2014. Our internal controls over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J2 Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, j2 Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of j2 Global, Inc. as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
March 2, 2015

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2014 Proxy Statement”) for the 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2014 Proxy Statement.

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

Exhibit No. Exhibit Title
2.1     Agreement and Plan of Merger, dated June 10, 2014, by and among j2 Global, Inc., j2 Global Holdings, Inc. and j2 Cloud Services, Inc. (17)
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
3.1.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (3)
3.1.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation (6)
3.1.5 Certificate of Amendment to Amended and Restated Certificate of Incorporation (8)
3.1.6 Certificate of Ownership and Merger (12)
3.1.7    Certificate of Designation of Series A Preferred Stock (16)
3.1.8    Certificate of Designation of Series B Preferred Stock (16)
3.1.9    Amended and Restated Certificate of Incorporation of j2 Global, Inc. (17)
3.2 Amended and Restated By-laws (14)
3.2.1    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of j2 Global Holdings, Inc. (17)
4.1 Specimen of Common Stock Certificate (12)
4.1.1     Bylaws of j2 Global, Inc. (17)
4.2 Indenture dated as of July 26, 2012 (13)
4.2.1    Indenture, dated June 10, 2014 (18)
4.3 Registration Rights Agreement (13)
4.3.1    First Supplemental Indenture, dated June 17, 2014 (19)
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
Boardrush LLC (Boardrush Media LLC), Jaye Muller, John F. Rieley, Nehemia Zucker and
Anand Narasimhan (1)
10.8          Credit Agreement dated as of January 5, 2009 with Union Bank N.A (10)
10.8.1          Amendment No. 1 dated August 16, 2010 to the Credit Agreement dated January 5, 2009 with Union
Bank N.A. (11)
10.8.2    Amendment No. 4 dated November 19, 2013 to the Credit Agreement dated January 5, 2009 with Union          Bank N.A. (15)
21          List of subsidiaries of j2 Global, Inc.
23.1          Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
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
(13) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
(14) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on December 19, 2012.
(15) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on November 25, 2013.
(16) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on January 3, 2014.
(17) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(18) Incorporated by reference to j2 Global’s Registration Statement on Form S-3ASR filed with the Commission on June 10, 2014, Registration No. 333-196640.
(19) Incorporated by reference to j2 Global's Current Report on Form 8-K filed with the Commission on June 17, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

j2 Global, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 2, 2015.

Signature	Title

/s/ NEHEMIA ZUCKER	Chief Executive Officer (Principal Executive Officer)
Nehemia Zucker

/s/ R. SCOTT TURICCHI	Chief Financial Officer (Principal Financial Officer)
R. Scott Turicchi

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ JON MILLER	Director
Jon Miller

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts	4,105	4,702	(5,122)	3,685
Deferred tax asset valuation allowance	8,493	4,381	(1,516)	11,358
Year Ended December 31, 2013:
Allowance for doubtful accounts	3,213	3,134	(2,242)	4,105
Deferred tax asset valuation allowance	5,918	3,661	(1,086)	8,493
Year Ended December 31, 2012:
Allowance for doubtful accounts	3,404	4,289	(4,480)	3,213
Deferred tax asset valuation allowance	515	5,536	(133)	5,918

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.