Form 10-Q
period 2015-03-31
J2 GLOBAL, INC.
filed 2015-05-11
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, the registrant had 48,206,638 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED MARCH 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$392,017	$433,663
Short-term investments	85,759	96,206
Accounts receivable, net of allowances of $3,802 and $3,685, respectively	82,572	91,699
Prepaid expenses and other current assets	24,611	22,602
Deferred income taxes	2,146	2,013
Total current assets	587,105	646,183
Long-term investments	61,718	60,508
Property and equipment, net	36,618	38,217
Trade names, net	105,854	105,551
Patent and patent licenses, net	22,968	24,927
Customer relationships, net	184,328	163,766
Goodwill	669,374	635,675
Other purchased intangibles, net	16,146	17,556
Other assets	14,125	12,819
Total assets	$1,698,236	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$81,008	$95,310
Income taxes payable	2,959	—
Deferred revenue, current	73,278	63,457
Capital lease, current	441	258
Deferred income taxes	185	342
Total current liabilities	157,871	159,367
Long-term debt	595,266	593,350
Capital lease, non-current	66	141
Liability for uncertain tax positions	40,145	37,551
Deferred income taxes	63,109	61,960
Deferred revenue, non-current	8,905	10,182
Other long-term liabilities	17,915	22,416
Total liabilities	883,277	884,967
Commitments and contingencies
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,435,192 and 47,409,514 shares, respectively	474	474
Additional paid-in capital	275,420	273,304
Retained earnings	561,049	553,584
Accumulated other comprehensive loss	(21,984)	(7,127)
Total stockholders’ equity	814,959	820,235
Total liabilities and stockholders’ equity	$1,698,236	$1,705,202

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Total revenues	$161,253	$134,124

Cost of revenues (including share-based compensation of $83 and $154 for the three months of 2015 and 2014, respectively)	28,186	23,388
Gross profit	133,067	110,736
Operating expenses:
Sales and marketing (including share-based compensation of $584 and $491 for the three months of 2015 and 2014, respectively)	37,590	32,959
Research, development and engineering (including share-based compensation of $194 and $140 for the three months of 2015 and 2014, respectively)	8,447	7,213
General and administrative (including share-based compensation of $2,143 and $1,599 for the three months of 2015 and 2014, respectively)	46,500	28,979
Total operating expenses	92,537	69,151
Income from operations	40,530	41,585
Interest expense (income), net	10,313	4,948
Other expense (income), net	(784)	(319)
Income before income taxes	31,001	36,956
Income tax expense	9,124	8,191
Net income	$21,877	$28,765

Net income per common share:
Basic	$0.45	$0.61
Diluted	$0.45	$0.60
Weighted average shares outstanding:
Basic	47,422,396	46,365,158
Diluted	47,766,088	46,765,732
Cash dividends paid per common share	$0.2925	$0.2625

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$21,877	$28,765
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of zero and $201 for three months of 2015 and 2014, respectively	(15,237)	837
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $177 and ($1,529) for the three months of 2015 and 2014, respectively	380	(2,640)
Other comprehensive loss, net of tax	(14,857)	(1,803)
Comprehensive income	$7,020	$26,962

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS

(Unaudited, in thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$21,877	$28,765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,287	13,137
Accretion and amortization of discount and premium of investments	273	352
Amortization of financing costs and discounts	2,222	162
Share-based compensation	3,004	2,384
Excess tax benefits from share-based compensation	(334)	(4,082)
Provision for doubtful accounts	1,610	732
Deferred income taxes	(494)	(211)
Gain on sale of available-for-sale investments	(24)	(40)
Decrease (increase) in:
Accounts receivable	9,254	8,452
Prepaid expenses and other current assets	(4)	(1,657)
Other assets	25	147
(Decrease) increase in:
Accounts payable and accrued expenses	(12,902)	(16,228)
Income taxes payable	(1,283)	4,723
Deferred revenue	(1,340)	205
Liability for uncertain tax positions	2,595	351
Other long-term liabilities	(50)	102
Net cash provided by operating activities	45,716	37,294
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210
Maturity of available-for-sale investments	28,994	29,705
Purchase of available-for-sale investments	(19,819)	(11,213)
Purchases of property and equipment	(2,956)	(2,936)
Acquisition of businesses, net of cash received	(72,215)	(49,068)
Purchases of intangible assets	(327)	(915)
Net cash used in investing activities	(66,323)	(26,217)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(705)	(4,042)
Issuance of common stock under employee stock purchase plan	61	55
Exercise of stock options	65	4,926
Dividends paid	(14,110)	(12,418)
Excess tax benefits from share-based compensation	334	4,082
Deferred payments for acquisitions	(2,356)	(3,314)
Other	(50)	—
Net cash used in financing activities	(16,761)	(10,711)
Effect of exchange rate changes on cash and cash equivalents	(4,278)	(99)
Net change in cash and cash equivalents	(41,646)	267
Cash and cash equivalents at beginning of period	433,663	207,801
Cash and cash equivalents at end of period	$392,017	$208,068

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect, which is primarily focused on our DID-based voice and fax services. The Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned and less-than-wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that that disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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
Further information related to the merger and the Holding Company Reorganization is contained in the Agreement and Plan of Merger set forth as an exhibit to the Form 8-K filed with the SEC on June 10, 2014.

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

Fair Value Measurements

As of March 31, 2015 and December 31, 2014, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amounts are immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

Contingent Consideration

j2 Global measures contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs and such liabilities are classified within Level 3 of the fair value hierarchy (see Note 5 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation, if any. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. If the amount paid that is less than the liability on the acquisition date, such deficiency is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

j2 Global reviews and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent earn-out liabilities are reported in operating income, except for the time component of the present value calculation which is reported in interest expense.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the

Company estimates will not ultimately be recoverable. The Company believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on its condensed consolidated balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase as a result of recording any necessary valuation allowances, in the period in which j2 Global determined that the recovery was not likely.

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

2.	Recent Accounting Pronouncements

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU provide guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU provide guidance which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other Internal - Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Earl adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

The Company completed the following acquisitions during the first three months of fiscal 2015, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued share capital of Firstway, an Ireland-based distributor of FaxBOX® digital fax services; (b) an asset purchase of Nuvotera (formerly known as Spam Soap), a California-based supplier of email security; (c) an asset purchase of EmailDirect, a California-based provider of email marketing services; (d) an asset purchase of SugarSync®, Inc., a California-based provider of online file backup, synchronization and sharing assets; and (e) other immaterial asset acquisitions of online data backup in the Business Cloud Services segment.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of March 31, 2015, reflect the results of operations of all 2015 acquisitions. For the three months ended March 31, 2015, these acquisitions contributed $2.9 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $73.5 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$2,154
Property and equipment	1,017
Other assets	259
Software	267
Trade names	2,934
Customer relationships	36,902
Other intangibles	33
Goodwill	40,557
Other accrued liabilities	(1,327)
Deferred revenue	(7,671)
Capital lease	(199)
Deferred tax liability	(1,459)
Total	$73,467

The initial accounting for the 2015 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2015, the Company recorded adjustments to the initial working capital related to prior period acquisitions and finalized the fair value of contingent consideration associated with the acquisition of Scene LLC ("Ookla"), which resulted in a net decrease in goodwill in the amount of $(0.8) million.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2015 is $40.6 million, of which $20.4 million is expected to be deductible for income tax purposes.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2015	December 31, 2014
Due within 1 year	$49,378	$59,896
Due within more than 1 year but less than 5 years	61,386	60,178
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	332	330
Total	$111,096	$120,404

The following table summarizes the Company’s investments (in thousands):

	March 31, 2015	December 31, 2014
Available-for-sale	$147,417	$156,649
Certificates of deposit	60	65
Total	$147,477	$156,714

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of March 31, 2015 and December 31, 2014 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Corporate debt securities	$80,043	$164	$(44)	$80,163
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	28,849	21	(4)	28,866
Debt securities issued by states of the United States and political subdivisions of the states	2,064	3	—	2,067
Equity securities	20,611	15,710	—	36,321
Total	$131,567	$15,898	$(48)	$147,417

December 31, 2014
Corporate debt securities	$91,456	147	$(136)	$91,467
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,848	9	(13)	26,844
Debt securities issued by states of the United States and political subdivisions of the states	2,088	5	—	2,093
Equity securities	20,611	15,634	—	36,245
Total	$141,003	$15,795	$(149)	$156,649

At March 31, 2015, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2015. At March 31, 2015, equity securities were recorded as available-for-sale and represent a strategic equity investment in Carbonite, Inc. At March 31, 2015, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$36,947	$(41)	$1,258	$(3)	$38,205	$(44)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	12,345	(4)	625	—	12,970	(4)
Total	$49,292	$(45)	$1,883	$(3)	$51,175	$(48)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$57,898	$(131)	$1,260	$(5)	$59,158	$(136)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,072	(13)	—	—	15,072	(13)
Total	$72,970	$(144)	$1,260	$(5)	$74,230	$(149)

As of March 31, 2015 and December 31, 2014, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

j2 Global complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that the fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value of the Senior Notes and Convertible Notes (See Note 7 - Long-Term Debt) are determined using recent quoted market prices or dealer quotes for such securities, if available, which are Level 1 inputs. If such information is unavailable, the fair value of these securities is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. If none of the aforementioned information is available, the fair value of these securities is determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are also Level 2 inputs.

In addition, the Company may pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs. The total carrying value of long-term debt was $595.3 million and $593.4 million, and the corresponding fair value was approximately $732.8 million and $711.1 million, at March 31, 2015 and December 31, 2014, respectively.

The Company classifies its contingent consideration liability recorded in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization ("EBITDA") thresholds being reached. Such valuation approach included the Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value of measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$190,559	$—	$—	$190,559
Time deposits	—	21,673	—	21,673
Corporate commercial papers	—	17,921	—	17,921
Certificates of deposit	—	60	—	60
Equity securities	36,321	—	—	36,321
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	28,866	—	28,866
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,067	—	2,067
Debt securities issued by foreign governments	—	—	—	—
Corporate debt securities	—	80,163	—	80,163
Total assets measured at fair value	$226,880	$150,750	$—	$377,630

Liabilities:
Contingent consideration	$—	$—	$12,000	$12,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$12,000	$12,742

December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$212,645	$—	$—	$212,645
Time deposits	—	51,807	—	51,807
Certificates of deposit	—	65	—	65
Equity securities	36,245	—	—	36,245
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,844	—	26,844
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,093	—	2,093
Corporate debt securities	—	91,467	—	91,467
Total assets measured at fair value	$248,890	$172,276	$—	$421,166

Liabilities:
Contingent consideration	$—	$—	$15,000	$15,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$15,000	$15,742

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2015, there were no transfers that have occurred between levels.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of December 31, 2014	$15,000
Contingent consideration	(3,000)	Not Applicable
Total (gains) losses reported in earnings	—
Transfers into or out of Level 3	—
Balance as of March 31, 2015	$12,000

The following tables presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of December 31, 2014	$742
Total (gains) losses reported in earnings	—
Balance as of March 31, 2015	$742

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2015	$390,063	$245,612	$635,675
Goodwill acquired (Note 3)	40,557	—	40,557
Purchase accounting adjustments	3,436	(4,200)	(764)
Foreign exchange translation	(6,069)	(25)	(6,094)
Balance as of March 31, 2015	$427,987	$241,387	$669,374

Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of March 31, 2015 and December 31, 2014 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	March 31, 2015	December 31, 2014
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of March 31, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.2 years	$97,112	$(18,637)	$78,475
Patent and patent licenses	8.3 years	63,136	(40,168)	22,968
Customer relationships	9.0 years	260,380	(76,052)	184,328
Other purchased intangibles	4.3 years	28,379	(17,665)	10,714
Total		$449,007	$(152,522)	$296,485

As of December 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.5 years	$94,770	$(16,598)	$78,172
Patent and patent licenses	9.0 years	62,940	(38,013)	24,927
Customer relationships	9.3 years	230,424	(66,658)	163,766
Other purchased intangibles	4.3 years	28,360	(16,236)	12,124
Total		$416,494	$(137,505)	$278,989

Amortization expense, included in general and administrative expense, approximated $16.9 million and $10.0 million for the three month periods ended March 31, 2015 and 2014, respectively. Amortization expense is estimated to approximate $66.1 million, $60.3 million, $47.0 million, $32.1 million and $24.0 million for fiscal years 2015 through 2019, respectively, and $83.9 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiaries, j2 Cloud Services, Inc., issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of March 31, 2015, the unamortized discount on the Senior Notes was approximately $3.7 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $1.1 million as of March 31, 2015, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Also, j2 Cloud Services, Inc. may redeem up to 35% of the aggregate principal amount of the Senior Notes using proceeds from certain public offerings of our equity securities at a price equal to 108% of the principal amount plus accrued and unpaid interest, if any, prior to August 1, 2015. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of March 31, 2015, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries.  If j2 Cloud Services, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant restricted subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of March 31, 2015, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

As of March 31, 2015, the estimated fair value of the Senior Notes was approximately $265.4 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of March 31, 2015.

3.25% Convertible Notes

On June 10, 2014, j2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “Convertible Notes”). j2 Global received proceeds of $391.4 million in cash, net of underwriters' discounts and commissions. The net proceeds were available for general corporate purposes. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the Convertible Notes will be in addition to the regular interest payable on the Convertible Notes.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of March 31, 2015, the carrying value of the Convertible Notes was $348.9 million, which consisted of $402.5 million outstanding principal amount net of $53.6 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of March 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 6.2 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the underwriters' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs was attributable to the liability component and is recorded within other assets and is being amortized to interest expense through June 15, 2021. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs was netted with the equity component in additional paid-in capital at the issuance date. The unamortized balance as of March 31, 2015 was $9.1 million.

For the first quarter ended March 31, 2015, the Company recognized interest expense of $5.3 million related to the Convertible Notes, comprised of $3.3 million for the contractual coupon interest, $1.7 million related to the amortization of debt discount and $0.3 million related to the amortization of deferred debt issuance costs.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2015, the estimated fair value of the Convertible Notes was approximately $467.4 million.

Cash paid for interest on debt for the three months ended March 31, 2015 was $10.0 million.

Long-term debt as of March 31, 2015 consists of the following (in thousands):

Senior Notes	$246,324
Convertible Notes	348,942
Total long-term debt	595,266
Less: current portion	—
Total long-term debt, less current portion	$595,266

8.	Commitments and Contingencies

Litigation

From time-to-time, j2 Global and its affiliates are involved in litigation and other disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.
On September 15, 2006, a j2 Global affiliate filed a patent infringement suit against Integrated Global Concepts, Inc. (“IGC”) in the U.S. District Court for the Northern District of Georgia (“Northern District of Georgia”) (No. 1:06-cv-02199). In response, IGC filed counterclaims alleging antitrust violations and breach of contract, in addition to patent-related counterclaims. On July 2, 2012, IGC filed suit against two j2 Global affiliates in the U.S. District Court for the Northern District of California (“Northern District of California”) (No. 5:12-cv-03434), alleging that the j2 Global affiliates breached a covenant not to sue. The j2 Global affiliates asserted counterclaims for infringement of four patents. On June 27, 2013, one of the j2 Global affiliates filed an additional suit against IGC in the Northern District of California (No. 5:13-cv-02971), alleging infringement of an additional patent. On April 1, 2015, all pending cases with IGC were dismissed pursuant to a settlement agreement.
On January 7, 2011, the Department of Revenue for the State of Washington (“Washington Department of Revenue”) issued assessments to a j2 Global affiliate for business and occupation tax and retail sales tax for the period of January 1, 2004 through September 30, 2010. On November 16, 2012, the Washington Department of Revenue denied the j2 Global affiliate’s petition for correction. The j2 Global affiliate paid the assessments and, on June 21, 2013, filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County (No. 13-2-01338-7). In that suit, the j2 Global affiliate is seeking a refund of the entire amount paid and a declaration that the State improperly imposed the taxes. Discovery is ongoing.
On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner® service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on

July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery is ongoing.
On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). Discovery is ongoing.
On January 18, 2013, Paldo Sign and Display Co. (“Paldo”) filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing purported class action pending in the U.S. District Court for the Northern District of Illinois (“Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of the j2 Global affiliates’ systems to send unsolicited facsimile transmissions. On August 23, 2013, a second plaintiff, Sabon, Inc. , was added. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. Discovery is ongoing.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. Huster also filed a motion to disqualify various law firms from continuing to represent the defendants. In addition, defendants filed several motions to dismiss on March 12, 2015, including three by j2 Global affiliates. These motions remain pending.
On October 16, 2013, a j2 Global affiliate entered an appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted five j2 Global patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on June 27, 2014 (No. 14-1611). Briefing on the appeal has been stayed, pending the Northern District of Illinois’s resolution of the defendants’ motion to declare the case exceptional.
On February 19, 2014, two j2 Global affiliates filed suit in the Central District of California (No. 2:14-cv-01283) against RPost Holdings, Inc. and two of its affiliates (collectively, “RPost”), alleging infringement of two j2 Global patents and seeking a declaration of non-infringement and invalidity of nine RPost patents that had been asserted against the j2 Global affiliates in a patent assertion letter from RPost. An amended complaint was filed on June 20, 2014, adding an additional j2 Global affiliate as a plaintiff. RPost filed an answer to the complaint on July 14, 2014, asserting counterclaims of infringement for the nine RPost patents against the Campaigner® service. On April 27, 2015, the Central District of California granted the j2 Global affiliates’ motion to stay the litigation pending the resolution of a separate lawsuit, which does not directly involve j2 Global or its affiliates but does address RPost’s ownership of and right to assert the RPost patents-in-suit.
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate purported class action against the same j2 Global affiliate in Los Angeles Superior Court. The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliate’s customers, including those with eVoice® and Onebox® accounts. The plaintiffs are seeking, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related and consolidated for discovery purposes. On March 13, 2015, a third amended complaint was filed in this action, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel as a plaintiff. Discovery is ongoing.
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

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are not subject to various telecommunication taxes. Moreover, the Company does not believe that its business and its users (by using our services) are subject to other indirect taxes, such as sales and use tax, value added tax , goods and services tax, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess our business and operations with respect to telecommunications and other indirect taxes.

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire October 1, 2015, does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. For the quarter ended March 31, 2015, the effective tax rate was 29.4%.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.  Income before income taxes included income from domestic operations of $11.6 million and $11.6 million for the three months ended March 31, 2015 and 2014, respectively, and income from foreign operations of $19.4 million and $25.4 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company had $40.1 million and $37.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $8.1 million for the three months ended March 31, 2015.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $10.5 million and $5.8 million at March 31, 2015 and December 31, 2014, respectively.

Income Tax Audits:

The Company is under income tax audit by the U.S. Internal Revenue Service ("IRS") for tax years 2009 through 2011. The Company has appealed the IRS tax examiner's decision regarding transfer pricing for tax years 2009 and 2010 to the IRS appeals office (see Note 17 - Subsequent Events for further discussion).

j2 Global is currently under income tax audit by the California Franchise Tax Board for tax years 2009 through 2011, by the New York City Department of Finance for tax years 2009 through 2011 and by the Canada Revenue Agency for tax years 2010 through 2011. We were notified by the Illinois Department of Revenue that the income tax audit for tax years 2008 and 2009 had been concluded with no changes.

It is reasonably possible that these audits may conclude in the next 12 months (see Note 17 - Subsequent Events for further discussion) and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

10.	Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the three month period ended March 31, 2015, no shares were repurchased under this program. Cumulatively at March 31, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2015, the Company purchased 11,678 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2015, 222,706 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2015, 500,143 shares underlying options and 106,924 shares of restricted stock were outstanding under the 2007 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	725,649	$24.29
Granted	—	—
Exercised	(2,800)	23.11
Canceled	—	—
Outstanding at March 31, 2015	722,849	24.30	3.6	$29,913,357
Exercisable at March 31, 2015	625,639	23.85	3.2	$26,170,104
Vested and expected to vest at March 31, 2015	714,217	$24.25	3.6	$29,589,392

The aggregate intrinsic values of options exercised during the three months ended March 31, 2015 and 2014 were $0.1 million and $12.3 million, respectively.

As of March 31, 2015 and December 31, 2014, unrecognized stock compensation related to non-vested stock options granted under the 1997 Plan and the 2007 Plan approximated $0.6 million and $0.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 1.1 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the three months ended March 31, 2015 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.47% and 11.07% as of March 31, 2015 and 2014, respectively.

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan and the 2007 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $3.0 million and $1.9 million of compensation expense for the three months ended March 31, 2015 and 2014, respectively, related to restricted stock and restricted stock units. As of March 31, 2015 and December 31, 2014, the Company had unrecognized share-based compensation cost of approximately $28.5 million and $24.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.9 years for awards and 3.5 years for units.

Restricted stock award activity for the three months ended March 31, 2015 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	814,050	$26.57
Granted	24,000	59.86
Vested	(29,442)	32.67
Canceled	(24,546)	26.35
Nonvested at March 31, 2015	784,062	$27.36

Restricted stock unit award activity for the three months ended March 31, 2015 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	102,294
Granted	8,000
Vested	(4,000)
Canceled	—
Outstanding at March 31, 2015	106,294	2.0	$7,022,768
Vested and expected to vest at March 31, 2015	82,906	1.8	$5,445,291

Share-Based Compensation Expense

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$83	$154
Operating expenses:
Sales and marketing	584	491
Research, development and engineering	194	140
General and administrative	2,143	1,599
Total	$3,004	$2,384

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2015 and 2014, 1,114 and 1,270 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $61,000 and $55,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, 1,633,350 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$21,877	$28,765
Net income available to participating securities (a)	(360)	(635)
Net income available to j2 Global, Inc. common shareholders	$21,517	$28,130
Denominator:
Weighted-average outstanding shares of common stock	47,422,396	46,365,158
Dilutive effect of:
Equity incentive plans	343,692	400,574
Common stock and common stock equivalents	47,766,088	46,765,732
Net income per share:
Basic	$0.45	$0.61
Diluted	$0.45	$0.60

(a)	Represents unvested restricted stock awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2015 and 2014, zero options were outstanding with exercise prices greater than the average market price of the common shares so none were excluded from the computation of diluted earnings per share for such periods.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues by segment:
Business Cloud Services	$118,061	$100,830
Digital Media	43,257	33,368
Elimination of inter-segment revenues	(65)	(74)
Total revenues	161,253	134,124

Direct costs by segment(1):
Business Cloud Services	71,043	55,612
Digital Media	39,089	28,716
Direct costs by segment(1):	110,132	84,328

Business Cloud Services operating income	47,018	45,218
Digital Media operating income	4,168	4,652
Segment operating income	51,186	49,870

Global operating costs(2)	10,656	8,285
Income from operations	$40,530	$41,585

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

	March 31, 2015	December 31, 2014
Assets:
Business Cloud Services	$918,180	$883,587
Digital Media	372,757	378,381
Total assets from reportable segments	1,290,937	1,261,968
Corporate	407,299	443,234
Total assets	$1,698,236	$1,705,202

	Three Months Ended March 31,
	2015	2014
Capital expenditures:
Business Cloud Services	$1,280	$1,875
Digital Media	1,622	956
Total from reportable segments	2,902	2,831
Corporate	54	105
Total capital expenditures	$2,956	$2,936

	Three Months Ended March 31,
	2015	2014
Depreciation and amortization:
Business Cloud Services	$14,013	$8,030
Digital Media	7,080	4,918
Total from reportable segments	21,093	12,948
Corporate	194	189
Total depreciation and amortization	$21,287	$13,137

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$109,032	$91,428
Canada	18,139	17,508
Ireland	9,935	10,511
All other countries	24,147	14,677
	$161,253	$134,124

	March 31, 2015	December 31, 2014
Long-lived assets:
United States	$227,561	$216,099
All other countries	105,541	101,107
Total	$333,102	$317,206

14.	Unrestricted Subsidiaries

As of March 31, 2015, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$39,314	$27,944
Accounts receivable	49,837	57,005
Prepaid expenses and other current assets	3,527	2,986
Deferred income taxes	5,817	5,292
Total current assets	98,495	93,227
Property and equipment, net	13,061	12,834
Trade names, net	68,626	70,310
Patent and patent licenses, net	22,088	24,007
Customer relationships, net	52,781	55,925
Goodwill	241,388	245,613
Other purchased intangibles, net	7,899	8,901
Other assets	1,639	1,706
Total assets	$505,977	$512,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$35,634	$40,296
Income taxes payable	—	316
Deferred revenue, current	6,086	5,277
Total current liabilities	41,720	45,889
Long-term debt	110,000	110,000
Deferred income taxes	18,253	17,397
Other long-term liabilities	13,638	16,243
Total liabilities	183,611	189,529
Additional paid-in capital	315,427	317,932
Retained Earnings	7,478	6,051
Accumulated other comprehensive income (loss)	(539)	(989)
Total stockholders’ equity	322,366	322,994
Total liabilities and stockholders’ equity	$505,977	$512,523

The results of operations of the Unrestricted Subsidiaries for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015 (1)	2014
Revenues	$44,420	$33,368

Cost of revenues	4,354	3,852
Gross profit	40,066	29,516
Operating expenses:
Sales and marketing	17,662	14,958
Research, development and engineering	1,901	1,072
General and administrative	17,979	8,834
Total operating expenses	37,542	24,864
Income from operations	2,524	4,652
Interest expense (income), net	2,517	1
Other expense (income), net	243	(342)
Income (loss) before income taxes	(236)	4,993
Income tax expense	319	2,027
Net income (loss)	$(555)	$2,966

(1) Effective in the second quarter of 2014, Advanced Messaging Technologies, Inc. and subsidiaries were classified as Unrestricted Subsidiaries. As a result, the prior period may not be comparable to the current period presentation.

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$9,388	$(16,515)	$(7,127)
Other comprehensive (loss) income before reclassifications	387	(15,237)	(14,850)
Amounts reclassified from accumulated other comprehensive income	(7)	—	(7)
Net current period other comprehensive (loss) income	380	(15,237)	(14,857)
Ending balance	$9,768	$(31,752)	$(21,984)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	Three Months Ended March 31, 2015
Unrealized gain on available-for-sale investments	$(11)	Other expense (income), net
	(11)	Total, before income taxes
	4	Income tax expense (benefit)
	(7)	Total, net of tax
Total reclassifications for the period	$(7)	Total, net of tax

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and the credit facility with Union Bank. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions do not meaningfully restrict j2 Cloud Services, Inc.’s ability to pay dividends to j2 Global, Inc.

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

	March 31, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$199,815	$17,516	$174,686	$—	$392,017
Short-term investments	41,880	43,819	60	—	85,759
Accounts receivable, net	326	12,059	70,187	—	82,572
Prepaid expenses and other current assets	737	14,472	9,505	(103)	24,611
Deferred income taxes	896	—	1,250	—	2,146
Intercompany receivable	110,000	91,474	—	(201,474)	—
Total current assets	353,654	179,340	255,688	(201,577)	587,105
Long-term investments	52,619	9,099	—	—	61,718
Property and equipment, net	—	7,567	29,051	—	36,618
Trade names, net	—	10,199	95,655	—	105,854
Patent and patent licenses, net	—	850	22,118	—	22,968
Customer relationships, net	—	1,952	182,376	—	184,328
Goodwill	—	52,131	617,243	—	669,374
Other purchased intangibles, net	—	4,264	11,882	—	16,146
Investment in subsidiaries	839,108	909,081	8,717	(1,756,906)	—
Other assets	9,061	3,063	2,001	—	14,125
Total assets	$1,254,442	$1,177,546	$1,224,731	$(1,958,483)	$1,698,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,798	$23,185	$53,025	$—	$81,008
Income taxes payable	2,959	103	—	(103)	2,959
Deferred revenue, current	—	20,774	52,504	—	73,278
Capital lease, current	—	—	441	—	441
Deferred income taxes	43	—	142	—	185
Intercompany payable	48,268	—	153,206	(201,474)	—

Total current liabilities	56,068	44,062	259,318	(201,577)	157,871
Long term debt	348,942	246,324	—	—	595,266
Capital lease, non-current	—	—	66	—	66
Liability for uncertain tax positions	—	40,145	—	—	40,145
Deferred income taxes	24,685	—	38,424	—	63,109
Deferred revenue, non-current	—	7,009	1,896	—	8,905
Other long-term liabilities	1,071	898	15,946	—	17,915
Total liabilities	430,766	338,438	315,650	(201,577)	883,277
Common stock, $0.01 par value.	474	—	—	—	474
Additional paid-in capital - common	275,420	233,836	421,684	(655,520)	275,420
Retained earnings	547,697	595,691	519,047	(1,101,386)	561,049
Accumulated other comprehensive loss	85	9,581	(31,650)	—	(21,984)
Total stockholders’ equity	823,676	839,108	909,081	(1,756,906)	814,959
Total liabilities and stockholders’ equity	$1,254,442	$1,177,546	$1,224,731	$(1,958,483)	$1,698,236

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

	December 31, 2014
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$226,790	$36,810	$170,063	$—	$433,663
Short-term investments	47,880	48,261	65	—	96,206
Accounts receivable, net	—	11,167	80,532	—	91,699
Prepaid expenses and other current assets	776	12,689	9,137	—	22,602
Deferred income taxes	1,271	—	742	—	2,013
Intercompany receivable	110,000	74,938	1,428	(186,366)	—
Total current assets	386,717	183,865	261,967	(186,366)	646,183
Long-term investments	55,452	5,056	—	—	60,508
Property and equipment, net	—	8,011	30,206	—	38,217
Trade names, net	—	10,231	95,320	—	105,551
Patent and patent licenses, net	—	886	24,041	—	24,927
Customer relationships, net	—	2,206	161,560	—	163,766
Goodwill	—	52,131	583,544	—	635,675
Other purchased intangibles, net	—	4,276	13,280	—	17,556
Investment in subsidiaries	826,289	900,681	8,716	(1,735,686)	—
Other assets	9,328	1,368	2,123	—	12,819
Total assets	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,834	$28,414	$64,062	$—	$95,310
Income taxes payable	—	—	—	—	—
Deferred revenue, current	—	23,091	40,366	—	63,457
Capital lease, current	—	—	258	—	258
Deferred income taxes	—	—	342	—	342
Intercompany payable	76,366	—	110,000	(186,366)	—
Total current liabilities	79,200	51,505	215,028	(186,366)	159,367
Long term debt	347,163	246,187	—	—	593,350
Capital lease, non-current	—	—	141	—	141

Liability for uncertain tax positions	—	37,551	—	—	37,551
Deferred income taxes	21,728	(1,837)	42,069	—	61,960
Deferred revenue, non-current	—	8,187	1,995	—	10,182
Other long-term liabilities	744	829	20,843	—	22,416
Total liabilities	448,835	342,422	280,076	(186,366)	884,967
Common stock, $0.01 par value	474	—	—	—	474
Additional paid-in capital - common	273,304	232,340	421,676	(654,016)	273,304
Retained earnings	555,158	584,591	495,505	(1,081,670)	553,584
Accumulated other comprehensive loss	15	9,358	(16,500)	—	(7,127)
Total stockholders’ equity	828,951	826,289	900,681	(1,735,686)	820,235
Total liabilities and stockholders’ equity	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$54,619	$116,435	$(9,801)	$161,253

Cost of revenues	—	15,528	22,394	(9,736)	28,186
Gross profit	—	39,091	94,041	(65)	133,067
Operating expenses:
Sales and marketing	—	9,780	27,875	(65)	37,590
Research, development and engineering	—	3,855	4,592	—	8,447
General and administrative	4,179	6,850	35,471	—	46,500
Total operating expenses	4,179	20,485	67,938	(65)	92,537
Operating income	(4,179)	18,606	26,103	—	40,530
Equity earnings in subsidiaries	26,251	23,539	—	(49,790)	—
Interest expense (income), net	2,588	5,107	2,618	—	10,313
Other expense (income), net	(12)	339	(1,111)	—	(784)
Income before income taxes	19,496	36,699	24,596	(49,790)	31,001
Income tax expense	(2,381)	10,448	1,057	—	9,124
Net income	$21,877	$26,251	$23,539	$(49,790)	$21,877

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$51,193	$96,634	$(13,703)	$134,124

Cost of revenues	—	19,953	17,065	(13,630)	23,388
Gross profit	—	31,240	79,569	(73)	110,736
Operating expenses:
Sales and marketing	—	9,013	24,019	(73)	32,959
Research, development and engineering	—	3,620	3,593	—	7,213
General and administrative	—	9,570	19,409	—	28,979
Total operating expenses	—	22,203	47,021	(73)	69,151
Operating income	—	9,037	32,548	—	41,585
Equity earnings in subsidiaries	—	27,942	—	(27,942)	—
Interest expense (income), net	—	5,103	(155)	—	4,948
Other expense (income), net	—	(32)	(287)	—	(319)
Income before income taxes	—	31,908	32,990	(27,942)	36,956
Income tax expense	—	3,143	5,048	—	8,191
Net income	$—	$28,765	$27,942	$(27,942)	$28,765

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$21,877	$26,251	$23,539	$(49,790)	$21,877
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(15,237)	—	(15,237)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	311	69	—	—	380
Other comprehensive income (loss), net of tax	311	69	(15,237)	—	(14,857)
Comprehensive income	$22,188	$26,320	$8,302	$(49,790)	$7,020

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$—	$28,765	$27,942	$(27,942)	$28,765
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(248)	1,085	—	837
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	(2,649)	9	—	(2,640)
Other comprehensive income (loss), net of tax	—	(2,897)	1,094	—	(1,803)
Comprehensive income	$—	$25,868	$29,036	$(27,942)	$26,962

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(8,106)	$6,745	$47,077	$—	$45,716
Cash flows from investing activities:
Maturity of available-for-sale investments	21,994	7,000	—	—	28,994
Purchase of available-for-sale investments	(13,276)	(6,543)	—	—	(19,819)
Purchases of property and equipment	—	(308)	(2,648)	—	(2,956)
Acquisition of businesses, net of cash received	—	1,459	(73,674)	—	(72,215)
Purchases of intangible assets	—	(5)	(322)	—	(327)
Investment in subsidiaries	—	—	—	—	—
Net cash (used in) provided by investing activities	8,718	1,603	(76,644)	—	(66,323)
Cash flows from financing activities:
Repurchases of common and restricted stock	(705)	—	—	—	(705)
Issuance of common stock under employee stock purchase plan	61	—	—	—	61
Exercise of stock options	65	—	—	—	65
Dividends paid	(14,110)	—	—	—	(14,110)
Excess tax benefits from share-based compensation	334	—	—	—	334
Deferred payments for acquisitions	—	(544)	(1,812)	—	(2,356)
Other	—	—	(50)	—	(50)
Intercompany	(13,232)	(27,098)	40,330	—	—
Net cash (used in) provided by financing activities	(27,587)	(27,642)	38,468	—	(16,761)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,278)	—	(4,278)

Net change in cash and cash equivalents	(26,975)	(19,294)	4,623	—	(41,646)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$199,815	$17,516	$174,686	$—	$392,017

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$—	$(3,119)	$40,413	$—	$37,294
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	—	—	8,210
Maturity of available-for-sale investments	—	24,105	5,600	—	29,705
Purchase of available-for-sale investments	—	(11,213)	—	—	(11,213)
Purchases of property and equipment	—	(454)	(2,482)	—	(2,936)
Acquisition of businesses, net of cash received	—	—	(49,068)	—	(49,068)
Purchases of intangible assets	—	(591)	(324)	—	(915)
Investment in subsidiaries	—	(1,021)	1,021	—	—
Net cash (used in) provided by investing activities	—	19,036	(45,253)	—	(26,217)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	—	(4,042)	—	—	(4,042)
Issuance of common stock under employee stock purchase plan	—	55	—	—	55
Exercise of stock options	—	4,926	—	—	4,926
Dividends paid	—	(12,418)	—	—	(12,418)
Excess tax benefits from share-based compensation	—	4,082	—	—	4,082
Deferred payments for acquisitions	—	—	(3,314)	—	(3,314)
Other	—	—	—	—	—
Intercompany	—	2,335	(2,335)	—	—
Net cash (used in) provided by financing activities	—	(5,062)	(5,649)	—	(10,711)
Effect of exchange rate changes on cash and cash equivalents	—	—	(99)	—	(99)

Net change in cash and cash equivalents	—	10,855	(10,588)	—	267
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$—	$45,261	$162,807	$—	$208,068

17.	Subsequent Events

On May 6, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.3000 per share of common stock payable on June 3, 2015 to all stockholders of record as of the close of business on May 19, 2015.

In April 2015, the Company reached a settlement with the IRS regarding transfer pricing for tax years 2009 and 2010.  The amount paid by the Company was well within its established tax reserves. Due to this settlement, the Company is expected to decrease the excess liability for this specific uncertain tax position in the amount of approximately $9.0 million as a result of this settlement in the second quarter of 2015.

In February 2015, the Company’s Board of Directors approved the j2 Global, Inc. 2015 Stock Option Plan (the “2015 Plan”) to replace the Company’s j2 Global, Inc. 2007 Stock Plan (the “2007 Plan”), which the stockholders previously approved, and which will expire in October 2017 in accordance with its terms. On May 6, 2015, the 2015 Plan was approved by the stockholders and will expire in February 2025, unless earlier terminated by the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, the foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the "Company", “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which is primarily focused on our voice and fax products. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three months ended March 31, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	2014
Subscriber revenues:
Fixed	$96,097	$80,479
Variable	19,687	18,373
Total subscriber revenues	$115,784	$98,852
Other license revenues	2,277	1,978
Total revenues	$118,061	$100,830

Percentage of total subscriber revenues:
Fixed	83.0%	81.4%
Variable	17.0%	18.6%

Total revenues:
DID-based	$85,777	$85,782
Non-DID-based	32,284	15,048
Total revenues	$118,061	$100,830

Average monthly revenue per Cloud Business Customer (1)(2)	$13.91	$13.78
Cancel Rate(3)	2.2%	2.3%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Visits	956	594
Page views	2,392	2,021
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015, as amended by subsequent Quarterly Reports on Form 10-Q. During the three months ended March 31, 2015, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2015
Business Cloud Services Segment
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

Digital Media segment margins due to economies of scale.

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2015	2014
Revenues	$161,253	$134,124	20%

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

Our revenues have increased over the comparable three month period of 2014 primarily due to the following factors:

•Organic growth within our Digital Media properties, plus acquisitions in that segment; and

•Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2015	2014
Cost of revenue	$28,186	$23,388	21%
As a percent of revenue	17%	17%	—%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2015 was primarily due to an increase in costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2015	2014
Sales and Marketing	$37,590	$32,959	14%
As a percent of revenue	23%	25%	(2)%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2015 and 2014 was $15.6 million and $15.1 million, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2015 versus the prior comparable period was primarily due to increased advertising and personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2015	2014
Research, Development and Engineering	$8,447	$7,213	17%
As a percent of revenue	5%	5%	—%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2015 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

General and Administrative.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2015	2014
General and Administrative	$46,500	$28,979	60%
As a percent of revenue	29%	22%	7%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2015 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments, bad debt expense and professional fees. In addition, we made two acquisitions in December 2014 in countries new to j2. When we enter a new country, synergies that lead to cost savings are realized at a slower rate than in countries in which we already have a presence.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$83	$154
Operating expenses:
Sales and marketing	584	491
Research, development and engineering	194	140
General and administrative	2,143	1,599
Total	$3,004	$2,384

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $10.3 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the three month period was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $(0.8) million and $(0.3) million for the three months ended March 31, 2015 and 2014, respectively. The variance between the three months 2015 and 2014 periods was primarily due to gain or losses on currency exchange.

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

Provision for income taxes amounted to $9.1 million and $8.2 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 29.4% and 22.2% for the three months ended March 31, 2015 and 2014, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2015 was primarily attributable to the following:

1.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.;

2.	an increase in the valuation allowance for foreign tax credit carryforwards; and

3.	an increase in Subpart F income.

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Business Cloud Services revenues:
Fax and Voice	53.5%	64.3%
Other	19.8%	10.8%
Total Business Cloud Services revenues:	73.2%	75.2%
Digital Media revenues:
Media	26.8%	24.9%
Elimination of inter-segment revenues	—%	(0.1)%
Total revenues	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
External net sales	$118,061	$100,830	$17,231	17.1%
Inter-segment net sales	—	—	—	—%
Segment net sales	118,061	100,830	17,231	17.1%
Cost of revenues	23,833	19,537	4,296	22.0%
Gross profit	94,228	81,293	12,935	15.9%
Operating expenses	47,210	36,075	11,135	30.9%
Segment operating income	$47,018	$45,218	$1,800	4.0%
Segment net sales of $118.1 million for the three months ended March 31, 2015 increased $17.2 million, or 17.1%, from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $94.2 million for the three months ended March 31, 2015 increased $12.9 million from the prior comparable period primarily due to business acquisitions.
Segment operating expenses of $47.2 million for the three months ended March 31, 2015 increased $11.1 million from the prior comparable period primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) an increase in sales and marketing costs; (c) an increase in bad debt expense; and (d) an increase in professional fees.
As a result of these factors, segment operating income of $47.0 million for the three months ended March 31, 2015 increased $1.8 million, or 4.0%, from the prior comparable period.

Digital Media
 The following segment results are presented for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
External net sales	$43,192	$33,294	$9,898	29.7%
Intersegment net sales	65	74	(9)	(12.2)%
Segment net sales	43,257	33,368	9,889	29.6%
Cost of revenues	4,353	3,852	501	13.0%
Gross profit	38,904	29,516	9,388	31.8%
Operating expenses	34,736	24,864	9,872	39.7%
Segment operating income	$4,168	$4,652	$(484)	(10.4)%
Segment net sales of $43.3 million for the three months ended March 31, 2015 increased $9.9 million, or 29.6%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.
Segment gross profit of $38.9 million for the three months ended March 31, 2015 increased $9.4 million from the prior comparable period primarily due to an increase in net sales between the periods.
Segment operating expenses of $34.7 million for the three months ended March 31, 2015 increased $9.9 million from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.
As a result of these factors, segment operating income of $4.2 million for the three months ended March 31, 2015 decreased $(0.5) million from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2015, we had cash and investments of $539.5 million compared to $590.4 million at December 31, 2014. The decrease resulted primarily from business acquisitions, dividends and interest paid and repurchases of stock, partially offset by cash provided by operations and the exercise of stock options. At March 31, 2015, cash and investments consisted of cash and cash equivalents of $392.0 million, short-term investments of $85.8 million and long-term investments of $61.7 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2015, cash and investments held within foreign and domestic jurisdictions were $128.8 million and $410.7 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 10, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.2925 per share of common stock payable on March 9, 2015 to all stockholders of record as of the close of business on February 23, 2015.

In June 2014, the Company issued Convertible Notes of $402.5 million in aggregate principal and received net proceeds of $391.4 million in cash, net of underwriter's discounts and commissions. The net proceeds are available for general corporate purposes, which may include working capital, acquisitions, retirement of debt and other business opportunities.

On August 31, 2012, j2 Global submitted a preliminary non-binding proposal to acquire all outstanding shares of Carbonite, Inc. ("Carbonite") for cash consideration of $10.50 per fully diluted share, representing a substantial premium to the market trading price of the shares on such date. On December 24, 2014, j2 Global initiated a cash tender offer to acquire all of the outstanding shares of Carbonite for cash consideration of $15.00 per share, subject to the terms and conditions described in our tender offer documents (see the Company's Current Report on Form 8-K, filed with the SEC on December 24, 2014 for further details). On March 2, 2015, the Company terminated its tender offer and entered into a confidentiality agreement with Carbonite Inc.

Following completion of due diligence, on April 1, 2015, j2 Global communicated to Carbonite's financial advisor that it was prepared, if Carbonite were interested, to enter into discussions with respect to an acquisition by j2 Global of Carbonite's endpoint business. j2 Global further communicated to Carbonite's financial advisor that j2 Global did not believe that Carbonite's additional businesses were consistent with the Company's strategic plan and would be difficult to integrate with the Company's existing operations.

On April 16, 2015, Carbonite announced the conclusion of their strategic alternatives review process and decided to remain an independent company.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $45.7 million and $37.3 million for the three months ended March 31, 2015 and 2014, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to increased depreciation and amortization, excess tax benefit from share-based compensation, lower accounts payable and accrued expense balances, lower uncertain tax positions and additional amortization of financing costs and discounts; partially offset by a decrease in income taxes payable. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $10.5 million and $5.8 million at March 31, 2015 and December 31, 2014, respectively. Our cash and cash equivalents and short-term investments were $477.8 million and $529.9 million at March 31, 2015 and December 31, 2014, respectively.

Net cash used in investing activities was $(66.3) million and $(26.2) million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments. For the three months ended March 31, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. The increase in our net cash used in investing activities in 2015 compared to 2014 was primarily attributable to additional business acquisitions, purchase of available-for-sale investments and a reduction in the maturity of certificates of deposit.

Net cash used in financing activities was $(16.8) million and $(10.7) million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisition and repurchases of stock; partially offset by excess tax benefit from share-based compensation. For the three months ended March 31, 2014, net cash used in financing activities was primarily attributable to dividends paid and repurchases of stock; partially offset by the proceeds from the exercise of stock options and excess tax benefit from share-based compensation. The increase in net cash used in financing activities in 2015 compared to 2014 was primarily attributable to a reduction in excess tax benefit from share-based compensation and additional dividends paid.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013. On February 10, 2015, our Board of Directors extended the share repurchase program through February 19, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2015:

	Payments Due in (in thousands)
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	23,081	33,081	33,081	33,081	33,081	39,344	194,749
Operating leases (c)	7,003	7,485	5,397	4,735	3,227	1,078	28,925
Telecom services and co-location facilities (d)	1,540	1,701	918	281	—	—	4,440
Holdback payment (e)	14,248	13,511	—	—	—	—	27,759
Other (f)	1,171	322	49	—	—	—	1,542
Total	$47,043	$56,100	$39,445	$38,097	$36,308	$692,922	$909,915

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of March 31, 2015, our liability for uncertain tax positions was $40.1 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities (see Note 17 - Subsequent Events for further discussion). In addition, with the acquisition of Ookla, acquired on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $12.0 million which was recorded as an other long-term liability on the consolidated balance sheet at March 31, 2015. We have not been presented this contingent consideration in the table above due to the uncertainty of the amounts and timing of cash settlement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2014 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2015.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2015, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of March 31, 2015, we had investments in debt securities with effective maturities greater than one year of approximately $61.7 million. Such investments had a weighted average yield of approximately 0.74%. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $392.0 million and $433.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of March 31, 2015, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and (losses) were not material to our earnings for the three months ended March 31, 2015 and 2014, amounting to approximately $0.8 million and $0.1 million, respectively. For the three months ended March 31, 2015 and 2014, cumulative translation adjustments included in other comprehensive income amounted to approximately $(15.2) million and $0.8 million, net of tax, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2015. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described in subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the three month period ended March 31, 2015, we repurchased zero shares under this program. Cumulatively at March 31, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
January 1, 2015 - January 31, 2015	—	$—	—	2,873,920
February 1, 2015 - February 28, 2015	8,592	$57.55	—	2,873,920
March 1, 2015 - March 31, 2015	3,086	$66.12	—	2,873,920
Total	11,678		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 11, 2015	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2015	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.