Form 10-Q
period 2015-06-30
J2 GLOBAL, INC.
filed 2015-08-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, the registrant had 48,437,323 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED JUNE 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$415,930	$433,663
Short-term investments	97,188	96,206
Accounts receivable, net of allowances of $4,160 and $3,685, respectively	87,319	91,699
Prepaid expenses and other current assets	27,140	22,602
Deferred income taxes	4,514	2,013
Total current assets	632,091	646,183
Long-term investments	54,177	60,508
Property and equipment, net	36,778	38,217
Trade names, net	103,843	105,551
Patent and patent licenses, net	21,857	24,927
Customer relationships, net	175,488	163,766
Goodwill	674,084	635,675
Other purchased intangibles, net	14,980	17,556
Other assets	13,511	12,819
Total assets	$1,726,809	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$87,081	$95,310
Income taxes payable	1,215	—
Deferred revenue, current	75,353	63,457
Capital lease, current	324	258
Deferred income taxes	362	342
Total current liabilities	164,335	159,367
Long-term debt	597,209	593,350
Capital lease, non-current	195	141
Liability for uncertain tax positions	25,136	37,551
Deferred income taxes	63,267	61,960
Deferred revenue, non-current	8,222	10,182
Other long-term liabilities	19,242	22,416
Total liabilities	877,606	884,967
Commitments and contingencies
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,641,831 and 47,409,514 shares, respectively	476	474
Additional paid-in capital	282,702	273,304
Retained earnings	584,831	553,584
Accumulated other comprehensive loss	(18,806)	(7,127)
Total stockholders’ equity	849,203	820,235
Total liabilities and stockholders’ equity	$1,726,809	$1,705,202

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$176,038	$144,744	$337,291	$278,868

Cost of revenues (1)	29,494	25,558	57,681	48,947
Gross profit	146,544	119,186	279,610	229,921
Operating expenses:
Sales and marketing (1)	40,421	35,329	78,011	68,288
Research, development and engineering (1)	8,969	7,600	17,415	14,814
General and administrative (1)	47,088	31,419	93,588	60,397
Total operating expenses	96,478	74,348	189,014	143,499
Income from operations	50,066	44,838	90,596	86,422
Interest expense, net	10,881	5,682	21,194	10,630
Other expense (income), net	88	(185)	(696)	(505)
Income before income taxes	39,097	39,341	70,098	76,297
Income tax expense	181	4,292	9,304	12,483
Net income	$38,916	$35,049	$60,794	$63,814

Net income per common share:
Basic	$0.81	$0.73	$1.26	$1.34
Diluted	$0.80	$0.73	$1.25	$1.33
Weighted average shares outstanding:
Basic	47,537,597	46,745,596	47,480,315	46,556,428
Diluted	47,853,574	47,067,767	47,737,006	46,911,574
Cash dividends paid per common share	$0.3000	$0.2700	$0.5925	$0.5325

(1) Includes share-based compensation expense as follows:
Cost of revenues	$91	$27	$174	$181
Sales and marketing	603	426	1,187	917
Research, development and engineering	213	222	408	362
General and administrative	2,261	1,288	4,404	2,887
Total	$3,168	$1,963	$6,173	$4,347

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$38,916	$35,049	$60,794	$63,814
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense of zero and zero for the three and six months of 2015, respectively, and $498 and $699 for the three and six months of 2014, respectively	7,112	1,334	(8,125)	2,171
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of ($2,448) and ($2,616) for the three and six months of 2015, respectively, and $1,665 and $135 for the three and six months of 2014, respectively	(3,934)	2,885	(3,554)	245
Other comprehensive loss, net of tax	3,178	4,219	(11,679)	2,416
Comprehensive income	$42,094	$39,268	$49,115	$66,230

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS

(Unaudited, in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$60,794	$63,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,181	28,455
Accretion and amortization of discount and premium of investments	551	654
Amortization of financing costs and discounts	4,480	641
Share-based compensation	6,173	4,347
Excess tax benefits from share-based compensation	(2,104)	(4,803)
Provision for doubtful accounts	3,544	1,810
Deferred income taxes, net	(73)	(780)
Gain on sale of available-for-sale investments	(42)	(40)
Decrease (increase) in:
Accounts receivable	2,199	5,691
Prepaid expenses and other current assets	2,163	(3,151)
Other assets	354	37
(Decrease) increase in:
Accounts payable and accrued expenses	(5,814)	(3,616)
Income taxes payable	(5,069)	(320)
Deferred revenue	(1,546)	364
Liability for uncertain tax positions	(12,414)	(1,213)
Other long-term liabilities	1,233	(84)
Net cash provided by operating activities	97,610	91,806
Cash flows from investing activities:
Maturity of certificates of deposit	65	14,520
Purchase of certificates of deposit	(62)	—
Maturity of available-for-sale investments	56,095	51,929
Purchase of available-for-sale investments	(57,465)	(45,043)
Purchases of property and equipment	(6,955)	(4,631)
Proceeds from sale of assets	—	608
Acquisition of businesses, net of cash received	(74,308)	(79,546)
Purchases of intangible assets	(866)	(3,899)
Net cash used in investing activities	(83,496)	(66,062)
Cash flows from financing activities:
Issuance of long-term debt	—	402,500
Debt issuance costs	—	(11,069)
Repurchases of common stock and restricted stock	(2,302)	(4,733)
Issuance of common stock under employee stock purchase plan	126	123
Exercise of stock options	3,009	5,247
Dividends paid	(28,610)	(25,302)
Excess tax benefits from share-based compensation	2,104	4,803
Deferred payments for acquisitions	(3,883)	(13,473)
Other	(180)	(217)
Net cash (used in) provided by financing activities	(29,736)	357,879
Effect of exchange rate changes on cash and cash equivalents	(2,111)	457
Net change in cash and cash equivalents	(17,733)	384,080
Cash and cash equivalents at beginning of period	433,663	207,801
Cash and cash equivalents at end of period	$415,930	$591,881
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Holding Company Reorganization
On June 10, 2014, j2 Global, Inc., a Delaware corporation, completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which j2 Global, Inc. (the “Predecessor”); merged with j2 Merger Sub, Inc., a Delaware corporation and an indirect, wholly owned subsidiary of the Predecessor, and changed its name to “j2 Cloud Services, Inc.” The Predecessor surviving the merger became a direct, wholly owned subsidiary of a new public holding company, j2 Global Holdings, Inc. (the “Holding Company”), which in connection with the merger changed its name to j2 Global, Inc.
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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to valuation and impairment of marketable securities, valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

The Company determines whether Digital Media revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned-and-operated web properties, on third party sites or on unaffiliated advertising networks, (ii) through the Company's lead-generation business and (iii) through the Company's Digital Media licensing program. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company's owned-and-operated web properties or certain third party sites.

Fair Value Measurements

As of June 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amounts are immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

Contingent Consideration

j2 Global measures contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs and such liabilities are classified within Level 3 of the fair value hierarchy (see Note 5 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation, if any. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. If the amount paid is less than the liability on the acquisition date, such deficiency is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period.  The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method. The Company currently intends to satisfy the conversion obligation of its Convertible Notes (See Note 7 - Long Term Debt) by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company's common shares. As a result, the potential common shares to satisfy the excess conversion value will be included in the presentation of diluted EPS only to the extent that the conversion features are in-the-money and the effect is dilutive.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements.The amendments in this update cover a wide range of topics in the Codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Since the this update is intended to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice, the adoption of this standard is not expected to have a material impact on our financial statements.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

The Company completed the following acquisitions during the first six months of fiscal 2015, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued share capital of Firstway, an Ireland-based distributor of FaxBOX® digital fax services; (b) an asset purchase of Nuvotera (formerly known as Spam Soap), a California-based supplier of email security; (c) an asset purchase of EmailDirect, a California-based provider of email marketing services; (d) an asset purchase of SugarSync®, Inc., a California-based provider of online file backup, synchronization and sharing assets; and (e) other immaterial asset acquisitions of online data backup businesses in the Business Cloud Services segment.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of June 30, 2015, reflect the results of operations of all 2015 acquisitions. For the six months ended June 30, 2015, these acquisitions contributed $11.3 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $74.9 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$2,014
Property and equipment	490
Other assets	407
Software	267
Trade names	2,934
Customer relationships	37,935
Other intangibles	33
Goodwill	41,604
Other accrued liabilities	(1,080)
Deferred revenue	(8,031)
Capital lease	(195)
Deferred tax liability	(1,459)
Total	$74,919

The initial accounting for the 2015 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items. Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2015, the Company recorded adjustments to the initial working capital related to prior period acquisitions and finalized the fair value of contingent consideration associated with the acquisition of Scene LLC ("Ookla"), which resulted in a net decrease in goodwill in the amount of $(0.5) million.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2015 is $41.6 million, of which $21.4 million is expected to be deductible for income tax purposes.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2015	December 31, 2014
Due within 1 year	$67,140	$59,896
Due within more than 1 year but less than 5 years	53,842	60,178
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	335	330
Total	$121,317	$120,404

The following table summarizes the Company’s investments (in thousands):

	June 30, 2015	December 31, 2014
Available-for-sale	$151,303	$156,649
Certificates of deposit	62	65
Total	$151,365	$156,714

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of June 30, 2015 and December 31, 2014 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Corporate debt securities	$92,977	$149	$(81)	$93,045
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,215	17	(2)	26,230
Debt securities issued by states of the United States and political subdivisions of the states	2,040	2	—	2,042
Equity securities	20,611	9,375	—	29,986
Total	$141,843	$9,543	$(83)	$151,303

December 31, 2014
Corporate debt securities	$91,456	$147	$(136)	$91,467
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,848	9	(13)	26,844
Debt securities issued by states of the United States and political subdivisions of the states	2,088	5	—	2,093
Equity securities	20,611	15,634	—	36,245
Total	$141,003	$15,795	$(149)	$156,649

At June 30, 2015, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to June 30, 2015. At June 30, 2015, equity securities were recorded as available-for-sale and represent a strategic equity investment in Carbonite, Inc. At June 30, 2015, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$52,055	$(81)	$—	$—	$52,055	$(81)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	10,106	(2)	—	—	10,106	(2)
Total	$62,161	$(83)	$—	$—	$62,161	$(83)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$57,898	$(131)	$1,260	$(5)	$59,158	$(136)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,072	(13)	—	—	15,072	(13)
Total	$72,970	$(144)	$1,260	$(5)	$74,230	$(149)

As of June 30, 2015 and December 31, 2014, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The fair value of the Senior Notes and Convertible Notes (See Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, if available, which are Level 1 inputs. If such information is unavailable, the fair value of these securities is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. If none of the aforementioned information is available, the fair value of these securities is determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are also Level 2 inputs.

In addition, the Company may pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs. The total carrying value of long-term debt was $597.2 million and $593.4 million, and the corresponding fair value was approximately $734.9 million and $711.1 million, at June 30, 2015 and December 31, 2014, respectively.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$227,979	$—	$—	$227,979
Time deposits	—	1,700	—	1,700
Corporate commercial papers	—	10,576	—	10,576
Certificates of deposit	—	62	—	62
Equity securities	29,986	—	—	29,986
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,230	—	26,230
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,042	—	2,042
Corporate debt securities	—	93,045	—	93,045
Total assets measured at fair value	$257,965	$133,655	$—	$391,620

Liabilities:
Contingent consideration	$—	$—	$13,000	$13,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$13,000	$13,742

December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$212,645	$—	$—	$212,645
Time deposits	—	51,807	—	51,807
Certificates of deposit	—	65	—	65
Equity securities	36,245	—	—	36,245
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,844	—	26,844
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,093	—	2,093
Corporate debt securities	—	91,467	—	91,467
Total assets measured at fair value	$248,890	$172,276	$—	$421,166

Liabilities:
Contingent consideration	$—	$—	$15,000	$15,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$15,000	$15,742

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2015, there were no transfers that have occurred between levels.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of December 31, 2014	$15,000
Contingent consideration	(3,000)	Not applicable
Total (gains) losses reported in earnings	1,000	General and administrative
Transfers into or out of Level 3	—
Balance as of June 30, 2015	$13,000

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was estimated to have a fair value of $15.0 million, which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2014. The fair value of the contingent consideration was subsequently finalized during the first quarter of 2015 to $12.0 million. During the three months ended June 30, 2015, the Company recorded a net increase in the fair value of the contingent consideration of $1.0 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of December 31, 2014	$742
Total (gains) losses reported in earnings	—
Balance as of June 30, 2015	$742

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2015	$390,063	$245,612	$635,675
Goodwill acquired (Note 3)	41,604	—	41,604
Purchase accounting adjustments	3,835	(4,291)	(456)
Foreign exchange translation	(2,746)	7	(2,739)
Balance as of June 30, 2015	$432,756	$241,328	$674,084

Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of June 30, 2015 and December 31, 2014 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	June 30, 2015	December 31, 2014
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of June 30, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.3 years	$97,359	$(20,895)	$76,464
Patent and patent licenses	8.3 years	63,955	(42,098)	21,857
Customer relationships	8.9 years	264,743	(89,255)	175,488
Other purchased intangibles	4.3 years	28,485	(18,937)	9,548
Total		$454,542	$(171,185)	$283,357

As of December 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.5 years	$94,770	$(16,598)	$78,172
Patent and patent licenses	9.0 years	62,940	(38,013)	24,927
Customer relationships	9.3 years	230,424	(66,658)	163,766
Other purchased intangibles	4.3 years	28,360	(16,236)	12,124
Total		$416,494	$(137,505)	$278,989

Amortization expense, included in general and administrative expense, approximated $17.6 million and $11.5 million for the three month periods ended June 30, 2015 and 2014, respectively, and $34.6 million and $21.5 million for the six month periods ended June 30, 2015 and 2014, respectively. Amortization expense is estimated to approximate $57.8 million, $47.7 million, $43.1 million, $32.7 million and $30.4 million for fiscal years 2015 through 2019, respectively, and $106.2 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiary, j2 Cloud Services, Inc., issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of June 30, 2015, the unamortized discount on the Senior Notes was approximately $3.5 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $1.0 million as of June 30, 2015, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of June 30, 2015, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries. If j2 Cloud Services, Inc. or any of its restricted subsidiaries (as that term is defined in the indenture) acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant restricted subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of June 30, 2015, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

As of June 30, 2015, the estimated fair value of the Senior Notes was approximately $267.0 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of June 30, 2015.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of June 30, 2015, the carrying value of the Convertible Notes was $350.7 million, which consisted of $402.5 million outstanding principal amount net of $51.8 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of June 30, 2015, the remaining period over which the unamortized debt discount will be amortized is 6.0 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the underwriters' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs was attributable to the liability component and is recorded within other assets and is being amortized to interest expense through June 15, 2021. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs was netted with the equity component in additional paid-in capital at the issuance date. The unamortized balance as of June 30, 2015 was $8.8 million.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2015, the estimated fair value of the Convertible Notes was approximately $467.9 million.

Cash paid for interest on debt for the six months ended June 30, 2015 was $16.5 million.

Long-term debt as of June 30, 2015 consists of the following (in thousands):

Senior Notes	$246,462
Convertible Notes	350,747
Total long-term debt	597,209
Less: current portion	—
Total long-term debt, less current portion	$597,209

8.	Commitments and Contingencies

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
On January 7, 2011, the Department of Revenue for the State of Washington (“Washington Department of Revenue”) issued assessments to a j2 Global affiliate for business and occupation tax and retail sales tax for the period of January 1, 2004 through September 30, 2010. On November 16, 2012, the Washington Department of Revenue denied the j2 Global affiliate’s petition for correction. The j2 Global affiliate paid the assessments and, on June 21, 2013, filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County (No. 13-2-01338-7). In that suit, the j2 Global affiliate is seeking a refund of the entire amount paid and a declaration that the Washington Department of Revenue improperly imposed the taxes. Discovery is ongoing.
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
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. Huster also filed a motion to disqualify various law firms from continuing to represent the defendants. In addition, defendants filed several motions to dismiss on March 12, 2015, including three by j2 Global affiliates. These motions remain pending.
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
On February 19, 2014, two j2 Global affiliates filed suit in the U.S. District Court for the Central District of California (“Central District of California”) (No. 2:14-cv-01283) against RPost Holdings, Inc. and two of its affiliates (collectively, “RPost”), alleging infringement of two j2 Global patents and seeking a declaration of non-infringement and invalidity of nine RPost patents that had been asserted against the j2 Global affiliates in a patent assertion letter from RPost. An amended complaint was filed on June 20, 2014, adding an additional j2 Global affiliate as a plaintiff. RPost filed an answer to the complaint on July 14, 2014, asserting counterclaims of infringement for the nine RPost patents against the Campaigner® service. On April 27, 2015, the Central District of California granted the j2 Global affiliates’ motion to stay the litigation pending the resolution of a separate lawsuit, which does not directly involve j2 Global or its affiliates but does address RPost’s ownership of and right to assert the RPost patents-in-suit.
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate purported class action against the same j2 Global affiliate in Los Angeles Superior Court (No. BC555721). The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliate’s customers, including those with eVoice® and Onebox® accounts. The plaintiffs are seeking, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related and consolidated for discovery purposes. On March 13, 2015, a third amended complaint was filed in this action, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On or around June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. Discovery on the case filed by LEO and Dancel is ongoing.
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

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are not subject to various telecommunication taxes. Moreover, the Company does not believe that its business and its users (by using our services) are subject to other indirect taxes, such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess our business and operations with respect to telecommunications and other indirect taxes.

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire October 1, 2015, does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

The Company is currently under audit for indirect taxes in several states and municipalities. On February 27, 2013, the Office of Finance for the City of Los Angeles (the "Los Angeles Office of Finance") issued assessments to a j2 Global affiliate for business and communications taxes for the period of January 1, 2009 through December 31, 2012. On September 11, 2014, the Los Angeles Office of Finance issued revised assessments to a j2 Global affiliate increasing such affiliate's liability to the City of Los Angeles. On April 30, 2015, the Los Angeles Office of Finance Board of Review denied the j2 Global affiliate's request to abate the assessments. The j2 Global affiliate paid the assessments and requested the abatement of penalties associated with the assessments. In addition, the j2 Global affiliate is currently working with the Office of the City Attorney of the City of Los Angeles to obtain a refund of the entire amount paid. For other jurisdictions, the Company currently has no reserves established for these matters, as the Company has determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

9.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company evaluates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. The Company's effective tax rate was 0.5% and 10.9% for the three months ended June 30, 2015 and 2014, respectively and 13.3% and 16.4% for the six months ended June 30, 2015 and 2014, respectively.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.  Income before income taxes included income from domestic operations of $28.2 million and $38.8 million for the six months ended June 30, 2015 and 2014, respectively, and income from foreign operations of $41.9 million and $37.5 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had $25.1 million and $37.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $26.9 million for the six months ended June 30, 2015.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $14.5 million and $5.8 million at June 30, 2015 and December 31, 2014, respectively.

Income Tax Audits:

The Company was under examination by the U.S. Internal Revenue Service ("IRS") for tax years 2009 through 2010. The Company appealed the IRS tax examiner's adjustments for tax years 2009 and 2010. In April 2015, the Company and the IRS reached a settlement which effectively closed the IRS examination for the Company’s 2009 and 2010 tax years. In conjunction with the settlement, the Company made tax and interest payments totaling $1.8 million to the IRS. In June 2015, the Company filed amended state franchise and income tax returns to reflect the IRS settlement and paid tax and interest related to those amended returns totaling $0.9 million. As a result of the IRS settlement, the Company determined that the 2009 and 2010 tax years were closed and decreased its liabilities for uncertain tax positions by $9.3 million. The Company remains under income tax audit by the IRS for the 2011 tax year.

j2 Global was under income tax audit by the California Franchise Tax Board (the “FTB”) for tax years 2009 through 2011. In April 2015, the Company was notified by the FTB that the income tax audit for tax years 2009 through 2011 had concluded with no changes. The Company is currently under income tax audit by the New York City Department of Finance for tax years 2009 through 2011 and by the Canada Revenue Agency for tax years 2010 through 2011. In January 2015, the Company was notified by the Illinois Department of Revenue that the income tax audit for tax years 2008 and 2009 had been concluded with no changes.

It is reasonably possible that these audits may conclude in the next 12 months and that actual assessment of tax by tax agencies may differ from the uncertain tax position liabilities that the Company has recorded in relation to these tax years. If the recorded uncertain tax position liabilities are inadequate to cover the actual tax liabilities assessed by the tax agencies, the Company would be required to recognize additional tax expense in the relevant period, which could be material. If the recorded uncertain tax position liabilities exceed the actual tax liabilities assessed by the tax agencies, the Company would be required to recognize any excess as reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

10.	Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the six month period ended June 30, 2015, no shares were repurchased under this program. Cumulatively at June 30, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2015, the Company purchased 23,711 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the "2015 Plan") and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2015, 125,498 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-

statutory stock options. As of June 30, 2015, 472,313 shares underlying options and 92,953 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted. As of June 30, 2015, 62,000 shares underlying options and zero shares of restricted stock were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	725,649	$24.29
Granted	62,000	67.35
Exercised	(127,838)	23.53
Canceled	—	—
Outstanding at June 30, 2015	659,811	$28.49	4.4	$26,032,294
Exercisable at June 30, 2015	544,675	$24.08	3.6	$23,891,847
Vested and expected to vest at June 30, 2015	633,034	$27.26	4.2	$25,752,888

For the six months ended June 30, 2015, j2 Global granted 62,000 options to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2015 was $15.22. There were no stock options granted during 2014.

The aggregate intrinsic values of options exercised during the six months ended June 30, 2015 and 2014 were $5.6 million and $12.8 million, respectively.

As of June 30, 2015 and December 31, 2014, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $1.4 million and $0.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 3.2 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the six months ended June 30, 2015 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 13.42% and 11.59% as of June 30, 2015 and 2014, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.61%	—%
Expected term (in years)	5.2 years	0.0 years
Dividend yield	1.78%	—%
Expected volatility	28.12%	—%
Weighted-average volatility	28.12%	—%

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $5.7 million and $3.6 million of compensation expense for the six months ended June 30, 2015 and 2014, respectively, related to restricted stock and restricted stock units. As of June 30, 2015 and December 31, 2014, the Company had unrecognized share-based compensation cost of approximately $33.9 million and $24.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.0 years for awards and 3.3 years for units.

Restricted stock award activity for the six months ended June 30, 2015 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	814,050	$26.57
Granted	147,440	66.04
Vested	(124,683)	36.69
Canceled	(74,515)	38.17
Nonvested at June 30, 2015	762,292	$31.41

Restricted stock unit award activity for the six months ended June 30, 2015 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	102,924
Granted	10,900
Vested	(13,081)
Canceled	(7,790)
Outstanding at June 30, 2015	92,953	1.9	$6,315,227
Vested and expected to vest at June 30, 2015	71,843	1.7	$4,880,982

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2015 and 2014, 2,104 and 2,824 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $126,000 and $123,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, 1,632,360 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$38,916	$35,049	$60,794	$63,814
Net income available to participating securities (a)	(637)	(701)	(1,006)	(1,418)
Net income available to j2 Global, Inc. common shareholders	$38,279	$34,348	$59,788	$62,396
Denominator:
Weighted-average outstanding shares of common stock	47,537,597	46,745,596	47,480,315	46,556,428
Dilutive effect of:
Equity incentive plans	315,977	322,171	256,691	355,146
Common stock and common stock equivalents	47,853,574	47,067,767	47,737,006	46,911,574
Net income per share:
Basic	$0.81	$0.73	$1.26	$1.34
Diluted	$0.80	$0.73	$1.25	$1.33

(a)	Represents unvested restricted stock awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended June 30, 2015 and 2014, there were no options outstanding which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common share. For the six months ended June 30, 2015 and 2014, there were 62,000 and no options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common share.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues by segment:
Business Cloud Services	$125,188	$106,523	$243,249	$207,353
Digital Media	50,907	38,274	94,164	71,642
Elimination of inter-segment revenues	(57)	(53)	(122)	(127)
Total revenues	176,038	144,744	337,291	278,868

Direct costs by segment(1):
Business Cloud Services	72,858	60,156	143,901	115,768
Digital Media	40,986	32,717	80,075	61,433
Direct costs by segment(1):	113,844	92,873	223,976	177,201

Business Cloud Services operating income	52,330	46,367	99,348	91,585
Digital Media operating income	9,921	5,556	14,089	10,208
Segment operating income	62,251	51,923	113,437	101,793

Global operating costs(2)	12,185	7,085	22,841	15,371
Income from operations	$50,066	$44,838	$90,596	$86,422

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

	June 30, 2015	December 31, 2014
Assets:
Business Cloud Services	$933,702	$883,587
Digital Media	385,365	378,381
Total assets from reportable segments	1,319,067	1,261,968
Corporate	407,742	443,234
Total assets	$1,726,809	$1,705,202

	Six Months Ended June 30,
	2015	2014
Capital expenditures:
Business Cloud Services	$3,477	$2,803
Digital Media	3,296	1,618
Total from reportable segments	6,773	4,421
Corporate	182	210
Total capital expenditures	$6,955	$4,631

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization:
Business Cloud Services	$14,758	$10,026	$28,772	$18,058
Digital Media	6,944	5,105	14,024	10,023
Total from reportable segments	21,702	15,131	42,796	28,081
Corporate	192	186	385	374
Total depreciation and amortization	$21,894	$15,317	$43,181	$28,455

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$121,017	$96,847	$230,049	$188,274
Canada	18,947	17,436	37,086	34,944
Ireland	10,820	11,414	20,755	22,509
All other countries	25,254	19,047	49,401	33,141
	$176,038	$144,744	$337,291	$278,868

	June 30, 2015	December 31, 2014
Long-lived assets:
United States	$218,818	$216,099
All other countries	101,319	101,107
Total	$320,137	$317,206

14.	Unrestricted Subsidiaries

As of June 30, 2015, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$55,796	$27,944
Accounts receivable	51,295	57,005
Prepaid expenses and other current assets	2,785	2,986
Deferred income taxes	5,829	5,292
Total current assets	115,705	93,227
Property and equipment, net	13,408	12,834
Trade names, net	67,038	70,310
Patent and patent licenses, net	21,013	24,007
Customer relationships, net	49,779	55,925
Goodwill	241,328	245,613
Other purchased intangibles, net	7,114	8,901
Other assets	1,654	1,706
Total assets	$517,039	$512,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$42,389	$40,296
Income taxes payable	—	316
Deferred revenue, current	5,990	5,277
Total current liabilities	48,379	45,889
Long-term debt	110,000	110,000
Deferred income taxes	18,224	17,397
Other long-term liabilities	15,100	16,243
Total liabilities	191,703	189,529
Additional paid-in capital	318,810	317,932
Retained Earnings	7,780	6,051
Accumulated other comprehensive income (loss)	(1,254)	(989)
Total stockholders’ equity	325,336	322,994
Total liabilities and stockholders’ equity	$517,039	$512,523

The results of operations of the Unrestricted Subsidiaries for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$51,103	$38,907	$95,524	$72,275

Cost of revenues	5,017	4,445	9,371	8,297
Gross profit	46,086	34,462	86,153	63,978
Operating expenses:
Sales and marketing	19,182	16,431	36,844	31,389
Research, development and engineering	2,167	1,154	4,068	2,226
General and administrative	16,918	12,959	34,897	21,793
Total operating expenses	38,267	30,544	75,809	55,408
Income from operations	7,819	3,918	10,344	8,570
Interest expense (income), net	2,801	(3)	5,318	(1)
Other expense (income), net	(145)	(76)	99	(418)
Income (loss) before income taxes	5,163	3,997	4,927	8,989
Income tax expense	2,878	2,209	3,197	4,235
Net income (loss)	$2,285	$1,788	$1,730	$4,754

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$9,768	$(31,752)	$(21,984)
Other comprehensive (loss) income before reclassifications	(3,929)	7,112	3,183
Amounts reclassified from accumulated other comprehensive income	(5)	—	(5)
Net current period other comprehensive (loss) income	(3,934)	7,112	3,178
Ending balance	$5,834	$(24,640)	$(18,806)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$9,388	$(16,515)	$(7,127)
Other comprehensive (loss) income before reclassifications	(3,541)	(8,125)	(11,666)
Amounts reclassified from accumulated other comprehensive income	(13)	—	(13)
Net current period other comprehensive (loss) income	(3,554)	(8,125)	(11,679)
Ending balance	$5,834	$(24,640)	$(18,806)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unrealized gain on available-for-sale investments	$(9)	$(21)	Other expense (income), net
	(9)	(21)	Total, before income taxes
	4	8	Income tax expense (benefit)
	(5)	(13)	Total, net of tax
Total reclassifications for the period	$(5)	$(13)	Total, net of tax

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions do not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, Inc.’s ability to pay dividends to j2 Global, Inc.

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

	June 30, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$220,787	$11,400	$183,743	$—	$415,930
Short-term investments	55,489	41,637	62	—	97,188
Accounts receivable, net	—	12,423	74,939	(43)	87,319
Prepaid expenses and other current assets	1,595	16,989	10,111	(1,555)	27,140
Deferred income taxes	782	—	3,732	—	4,514
Intercompany receivable	72,000	105,827	—	(177,827)	—
Total current assets	350,653	188,276	272,587	(179,425)	632,091
Long-term investments	47,119	7,058	—	—	54,177
Property and equipment, net	—	7,088	29,690	—	36,778
Trade names, net	—	10,172	93,671	—	103,843
Patent and patent licenses, net	—	815	21,042	—	21,857
Customer relationships, net	—	1,699	173,789	—	175,488
Goodwill	—	54,087	619,997	—	674,084
Other purchased intangibles, net	—	4,248	10,732	—	14,980
Investment in subsidiaries	889,340	943,491	8,717	(1,841,548)	—
Other assets	8,786	2,718	2,007	—	13,511
Total assets	$1,295,898	$1,219,652	$1,232,232	$(2,020,973)	$1,726,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,500	$28,429	$54,195	$(43)	$87,081
Income taxes payable	—	2,770	—	(1,555)	1,215
Deferred revenue, current	—	20,461	54,892	—	75,353
Capital lease, current	—	—	324	—	324
Deferred income taxes	—	—	362	—	362
Intercompany payable	54,901	—	122,926	(177,827)	—
Total current liabilities	59,401	51,660	232,699	(179,425)	164,335

Long term debt	350,747	246,462	—	—	597,209
Capital lease, non-current	—	—	195	—	195
Liability for uncertain tax positions	—	25,136	—	—	25,136
Deferred income taxes	26,759	—	36,508	—	63,267
Deferred revenue, non-current	—	6,227	1,995	—	8,222
Other long-term liabilities	1,071	827	17,344	—	19,242
Total liabilities	437,978	330,312	288,741	(179,425)	877,606
Common stock, $0.01 par value.	476	—	—	—	476
Additional paid-in capital - common	282,702	235,332	422,108	(657,440)	282,702
Retained earnings	574,683	648,467	545,789	(1,184,108)	584,831
Accumulated other comprehensive loss	59	5,541	(24,406)	—	(18,806)
Total stockholders’ equity	857,920	889,340	943,491	(1,841,548)	849,203
Total liabilities and stockholders’ equity	$1,295,898	$1,219,652	$1,232,232	$(2,020,973)	$1,726,809

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$56,547	$129,217	$(9,726)	$176,038

Cost of revenues	1	15,414	23,748	(9,669)	29,494
Gross profit	(1)	41,133	105,469	(57)	146,544
Operating expenses:
Sales and marketing	—	10,512	29,966	(57)	40,421
Research, development and engineering	2	3,763	5,204	—	8,969
General and administrative	3,538	9,011	34,539	—	47,088
Total operating expenses	3,540	23,286	69,709	(57)	96,478
Operating income	(3,541)	17,847	35,760	—	50,066
Equity earnings in subsidiaries	45,530	26,742	—	(72,272)	—
Interest expense (income), net	2,772	5,791	2,318	—	10,881
Other expense (income), net	(5)	(28)	121	—	88
Income before income taxes	39,222	38,826	33,321	(72,272)	39,097
Income tax expense	306	(6,704)	6,579	—	181
Net income	$38,916	$45,530	$26,742	$(72,272)	$38,916

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$65,313	$106,042	$(26,611)	$144,744

Cost of revenues	—	19,051	33,065	(26,558)	25,558
Gross profit	—	46,262	72,977	(53)	119,186
Operating expenses:
Sales and marketing	—	8,968	26,414	(53)	35,329
Research, development and engineering	—	3,471	4,129	—	7,600
General and administrative	400	7,646	23,373	—	31,419
Total operating expenses	400	20,085	53,916	(53)	74,348
Operating income	(400)	26,177	19,061	—	44,838
Equity earnings in subsidiaries	—	12,780	—	(12,780)	—
Interest expense (income), net	650	5,095	(63)	—	5,682
Other expense (income), net	—	(40)	(145)	—	(185)
Income before income taxes	(1,050)	33,902	19,269	(12,780)	39,341
Income tax expense	(379)	(1,818)	6,489	—	4,292
Net income	$(671)	$35,720	$12,780	$(12,780)	$35,049

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$111,166	$245,652	$(19,527)	$337,291

Cost of revenues	1	30,942	46,143	(19,405)	57,681
Gross profit	(1)	80,224	199,509	(122)	279,610
Operating expenses:
Sales and marketing	—	20,292	57,841	(122)	78,011
Research, development and engineering	2	7,618	9,795	—	17,415
General and administrative	7,717	15,861	70,010	—	93,588
Total operating expenses	7,719	43,771	137,646	(122)	189,014
Operating income	(7,720)	36,453	61,863	—	90,596
Equity earnings in subsidiaries	71,782	50,283	—	(122,065)	—
Interest expense (income), net	5,360	10,899	4,935	—	21,194
Other expense (income), net	(17)	311	(990)	—	(696)
Income before income taxes	58,719	75,526	57,918	(122,065)	70,098
Income tax expense	(2,075)	3,744	7,635	—	9,304
Net income	$60,794	$71,782	$50,283	$(122,065)	$60,794

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$116,507	$202,676	$(40,315)	$278,868

Cost of revenues	—	39,004	50,131	(40,188)	48,947
Gross profit	—	77,503	152,545	(127)	229,921
Operating expenses:
Sales and marketing	—	17,980	50,435	(127)	68,288
Research, development and engineering	—	7,091	7,723	—	14,814
General and administrative	400	17,215	42,782	—	60,397
Total operating expenses	400	42,286	100,940	(127)	143,499
Operating income	(400)	35,217	51,605	—	86,422
Equity earnings in subsidiaries	—	40,720	—	(40,720)	—
Interest expense (income), net	650	10,198	(218)	—	10,630
Other expense (income), net	—	(71)	(434)	—	(505)
Income before income taxes	(1,050)	65,810	52,257	(40,720)	76,297
Income tax expense	(379)	1,325	11,537	—	12,483
Net income	$(671)	$64,485	$40,720	$(40,720)	$63,814

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$38,916	$45,530	$26,742	$(72,272)	$38,916
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	7,112	—	7,112
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	(267)	(3,667)	—	—	(3,934)
Other comprehensive income (loss), net of tax	(267)	(3,667)	7,112	—	3,178
Comprehensive income	$38,649	$41,863	$33,854	$(72,272)	$42,094

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(671)	$35,720	$12,780	$(12,780)	$35,049
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	1,334	—	1,334
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	2,477	408	—	2,885
Other comprehensive income (loss), net of tax	—	2,477	1,742	—	4,219
Comprehensive income	$(671)	$38,197	$14,522	$(12,780)	$39,268

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$60,794	$71,782	$50,283	$(122,065)	$60,794
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(8,125)	—	(8,125)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	44	(3,598)	—	—	(3,554)
Other comprehensive income (loss), net of tax	44	(3,598)	(8,125)	—	(11,679)
Comprehensive income	$60,838	$68,184	$42,158	$(122,065)	$49,115

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$(671)	$64,485	$40,720	$(40,720)	$63,814
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	2,171	—	2,171
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	—	(421)	666	—	245
Other comprehensive income (loss), net of tax	—	(421)	2,837	—	2,416
Comprehensive income	$(671)	$64,064	$43,557	$(40,720)	$66,230

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(26,174)	$35,542	$88,242	$—	$97,610
Cash flows from investing activities:
Maturity of certificates of deposit	—	65	—	—	65
Purchase of certificates of deposit	—	(62)	—	—	(62)
Maturity of available-for-sale investments	38,047	18,048	—	—	56,095
Purchase of available-for-sale investments	(37,734)	(19,731)	—	—	(57,465)
Purchases of property and equipment	—	(496)	(6,459)	—	(6,955)
Acquisition of businesses, net of cash received	—	(497)	(73,811)	—	(74,308)
Purchases of intangible assets	—	291	(1,157)	—	(866)
Investment in subsidiaries	—	—	—	—	—
Net cash (used in) provided by investing activities	313	(2,382)	(81,427)	—	(83,496)
Cash flows from financing activities:
Repurchases of common and restricted stock	(2,302)	—	—	—	(2,302)
Issuance of common stock under employee stock purchase plan	126	—	—	—	126
Exercise of stock options	3,009	—	—	—	3,009
Dividends paid	(28,610)	—	—	—	(28,610)
Excess tax benefits from share-based compensation	2,104	—	—	—	2,104
Deferred payments for acquisitions	—	(656)	(3,227)	—	(3,883)
Other	—	—	(180)	—	(180)
Intercompany	45,533	(60,376)	14,843	—	—
Net cash (used in) provided by financing activities	19,860	(61,032)	11,436	—	(29,736)

Effect of exchange rate changes on cash and cash equivalents	(2)	2,462	(4,571)	—	(2,111)
Net change in cash and cash equivalents	(6,003)	(25,410)	13,680	—	(17,733)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$220,787	$11,400	$183,743	$—	$415,930

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Six Months Ended June 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$52	$2,497	$89,257	$—	$91,806
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Maturity of available-for-sale investments	—	40,340	11,589	—	51,929
Purchase of available-for-sale investments	—	(45,044)	1	—	(45,043)
Purchases of property and equipment	—	(533)	(4,098)	—	(4,631)
Proceeds from sale of assets	—	—	608	—	608
Acquisition of businesses, net of cash received	—	55	(79,601)	—	(79,546)
Purchases of intangible assets	—	(2,804)	(1,095)	—	(3,899)
Investment in subsidiaries	—	(1,021)	1,021	—	—
Net cash (used in) provided by investing activities	—	(797)	(65,265)	—	(66,062)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance costs	(11,069)	—	—	—	(11,069)
Repurchases of common stock and restricted stock	—	(4,733)	—	—	(4,733)
Issuance of common stock under employee stock purchase plan	—	123	—	—	123
Exercise of stock options	—	5,247	—	—	5,247
Dividends paid	—	(25,302)	—	—	(25,302)
Excess tax benefits from share-based compensation	—	4,803	—	—	4,803
Deferred payments for acquisitions	—	(3,996)	(9,477)	—	(13,473)
Other	—	(54)	(163)	—	(217)
Intercompany	—	17,792	(17,792)	—	—

Net cash (used in) provided by financing activities	391,431	(6,120)	(27,432)	—	357,879
Effect of exchange rate changes on cash and cash equivalents	—	(18)	475	—	457
Net change in cash and cash equivalents	391,483	(4,438)	(2,965)	—	384,080
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$391,483	$29,968	$170,430	$—	$591,881

17.	Subsequent Events

On August 3, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.3075 per share of common stock payable on September 1, 2015 to all stockholders of record as of the close of business on August 17, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and six months ended June 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Subscriber revenues:
Fixed	$102,437	$85,507	$198,535	$165,986
Variable	21,368	19,633	41,054	38,006
Total subscriber revenues	$123,805	$105,140	$239,589	$203,992
Other license revenues	1,383	1,383	3,660	3,361
Total revenues	$125,188	$106,523	$243,249	$207,353

Percentage of total subscriber revenues:
Fixed	82.7%	81.3%	82.9%	81.4%
Variable	17.3%	18.7%	17.1%	18.6%

Total revenues:
DID-based	$88,946	$87,685	$174,723	$173,467
Non-DID-based	36,242	18,838	68,526	33,886
Total revenues	$125,188	$106,523	$243,249	$207,353

Average monthly revenue per Cloud Business Customer (1)(2)	$14.15	$13.84
Cancel Rate(3)	1.9%	2.0%

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

(3)
User cancel rate, also called user churn, is defined as cancellation of service by Cloud Business customers with greater than 4 months of continuous service (continuous service includes Cloud Business customers that are administratively canceled and reactivated within the same calendar month). User cancel rate is calculated monthly and expressed here as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Visits	956	594	1,803	1,536
Page views	2,392	2,021	5,873	5,148
Sources: Omniture; Google Analytics

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015, as amended by subsequent Quarterly Reports on Form 10-Q. During the three months ended June 30, 2015, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2015
Business Cloud Services Segment
Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to continue for the foreseeable future (excluding the impact of acquisitions). The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues. However, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period-to-period. This variability can cause the overall segment's financial results to materially vary from period-to-period.
Digital Media Segment
Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits in our Digital Media segment to improve over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.
The operating margin we realize on revenues generated from ads placed on our websites is significantly higher than the operating margin we realize from revenues generated from those placed on third-party websites. Growth in advertising revenues from our websites has generally exceeded that from third-party websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future. However, the trend in advertising spend is shifting to mobile devices and other newer advertising formats which generally experience lower margins than those from desktop computers and tablets. We expect this trend to continue to put pressure on our margins.
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
We expect acquisitions to remain an important component of our strategy and use of capital; however, we cannot predict whether our current pace of acquisitions will remain the same across our organization or within each segment of our business. In a given period, we may close greater or fewer acquisitions than in prior periods. Moreover, future acquisitions of businesses within a business segment but with different business models may impact such segment's and our company's overall profit margins.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
Revenues	$176,038	$144,744	22%	$337,291	$278,868	21%

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

Our revenues in 2015 have increased over the comparable three and six month period of 2014 primarily due to the following factors:

•Organic growth within our Digital Media properties, in addition to acquisitions in that segment; and

•Acquisitions within our Business Cloud Services segment, in addition to organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
Cost of revenue	$29,494	$25,558	15%	$57,681	$48,947	18%
As a percent of revenue	17%	18%		17%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2015 was primarily due to an increase in costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
Sales and Marketing	$40,421	$35,329	14%	$78,011	$68,288	14%
As a percent of revenue	23%	24%		23%	24%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2015 and 2014 was $16.7 million and $15.6 million, respectively, and for the six months ended June 30, 2015 and 2014 was $32.3 million and $30.7 million, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 2015 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with acquisitions within the Business Cloud Services and Digital Media segments.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
Research, Development and Engineering	$8,969	$7,600	18%	$17,415	$14,814	18%
As a percent of revenue	5%	5%		5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2015 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

General and Administrative.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014		2015	2014
General and Administrative	$47,088	$31,419	50%	$93,588	$60,397	55%
As a percent of revenue	27%	22%		28%	22%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, taxes and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2015 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments, taxes and bad debt expense, partially offset by a decrease in professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$91	$27	$174	$181
Operating expenses:
Sales and marketing	603	426	1,187	917
Research, development and engineering	213	222	408	362
General and administrative	2,261	1,288	4,404	2,887
Total	$3,168	$1,963	$6,173	$4,347

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $10.9 million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively, and $21.2 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense (income), net for the three and six month periods ended June 30, 2015 was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $0.1 million and $(0.2) million for the three months ended June 30, 2015 and 2014, respectively, and $(0.7) million and $(0.5) million for the six months ended June 30, 2015 and 2014. respectively. The variance between the three and six months 2015 and 2014 periods was primarily due to gains or losses on currency exchanges.

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

Provision for income taxes amounted to $0.2 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively and $9.3 million and $12.5 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was 0.5% and 10.9% for the three months ended June 30, 2015 and 2014, respectively and 13.3% and 16.4% for the six months ended June 30, 2015 and 2014, respectively.

The decrease in our effective income tax rate for the three and six months ended June 30, 2015 was primarily attributable to the reversal of uncertain income tax positions as a result of a settlement with the IRS for the 2009 and 2010 tax years.

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
Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Business Cloud Services revenues:
Fax and Voice	50.7%	60.9%	52.0%	62.5%
Other	20.4%	12.7%	20.1%	11.8%
Total Business Cloud Services revenues:	71.1%	73.6%	72.1%	74.3%
Digital Media revenues:
Media	28.9%	26.4%	27.9%	25.7%
Elimination of inter-segment revenues	—%	—%	—%	—%
Total revenues	100.0%	100.0%	100.0%	100.0%

Business Cloud Services
The following segment results are presented for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
External net sales	$125,188	$106,523	$243,249	$207,353
Inter-segment net sales	—	—	—	—
Segment net sales	125,188	106,523	243,249	207,353
Cost of revenues	24,477	21,113	48,310	40,650
Gross profit	100,711	85,410	194,939	166,703
Operating expenses	48,381	39,043	95,591	75,118
Segment operating income	$52,330	$46,367	$99,348	$91,585
Segment net sales of $125.2 million for the three months ended June 30, 2015 increased $18.7 million, or 17.5%, and segment net sales of $243.2 million for the six months ended June 30, 2015 increased $35.9 million, or 17.3%, from the prior comparable periods primarily due to business acquisitions.
Segment gross profit of $100.7 million for the three months ended June 30, 2015 increased $15.3 million and segment gross profit of $194.9 million for the six months ended June 30, 2015 increased $28.2 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $48.4 million for the three months ended June 30, 2015 increased $9.3 million and segment operating expenses of $95.6 million for the six months ended June 30, 2015 increased $20.5 million from the prior comparable periods primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) additional business taxes; (c) an increase in sales and marketing costs; (d) an increase in bad debt expense; partially offset by a decrease in professional fees.
As a result of these factors, segment operating income of $52.3 million for the three months ended June 30, 2015 increased $6.0 million, or 12.9%, and segment operating income of $99.3 million for the six months ended June 30, 2015 increased $7.8 million, or 8.5% from the prior comparable periods.
Digital Media
 The following segment results are presented for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
External net sales	$50,850	$38,221	$94,042	$71,515
Intersegment net sales	57	53	122	127
Segment net sales	50,907	38,274	94,164	71,642
Cost of revenues	5,017	4,445	9,371	8,297
Gross profit	45,890	33,829	84,793	63,345
Operating expenses	35,969	28,273	70,704	53,137
Segment operating income	$9,921	$5,556	$14,089	$10,208
Segment net sales of $50.9 million for the three months ended June 30, 2015 increased $12.6 million, or 33.0%, and segment net sales of $94.2 million for the six months ended June 30, 2015 increased $22.5 million, or 31.4%, from the prior comparable periods primarily due to organic growth supplemented by business acquisitions subsequent to the prior comparable periods which are not fully reflected in the prior comparable periods results.
Segment gross profit of $45.9 million for the three months ended June 30, 2015 increased $12.1 million and segment gross profit of $84.8 million for the six months ended June 30, 2015 increased $21.4 million from the prior comparable periods primarily due to an increase in net sales between the periods.

Segment operating expenses of $36.0 million for the three months ended June 30, 2015 increased $7.7 million and segment operating expense of $70.7 million for the six months ended June 30, 2015 increased $17.6 million from the prior comparable periods primarily due to business acquisitions subsequent to the prior comparable periods.
As a result of these factors, segment operating income of $9.9 million for the three months ended June 30, 2015 increased $4.4 million and segment operating income of $14.1 million for the six months ended June 30, 2015 increased $3.9 million from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2015, we had cash and investments of $567.3 million compared to $590.4 million at December 31, 2014. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, business taxes, and repurchases of stock, partially offset by cash provided by operations and the exercise of stock options. At June 30, 2015, cash and investments consisted of cash and cash equivalents of $415.9 million, short-term investments of $97.2 million and long-term investments of $54.2 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2015, cash and investments held within foreign and domestic jurisdictions were $117.4 million and $449.9 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

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

In June 2014, the Company issued Convertible Notes of $402.5 million in aggregate principal and received net proceeds of $391.4 million in cash, net of underwriter's discounts and commissions. The net proceeds are available for general corporate purposes, which may include working capital, business acquisitions, retirement of debt and other business opportunities.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $97.6 million and $91.8 million for the six months ended June 30, 2015 and 2014, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to increased depreciation and amortization, additional amortization of financing costs and discounts, lower prepaid expenses and other current assets; partially offset by a decrease in uncertain tax positions, reduced income taxes payable and lower accounts payable and accrued expense balances. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $14.5 million and $5.8 million at June 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents and short-term investments were $513.1 million and $529.9 million at June 30, 2015 and December 31, 2014, respectively.

Net cash used in investing activities was $(83.5) million and $(66.1) million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. For the six months ended June 30, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments and certificates of deposit. The increase in our net cash used in investing activities in 2015 compared to 2014 was primarily attributable to additional purchases of available-for-sale investments and a reduction in the maturity of certificates of deposit.

Net cash (used in) provided by financing activities was $(29.7) million and $357.9 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by excess tax benefit from share-based compensation. For the six months ended June 30, 2014, net cash provided by financing activities was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation; partially offset by dividends paid and repurchases of stock. The change in net cash (used in) provided by financing activities in 2015 compared to 2014 was primarily attributable to the proceeds from the sale of the Convertible Notes.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 19, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2015:

	Payments Due in (in thousands)
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	16,541	33,081	33,081	33,081	33,081	39,345	188,210
Operating leases (c)	4,698	7,715	7,614	7,425	5,996	13,471	46,919
Telecom services and co-location facilities (d)	1,249	1,786	983	313	—	—	4,331
Holdback payment (e)	14,373	13,280	—	—	—	—	27,653
Other (f)	821	205	49	—	—	—	1,075
Total	$37,682	$56,067	$41,727	$40,819	$39,077	$705,316	$920,688

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of June 30, 2015, our liability for uncertain tax positions was $25.1 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities. In addition, with the acquisition of Ookla, acquired on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $13.0 million at June 30, 2015 which was recorded as an other long-term liability on the consolidated balance sheet. We have not been presented this contingent consideration in the table above due to the uncertainty of the amounts and timing of cash settlement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2014 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2015.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2015, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2015, we had investments in debt securities with effective maturities greater than one year of approximately $54.2 million. Such investments had a weighted average yield of approximately 0.87%. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $415.9 million and $433.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of June 30, 2015, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and (losses) were not material to our earnings , amounting to approximately $(0.1) million and $0.4 million, for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $0.5 million, for the six months ended June 30, 2015 and 2014, respectively. Cumulative translation adjustments included in other comprehensive income amounted to approximately $7.1 million and $1.3 million, net of tax, for the three months ended June 30, 2015 and 2014, respectively, and $(8.1) million and $2.2 million, net of tax, for the six months ended June 30, 2015 and 2014, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the six month period ended June 30, 2015, we repurchased zero shares under this program. Cumulatively at June 30, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2015 - April 30, 2015	—	$—	—	2,873,920
May 1, 2015 - May 31, 2015	23,711	$67.36	—	2,873,920
June 1, 2015 - June 30, 2015	—	$—	—	2,873,920
Total	23,711		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1	j2 Global 2015 Stock Option Plan (incorporated by reference to j2 Global, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 26, 2015).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 10, 2015	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2015	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	j2 Global 2015 Stock Option Plan (incorporated by reference to j2 Global, Inc.’s definitive proxy statement filed with the Securities and Exchange Commission on March 26, 2015).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.