Form 10-Q
period 2015-09-30
J2 GLOBAL, INC.
filed 2015-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, the registrant had 48,523,164 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$272,368	$433,663
Short-term investments	85,410	96,206
Accounts receivable, net of allowances of $4,094 and $3,685, respectively	97,376	91,699
Prepaid expenses and other current assets	36,738	22,602
Deferred income taxes	7,787	2,013
Total current assets	499,679	646,183
Long-term investments	52,889	60,508
Property and equipment, net	59,829	38,217
Trade names, net	123,338	105,551
Patent and patent licenses, net	20,352	24,927
Customer relationships, net	205,760	163,766
Goodwill	772,916	635,675
Other purchased intangibles, net	16,637	17,556
Other assets	13,599	12,819
Total assets	$1,764,999	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$89,638	$95,310
Income taxes payable	62	—
Deferred revenue, current	75,117	63,457
Capital lease, current	248	258
Deferred income taxes	364	342
Total current liabilities	165,429	159,367
Long-term debt	599,183	593,350
Capital lease, non-current	175	141
Liability for uncertain tax positions	27,634	37,551
Deferred income taxes	66,206	61,960
Deferred revenue, non-current	7,367	10,182
Other long-term liabilities	27,039	22,416
Total liabilities	893,033	884,967
Commitments and contingencies
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,743,985 and 47,409,514 shares, respectively	477	474
Additional paid-in capital	289,196	273,304
Retained earnings	606,808	553,584
Accumulated other comprehensive loss	(24,515)	(7,127)
Total stockholders’ equity	871,966	820,235
Total liabilities and stockholders’ equity	$1,764,999	$1,705,202

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$178,701	$153,018	$515,992	$431,886

Cost of revenues (1)	30,669	28,044	88,350	76,991
Gross profit	148,032	124,974	427,642	354,895
Operating expenses:
Sales and marketing (1)	38,808	37,047	116,819	105,335
Research, development and engineering (1)	8,289	7,637	25,704	22,451
General and administrative (1)	45,202	33,812	138,790	94,209
Total operating expenses	92,299	78,496	281,313	221,995
Income from operations	55,733	46,478	146,329	132,900
Interest expense, net	10,259	10,123	31,453	20,753
Other expense (income), net	1,086	251	390	(254)
Income before income taxes	44,388	36,104	114,486	112,401
Income tax expense	7,013	7,345	16,317	19,828
Net income	$37,375	$28,759	$98,169	$92,573

Net income per common share:
Basic	$0.77	$0.60	$2.03	$1.94
Diluted	$0.77	$0.60	$2.02	$1.93
Weighted average shares outstanding:
Basic	47,696,224	46,845,477	47,553,075	46,653,836
Diluted	47,953,871	47,163,912	47,777,622	46,988,427
Cash dividends paid per common share	$0.3075	$0.2775	$0.9000	$0.8100

(1) Includes share-based compensation expense as follows:
Cost of revenues	$99	$82	$273	$263
Sales and marketing	624	443	1,811	1,360
Research, development and engineering	227	175	635	537
General and administrative	1,820	1,491	6,224	4,378
Total	$2,770	$2,191	$8,943	$6,538

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$37,375	$28,759	$98,169	$92,573
Other comprehensive (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of zero and zero for the three and nine months of 2015, respectively, and ($2,456) and ($1,757) for the three and nine months of 2014, respectively	(4,652)	(6,977)	(12,777)	(4,806)
Unrealized (loss) on available-for-sale investments, net of tax expense (benefit) of ($625) and ($3,242) for the three and nine months of 2015, respectively, and ($1,440) and ($1,295) for the three and nine months of 2014, respectively	(1,057)	(3,006)	(4,611)	(2,761)
Other comprehensive loss, net of tax	(5,709)	(9,983)	(17,388)	(7,567)
Comprehensive income	$31,666	$18,776	$80,781	$85,006

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS

(Unaudited, in thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$98,169	$92,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,635	43,307
Accretion and amortization of discount and premium of investments	871	983
Amortization of financing costs and discounts	6,774	2,828
Share-based compensation	8,943	6,538
Excess tax benefits from share-based compensation	(4,541)	(6,728)
Provision for doubtful accounts	5,015	3,278
Deferred income taxes, net	219	(2,954)
Gain on sale of available-for-sale investments	(37)	(69)
Decrease (increase) in:
Accounts receivable	(4,296)	1,267
Prepaid expenses and other current assets	2,815	(4,124)
Other assets	(77)	(128)
(Decrease) increase in:
Accounts payable and accrued expenses	(5,783)	(2,949)
Income taxes payable	(13,565)	7,565
Deferred revenue	(3,727)	(815)
Liability for uncertain tax positions	(9,916)	(8,071)
Other long-term liabilities	4,074	(380)
Net cash provided by operating activities	148,573	132,121
Cash flows from investing activities:
Maturity of certificates of deposit	65	14,520
Purchase of certificates of deposit	(62)	—
Maturity of available-for-sale investments	87,976	60,456
Purchase of available-for-sale investments	(78,281)	(112,983)
Purchases of property and equipment	(11,927)	(7,755)
Proceeds from sale of assets	—	608
Acquisition of businesses, net of cash received	(259,838)	(118,238)
Purchases of intangible assets	(1,258)	(4,806)
Net cash used in investing activities	(263,325)	(168,198)
Cash flows from financing activities:
Issuance of long-term debt	—	402,500
Debt issuance costs	—	(11,527)
Repurchases of common stock and restricted stock	(3,159)	(5,473)
Issuance of common stock under employee stock purchase plan	196	199
Exercise of stock options	4,618	6,387
Dividends paid	(43,526)	(38,547)
Excess tax benefits from share-based compensation	4,541	6,728
Deferred payments for acquisitions	(5,411)	(14,316)
Other	(250)	(711)
Net cash (used in) provided by financing activities	(42,991)	345,240
Effect of exchange rate changes on cash and cash equivalents	(3,552)	(1,967)
Net change in cash and cash equivalents	(161,295)	307,196
Cash and cash equivalents at beginning of period	433,663	207,801
Cash and cash equivalents at end of period	$272,368	$514,997
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Fair Value Measurements

As of September 30, 2015 and December 31, 2014, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's senior unsecured notes was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt discounts as a reduction to the debt amount. j2 Global capitalized third-party costs incurred in connection with its sale of senior unsecured notes within long-term other assets and recorded the original purchase discount as a reduction to such notes (See Note 7 - Long Term Debt). These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the effective interest method.

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

At September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amounts are immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments in this ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, the amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The Company decided to early adopt this guidance in the current period.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

The Company completed the following acquisitions during the first nine months of fiscal 2015, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued share capital of Firstway, an Ireland-based distributor of FaxBOX® digital fax services; (b) an asset purchase of Nuvotera (formerly known as Spam Soap), a California-based supplier of email security; (c) an asset purchase of EmailDirect, a California-based provider of email marketing services; (d) an asset purchase of SugarSync®, Inc., a California-based provider of online file backup, synchronization and sharing assets; (e) an asset purchase of Popfax, a France-based global provider of internet fax services; (f) a stock purchase of the entire capital stock of Salesify, a California-based based provider of lead generation solutions; (g) an asset purchase of LiveVault®, a California-based global provider of data backup and recovery services; and (h) other immaterial acquisitions primarily of fax and online data backup businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of September 30, 2015, reflect the results of operations of all 2015 acquisitions. For the nine months ended September 30, 2015, these acquisitions contributed $20.1 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $265.6 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$7,721
Property and equipment	6,208
Other assets	998
Software	19,010
Trade names	24,436
Customer relationships	86,730
Other intangibles	923
Goodwill	136,768
Other accrued liabilities	(5,662)
Deferred revenue	(9,922)
Capital lease	(195)
Deferred tax liability	(1,459)
Total	$265,556

During 2015, the purchase price accounting has been finalized for the following acquisitions: (i) Stay Secure, (ii) TestudoData LLC, (iii) Comendo A/S, (iv) Ookla, (v) Nuvotera, (vi) SugarSync® and (vii) other immaterial fax and online data backup businesses. The initial accounting for all other 2015 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items. In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and was determined to have a preliminary estimated fair value of $4.0 million which was recorded as an other long-term liability on the consolidated balance sheet as of September 30, 2015. The fair value of the contingent consideration was determined using options-based valuation approaches based on various inputs, including discount rates, volatility and market risk which are not readily observable in the market, representing Level 3 measurement within the fair value hierarchy (see Note 5 - Fair Value Measurements). Actual amounts recorded upon finalization of the purchase accounting may differ materially from the information presented in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2015, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting of Stay Secure and Comendo A/S in the Business Cloud Services

segment which resulted in a net increase in goodwill in the amount of $9.8 million and a corresponding decrease in customer relationships, net. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and finalized the fair value of contingent consideration associated with the acquisition of Scene LLC ("Ookla") in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of$(4.3) million (See Note 6 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the condensed consolidated statement of income for the nine months ended September 30, 2015.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2015 is $136.8 million, of which $112.1 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for 2015 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company's consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2014 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2015 acquisitions as if each acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(unaudited)	(unaudited)
Revenues	$581,869	$515,936
Net Income	$115,527	$86,487
EPS - Basic	$2.39	$1.81
EPS - Diluted	$2.38	$1.80

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2015	December 31, 2014
Due within 1 year	$57,084	$59,896
Due within more than 1 year but less than 5 years	52,577	60,178
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	312	330
Total	$109,973	$120,404

The following table summarizes the Company’s investments (in thousands):

	September 30, 2015	December 31, 2014
Available-for-sale	$138,242	$156,649
Certificates of deposit	57	65
Total	$138,299	$156,714

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of September 30, 2015 and December 31, 2014 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Corporate debt securities	$83,036	$141	$(56)	$83,121
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	23,048	34	(1)	23,081
Debt securities issued by states of the United States and political subdivisions of the states	3,769	2	—	3,771
Equity securities	20,611	7,658	—	28,269
Total	$130,464	$7,835	$(57)	$138,242

December 31, 2014
Corporate debt securities	$91,456	$147	$(136)	$91,467
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,848	9	(13)	26,844
Debt securities issued by states of the United States and political subdivisions of the states	2,088	5	—	2,093
Equity securities	20,611	15,634	—	36,245
Total	$141,003	$15,795	$(149)	$156,649

At September 30, 2015, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to September 30, 2015. At September 30, 2015, equity securities were recorded as available-for-sale and represent a strategic equity investment in Carbonite, Inc. At September 30, 2015, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$41,966	$(55)	$1,000	$(1)	$42,966	$(56)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	3,248	(1)	650	—	3,898	(1)
Debt securities issued by states of the United States and political subdivisions of the states	880	—	—	—	880	—
Total	$46,094	$(56)	$1,650	$(1)	$47,744	$(57)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$57,898	$(131)	$1,260	$(5)	$59,158	$(136)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,072	(13)	—	—	15,072	(13)
Total	$72,970	$(144)	$1,260	$(5)	$74,230	$(149)

As of September 30, 2015 and December 31, 2014, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The fair value of the Senior Notes and Convertible Notes (See Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, if available, which are Level 1 inputs. If such information is unavailable, the fair value of these securities is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. If none of the aforementioned information is available, the fair value of these securities is determined using cash-flow models of the scheduled payments and, for the Convertible Notes, discounted at market interest rates for comparable debt without the conversion feature, which are also Level 2 inputs. The total carrying value of long-term debt was $599.2 million and $593.4 million, and the corresponding fair value was approximately $736.9 million and $711.1 million, at September 30, 2015 and December 31, 2014, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$98,089	$—	$—	$98,089
Time deposits	—	2,886	—	2,886
Corporate commercial papers	—	7,499	—	7,499
Certificates of deposit	—	57	—	57
Equity securities	28,269	—	—	28,269
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	23,081	—	23,081
Debt securities issued by states of the U.S. and political subdivisions of the states	—	3,771	—	3,771
Corporate debt securities	—	83,121	—	83,121
Total assets measured at fair value	$126,358	$120,415	$—	$246,773

Liabilities:
Contingent consideration	$—	$—	$20,000	$20,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$20,000	$20,742

December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$212,645	$—	$—	$212,645
Time deposits	—	51,807	—	51,807
Certificates of deposit	—	65	—	65
Equity securities	36,245	—	—	36,245
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,844	—	26,844
Debt securities issued by states of the U.S. and political subdivisions of the states	—	2,093	—	2,093
Corporate debt securities	—	91,467	—	91,467
Total assets measured at fair value	$248,890	$172,276	$—	$421,166

Liabilities:
Contingent consideration	$—	$—	$15,000	$15,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$15,000	$15,742

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2015, there were no transfers that have occurred between levels.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of December 31, 2014	$15,000
Contingent consideration	1,000	Not applicable
Total (gains) losses reported in earnings	4,000	General and administrative
Transfers into or out of Level 3	—
Balance as of September 30, 2015	$20,000

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was estimated to have a fair value of $15.0 million, which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2014. The fair value of the contingent consideration was subsequently finalized during the first quarter of 2015 to $12.0 million. In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and was determined to have a preliminary estimated fair value of $4.0 million. The contingent consideration associated with both of these acquisitions are recorded as an other long-term liability on the consolidated balance sheet at September 30, 2015.

During the nine months ending September 30, 2015, the Company recorded a net increase in the fair value of the contingent consideration of $4.0 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of December 31, 2014	$742
Total (gains) losses reported in earnings	—
Balance as of September 30, 2015	$742

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2015	$390,063	$245,612	$635,675
Goodwill acquired (Note 3)	102,068	34,700	136,768
Purchase accounting adjustments	9,837	(4,291)	5,546
Foreign exchange translation	(5,062)	(11)	(5,073)
Balance as of September 30, 2015	$496,906	$276,010	$772,916

Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions.

Intangible assets are summarized as of September 30, 2015 and December 31, 2014 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	September 30, 2015	December 31, 2014
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of September 30, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.8 years	$119,697	$(23,738)	$95,959
Patent and patent licenses	8.3 years	64,109	(43,757)	20,352
Customer relationships	8.8 years	304,776	(99,016)	205,760
Other purchased intangibles	4.3 years	31,154	(19,949)	11,205
Total		$519,736	$(186,460)	$333,276

As of December 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.5 years	$94,770	$(16,598)	$78,172
Patent and patent licenses	9.0 years	62,940	(38,013)	24,927
Customer relationships	9.3 years	230,424	(66,658)	163,766
Other purchased intangibles	4.3 years	28,360	(16,236)	12,124
Total		$416,494	$(137,505)	$278,989

Amortization expense, included in general and administrative expense, approximated $15.9 million and $10.7 million for the three month periods ended September 30, 2015 and 2014, respectively, and $50.5 million and $32.2 million for the nine month periods ended September 30, 2015 and 2014, respectively. Amortization expense is estimated to approximate $91.4 million, $58.8 million, $57.5 million, $39.1 million and $40.5 million for fiscal years 2015 through 2019, respectively, and $96.5 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiary, j2 Cloud Services, Inc., issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of September 30, 2015, the unamortized discount on the Senior Notes was approximately $3.4 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $1.0 million as of September 30, 2015, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year beginning on February 1, 2013. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of September 30, 2015, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries. If j2 Cloud Services, Inc. or any of its restricted subsidiaries (as that term is defined in the indenture) acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant restricted subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of September 30, 2015, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture agreement.

As of September 30, 2015, the estimated fair value of the Senior Notes was approximately $261.8 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of September 30, 2015.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of September 30, 2015, the carrying value of the Convertible Notes was $352.6 million, which consisted of $402.5 million outstanding principal amount net of $49.9 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2015, the remaining period over which the unamortized debt discount will be amortized is 5.7 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the underwriters' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs was attributable to the liability component and is recorded within other assets and is being amortized to interest expense through June 15, 2021. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs was netted with the equity component in additional paid-in capital at the issuance date. The unamortized balance as of September 30, 2015 was $8.5 million.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, if available. If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2015, the estimated fair value of the Convertible Notes was approximately $475.1 million.

Cash paid for interest on debt for the nine months ended September 30, 2015 was $26.5 million.

Long-term debt as of September 30, 2015 consists of the following (in thousands):

Senior Notes	$246,605
Convertible Notes	352,578
Total long-term debt	599,183
Less: current portion	—
Total long-term debt, less current portion	$599,183

8.	Commitments and Contingencies

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
On October 16, 2013, a j2 Global affiliate entered an appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted five j2 Global patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on June 27, 2014 (No. 14-1611). The appeal remains pending.
On February 19, 2014, two j2 Global affiliates filed suit in the U.S. District Court for the Central District of California (“Central District of California”) (No. 2:14-cv-01283) against RPost Holdings, Inc. and two of its affiliates (collectively, “RPost”), alleging infringement of two j2 Global patents and seeking a declaration of non-infringement and invalidity of nine RPost patents that had been asserted against the j2 Global affiliates in a patent assertion letter from RPost. An amended complaint was filed on June 20, 2014, adding an additional j2 Global affiliate as a plaintiff. RPost filed an answer to the complaint on July 14, 2014, asserting counterclaims of infringement for the nine RPost patents against the Campaigner® service. On April 27, 2015, the Central District of California granted the j2 Global affiliates’ motion to stay the litigation pending the resolution of a separate lawsuit, which does not directly involve j2 Global or its affiliates but does address RPost’s ownership of and right to assert the RPost patents-in-suit. On October 26, 2015, the case was voluntarily dismissed without prejudice.
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate purported class action against the same j2 Global affiliate in Los Angeles Superior Court (No. BC555721). The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliate’s customers, including those with eVoice® and Onebox® accounts. The plaintiffs are seeking, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related and consolidated for discovery purposes. On March 13, 2015, a third amended complaint was filed in this action, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On or around June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties reached a tentative class-based settlement that remains subject to confirmatory discovery and court approval.
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

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are generally not subject to various telecommunication taxes. Moreover, the Company generally does not believe that its business and its users (by using our services) are subject to other indirect taxes, such as sales and use tax.

The current U.S. federal government moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet, which is set to expire December 11, 2015, does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company evaluates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. The Company's effective tax rate was 15.8% and 20.3% for the three months ended September 30, 2015 and 2014, respectively and 14.3% and 17.6% for the nine months ended September 30, 2015 and 2014, respectively.  j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.  Income before income taxes included income from domestic operations of $33.7 million and $70.5 million for the nine months ended September 30, 2015 and 2014, respectively, and income from foreign operations of $80.8 million and $41.9 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company had $27.6 million and $37.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $40.5 million for the nine months ended September 30, 2015.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $24.6 million and $5.8 million at September 30, 2015 and December 31, 2014, respectively.

Income Tax Audits:

The Company was under examination by the U.S. Internal Revenue Service ("IRS") for tax years 2009 through 2011. In April 2015, the Company and the IRS reached a settlement which effectively closed the IRS examination for the Company’s

2009 and 2010 tax years. In conjunction with the settlement, the Company made tax and interest payments totaling $1.8 million to the IRS. In June 2015, the Company filed amended state franchise and income tax returns to reflect the IRS settlement and paid tax and interest related to those amended returns totaling $0.9 million. As a result of the IRS settlement, the Company determined that the 2009 and 2010 tax years were effectively closed and decreased its liabilities for uncertain tax positions by $9.3 million.

In September 2015, the Company and the IRS reached a settlement which effectively closed the IRS examination for the Company’s 2011 tax year and resolved the disputed issues for the 2011 tax year. In conjunction with the settlement, the Company made a tax payment of $1.2 million to the IRS. The Company is in the process of preparing amended state franchise and income tax returns to reflect the IRS settlement and expects to pay tax and interest totaling $0.1 million. As a result of the IRS settlement, the Company determined that its 2011 tax year was effectively closed and decreased its liabilities for uncertain tax positions by $0.9 million.

The Company has been notified that the IRS will begin its income tax audit for tax years 2012 and 2013 during the quarter ending December 31, 2015.
j2 Global was under income tax audit by the California Franchise Tax Board (the “FTB”) for tax years 2009 through 2011. In April 2015, the Company was notified by the FTB that the income tax audit for tax years 2009 through 2011 had concluded with no changes. In September 2015, the Company was notified by the FTB that tax years 2012 and 2013 are under income tax audit.

In July 2015, the Company was notified by the New York State Department of Taxation and Finance that its tax returns for tax years 2011 through 2013 would be audited.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the nine month period ended September 30, 2015, no shares were repurchased under this program. Cumulatively at September 30, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2015, the Company purchased 11,730 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the "2015 Plan") and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2015, 65,498 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2015, 454,530 shares underlying options and 59,685 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted. As of September 30, 2015, 62,000 shares underlying options and 5,000 shares of restricted stock were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	725,649	$24.29
Granted	62,000	67.35
Exercised	(205,621)	22.19
Canceled	—	—
Outstanding at September 30, 2015	582,028	$29.62	4.6	$24,012,309
Exercisable at September 30, 2015	470,392	$24.77	3.7	$21,687,481
Vested and expected to vest at September 30, 2015	557,548	$28.34	4.4	$23,718,233

For the nine months ended September 30, 2015, j2 Global granted 62,000 options to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2015 was $15.22. There were no stock options granted during 2014.

The aggregate intrinsic values of options exercised during the nine months ended September 30, 2015 and 2014 were $9.6 million and $14.5 million, respectively.

As of September 30, 2015 and December 31, 2014, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $1.2 million and $0.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 3.0 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility for the nine months ended September 30, 2015 is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.01% and 12.22% as of September 30, 2015 and 2014, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.61%	—%
Expected term (in years)	5.2 years	0.0 years
Dividend yield	1.78%	—%
Expected volatility	28.12%	—%
Weighted-average volatility	28.12%	—%

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $8.3 million and $5.5 million of compensation expense for the nine months ended September 30, 2015 and 2014, respectively, related to restricted stock and restricted stock units. As of September 30, 2015 and December 31, 2014, the Company had unrecognized share-based compensation cost of approximately $35.6 million and $24.1 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.9 years for awards and 3.4 years for units.

Restricted stock award activity for the nine months ended September 30, 2015 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	814,050	$26.57
Granted	211,040	67.06
Vested	(155,733)	35.19
Canceled	(84,515)	40.55
Nonvested at September 30, 2015	784,842	$34.24

Restricted stock unit award activity for the nine months ended September 30, 2015 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	102,924
Granted	15,900
Vested	(17,081)
Canceled	(37,058)
Outstanding at September 30, 2015	64,685	1.9	$4,584,873
Vested and expected to vest at September 30, 2015	49,599	1.6	$3,515,573

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the nine months ended September 30, 2015 and 2014, 3,155 and 4,463 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $196,000 and $199,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, 1,631,309 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$37,375	$28,759	$98,169	$92,573
Net income available to participating securities (a)	(611)	(538)	(1,620)	(1,964)
Net income available to j2 Global, Inc. common shareholders	$36,764	$28,221	$96,549	$90,609
Denominator:
Weighted-average outstanding shares of common stock	47,696,224	46,845,477	47,553,075	46,653,836
Dilutive effect of:
Equity incentive plans	257,647	318,435	224,547	334,591
Common stock and common stock equivalents	47,953,871	47,163,912	47,777,622	46,988,427
Net income per share:
Basic	$0.77	$0.60	$2.03	$1.94
Diluted	$0.77	$0.60	$2.02	$1.93

(a)	Represents unvested restricted stock awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended September 30, 2015 and 2014, there were no options outstanding which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common share. For the nine months ended September 30, 2015 and 2014, there were 62,000 and no options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common share.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues by segment:
Business Cloud Services	$126,436	$109,855	$369,685	$317,208
Digital Media	52,312	43,218	146,476	114,860
Elimination of inter-segment revenues	(47)	(55)	(169)	(182)
Total revenues	178,701	153,018	515,992	431,886

Direct costs by segment(1):
Business Cloud Services	69,617	60,841	213,518	176,609
Digital Media	44,970	35,872	125,045	97,305
Direct costs by segment(1):	114,587	96,713	338,563	273,914

Business Cloud Services operating income	56,819	49,014	156,167	140,599
Digital Media operating income	7,342	7,346	21,431	17,555
Segment operating income	64,161	56,360	177,598	158,154

Global operating costs(2)	8,428	9,882	31,269	25,254
Income from operations	$55,733	$46,478	$146,329	$132,900

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

	September 30, 2015	December 31, 2014
Assets:
Business Cloud Services	$1,000,638	$883,587
Digital Media	403,708	378,381
Total assets from reportable segments	1,404,346	1,261,968
Corporate	360,653	443,234
Total assets	$1,764,999	$1,705,202

	Nine Months Ended September 30,
	2015	2014
Capital expenditures:
Business Cloud Services	$6,078	$4,366
Digital Media	5,528	3,066
Total from reportable segments	11,606	7,432
Corporate	321	323
Total capital expenditures	$11,927	$7,755

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization:
Business Cloud Services	$12,961	$9,413	$41,733	$27,471
Digital Media	7,280	5,250	21,303	15,273
Total from reportable segments	20,241	14,663	63,036	42,744
Corporate	214	188	599	563
Total depreciation and amortization	$20,455	$14,851	$63,635	$43,307

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$119,177	$101,381	$349,226	$289,656
Canada	18,836	17,698	55,922	52,642
Ireland	11,363	10,846	32,118	32,118
All other countries	29,325	23,093	78,726	57,470
	$178,701	$153,018	$515,992	$431,886

	September 30, 2015	December 31, 2014
Long-lived assets:
United States	$287,096	$216,099
All other countries	96,996	101,107
Total	$384,092	$317,206

14.	Unrestricted Subsidiaries

As of September 30, 2015, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$14,821	$27,944
Accounts receivable	61,890	57,005
Prepaid expenses and other current assets	4,209	2,986
Deferred income taxes	5,216	5,292
Total current assets	86,136	93,227
Property and equipment, net	25,701	12,834
Trade names, net	75,781	70,310
Patent and patent licenses, net	19,544	24,007
Customer relationships, net	65,311	55,925
Goodwill	276,010	245,613
Other purchased intangibles, net	6,634	8,901
Other assets	1,835	1,706
Total assets	$556,952	$512,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$49,354	$40,296
Income taxes payable	—	316
Deferred revenue, current	6,101	5,277
Total current liabilities	55,455	45,889
Long-term debt	130,000	110,000
Deferred income taxes	23,149	17,397
Other long-term liabilities	22,979	16,243
Total liabilities	231,583	189,529
Additional paid-in capital	319,280	317,932
Retained Earnings	7,700	6,051
Accumulated other comprehensive (loss)	(1,611)	(989)
Total stockholders’ equity	325,369	322,994
Total liabilities and stockholders’ equity	$556,952	$512,523

The results of operations of the Unrestricted Subsidiaries for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$96,754	$43,618	$147,858	$115,801

Cost of revenues	10,276	5,299	15,293	13,596
Gross profit	86,478	38,319	132,565	102,205
Operating expenses:
Sales and marketing	36,715	18,163	55,896	49,552
Research, development and engineering	3,817	1,565	5,984	3,792
General and administrative	38,151	13,527	55,070	35,320
Total operating expenses	78,683	33,255	116,950	88,664
Income from operations	7,795	5,064	15,615	13,541
Interest expense (income), net	5,216	(3)	8,016	(5)
Other expense (income), net	673	518	529	100
Income (loss) before income taxes	1,906	4,549	7,070	13,446
Income tax expense	2,542	4,015	5,421	8,250
Net income (loss)	$(636)	$534	$1,649	$5,196

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$5,834	$(24,640)	$(18,806)
Other comprehensive (loss) income before reclassifications	(1,059)	(4,652)	(5,711)
Amounts reclassified from accumulated other comprehensive income	2	—	2
Net current period other comprehensive (loss) income	(1,057)	(4,652)	(5,709)
Ending balance	$4,777	$(29,292)	$(24,515)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$9,388	$(16,515)	$(7,127)
Other comprehensive (loss) income before reclassifications	(4,600)	(12,777)	(17,377)
Amounts reclassified from accumulated other comprehensive income	(11)	—	(11)
Net current period other comprehensive (loss) income	(4,611)	(12,777)	(17,388)
Ending balance	$4,777	$(29,292)	$(24,515)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Unrealized gain on available-for-sale investments	$3	$(18)	Other expense (income), net
	3	(18)	Total, before income taxes
	(1)	7	Income tax expense (benefit)
	2	(11)	Total, net of tax
Total reclassifications for the period	$2	$(11)	Total, net of tax

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

	September 30, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$109,554	$11,854	$150,960	$—	$272,368
Short-term investments	85,353	—	57	—	85,410
Accounts receivable, net	69	11,353	85,954	—	97,376
Prepaid expenses and other current assets	10,289	18,486	12,331	(4,368)	36,738
Deferred income taxes	267	857	6,663	—	7,787
Intercompany receivable	92,000	153,610	—	(245,610)	—
Total current assets	297,532	196,160	255,965	(249,978)	499,679
Long-term investments	52,889	—	—	—	52,889
Property and equipment, net	—	7,064	52,765	—	59,829
Trade names, net	—	10,145	113,193	—	123,338
Patent and patent licenses, net	—	779	19,573	—	20,352
Customer relationships, net	—	1,445	204,315	—	205,760
Goodwill	—	53,543	719,373	—	772,916
Other purchased intangibles, net	—	4,232	12,405	—	16,637
Investment in subsidiaries	1,027,107	1,081,389	8,714	(2,117,210)	—
Other assets	8,506	2,928	2,165	—	13,599
Total assets	$1,386,034	$1,357,685	$1,388,468	$(2,367,188)	$1,764,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,102	$25,860	$56,676	$—	$89,638
Income taxes payable	—	4,430	—	(4,368)	62
Deferred revenue, current	—	19,847	55,270	—	75,117
Capital lease, current	—	—	248	—	248
Deferred income taxes	—	—	364	—	364
Intercompany payable	118,263	—	127,347	(245,610)	—
Total current liabilities	125,365	50,137	239,905	(249,978)	165,429

Long term debt	352,579	246,604	—	—	599,183
Capital lease, non-current	—	—	175	—	175
Liability for uncertain tax positions	—	27,634	—	—	27,634
Deferred income taxes	26,339	—	39,867	—	66,206
Deferred revenue, non-current	—	5,446	1,921	—	7,367
Other long-term liabilities	1,071	757	25,211	—	27,039
Total liabilities	505,354	330,578	307,079	(249,978)	893,033
Common stock, $0.01 par value.	477	—	—	—	477
Additional paid-in capital - common	289,196	236,965	523,584	(760,549)	289,196
Retained earnings	600,139	785,386	587,147	(1,365,864)	606,808
Accumulated other comprehensive loss	(9,132)	4,756	(29,342)	9,203	(24,515)
Total stockholders’ equity	880,680	1,027,107	1,081,389	(2,117,210)	871,966
Total liabilities and stockholders’ equity	$1,386,034	$1,357,685	$1,388,468	$(2,367,188)	$1,764,999

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$56,753	$148,648	$(26,700)	$178,701

Cost of revenues	(1)	29,375	27,948	(26,653)	30,669
Gross profit	1	27,378	120,700	(47)	148,032
Operating expenses:
Sales and marketing	—	9,684	29,171	(47)	38,808
Research, development and engineering	(2)	3,646	4,645	—	8,289
General and administrative	3,714	5,067	36,421	—	45,202
Total operating expenses	3,712	18,397	70,237	(47)	92,299
Operating income	(3,711)	8,981	50,463	—	55,733
Equity earnings in subsidiaries	41,260	41,357	—	(82,617)	—
Interest expense (income), net	3,293	5,179	1,787	—	10,259
Other expense (income), net	(2)	37	1,051	—	1,086
Income before income taxes	34,258	45,122	47,625	(82,617)	44,388
Income tax expense	(3,117)	3,862	6,268	—	7,013
Net income	$37,375	$41,260	$41,357	$(82,617)	$37,375

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$52,960	$90,854	$9,204	$153,018

Cost of revenues	—	(3,275)	22,060	9,259	28,044
Gross profit	—	56,235	68,794	(55)	124,974
Operating expenses:
Sales and marketing	—	9,168	27,934	(55)	37,047
Research, development and engineering	—	3,320	4,317	—	7,637
General and administrative	3,063	6,789	23,960	—	33,812
Total operating expenses	3,063	19,277	56,211	(55)	78,496
Operating income	(3,063)	36,958	12,583	—	46,478
Equity earnings in subsidiaries	33,798	5,492	—	(39,290)	—
Interest expense (income), net	5,136	5,116	(129)	—	10,123
Other expense (income), net	(2)	78	175	—	251
Income before income taxes	25,601	37,256	12,537	(39,290)	36,104
Income tax expense	(3,158)	3,458	7,045	—	7,345
Net income	$28,759	$33,798	$5,492	$(39,290)	$28,759

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$167,919	$394,300	$(46,227)	$515,992

Cost of revenues	—	60,317	74,091	(46,058)	88,350
Gross profit	—	107,602	320,209	(169)	427,642
Operating expenses:
Sales and marketing	—	29,976	87,012	(169)	116,819
Research, development and engineering	—	11,264	14,440	—	25,704
General and administrative	11,434	20,928	106,428	—	138,790
Total operating expenses	11,434	62,168	207,880	(169)	281,313
Operating income	(11,434)	45,434	112,329	—	146,329
Equity earnings in subsidiaries	113,042	91,640	—	(204,682)	—
Interest expense (income), net	8,651	16,079	6,723	—	31,453
Other expense (income), net	(20)	347	63	—	390
Income before income taxes	92,977	120,648	105,543	(204,682)	114,486
Income tax expense	(5,192)	7,606	13,903	—	16,317
Net income	$98,169	$113,042	$91,640	$(204,682)	$98,169

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$169,467	$293,530	$(31,111)	$431,886

Cost of revenues	—	35,729	72,191	(30,929)	76,991
Gross profit	—	133,738	221,339	(182)	354,895
Operating expenses:
Sales and marketing	—	27,149	78,368	(182)	105,335
Research, development and engineering	—	10,411	12,040	—	22,451
General and administrative	3,463	24,003	66,743	—	94,209
Total operating expenses	3,463	61,563	157,151	(182)	221,995
Operating income	(3,463)	72,175	64,188	—	132,900
Equity earnings in subsidiaries	98,283	46,211	—	(144,494)	—
Interest expense (income), net	5,786	15,314	(347)	—	20,753
Other expense (income), net	(2)	6	(258)	—	(254)
Income before income taxes	89,036	103,066	64,793	(144,494)	112,401
Income tax expense	(3,537)	4,783	18,582	—	19,828
Net income	$92,573	$98,283	$46,211	$(144,494)	$92,573

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$37,375	$41,260	$41,357	$(82,617)	$37,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(4,652)	—	(4,652)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	(1,057)	—	—	—	(1,057)
Other comprehensive income (loss), net of tax	(1,057)	—	(4,652)	—	(5,709)
Comprehensive income	$36,318	$41,260	$36,705	$(82,617)	$31,666

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$28,759	$33,798	$5,492	$(39,290)	$28,759
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	2,300	(9,277)	—	(6,977)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	64	(3,068)	(2)	—	(3,006)
Other comprehensive income (loss), net of tax	64	(768)	(9,279)	—	(9,983)
Comprehensive income	$28,823	$33,030	$(3,787)	$(39,290)	$18,776

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$98,169	$113,042	$91,640	$(204,682)	$98,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(12,777)	—	(12,777)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	(4,611)	—	—	—	(4,611)
Other comprehensive income (loss), net of tax	(4,611)	—	(12,777)	—	(17,388)
Comprehensive income	$93,558	$113,042	$78,863	$(204,682)	$80,781

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$92,573	$98,283	$46,211	$(144,494)	$92,573
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	1,644	(6,450)	—	(4,806)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	64	(2,834)	9	—	(2,761)
Other comprehensive income (loss), net of tax	64	(1,190)	(6,441)	—	(7,567)
Comprehensive income	$92,637	$97,093	$39,770	$(144,494)	$85,006

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(21,341)	$34,297	$135,617	$—	$148,573
Cash flows from investing activities:
Maturity of certificates of deposit	65	—	—	—	65
Purchase of certificates of deposit	(62)	—	—	—	(62)
Maturity of available-for-sale investments	87,976	—	—	—	87,976
Purchase of available-for-sale investments	(78,281)	—	—	—	(78,281)
Purchases of property and equipment	—	(1,355)	(10,572)	—	(11,927)
Acquisition of businesses, net of cash received	—	47	(259,885)	—	(259,838)
Purchases of intangible assets	—	166	(1,424)	—	(1,258)
Investment in subsidiaries	—	—	—	—	—
Intercompany	(53,317)	53,317	—	—	—
Net cash (used in) provided by investing activities	(43,619)	52,175	(271,881)	—	(263,325)
Cash flows from financing activities:
Repurchases of common and restricted stock	(3,159)	—	—	—	(3,159)
Issuance of common stock under employee stock purchase plan	196	—	—	—	196
Exercise of stock options	4,618	—	—	—	4,618
Dividends paid	(43,526)	—	—	—	(43,526)
Excess tax benefits from share-based compensation	4,541	—	—	—	4,541
Deferred payments for acquisitions	—	—	(5,411)	—	(5,411)
Other	—	—	(250)	—	(250)
Intercompany	(13,713)	(103,533)	117,246	—	—

Net cash (used in) provided by financing activities	(51,043)	(103,533)	111,585	—	(42,991)
Effect of exchange rate changes on cash and cash equivalents	(1,233)	(7,895)	5,576	—	(3,552)
Net change in cash and cash equivalents	(117,236)	(24,956)	(19,103)	—	(161,295)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$109,554	$11,854	$150,960	$—	$272,368

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

	Nine Months Ended September 30, 2014
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$11,254	$38,535	$82,332	$—	$132,121
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Maturity of available-for-sale investments	2,005	46,863	11,588	—	60,456
Purchase of available-for-sale investments	(58,591)	(54,393)	1	—	(112,983)
Purchases of property and equipment	—	(925)	(6,830)	—	(7,755)
Proceeds from sale of assets	—	—	608	—	608
Acquisition of businesses, net of cash received	—	—	(118,238)	—	(118,238)
Purchases of intangible assets	—	(2,871)	(1,935)	—	(4,806)
Investment in subsidiaries	—	(23,822)	—	23,822	—
Net cash (used in) provided by investing activities	(56,586)	(26,938)	(108,496)	23,822	(168,198)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance costs	(12,069)	—	542	—	(11,527)
Repurchases of common stock and restricted stock	(739)	(4,734)	—	—	(5,473)
Issuance of common stock under employee stock purchase plan	76	123	—	—	199
Exercise of stock options	1,193	5,194	—	—	6,387
Dividends paid	(13,267)	(25,302)	22	—	(38,547)
Excess tax benefits from share-based compensation	1,925	4,803	—	—	6,728
Deferred payments for acquisitions	—	—	(14,316)	—	(14,316)
Other	—	—	(711)	—	(711)
Intercompany	(20,620)	(11,292)	55,734	(23,822)	—

Net cash (used in) provided by financing activities	358,999	(31,208)	41,271	(23,822)	345,240
Effect of exchange rate changes on cash and cash equivalents	—	4	(1,971)	—	(1,967)
Net change in cash and cash equivalents	313,667	(19,607)	13,136	—	307,196
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$313,667	$14,799	$186,531	$—	$514,997

17.	Subsequent Events

On November 3, 2015, the Company's Board of Directors approved a quarterly cash dividend of $0.3150 per share of common stock payable on December 3, 2015 to all stockholders of record as of the close of business on November 17, 2015.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Subscriber revenues:
Fixed	$103,957	$89,322	$302,491	$255,308
Variable	21,364	19,113	62,419	57,119
Total subscriber revenues	$125,321	$108,435	$364,910	$312,427
Other license revenues	1,115	1,420	4,775	4,781
Total revenues	$126,436	$109,855	$369,685	$317,208

Percentage of total subscriber revenues:
Fixed	83.0%	82.4%	82.9%	81.7%
Variable	17.0%	17.6%	17.1%	18.3%

Total revenues:
DID-based	$89,257	$87,540	$263,979	$261,007
Non-DID-based	37,179	22,315	105,706	56,201
Total revenues	$126,436	$109,855	$369,685	$317,208

Average monthly revenue per Cloud Business Customer (1)(2)	$14.06	$13.90
Cancel Rate(3)	2.0%	2.2%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Visits	1,022	602	2,910	1,803
Views	2,570	1,888	7,188	5,873
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015, as amended by subsequent Quarterly Reports on Form 10-Q. During the three months ended September 30, 2015, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2015
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
Revenues	$178,701	$153,018	17%	$515,992	$431,886	19%

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

Our revenues in 2015 have increased over the comparable three and nine month period of 2014 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
Cost of revenue	$30,669	$28,044	9%	$88,350	$76,991	15%
As a percent of revenue	17%	18%		17%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, DIDs, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2015 was primarily due to an increase in costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
Sales and Marketing	$38,808	$37,047	5%	$116,819	$105,335	11%
As a percent of revenue	22%	24%		23%	24%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2015 and 2014 was $15.5 million and $15.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $47.9 million and $46.0 million, respectively. The increase in sales and marketing expenses for the three and nine months ended September 30, 2015 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with acquisitions within the Business Cloud Services and Digital Media segments.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
Research, Development and Engineering	$8,289	$7,637	9%	$25,704	$22,451	14%
As a percent of revenue	5%	5%		5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2015 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments.

General and Administrative.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014		2015	2014
General and Administrative	$45,202	$33,812	34%	$138,790	$94,209	47%
As a percent of revenue	25%	22%		27%	22%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, taxes and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2015 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments, taxes and bad debt expense, partially offset by a decrease in professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$99	$82	$273	$263
Operating expenses:
Sales and marketing	624	443	1,811	1,360
Research, development and engineering	227	175	635	537
General and administrative	1,820	1,491	6,224	4,378
Total	$2,770	$2,191	$8,943	$6,538

Non-Operating Income and Expenses

Interest expense (income), net. Our interest expense (income), net is generated primarily from interest expense due to outstanding debt and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense (income), net was $10.3 million and $10.1 million for the three months ended September 30, 2015 and 2014, respectively, and $31.5 million and $20.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense (income), net for the three and nine month periods ended September 30, 2015 was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $1.1 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $(0.3) million for the nine months ended September 30, 2015 and 2014. respectively. The variance between the three and nine months 2015 and 2014 periods was primarily due to gains or losses on currency exchanges.

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

Provision for income taxes amounted to $7.0 million and $7.3 million for the three months ended September 30, 2015 and 2014, respectively and $16.3 million and $19.8 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 15.8% and 20.3% for the three months ended September 30, 2015 and 2014, respectively and 14.3% and 17.6% for the nine months ended September 30, 2015 and 2014, respectively.

The decrease in our effective income tax rate for the three and nine months ended September 30, 2015 was primarily attributable to the following:

1.the reversal of uncertain tax positions;
2.an increase in the level of income being taxed in foreign jurisdictions and subject to more favorable tax rates due to year over year pricing changes for intercompany services;
3.an increase in foreign tax credit utilization; and
4.    an increase in the domestic production activities deduction benefit.

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Business Cloud Services revenues:
Fax and Voice	50.1%	57.3%	51.4%	60.7%
Other	20.7%	14.5%	20.2%	12.7%
Total Business Cloud Services revenues:	70.8%	71.8%	71.6%	73.4%
Digital Media revenues:
Media	29.2%	28.2%	28.4%	26.6%
Elimination of inter-segment revenues	—%	—%	—%	—%
Total revenues	100.0%	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
External net sales	$126,436	$109,855	$369,685	$317,208
Inter-segment net sales	—	—	—	—
Segment net sales	126,436	109,855	369,685	317,208
Cost of revenues	24,748	22,745	73,057	63,395
Gross profit	101,688	87,110	296,628	253,813
Operating expenses	44,869	38,096	140,461	113,214
Segment operating income	$56,819	$49,014	$156,167	$140,599
Segment net sales of $126.4 million for the three months ended September 30, 2015 increased $16.6 million, or 15.1%, and segment net sales of $369.7 million for the nine months ended September 30, 2015 increased $52.5 million, or 16.5%, from the prior comparable periods primarily due to business acquisitions.
Segment gross profit of $101.7 million for the three months ended September 30, 2015 increased $14.6 million and segment gross profit of $296.6 million for the nine months ended September 30, 2015 increased $42.8 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $44.9 million for the three months ended September 30, 2015 increased $6.8 million and segment operating expenses of $140.5 million for the nine months ended September 30, 2015 increased $27.2 million from the prior comparable periods primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) additional business taxes; (c) an increase in sales and marketing costs; (d) an increase in bad debt expense; partially offset by a decrease in professional fees.
As a result of these factors, segment operating income of $56.8 million for the three months ended September 30, 2015 increased $7.8 million, or 15.9%, and segment operating income of $156.2 million for the nine months ended September 30, 2015 increased $15.6 million, or 11.1% from the prior comparable periods.

Digital Media
 The following segment results are presented for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
External net sales	$52,265	$43,163	$146,307	$114,678
Intersegment net sales	47	55	169	182
Segment net sales	52,312	43,218	146,476	114,860
Cost of revenues	5,922	5,299	15,293	13,596
Gross profit	46,390	37,919	131,183	101,264
Operating expenses	39,048	30,573	109,752	83,709
Segment operating income	$7,342	$7,346	$21,431	$17,555
Segment net sales of $52.3 million for the three months ended September 30, 2015 increased $9.1 million, or 21.0%, and segment net sales of $146.5 million for the nine months ended September 30, 2015 increased $31.6 million, or 27.5%, from the prior comparable periods primarily due to organic growth supplemented by business acquisitions subsequent to the prior comparable periods which are not fully reflected in the prior comparable periods results.
Segment gross profit of $46.4 million for the three months ended September 30, 2015 increased $8.5 million and segment gross profit of $131.2 million for the nine months ended September 30, 2015 increased $29.9 million from the prior comparable periods primarily due to an increase in net sales between the periods.
Segment operating expenses of $39.0 million for the three months ended September 30, 2015 increased $8.5 million and segment operating expense of $109.8 million for the nine months ended September 30, 2015 increased $26.0 million from the prior comparable periods primarily due to business acquisitions subsequent to the prior comparable periods.
As a result of these factors, segment operating income of $7.3 million for the three months ended September 30, 2015 was consistent with the prior comparable period and segment operating income of $21.4 million for the nine months ended September 30, 2015 increased $3.9 million from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2015, we had cash and investments of $410.7 million compared to $590.4 million at December 31, 2014. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, business taxes, and repurchases of stock, partially offset by cash provided by operations and the exercise of stock options. At September 30, 2015, cash and investments consisted of cash and cash equivalents of $272.4 million, short-term investments of $85.4 million and long-term investments of $52.9 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2015, cash and investments held within foreign and domestic jurisdictions were $125.4 million and $285.3 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $148.6 million and $132.1 million for the nine months ended September 30, 2015 and 2014, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to increased depreciation and amortization, additional amortization of financing costs and discounts, lower prepaid expenses and other current assets; partially offset by a decrease in uncertain tax positions, reduced income taxes payable and lower accounts payable and accrued expense balances. Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid taxes were $24.6 million and $5.8 million at September 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents and short-term investments were $357.8 million and $529.9 million at September 30, 2015 and December 31, 2014, respectively.

Net cash used in investing activities was $(263.3) million and $(168.2) million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. For the nine months ended September 30, 2014, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. The increase in our net cash used in investing activities in 2015 compared to 2014 was primarily attributable to additional business acquisitions.

Net cash (used in) provided by financing activities was $(43.0) million and $345.2 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. For the nine months ended September 30, 2014, net cash provided by financing activities was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation; partially offset by dividends paid and repurchases of stock. The change in net cash (used in) provided by financing activities in 2015 compared to 2014 was primarily attributable to the proceeds from the sale of the Convertible Notes.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 19, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2015:

	Payments Due in (in thousands)
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$—	$652,500	$652,500
Long-term debt - interest (b)	6,541	33,081	33,081	33,081	33,081	39,345	178,210
Operating leases (c)	2,465	8,558	8,292	7,880	6,344	13,681	47,220
Telecom services and co-location facilities (d)	729	2,014	1,129	407	—	—	4,279
Holdback payment (e)	11,716	16,179	—	—	—	—	27,895
Other (f)	283	251	90	8	—	—	632
Total	$21,734	$60,083	$42,592	$41,376	$39,425	$705,526	$910,736

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.

(d)	These amounts represent service commitments to various telecommunication providers.

(e)	These amounts primarily represent the holdback amounts in connection with certain business acquisitions.

(f)	These amounts primarily represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of September 30, 2015, our liability for uncertain tax positions was $27.6 million. Future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities. In addition, with the acquisition of Ookla, acquired on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $16.0 million at September 30, 2015 which was recorded as an other long-term liability on the consolidated balance sheet. Finally, with the acquisition of Salesify, acquired on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and was determined to have a preliminary fair value of $4.0 million at September 30, 2015 which was recorded as an other long-term liability on the consolidated balance sheet.

We have not presented the contingent consideration for both Ookla and Salesify in the table above due to the uncertainty of the amounts and the timing of cash settlements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2015, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of September 30, 2015, we had investments in debt securities with effective maturities greater than one year of approximately $52.9 million. Such investments had a weighted average yield of approximately 1.02%. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalent investments in time deposits and money market funds with maturities of 90 days or less of $272.4 million and $433.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of September 30, 2015, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately zero.

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

Foreign exchange gains and (losses) were not material to our earnings, amounting to approximately $(1.1) million and $(0.3) million, for the three months ended September 30, 2015 and 2014, respectively, and $(0.4) million and $0.2 million, for the nine months ended September 30, 2015 and 2014, respectively. Cumulative translation adjustments included in other comprehensive income amounted to approximately $(4.7) million and $(7.0) million, net of tax, for the three months ended September 30, 2015 and 2014, respectively, and $(12.8) million and $(4.8) million, net of tax, for the nine months ended September 30, 2015 and 2014, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 19, 2016. During the nine month period ended September 30, 2015, we repurchased zero shares under this program. Cumulatively at September 30, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2015 - July 31, 2015	—	$—	—	2,873,920
August 1, 2015 - August 31, 2015	11,730	$73.07	—	2,873,920
September 1, 2015 - September 30, 2015	—	$—	—	2,873,920
Total	11,730		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 9, 2015	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2015	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.