Form 10-K
period 2015-12-31
J2 GLOBAL, INC.
filed 2016-02-29
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $1,688,736,275. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2016, the registrant had 48,668,436 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2016 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 130 pages with the Index to Exhibits located on page 123.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which is primarily focused on our voice and fax products. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues from advertising, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and to enter into other jurisdictions.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter-to-quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period-to-period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
We were incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, Inc, and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments and certain geographic information is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference. IP licensing activities are included within the Business Cloud Services segment.

Business Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, data backup, hosting, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the Internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. KeepItSafe® enables our customers to securely back up their data and dispose of tape or other physical systems. Our FuseMail® service provides our customers email, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. CampaignerCRM® provides customer relationship management solutions designed to increase our customers' sales and increase efficiency. All of these services represent software-as-a-service solutions except online backup which represents an infrastructure-as-a-service solution. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Business Cloud Services revenues from "fixed" subscription revenues for basic customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. Our online fax, virtual phone, email and customer relationship management products have both a fixed and variable subscription component with the substantial majority of revenues derived from the fixed portion. Our online backup products derive revenue solely from fixed subscriptions. In addition, the cost structures of all our Business Cloud Services are very similar in terms of fixed and variable components and include capital expenditures that are in proportion to revenue for each product offering. We also generate Business Cloud Services revenues from patent licensing and sales and advertising. We categorize our Business Cloud Services and solutions into two basic groups: number-based, which are services provided in whole or in part through a telephone number, and non-number-based, which are our other cloud services for business.

We market our Business Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, and enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
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
Voice and Unified Communications
eVoice® is a virtual phone system that provides small and medium-sized businesses on-demand voice communications services, featuring a toll-free or local company number, auto-attendant and menu tree. With these services, a subscriber can assign departmental and individual extensions that can connect to multiple U.S. or Canadian numbers, including land-line and mobile phones and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension, effectively unifying mobile, office and other separate voicemail services and improving efficiency by delivering voicemails in both native audio format and as transcribed text.
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
LiveDrive®, which was acquired in February 2014, provides online backup with added file-sync features for professionals and individuals.

SugarSync®, which was acquired in March 2015, provides online file backup, synchronization and sharing of assets.

LiveVault®, which was acquired in September 2015, provides data backup and recovery services.

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

Global Network and Operations
Our Business Cloud Services business operates multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and several remote disaster recovery facilities. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for our number-based service customers from thousands of cities in 50 countries on six continents. We offer numbers covering all major metropolitan areas in the U.S., U.K. and Canada, and such other major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. We have customers located throughout the world.
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
Our Business Cloud Services segment customer service organization provides email support seven days per week, 24 hours per day to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for corporate customers 24 hours per day, seven days per week. Live sales and customer support services are available in various languages, including English, Spanish, Dutch, German, French and Cantonese.
Competition
Our Business Cloud Services segment faces competition from, among others, online fax-providers, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and hosting providers and customer relationship management solutions. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
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
Digital Media
Our Digital Media business segment consists of the web properties and business operations of Ziff Davis. The Ziff Davis portfolio of web properties - including PCMag.com, IGN.com, Speedtest.net, AskMen.com and TechBargains.com, among many others - features trusted reviews of technology, gaming and men's lifestyle products and services; news and commentary related to these vertical markets; professional networking tools, targeted emails and white papers for IT professionals; speed testing for Internet and mobile network connections; and online deals and discounts for consumers.

We generate Digital Media revenues from the sale of display and video advertising on our owned-and-operated properties as well as third-party sites, from the sale of customer clicks to online merchants and business-to-business leads to IT vendors, and through the licensing of technology, data and other intellectual material to clients. During 2015, our Digital Media web properties attracted 4.0 billion visits and 10.3 billion page views.
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
IGN.com is a leading online media and services company focused on gaming and entertainment. Our premium gaming and entertainment content attracts one of the largest online concentrations of men within the 18-34-year old age category.
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
TechBargains.com is a destination for the best deals and discounts on the web. Our site curates up-to-the-minute deals and coupons from top brands for electronics, hardware, software and more.

Display and Video Advertising
We sell online display and video advertising on our owned-and-operated web properties and on third party sites as well as targeted advertising across the Internet through various unaffiliated third party digital advertising networks.
We have contractual arrangements with advertisers either directly or through agencies. The terms of these contracts specify the price of the advertising to be sold and the volume of advertisements that will be served over the course of a campaign.
In addition to the contracts with advertisers and agencies, we have contractual arrangements with certain third party websites not owned by us and third party advertising networks to deliver online display and video advertising to their websites or to third-party sites.
Our technology allows for both online display and video advertising to be targeted by subject matter, keyword, ad size and placement as well as by past browsing behavior, geography and other factors (such advertising is commonly referred to as interest-based advertising), subject to applicable laws. We use Internet cookies and other end-user tracking technologies to learn about user activity, including: what pages were visited; which links were clicked; and other actions taken by users on our owned and operated websites and certain third party sites. This practice allows us to provide visitors to our owned and operated websites and certain third party websites with more useful and relevant advertisements.
Performance Marketing
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

We believe that the primary competitive factors determining our success in the market for our digital media include Ziff Davis' reputation as a trusted source of objective information and our ability to attract Internet users and advertisers to our web properties.
For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Patents and Proprietary Rights
We regard the protection of our intellectual property rights as important to our success. We aggressively protect these rights by relying on a combination of patents, trademarks, copyrights, trade dress and trade secrets. We also enter into confidentiality and intellectual property assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.
Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents. We generate licensing revenues from some of these patents. We are currently engaged in litigation to enforce several of our patents. For a more detailed description of the lawsuits in which we are involved, see Item 3. Legal Proceedings. We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to generate patent licensing revenues from authorized users.
Several of our U.S. patents have been reaffirmed through reexamination proceedings before the United States Patent and Trademark Office ("USPTO"). We have generated royalties from licensing certain of our patents and have enforced certain patents against companies using our patented technology without our permission.
We seek patents for inventions that may contribute to our business or technology sector. In addition, we have multiple pending U.S. and foreign patent applications, covering components of our technology and in some cases technologies beyond those that we currently offer. Unless and until patents are issued on the pending applications, no patent rights can be enforced.
We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous.
We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, KeepItSafe, Fusemail, Onebox, PCMag, IGN and AskMen, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “fusemail.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “techbargains.com”, “ign.com” “askmen.com”, "Speedtest.net" and "offers.com" among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net“, “.biz”, “.info” and “.us”, among others.
Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the Internet and, in some cases, using services of third-party telecommunications and Internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, numbers, advertising and intellectual property. We are not a regulated telecommunications provider in the U.S. For information about the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.
Seasonality
Our Business Cloud Services revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Business Cloud Services usage and customer sign-ups in the fourth quarter. Revenues associated with our Digital Media operations are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased retail activity.
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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $34.3 million, $30.7 million and $25.5 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2015, we had approximately 1,608 employees, the majority of whom are in the U.S.
Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.
Web Availability of Reports
The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC"). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company's website at www.j2.com as soon as reasonably practicable after such reports are available on the SEC's website. The information on our website is not part of this report. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov.

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

Currently, a substantial portion of our revenue is fax-to-email related and constitutes 42% of our consolidated revenues. Our business' success is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email, unified messaging solutions and services related to our Digital Media segment. If the demand for online fax-to-email as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractive features of our eFax® and similar products is that fax signatures are a generally accepted method of executing contracts. There are on-going efforts by governmental and non-governmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Weakness in the economy has adversely affected and may adversely affect segments of our customers, which has resulted and may result in decreased usage and advertising levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers have been and may be adversely affected by weakness in the general economy and the slow pace of recovery. To the extent these customers' businesses are adversely affected by an economic downturn, their usage of our services and/or our customer retention rates would decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising or e-commerce revenues in our Digital Media segment, which may adversely impact our revenues and profitability.

In order to sustain our growth, we must continue to engage in acquisitions that could result in dilution, operating difficulties and other harmful consequences, and may require us to incur additional indebtedness.

We must acquire or invest in additional businesses, products, services and technologies that complement or augment our service offerings and customer base in order to sustain our growth. We may not successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. If we are unable to identify and execute on acquisitions or integrate acquisitions successfully, our revenues, business, prospects, financial condition, operating results and cash flows could suffer. Moreover, acquisitions could divert attention from management and from other business concerns and could expose us to unforeseen liabilities or unfavorable accounting treatment. In addition, we may lose key employees while integrating any new companies, and we may have difficulties entering new markets where we have no or limited prior experience. Further, while we conduct due diligence in connection with acquisition opportunities, there may be risks or liabilities that such due diligence efforts fail to discover, that are not disclosed to us or that we inadequately assess. The discovery of material liabilities associated with acquisitions could adversely affect our business, results of operations and financial condition.

We may pay for some acquisitions by issuing additional common stock or other equity securities, which would dilute current stockholders, or incur debt, which may cause us to incur additional interest expense, leverage and debt service requirements. We may also use cash to make acquisitions, which may limit our availability of cash for other uses, such as interest payments, stock repurchases or dividends. We will be required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

The majority of our revenue within the Digital Media segment is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

In most cases, our agreements with advertisers have a term of less than one year and may be terminated at any time by the advertiser or by us without penalty. Advertising agreements often provide that we receive payment based on "served" impressions but the online ad industry has started to shift so that payment will be made based on "viewable" impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to forecast display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue. Moreover, we believe that advertising on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include budget constraints of our advertisers, cancellations or delays of projects by our advertisers, the cyclical and discretionary nature of advertising spending, general economic, Internet-related and media industry conditions, as well as extraordinary events. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.
If we are unable to develop or commission compelling content in our Digital Media segment at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow as anticipated, or may decline, and/or visitors' level of engagement with our websites may decline, any of which could harm our operating results.
Our future success depends in part on the ability of our Digital Media segment to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to monetize the activity on these alternative devices including mobile devices which may supplant current traffic that we monetize. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. If we are unable to develop compelling content of our own, we may be required to engage freelance services or obtain licensed content which may not be at reasonable prices which could harm our operating results.

Users are increasingly using mobile devices to access our content within our Digital Media business segment and if we are unsuccessful in attracting new users to our mobile offerings, and expanding the capabilities of our content and other offerings with respect to our mobile platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. Visits to our mobile websites and applications have increased but if the percentage of visits to our mobile websites does not continue to grow or we are unable to effectively monetize our mobile content, net revenue will be impacted. In addition, we are less effective at monetizing digital offer content on our mobile websites and applications compared to our desktop websites.

The growth of our business depends in part on our ability to continue to adapt to the mobile environment and to deliver compelling solutions to consumers and retailers through these new mobile marketing channels. In addition, our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities which may adversely impact our financial results.

We are a U.S. based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation, including in the U.S. and Ireland.  For example, the Irish tax authorities announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

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

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service ("IRS") and other domestic and foreign tax authorities. We are currently under audit by the IRS, the California Franchise Tax Board (“FTB”) for tax years 2012 and 2013, the New York State Department of Taxation and Finance for tax years 2011 through 2013, and the New York City Department of Finance for years 2009 through 2011. However, the FTB audit has been suspended pending the outcome of the IRS audit for the same tax years. We are also under audit or review by other state and foreign taxing authorities for various periods. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Our business, customers and users may be subject to telecommunications and sales taxes.

As a provider of cloud services for business, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are not subject to various telecommunications and utility taxes. However, several state taxing authorities have challenged this belief and have and may continue to audit and assess our business and operations with respect to telecommunications and sales taxes.

In addition, the application of other indirect taxes (such as sales and use tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue.

In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through December 2015 (subsequently extended through October 1, 2016). This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. We are currently under audit for indirect taxes in several states and municipalities. We currently have no financial reserves established with respect to indirect taxes, as we have determined that the liability is not probable and estimable. As a result, if a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

Much of our Digital Media e-commerce revenue comes from arrangements in which we are paid by retailers to promote their digital product and service offers on our sites. Certain states have implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of such states if a publisher, such as us, that facilitated that sale is a resident of such state. Paid retailers in our marketplace that do not currently have sales tax nexus in any state that subsequently passes similar regulations and in which we have operations, employees or contractors now or in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in such state, or cease using our marketplace, each of which could adversely impact our business, financial condition and operating results.

A system failure, security breach or other technological risk could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our network being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our cloud services customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers' confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media) and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Increased numbers of credit and debit card declines in our cloud business could lead to a decrease in our cloud business revenues or rate of revenue growth.

A significant number of our paid cloud services subscribers pay for their services through credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies could result in increased numbers of rejected credit and debit card payments. We believe this could result in increased cloud services customer cancellations and decreased customer signups. Rejected credit or debit card payments, cloud services customer cancellations and decreased customer sign up may adversely impact our revenues and profitability.

If our Business Cloud Services segment experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid cloud services subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rule with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid cloud services subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our Digital Media segment faces significant competition from online media companies as well as from social networking sites, traditional print and broadcast media, general purpose and search engines and various e-commerce sites.
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
In addition, several competitors offer products and services that directly compete for users with our Digital Media segment offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of the competitors for our Business Cloud Services segment in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

Our growth will depend on our ability to develop, strengthen, and protect our brands, and these efforts may be costly and have varying degrees of success.

Our brand recognition has significantly contributed to the success of our business. Strengthening our current brands and launching competitive new brands will be critical to achieving widespread commercial acceptance of our products and services. This will require our continued focus on active marketing, the costs of which have been increasing and may continue to increase. In addition, substantial initial investments may be required to launch new brands and expand existing brands to cover new geographic territories and technology fields. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to cultivate brand recognition and customer loyalty. In addition, we are supporting an increasing number of brands, each of which requires its own investment of resources. Brand promotion activities may not yield increased revenues and, even if they do, increased revenues may not offset the expenses incurred. If we fail to launch, promote, and maintain our brands, or if we incur substantial expenses in doing so, our business could be harmed.

 Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eFax and eVoice, are descriptive or generic when applied to the products and services offered by our Business Cloud Services segment. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including, eFax and eVoice. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or freeload off our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.

We hold domain names relating to our brands, in the U.S. and internationally. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain all relevant domain names that relate to our brands. Furthermore, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our brands, trademarks or other proprietary rights. In addition, failure to secure or maintain domain names relevant to our brands could adversely affect our reputation and make it more difficult for users to find our websites and services.

Inadequate intellectual property protections could prevent us from defending our proprietary technology and intellectual property.

Our success depends, in part, upon our proprietary technology and intellectual property. We rely on a combination of patents, trademarks, trade secrets, copyrights, contractual restrictions, and other confidentiality safeguards to protect our proprietary technology. However, these measures may provide only limited protection and it may be costly and time-consuming to enforce compliance with our intellectual property rights. In some circumstances, we may not have adequate, economically feasible or realistic options for enforcing our intellectual property and we may be unable to detect unauthorized use. While we have a robust worldwide portfolio of issued patents and pending patent applications, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, that we will be able to successfully police infringement, or that any rights granted under these patents will in fact provide a competitive advantage to us.

In addition, our ability to register or protect our patents, copyrights, trademarks, trade secrets and other intellectual property may be limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from utilizing our intellectual property, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

We also strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

Monitoring unauthorized use of the content on our websites and mobile applications, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights.

Companies that operate in the same industry as our Business Cloud Services and Digital Media segments have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. Furthermore, we may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We have been and expect to continue to be subject to legal claims that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we offer our services in the applicable local currency, including but not limited to the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling, among others. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management's time and attention.

From time to time we are subject to litigation or claims or be involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management's time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material. For a more detailed description of certain lawsuits in which we are involved, see Item 3. Legal Proceedings.

The successful operation of our business depends upon the supply of critical business elements and marketing relationships from other companies.

We depend upon third parties for critical elements of our business, including technology, infrastructure, customer service and sales and marketing components. We rely on private third-party providers for our Internet, telecommunications, website traffic and other connections and for co-location of a significant portion of our servers. Any disruption in the services provided by any of these suppliers, any adverse change in their terms and conditions of use or services, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain new cloud services customers, we have marketing agreements with operators of leading search engines and websites and employ the use of resellers to sell our products. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ. Any such action or restatement of prior-period financial results as a result could harm our business or investors' confidence in j2 Global, and could cause our stock price to fall.

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

Our level of indebtedness could adversely affect our financial flexibility and our competitive position.

Our level of indebtedness could have significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations, including our current indebtedness and any other indebtedness we may incur in the future;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

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

In addition, the indenture governing the 8.0% Senior Notes due 2020 (the "Senior Notes") of our subsidiary, j2 Cloud Services, Inc. ("j2 Cloud Services"), and the agreements evidencing or governing other future indebtedness may, contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our debt and fund our other capital requirements, we will require a significant amount of cash, and our ability to generate cash will depend on many factors beyond our control.

Our ability to meet our debt service obligations and to fund working capital, capital expenditures, acquisitions and other elements of our business strategy and other general corporate purposes, including share repurchases and payment of dividends, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot ensure that we will generate cash flow from operations, or that future borrowings will be available, in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes restricts our ability to dispose of assets and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations.

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

Holders of the 3.25% convertible senior notes due June 15, 2029 (the "Convertible Notes") will have the right to require us to repurchase their Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the Senior Notes also have the right to require our subsidiary, j2 Cloud Services, to repurchase the Senior Notes upon the occurrence of a change in control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or Senior Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the Convertible Notes indenture would constitute a default under the Convertible Notes indenture. A default under either indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

We believe that our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our cloud services business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

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

 The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC, the Federal Trade Commission ("FTC"), or both may initiate enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone's use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

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

The FCC has adopted rules requiring certain providers, like us, to enable text-to-911 messages from our platform. We are in the process of implementing this solution. Emergency call centers will have the ability to request that we activate this functionality when such centers are capable of receiving these communications. We may be subject to fines, penalties or enforcement actions, at both the federal and state levels, if our service is found to be out of compliance or we may decide to discontinue the service offering. Additionally, providing such functionality may increase our costs of providing our text messaging service which may reduce our profits, or make our offering less competitive in the marketplace if we increase the price to subscribers and lead to less revenue if we lose subscribers due to price increases. We cannot predict the impact of these text-to-911 rules on our text messaging offering at this time.

 We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media segment utilizes contractors, freelancers and staff from third party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by the relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled and evolving. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our websites.

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

In certain instances, we may be subject to enhanced privacy obligations based on the type of information we store and process. For example, the Health Insurance Portability Accountability Act requires certain entities to comply with data privacy and security regulations when providing services to certain entities that collect particular kinds of information. While we believe we are in compliance with the relevant laws and regulations, we could be subject to enforcement actions, fines, forfeitures and other adverse actions.

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

Many third parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodations also extends to the Internet as well. The Company is assessing the requirements of the ADA to determine what impact this could have on our websites. If the Internet is found to be a place of public accommodation and the ADA is found to apply, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business.

Native advertising is an increasing part of our Digital Media segment’s online advertising revenue. On December 22, 2015 the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often ‘resemble the design, style, and functionality of the media in which they are disseminated’. The Company, as well as trade groups and our consultants, are assessing the requirements of these guidelines on our current practices and industry practices and what, if any, effect this could have on our native advertising business. In addition, the timing and extent of any enforcement by the FTC with regard to the native advertising practices by the Company, or others, could reduce the revenue we generate from this line of business.

For certain data transfers between the European Union (“EU”) and the U.S., j2, like many other companies, relies on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. Recently, the European Court of Justice invalidated the EU-U.S. Safe Harbor. Subsequently, a group comprised of the majority of EU data protection regulators issued a statement that it would further consider the decision issued by the European Court of Justice and coordinate any potential enforcement actions after January 31, 2016. But some individual data protection regulators located in EU countries have threatened to begin enforcement actions independently of this larger representative group of such entities. Meantime, U.S. and EU policymakers continue efforts to create a different framework that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We cannot predict how or if this issue will be resolved nor can we evaluate any potential liability at this time.

The Company is working to put into place various alternative grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S. which have not been invalidated by the European Court of Justice. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that j2 continues to implement will be found to be consistent with relevant laws nor what any potential liability may be at this time.

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

Government and private actions or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Our Digital Media business collects and sells data about its users’ online behavior and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private action. We also use such information to work with our advertisers to more effectively target ads to relevant users and consumers, which ads command a higher rate.

The use of such consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our websites.

New and expanding "Do Not Track" regulations have recently been enacted or proposed that protect users' right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilizes cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.
We may be required or otherwise choose to adopt Do Not Track mechanisms or self-regulation principles, in which case our ability to use our existing tracking technologies, to collect and sell user behavioral data, and permit their use by other third parties could be impaired. This could cause our net revenues to decline and adversely affect our operating results.
U.S. and foreign governments have enacted or considered or are considering legislation or regulations that could significantly restrict our ability to collect, augment, analyze, use and share anonymous data, which could increase our costs and reduce our revenue.
The EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Additionally, in December 2015, the European Commission announced significant reforms to its existing data protection legal framework that may result in a greater compliance burden with respect to our operations and data use in Europe.

Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband Internet connections. In March, 2015, the FCC reclassified broadband Internet connections as Title II common carriers services and imposed network neutrality rules that would prevent network operators from discriminating against legal traffic that traverse their networks. Certain parties have appealed the FCC’s rules but most of the FCC rules are currently effective. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to offer new services that use more bandwidth. The FCC’s network neutrality rules would ensure that cloud service providers, like us, would not be disparately impacted by network operators. We cannot predict the outcome of the pending appeal of the FCC’s network neutrality rules.

Congress could enact laws that are not as strong as the FCC’s and limit the FCC’s jurisdiction with respect to broadband service providers. To the extent network operators attempt to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. We cannot forecast congressional action. As we continue to expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Our cloud services business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our cloud services business substantially depends on the capacity, affordability, reliability and security of our network and services provided to us by our telecommunications suppliers. Only a small number of carriers in each region, and in some cases only one carrier, offer the number and network services we require. We purchase certain telecommunications services pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

Our business could suffer if we cannot obtain or retain numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

The future success of our number-based cloud services business depends on our ability to procure large quantities of local numbers in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide numbers, the cost of these numbers and the level of demand for new numbers. For example, several years ago the FCC conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to complete in that state or nation if materially affecting our ability to acquire numbers for our operations or making our services less attractive due to the unavailability of numbers with a local geographic area.

In addition, although we are the customer of record for all of our U.S. numbers, from time to time, certain U.S. telephone carriers inhibit our ability to port numbers or port our numbers away from us to other carriers. If a federal or regulatory agency determines that our customers should have the ability to port numbers without our consent, we may lose customers at a faster rate than what we have experienced historically, potentially resulting in lower revenues. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their numbers to another carrier. These factors could lead to increased cancellations by our cloud services customers and loss of our number inventory. These factors may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

In addition, future growth in our number-based cloud services subscriber base, together with growth in the subscriber bases of other providers of number-based services, has increased and may continue to increase the demand for large quantities of numbers, which could lead to insufficient capacity and our inability to acquire sufficient numbers to accommodate our future growth.

We may be subject to increased rates for the telecommunications services we purchase from regulated carriers which could require us to either raise the retail prices of our offerings and lose customers or reduce our profit margins.

The FCC recently adopted wide-ranging reforms to the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our cloud services to our customers. As a result of the FCC's reforms, regulated providers of telecommunications services are determining how the rates they charge customers like us will change in order to comply with the new rules. It is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide number-based cloud services may increase which may require us to increase the retail price of our services. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our subscribers, our profit margins may decrease.
New technologies have been developed that are able to block certain of our advertisements or impair our ability to serve interest-based advertising which could harm our operating results.
Technologies have been developed and are likely to continue to be developed that can block Internet or mobile display advertising. Most of our Digital Media segment revenues are derived from fees paid by advertisers in connection with the display of advertisements or clicks on advertisements on web pages or mobile devices. As a result, such technologies and tools are reducing the number of display advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results. Adoption of these types of technologies by more of our users could have a material impact on our revenues. We have implemented third party products to combat these ad-blocking technologies and are developing other strategies to address advertisement blocking. However, our efforts may not be successful to offset the potential increasing impact of these advertising blocking products.
If we or our third-party service providers fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-

party service providers are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue.
If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the sales of our products and services, our advertising revenue and the number of purchases generated for our retailers through our Digital Media marketplace.
We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability levels are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic.
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. In addition, we use keyword advertising to improve our search ranking and to attract users to our sites. If we fail to follow legal requirements regarding the use of keywords or search engine guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices.
Any decline in consumer traffic to our websites could adversely impact the amount of ads that are displayed and the number of purchases we generate for our retailers, which could adversely affect our net revenues. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional net revenues.

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

We rely on email for the delivery of certain cloud services. We also offer email security, encryption and archival services. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email messages, the cost of providing our services could increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

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

Quarterly dividends may not continue, may not continue to grow or could decrease.

We may not continue to issue quarterly dividends or we could decrease the amount of any future dividends or cease to increase the amount of any future dividends. We paid our first quarterly dividend of $0.20 per share of common stock on September 19, 2011. We have declared increasing dividends in each subsequent quarter. Future dividends are subject to Board approval. We cannot assure that the Company will continue to pay a dividend in the future or the amount of any future dividends.

Future sales of our common stock may negatively affect our stock price.

As of February 23, 2016, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we are leasing approximately 40,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space under a lease that expires on May 31, 2019. Additionally, we have smaller leased office facilities in Arizona, California, Illinois, Massachusetts, Pennsylvania, Washington, Australia, Canada, Denmark, France, Ireland, Japan, New Zealand, Norway, Sweden, The Netherlands and the United Kingdom.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world.

Item 3. Legal Proceedings

From time-to-time, j2 Global and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcome of such matters is subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.

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
On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. The Massachusetts Appellate Tax Board has not yet rendered its decision.
On January 18, 2013, Paldo Sign and Display Co. (“Paldo”) filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing purported class action pending in the U.S. District Court for the Northern District of Illinois (“Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of the j2 Global affiliates’ systems to send unsolicited facsimile transmissions. On August 23, 2013, a second plaintiff, Sabon, Inc. (“Sabon”), was added. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. Discovery closed on January 11, 2016. The parties are preparing dispositive motions.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, the remaining claims were dismissed on summary judgment and a judgment was entered in favor of the defendants.
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
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate purported class action against the same j2 Global affiliate in Los Angeles Superior Court (No. BC555721). The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliate’s customers, including those with eVoice® and Onebox® accounts. The plaintiffs are seeking, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related and consolidated for discovery purposes. On March 13, 2015, a third amended complaint was filed in this action, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On or around June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties reached a tentative class-based settlement that remains subject to court approval.
The Company has not accrued for any material loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management.
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing reserves, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management.

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

	High	Low
Year ended December 31, 2015
First Quarter	70.23	57.44
Second Quarter	71.10	66.03
Third Quarter	75.13	65.54
Fourth Quarter	83.67	69.67
Year ended December 31, 2014
First Quarter	51.67	43.04
Second Quarter	51.14	43.67
Third Quarter	53.76	47.50
Fourth Quarter	63.62	48.72

Holders

We had 281 registered stockholders as of February 23, 2016. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter. The following is a summary of each dividend declared during fiscal year 2015 and 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014
May 7, 2014	$0.2700	May 19, 2014	June 3, 2014
August 5, 2014	$0.2775	August 18, 2014	September 2, 2014
October 30, 2014	$0.2850	November 17, 2014	December 4, 2014
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015

On February 10, 2016, our Board of Directors declared a quarterly cash dividend of $0.3250 per share of common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016 (see Note 22 - Subsequent Events). Future dividends are subject to Board approval.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program"). On February 10, 2016, the Board of Directors extended the 2012 Program through February 20, 2017 (see Note 22 - Subsequent Events). Cumulatively at December 31, 2015, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
October 1, 2015 - October 31, 2015	4,927	$74.36	—	2,873,920
November 1, 2015 - November 30, 2015	—	$—	—	2,873,920
December 1, 2015 - December 31, 2015	1,858	$80.01	—	2,873,920
Total	6,785		—	2,873,920

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding shares outstanding and available for issuance under j2 Global's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	566,428	$29.74	5,662,812
Equity compensation plans not approved by security holders	—	—	—
Total	566,428	$29.74	5,662,812

The number of securities remaining available for future issuance includes 4,032,368 and 1,630,444 under our 2015 Stock Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 13 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007, and our 2007 Stock Plan, which is scheduled to terminate on February 14, 2017.

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

j2 Global's peer group index consists of Athenahealth, Inc., Constant Contact, Inc., LivePerson, Inc., LogMeIn, Inc., NetSuite Inc., Salesforce.com, Inc., and The Ultimate Software Group, Inc.

Measurement points are December 31, 2010 and the last trading day in each of j2 Global's fiscal quarters through the end of fiscal 2015. The graph assumes that $100 was invested on December 31, 2010 in j2 Global's common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-10	100.00	100.00	100.00
Mar-11	101.93	104.08	104.14
Jun-11	97.51	101.67	113.02
Sep-11	93.61	93.59	90.26
Dec-11	98.60	100.49	89.19
Mar-12	101.19	124.17	126.46
Jun-12	94.13	115.16	119.89
Sep-12	116.99	122.12	132.33
Dec-12	110.10	113.03	136.78
Mar-13	140.65	115.55	150.13
Jun-13	152.88	117.74	138.59
Sep-13	177.94	130.73	181.13
Dec-13	180.52	149.13	193.25
Mar-14	181.56	151.45	196.70
Jun-14	185.30	163.74	192.71
Sep-14	181.07	171.87	193.33
Dec-14	225.72	178.78	206.65
Mar-15	239.44	181.07	217.67
Jun-15	248.28	181.44	222.11
Sep-15	259.40	172.32	222.84
Dec-15	300.11	189.94	248.69

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$720,815	$599,030	$520,801	$371,396	$330,159
Cost of revenues	122,958	105,989	86,893	67,013	60,613
Gross profit	597,857	493,041	433,908	304,383	269,546
Operating expenses:
Sales and marketing	159,009	141,967	131,317	62,825	59,066
Research, development and engineering	34,329	30,680	25,485	18,624	16,373
General and administrative	205,137	134,188	101,683	60,772	58,157
Total operating expenses	398,475	306,835	258,485	142,221	133,596
Income from operations	199,382	186,206	175,423	162,162	135,950
Interest expense (income), net	42,458	31,204	21,254	7,650	(629)
Other expense (income), net	5	(165)	11,472	(410)	(537)
Income before income taxes	156,919	155,167	142,697	154,922	137,116
Income tax expense	23,283	29,840	35,175	33,259	22,350
Net income	$133,636	$125,327	$107,522	$121,663	$114,766
Less net income attributable to noncontrolling interest	—	—	—	83	—
Less extinguishment of Series A preferred stock	—	(991)	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	$133,636	$124,336	$107,522	$121,580	$114,766

Net income per common share:
Basic	$2.76	$2.60	$2.31	$2.63	$2.46
Diluted	$2.73	$2.58	$2.28	$2.61	$2.43
Weighted average shares outstanding:
Basic	47,627,853	46,778,015	45,548,767	45,459,712	45,799,615
Diluted	48,087,760	47,106,538	46,140,019	45,781,658	46,384,848
Cash dividends declared per common share	$1.22	$1.10	$0.98	$0.87	$0.41

	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$255,530	$433,663	$207,801	$218,680	$139,359
Working capital	286,151	486,816	274,133	298,572	155,099
Total assets	1,792,868	1,705,202	1,153,789	995,170	651,171
Other long-term liabilities	18,228	22,416	1,458	1,557	2,342
Total stockholders' equity	$890,208	$820,235	$706,418	$594,595	$554,375

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, "the Company", “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which primarily focused on our voice and fax products. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technology and acquire skilled personnel.
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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of or for the years ended December 31, 2015, 2014 and 2013 (in thousands, except for percentages):

	Years Ended December 31,
	2015	2014	2013
Subscriber revenues:
Fixed	$414,919	$348,340	$296,457
Variable	83,804	76,392	74,631
Total subscriber revenues	498,723	424,732	371,088
Other license revenues	5,915	6,743	19,016
Total revenues	$504,638	$431,475	$390,104
Percentage of total subscriber revenues:
Fixed	83.2%	82.0%	79.9%
Variable	16.8%	18.0%	20.1%
Total revenues:
Number-based	$352,656	$347,754	$340,438
Non-number-based	151,982	83,721	49,666
Total revenues	$504,638	$431,475	$390,104

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$14.79	$14.23
Cancel rate (3)	2.1%	2.1%

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

(2)	Cloud Business Customers is defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years Ended December 31,
	2015	2014	2013
Visits	4,001	2,563	2,171
Page views	10,276	8,002	7,345
Sources: Google Analytics and Partner Platforms

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

Revenue Recognition

Business Cloud Services

The Company's Business Cloud Services revenues substantially consist of monthly fixed subscription and variable usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber's estimated useful life.

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

The Company determines whether Digital Media revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned-and-operated web properties, on third party sites or on unaffiliated advertising networks, (ii) through the Company’s lead-generation business and (iii) through the Company’s  Digital Media licensing program. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third party sites.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2015, 2014 and 2013.

Goodwill and Purchased Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test is comprised of two steps: (1) a reporting unit's fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon intangible assets. We completed the required impairment review for the years ended December 31, 2015, 2014, and 2013 and noted no impairment. Consequently, no impairment charges were recorded.

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

As a provider of cloud services for business, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are generally not subject to various telecommunication taxes. Moreover, we generally do not believe that our business and our users (by using our services) are subject to other indirect taxes, such as sales and use tax, business tax and gross receipts tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess our business and operations with respect to telecommunications and other indirect taxes.

On February 24, 2016, President Obama signed into law H.R. 644, the “Trade Facilitation and Trade Enforcement Act of 2015” which included a provision to permanently ban state and local authorities from imposing access or discriminatory taxes on the Internet. The new law allows “grandfathered” states and local authorities to continue their existing taxes on internet access through June 2020.
On February 27, 2013, the Office of Finance for the City of Los Angeles (the "Los Angeles Office of Finance") issued us assessments for business and communications taxes for the period of January 1, 2009 through December 31, 2012. On September 11, 2014, the Los Angeles Office of Finance issued us revised assessments increasing our liability to the City of Los Angeles. On April 30, 2015, the Los Angeles Office of Finance Board of Review denied our request to abate the assessments. We paid the assessments and requested the abatement of associated penalties. In addition, we are currently working with the Office of the City Attorney of the City of Los Angeles to obtain a refund of the entire amount paid. For other jurisdictions, we currently have no reserves established for these matters, as we have determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

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

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Business Cloud Services Segment

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to be stable for the foreseeable future (excluding the impact of acquisitions). The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.

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

The following table sets forth, for the years ended December 31, 2015, 2014 and 2013, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013
Revenues	100%	100%	100%
Cost of revenues	17	18	17
Gross profit	83	82	83
Operating expenses:
Sales and marketing	22	24	25
Research, development and engineering	5	5	5
General and administrative	28	22	20
Total operating expenses	55	51	50
Income from operations	28	31	34
Interest expense (income), net	6	5	4
Other expense (income), net	—	—	2
Income before income taxes	22	26	28
Income tax expense	3	5	7
Net income	19%	21%	21%
Less net income attributable to noncontrolling interest	—	—	—
Less extinguishment of Series A preferred stock	—	—	—
Net income attributable to j2 Global, Inc. common shareholders	19%	21%	21%

Revenues

(in thousands, except percentages)	2015	2014	2013	Percentage Change 2015 versus 2014	Percentage Change 2014 versus 2013
Revenues	$720,815	$599,030	$520,801	20%	15%

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

Our revenues have increased over the past three years primarily due to the following factors:

•	Acquisitions within our Digital Media properties, plus organic growth in that segment;

•	Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	2015	2014	2013	Percentage Change 2015 versus 2014	Percentage Change 2014 versus 2013
Cost of revenue	$122,958	$105,989	$86,893	16%	22%
As a percent of revenue	17%	18%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2015 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2014 that resulted in additional license costs, network operations, customer service, editorial and production costs and depreciation. The increase in cost of revenues for the year ended December 31, 2014 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2013 that resulted in additional network operations, customer service, editorial and production costs, depreciation, customer service and processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2015	2014	2013	Percentage Change 2015 versus 2014	Percentage Change 2014 versus 2013
Sales and Marketing	$159,009	$141,967	$131,317	12%	8%
As a percent of revenue	22%	24%	25%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the year ended December 31, 2015, 2014 and 2013 was $63.5 million, $60.5 million and $55.4 million, respectively.  The increase in sales and marketing expenses from 2014 to 2015 and from 2013 to 2014 was primarily due to increased personnel costs and advertising associated with businesses acquired within the Business Cloud Services and Digital Media segments.

Research, Development and Engineering.

(in thousands, except percentages)	2015	2014	2013	Percentage Change 2015 versus 2014	Percentage Change 2014 versus 2013
Research, Development and Engineering	$34,329	$30,680	$25,485	12%	20%
As a percent of revenue	5%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2014 to 2015 and 2013 to 2014 was primarily due to an an increase in personnel costs associated with acquisitions within the Business Cloud Service and Digital Media segments and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)	2015	2014	2013	Percentage Change 2015 versus 2014	Percentage Change 2014 versus 2013
General and Administrative	$205,137	$134,188	$101,683	53%	32%
As a percent of revenue	28%	22%	20%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2014 to 2015 was primarily due to an increase in amortization of intangible assets, an increase in the fair value associated with contingent consideration of certain acquisitions within the Digital Media segment, personnel costs relating to acquisitions closed during 2014 and 2015, and bad debt expense. The increase in general and administrative expense from 2013 to 2014 was primarily due to an increase in amortization of intangible assets, personnel costs relating to acquisitions closed during 2013 and 2014, additional professional fees and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$373	$345	$756
Operating expenses:
Sales and marketing	2,435	1,944	1,855
Research, development and engineering	863	721	434
General and administrative	8,122	5,898	6,675
Total	$11,793	$8,908	$9,720

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt and the recognition of the interest portion of a loss on extinguishment of debt of $1.6 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc., and interest earned on cash, cash equivalents and short-term and long-term investments. Interest expense, net was $42.5 million, $31.2 million, and $21.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase from 2014 to 2015 and 2013 to 2014 was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $0.0 million, $(0.2) million, and $11.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease from 2014 to 2015 is primarily due to lower miscellaneous income. The decrease from 2013 to 2014 is primarily due to the recognition of the other expense portion of a loss on extinguishment of debt of $12.9 million in connection with the December 31, 2013 reorganization of Ziff Davis, Inc. into Ziff Davis, LLC and the Company's acquisition of all of the minority holders' equity interests in Ziff Davis, Inc.

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

As of December 31, 2015, we had federal net operating loss carryforwards (“NOLs”) of $17.4 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2031. As of December 31, 2015 and 2014, the Company has foreign tax credits of $14.0 million and $11.1 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $14.0 million and $11.1 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2025. In addition, as of December 31, 2015 and 2014, we had available unrecognized state research and development tax credits of $3.7 million and $2.0 million, respectively, which last indefinitely. As of December 31, 2015 and 2014, we also had state enterprise zone tax credits of $0.6 and $0.9 million, respectively. The state enterprise zone credits expire through the year 2025. We estimate that all of the state enterprise zone credits will be available for use before their expiration.

Income tax expense amounted to $23.3 million, $29.8 million and $35.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our effective tax rates for 2015, 2014 and 2013 were 15%, 19% and 25%, respectively.

The decrease in our annual effective income tax rate from 2014 to 2015 was primarily attributable to the following:

1.	the reversal of uncertain income tax positions during 2015;

2.	an increase during 2015 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by:

3.	an increase during 2015 in the valuation allowance for foreign tax credit carryforwards

The decrease in our annual effective income tax rate from 2013 to 2014 was primarily attributable to the following:

1.	a reversal of uncertain income tax positions during 2014;

2.	a decrease during 2014 in reorganization costs not deductible for tax purposes; partially offset by:

3.	a decrease during 2014 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.50%	20.25%	26.50%
Effective tax rate (1)	12.53%	20.34%	26.51%
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

Revenues
The following table presents our revenues by source as a percentage of total revenues for fiscal years 2015, 2014 and 2013:

	2015	2014	2013
Business Cloud Services revenues:
Fax and Voice	49.1%	58.3%	65.8%
Other	20.9%	13.7%	9.1%
Total Business Cloud Services revenues:	70.0%	72.0%	74.9%
Digital Media revenues:
Media	30.0%	28.0%	25.1%
Elimination of inter-segment revenues	—%	—%	—%
Total revenues	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for fiscal year 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
External net sales	$504,638	100.0%	$431,475	100.0%	$390,104	100.0%
Inter-segment net sales	—	—	—	—	—	—
Segment net sales	504,638	100.0	431,475	100.0	390,104	100.0
Cost of revenues	101,209	20.1	86,962	20.2	69,911	17.9
Gross profit	403,429	79.9	344,513	79.8	320,193	82.1
Operating expenses	193,227	38.3	154,630	35.8	121,258	31.1
Segment operating income	$210,202	41.7%	$189,883	44.0%	$198,935	51.0%
Segment net sales of $504.6 million in 2015 increased $73.2 million, or 17.0%, from the prior comparable period primarily due to business acquisitions. Segment net sales of $431.5 million in 2014 increased $41.4 million, or 10.6%, from the prior comparable period primarily due to business acquisitions, partially offset by a decrease in patent and technology related licensing revenues associated with a $27 million license agreement of which $12.6 million from past damages was recognized in 2013.
Segment gross profit of $403.4 million in 2015 increased $58.9 million from 2014 and segment gross profit of $344.5 million in 2014 increased $24.3 million from 2013 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2015 was comparable to the previous comparable period. The gross profit as a percentage of revenues for 2014 decreased from the prior comparable period primarily due to acquisitions during the fiscal year which increased network operation costs and depreciation. In addition, acquisitions historically have lower initial profitability than our existing business until synergies with respect to those acquisitions are realized in future periods.
Segment operating expenses of $193.2 million in 2015 increased $38.6 million from 2014 primarily due to (a) additional depreciation and amortization and an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2014; and (b) additional bad debts. Segment operating expenses of $154.6 million in 2014 increased $33.4 million from 2013 primarily due to (a) additional depreciation and amortization and an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2013; and (b) additional bad debts and professional fees.
As a result of these factors, segment operating earnings of $210.2 million in 2015 increased $20.3 million, or 10.7%, from 2014. As a result of these factors, segment operating earnings of $189.9 million in 2014 decreased $(9.1) million, or (4.6)%, from 2013.

Digital Media
The following segment results are presented for fiscal year 2015, 2014 and 2013 (in thousands):

	2015		2014		2013
External net sales	$216,177	99.9%	$167,555	99.8%	$130,697	99.7%
Inter-segment net sales	197	0.1	259	0.2	449	0.3
Segment net sales	216,374	100.0	167,814	100.0	131,146	100.0
Cost of revenues	21,749	10.1	19,028	11.3	16,982	12.9
Gross profit	194,625	89.9	148,786	88.7	114,164	87.1
Operating expenses	164,188	75.9	118,293	70.5	107,431	81.9
Segment operating income	$30,437	14.1%	$30,493	18.2%	$6,733	5.1%

Segment net sales of $216.4 million in 2015 increased $48.6 million, or 28.9%, and segment net sales of $167.8 million increased $36.7 million, or 28.0% from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.

Segment gross profit of $194.6 million in 2015 increased $45.8 million and segment gross profit of $148.8 million in 2014 increased $34.6 million from the prior comparable period primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2015 and 2014 was consistent with the prior comparable periods.

Segment operating expenses of $164.2 million in 2015 increased $45.9 million from the prior comparable period primarily due to increased amortization of intangible assets associated with business acquisitions subsequent to the prior comparable period and an increase in the fair value associated with contingent consideration of certain acquisitions. Segment operating expenses of $118.3 million in 2014 increased $10.9 million from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period, partially offset by reduced operating costs as the Digital Media segment leverages its scale and completes the integration process of prior acquisitions.

As a result of these factors, segment operating income of $30.4 million in 2015 decreased $(0.1) million, or (0.2)%, from 2014. As a result of these factors, segment operating income of $30.5 million in 2014 increased $23.8 million, or 352.9%, from 2013.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2015, we had cash and investments of $413.7 million compared to $590.4 million at December 31, 2014. The decrease in cash and investments resulted primarily from business acquisitions, dividends, business taxes, and repurchase of stock, partially offset by cash provided by operations and the exercise of stock options. At December 31, 2015, cash and investments consisted of cash and cash equivalents of $255.5 million, short-term investments of $79.7 million and long-term investments of $78.6 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts, equity securities and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at December 31, 2015. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2015 and 2014, cash and investments held within foreign and domestic jurisdictions were $165.7 million and $248.0 million and $138.3 million and $452.1 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company's Board of Directors approved four quarterly cash dividends during the year ended December 31, 2015, totaling $1.2150 per share of common stock. On February 10, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3250 per share of common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016. Future dividends are subject to Board approval.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $229.1 million, $177.2 million, and $193.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to an increase in depreciation and amortization, additional amortization of financing costs and discounts, share-based compensation, and an increase in accounts payable and accrued expense balances and long-term liabilities; partially offset by a decrease in the income tax payable and deferred income tax balances. The decrease in our net cash provided by operating activities in 2014 compared to 2013 was primarily attributable to an increase in billings associated with the Digital Media segment which historically has a collection cycle longer than our Business Cloud segment. Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. Our prepaid tax payments were $11.6 million and $5.8 million at December 31, 2015 and 2014, respectively. Our cash and cash equivalents and short-term investments were $335.2 million, $529.9 million and $298.6 million at December 31, 2015, 2014 and 2013, respectively.

Net cash used in investing activities was $(335.7) million, $(275.5) million and $(167.4) million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in investing activities in 2015 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2014 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2013 was primarily attributable to business acquisitions, purchase of available-for-sale investments and certificates of deposit, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.

Net cash (used in) provided by financing activities was $(67.4) million, $327.5 million and $(35.7) million for the year ended December 31, 2015, 2014 and 2013, respectively. Net cash used in financing activities in 2015 was primarily attributable to dividends paid, deferred payments for acquisitions and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation. Net cash provided by financing activities in 2014 was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock. Net cash used in financing activities in 2013 was primarily attributable to dividends paid and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 (see Note 22 - Subsequent Events for discussion regarding the extension of the share repurchase program to February 20, 2017).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$250,000	$402,500	$652,500
Long-term debt - interest (b)	33,081	66,163	65,885	6,541	171,670
Operating leases (c)	10,033	18,926	12,342	12,962	54,263
Capital leases (d)	140	44	7	—	191
Telecom services and co-location facilities (e)	2,383	1,877	81	—	4,341
Holdback payment (f)	23,176	—	—	—	23,176
Contingent consideration (g)	20,000	—	—	—	20,000
Other (h)	793	40	—	—	833
Total	$89,606	$87,050	$328,315	$422,003	$926,974
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(h)	These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2015, our liability for uncertain tax positions was $35.9 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities. In addition, with the acquisition of Ookla, acquired on December 1, 2014 (see Note 3 - Business Acquisitions), contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $25.0 million as of December 31, 2015. Due to the Company achieving certain earnings targets for the year ended December 31, 2015, $20.0 million has been reclassified to current liabilities in the consolidated balance sheet payable in 2016 and has been included in the table above. The remaining $5.0 million of contingent consideration is recorded as an other long-term liability on the consolidated balance sheet at December 31, 2015. Finally, with the acquisition of Salesify, acquired on September 17, 2015 (see Note 3 - Business Acquisitions), contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $5.6 million at December 31, 2015 which was recorded as an other long-term liability on the consolidated balance sheet.

We have not presented the contingent consideration (excluding $20 million associated with the acquisition of Ookla) in the table above due to the uncertainty of the amounts and timing of cash settlement.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2016.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2015, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of December 31, 2015, we had investments in debt securities with effective maturities greater than one year of approximately $78.6 million. Such investments had a weighted average yield of approximately 1.42%. As of December 31, 2015 and December 31, 2014, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $255.5 million and $433.7 million, respectively. Based on our cash and cash equivalents and short- and long-term investment holdings as of December 31, 2015, an immediate 100 basis point decline in interest rates would decrease our annual interest income by $2.6 million.

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

Foreign exchange gains and (losses) were not material to our earnings in 2015, 2014 or 2013. For the years ended December 31, 2015, 2014 and 2013, net foreign currency transaction gain/(loss) amounted to $(0.1) million, $(0.1) million and $0.4 million, respectively. During the year ended December 31, 2015 and 2014, cumulative translation adjustments included in other comprehensive income amounted to $(15.1) million and $(14.7) million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. (“Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of j2 Global, Inc. and subsidiaries (collectively, the “Company”) for the year ended December 31, 2013. Our audit also included the financial statement schedule of the Company listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the stockholders’ equity of j2 Global, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
Los Angeles, California
February 28, 2014, except for Note 17 as to which the date is March 2, 2015.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share amounts)

	2015	2014
ASSETS
Cash and cash equivalents	$255,530	$433,663
Short-term investments	79,655	96,206
Accounts receivable, net of allowances of $4,261 and $3,685, respectively	114,680	91,699
Prepaid expenses and other current assets	25,722	22,602
Deferred income taxes, current	7,218	2,013
Total current assets	482,805	646,183
Long-term investments	78,563	60,508
Property and equipment, net	57,442	38,217
Trade names, net	118,965	105,551
Patent and patent licenses, net	18,841	24,927
Customer relationships, net	197,319	163,766
Goodwill	807,661	635,675
Other purchased intangibles, net	17,516	17,556
Other assets	13,756	12,819
Total assets	$1,792,868	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$114,384	$95,310
Income taxes payable	5,589	—
Deferred revenue, current	76,104	63,457
Capital lease, current	214	258
Deferred income taxes, current	363	342
Total current liabilities	196,654	159,367
Long-term debt	601,186	593,350
Capital lease, non-current	148	141
Liability for uncertain tax positions	35,917	37,551
Deferred income taxes, non-current	43,989	61,960
Deferred revenue, non-current	6,538	10,182
Other long-term liabilities	18,228	22,416
Total liabilities	902,660	884,967
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2015 and 2014, respectively; total issued and outstanding is zero and zero at December 31, 2015 and 2014, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2015 and 2014, respectively; total issued and outstanding is zero and zero at December 31, 2015 and 2014, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2015 and 2014; total issued and outstanding 47,950,677 and 47,409,514 shares at December 31, 2015 and 2014, respectively.	479	474
Additional paid-in capital	292,064	273,304
Retained earnings	626,789	553,584
Accumulated other comprehensive loss	(29,124)	(7,127)
Total stockholders' equity	890,208	820,235
Total liabilities and stockholders’ equity	$1,792,868	$1,705,202

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share and per share data)

	2015	2014	2013
Revenues:
Total revenues	$720,815	$599,030	$520,801

Cost of revenues (1)	122,958	105,989	86,893
Gross profit	597,857	493,041	433,908
Operating expenses:
Sales and marketing (1)	159,009	141,967	131,317
Research, development and engineering (1)	34,329	30,680	25,485
General and administrative (1)	205,137	134,188	101,683
Total operating expenses	398,475	306,835	258,485
Income from operations	199,382	186,206	175,423
Interest expense, net	42,458	31,204	21,254
Other expense (income), net	5	(165)	11,472
Income before income taxes	156,919	155,167	142,697
Income tax expense	23,283	29,840	35,175
Net income	133,636	125,327	107,522
Less extinguishment of Series A preferred stock	—	(991)	—
Net income attributable to j2 Global, Inc. common shareholders	$133,636	$124,336	$107,522
Net income per common share:
Basic	$2.76	$2.60	$2.31
Diluted	$2.73	$2.58	$2.28
Weighted average shares outstanding:
Basic	47,627,853	46,778,015	45,548,767
Diluted	48,087,760	47,106,538	46,140,019
Cash dividends paid per common share	$1.22	$1.10	$0.98

(1) Includes share-based compensation expense as follows:
Cost of revenues	$373	$345	$756
Sales and marketing	2,435	1,944	1,855
Research, development and engineering	863	721	434
General and administrative	8,122	5,898	6,675
Total	$11,793	$8,908	$9,720

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013

Net Income	$133,636	$125,327	$107,522
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of zero, zero and ($122) for the year ended 2015, 2014 and 2013, respectively	(15,058)	(14,694)	78
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of ($4,556), $2,757 and $2,447 for the year ended 2015, 2014 and 2013, respectively	(6,939)	3,332	4,245
Other comprehensive income (loss), net of tax	(21,997)	(11,362)	4,323
Comprehensive Income	$111,639	$113,965	$111,845

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$133,636	$125,327	$107,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93,213	62,953	39,788
Accretion and amortization of discount and premium of investments	1,207	1,334	1,796
Amortization of financing costs and discounts	9,105	5,045	613
Share-based compensation	11,793	8,908	9,720
Excess tax benefits from share-based compensation	(4,486)	(5,512)	(2,695)
Provision for doubtful accounts	6,872	4,702	3,135
Deferred income taxes, net	(17,083)	(10,033)	250
Loss on disposal of fixed assets	—	—	8
(Gain) loss on available-for-sale investments	(549)	(90)	66
Loss on extinguishment of debt and related interest expense	—	—	14,437
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(18,508)	(11,078)	(9,588)
Prepaid expenses and other current assets	1,461	(3,212)	149
Other assets	(602)	(42)	168
Increase (decrease) in:
Accounts payable and accrued expenses	8,757	(5,447)	9,126
Income taxes payable	3,578	10,797	667
Deferred revenue	(3,480)	(711)	12,368
Liability for uncertain tax positions	(5,718)	(6,313)	6,186
Other long-term liabilities	9,865	603	(392)
Net cash provided by operating activities	229,061	177,231	193,324
Cash flows from investing activities:
Maturity of certificates of deposit	65	14,520	42,615
Purchase of certificates of deposit	(62)	(65)	(22,071)
Maturity of available-for-sale investments	121,687	110,363	140,126
Purchase of available-for-sale investments	(135,832)	(138,452)	(168,901)
Purchases of property and equipment	(17,297)	(11,829)	(18,627)
Proceeds from sale of assets	—	608	1
Acquisition of businesses, net of cash received	(302,809)	(245,278)	(126,341)
Purchases of intangible assets	(1,455)	(5,336)	(14,200)
Net cash used in investing activities	(335,703)	(275,469)	(167,398)
Cash flows from financing activities:
Issuance of long-term debt	—	402,500	—
Debt issuance costs	—	(11,991)	(47)
Repurchases of common and restricted stock	(3,674)	(5,663)	(4,587)
Issuance of common stock under employee stock purchase plan	260	265	213
Exercise of stock options	4,958	6,621	13,604
Dividends paid	(58,826)	(52,269)	(45,134)
Excess tax benefits from share-based compensation	4,486	5,512	2,695
Deferred payments for acquisitions	(14,271)	(16,512)	—
Other	(296)	(933)	(2,437)
Net cash (used in) provided by financing activities	(67,363)	327,530	(35,693)
Effect of exchange rate changes on cash and cash equivalents	(4,128)	(3,430)	(1,112)
Net change in cash and cash equivalents	(178,133)	225,862	(10,879)
Cash and cash equivalents at beginning of period	433,663	207,801	218,680
Cash and cash equivalents at end of period	$255,530	$433,663	$207,801

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share amounts)

					Preferred A			Preferred B	Additional				Accumulated	j2 Global, Inc.	Non-	Total
	Common stock		Preferred Series A		Additional paid-	Preferred Series B		Additional paid-	paid-in	Treasury stock		Retained	other comprehensive	Stockholders'	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	in capital	Shares	Amount	in capital	capital	Shares	Amount	earnings	income/(loss)	equity	interest	equity
Balance, January 1, 2013	45,094,191	$451	—	$—	$—	—	$—	$—	$169,542	—	$—	$424,790	$(88)	$594,695	$(100)	$594,595
Net income	—	—	—	—	—	—	—	—	—	—	—	107,522	—	107,522	—	107,522
Other comprehensive income, net of tax of $2,325	—	—	—	—	—	—	—	—	—	—	—	—	4,323	4,323	—	4,323
Dividends	—	—	—	—	—	—	—	—	—	—	—	(45,135)	—	(45,135)	—	(45,135)
Purchase of mandatorily redeemable financial instrument	234,025	2	5,064	—	4,774	4,155	—	6,575	22,900	—	—	—	—	22,902	100	23,002
Exercise of stock options	569,204	6	—	—	—	—	—	—	13,598	—	—	—	—	13,604	—	13,604
Issuance of shares under Employee Stock Purchase Plan	5,402	—	—	—	—	—	—	—	213	—	—	—	—	213	—	213
Vested restricted stock	308,082	3	—	—	—	—	—	—	(3)	—	—	—	—	—	—	—
Retirement of common shares	(29,950)	—	—	—	—	—	—	—	(684)	—	—	(2,395)	—	(3,079)	—	(3,079)
Repurchase of restricted stock	(75,878)	(1)	—	—	—	—	—	—	(1,506)	—	—	—	—	(1,507)	—	(1,507)
Share based compensation	—	—	—	—	—	—	—	—	9,585	—	—	68	—	9,653	—	9,653
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	3,227	—	—	—	—	3,227	—	3,227
Balance, December 31, 2013	46,105,076	$461	5,064	$—	$4,774	4,155	$—	$6,575	$216,872	—	$—	$484,850	$4,235	$706,418	$—	$706,418
Net income	—	—	—	—	—	—	—	—	—	—	—	125,327	—	125,327	—	125,327
Other comprehensive income, net of tax benefit $2,757	—	—	—	—	—	—	—	—	—	—	—	—	(11,362)	(11,362)	—	(11,362)
Dividends	—	—	—	—	—	—	—	—	—	—	—	(52,269)	—	(52,269)	—	(52,269)
Exercise of stock options	433,008	4	—	—	—	—	—	—	6,617	—	—	—	—	6,621	—	6,621
Issuance of shares under Employee Stock Purchase Plan	5,735	—	—	—	—	—	—	—	265	—	—	—	—	265	—	265
Equity portion of convertible debt	—	—	—	—	—	—	—	—	36,478	—	—	—	—	36,478	—	36,478
Vested restricted stock	565,713	6	—	—	—	—	—	—	(6)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(113,256)	(1)	—	—	—	—	—	—	(2,245)	—	—	(3,417)	—	(5,663)	—	(5,663)
Extinguishment of Series A preferred stock	235,665	2	(5,064)	—	(4,774)	—	—	—	989	—	—	(991)	—	—	—	—
Exchange of Series B preferred stock	177,573	2	—	—	—	(4,155)	—	(6,575)	(2)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	8,824	—	—	84	—	8,908	—	8,908
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	5,512	—	—	—	—	5,512	—	5,512
Balance, December 31, 2014	47,409,514	$474	—	$—	$—	—	$—	$—	$273,304	—	$—	$553,584	$(7,127)	$820,235	$—	$820,235
Net income	—	—	—	—	—	—	—	—	—	—	—	133,636	—	133,636	—	133,636
Other comprehensive income, net of tax benefit ($4,556)	—	—	—	—	—	—	—	—	—	—	—	—	(21,997)	(21,997)	—	(21,997)
Dividends	—	—	—	—	—	—	—	—	—	—	—	(58,826)	—	(58,826)	—	(58,826)
Exercise of stock options	221,221	2	—	—	—	—	—	—	4,956	—	—	—	—	4,958	—	4,958
Issuance of shares under Employee Stock Purchase Plan	4,020	—	—	—	—	—	—	—	260	—	—	—	—	260	—	260
Vested restricted stock	278,092	3	—	—	—	—	—	—	(3)	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(53,904)	(1)	—	—	—	—	—	—	(1,955)	—	—	(1,718)	—	(3,674)	—	(3,674)
Exchange of Series B preferred stock	91,734	1	—	—	—	—	—	—	(1)	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	11,017	—	—	113	—	11,130	—	11,130
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	4,486	—	—	—	—	4,486	—	4,486
Balance, December 31, 2015	47,950,677	$479	—	$—	$—	—	$—	$—	$292,064	—	$—	$626,789	$(29,124)	$890,208	$—	$890,208

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013

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

The Company determines whether Digital Media revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned-and-operated web properties, on third party sites or on unaffiliated advertising networks, (ii) through the Company’s lead-generation business and (iii) through the Company’s  Digital Media licensing program. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third party sites.

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

As of December 31, 2015, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

(f)	Cash and Cash Equivalents

j2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(g)	Investments

j2 Global accounts for its investments in debt and equity securities in accordance with FASB ASC Topic No. 320, Investments - Debt and Equity Securities (“ASC 320”). Debt investments are typically comprised of corporate and governmental debt securities. Equity securities recorded as available-for-sale represent strategic equity investments. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Trading securities are carried at fair value, with unrealized gains and losses included in investment income. Securities are accounted for on a specific identification basis, average cost method or other method, as appropriate.

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

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2015, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland.

(k)	Foreign Currency

Some of j2 Global's foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation gain/(loss) was $(15.1) million, $(14.7) million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Net transaction gain/(loss) was $(0.1) million, $(0.1) million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2015, 2014 and 2013.

(n)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit's fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values. In connection with the annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon indefinite-lived intangible assets. The impairment testing for indefinite-lived intangible assets consists of comparing the carrying values to the fair values and an impairment loss is recorded if the carrying value exceeds the fair value. j2 Global completed the required impairment review at the end of 2015, 2014 and 2013 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

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

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of Ziff Davis, Inc., the Company operates as two segments: (1) Business Cloud Services and (2) Digital Media.

(u)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2015, 2014 and 2013 was $63.5 million, $60.5 million and $55.4 million, respectively.

(v)	Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(w)	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is continuing to evaluate the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Since the this update is intended to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice, the adoption of this standard is not expected to have a material impact on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments in this ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, the amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The Company decided to early adopt this guidance in the third quarter of 2015.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluation the impact that this ASU will have on its financial position or financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2015 presentation.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and to enter into other jurisdictions.

The Company completed the following acquisitions during the year ended December 31, 2015, paying the purchase price in cash for each transaction: (a) a share purchase of the entire issued share capital of Firstway, an Ireland-based distributor of FaxBOX® digital fax services; (b) an asset purchase of Nuvotera (formerly known as Spam Soap), a California-based supplier of email security; (c) an asset purchase of EmailDirect, a California-based provider of email marketing services; (d) an asset purchase of SugarSync®, Inc., a California-based provider of online file backup, synchronization and sharing assets; (e) an asset purchase of Popfax, a France-based global provider of internet fax services; (f) a stock purchase of the entire capital stock of Salesify, a California-based based provider of lead generation solutions; (g) an asset purchase of LiveVault®, a California-based global provider of data backup and recovery services; (h) a membership interest purchase of the entire units of Offers.com, based in Texas and is an online marketplace connecting millions of consumers with discounts from thousands of leading merchants; and (i) certain other immaterial acquisitions of fax, online data backup and application businesses.

The consolidated statement of income, since the date of each acquisition, and balance sheet, as of December 31, 2015, reflect the results of operations of all 2015 acquisitions. For the year ended December 31, 2015, these acquisitions contributed $52.4 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $314.0 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$14,935
Property and equipment	5,769
Other assets	1,415
Software	18,764
Trade name	22,602
Customer relationship	98,027
Other intangibles	1,873
Goodwill	172,593
Deferred revenue	(10,764)
Deferred tax liability	(1,316)
Other accrued liabilities	(9,684)
Capital lease	(195)
Total	$314,019

During 2015, the purchase price accounting has been finalized for the following acquisitions: (i) Stay Secure, (ii) TestudoData LLC, (iii) Comendo A/S, (iv) Ookla, (v) Nuvotera, (vi) SugarSync®, (vii) Firstway, (viii) EmailDirect and (ix) other immaterial fax and online data backup businesses. The initial accounting for all other 2015 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

In connection with the acquisition of Salesify, acquired on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and was determined to have a fair value of $5.6 million which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2015. The fair value of the contingent consideration was determined using options-based valuation approaches based on various inputs, including discount rates, volatility and market risk which are not readily observable in the market, representing a Level 3 measurement within the fair value hierarchy (see Note 5 - Fair Value Measurements). As of December 31, 2015, the Company has holdbacks of $23.2 million in connection with current year and prior years acquisitions recorded as current and long-term liabilities in the consolidated balance sheet. These holdbacks represent amounts to ensure that certain representations and warranties provided by the sellers are effective.

During the year ended December 31, 2015, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting of Stay Secure and Comendo A/S in the Business Cloud Services segment which resulted in a net increase in goodwill in the amount of $10.9 million and a corresponding decrease in customer relationships, net. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and finalized the fair value of contingent consideration associated with the acquisition of Scene LLC ("Ookla") in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(4.3) million (See Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2015.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2015 is $172.6 million, of which $143.3 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2015 acquisitions as if each acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

	Year ended
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)
Revenues	$823,904	$744,388
Net income attributable to j2 Global, Inc. common shareholders	$159,408	$126,196
EPS - Basic	$3.29	$2.64
EPS - Diluted	$3.26	$2.62

2014

The Company completed the following acquisitions during the year ended December 31, 2014, paying the purchase price in cash for each transaction: (a) all of the shares of City Numbers, a Birmingham, UK-based worldwide provider of inbound local, national and international toll free phone numbers in over 80 countries; (b) all of the shares and certain assets of Securstore, an Iceland-based provider of cloud backup and recovery services for corporate and enterprise networks; (c) all of the shares of Livedrive®, a UK-based provider of online backup with added file sync features for professionals and individuals; (d) certain assets of Faxmate, a Brisbane-based provider of Internet fax; (e) all of the shares of Critical Software Ltd., a UK-based Email Security and Management company operating under the brand name iCriticalTM; (f) all of the shares of The Online Backup Company, a Scandinavian-based provider of cloud backup, disaster recovery and file sharing solutions for corporate and enterprise networks; (g) all of the shares and certain assets of eMedia Communications LLC, a provider of research to IT buyers and leads to IT vendors; (h) asset purchase of Contactology, Inc., a North Carolina-based provider of email marketing services; (i) certain assets of Back

Up My Info!, a NY-based company focusing primarily on backup supporting small to mid-sized businesses in a variety of industries around the world; (j) certain assets of Web24, a Melbourne, Australia- based company which offers domain name, web hosting, dedicated or shared servers and related services primarily to small and mid-sized businesses in Australia and elsewhere; (k) all of the units of Excel Micro, a Philadelphia-based cloud email security and archiving solutions; (l) all of the units of Scene LLC (“Ookla”), a Washington-based leading provider of broadband and mobile speed testing; (m) all of the shares of NCSG Holding AB (“Stay Secure”), a Swedish-based provider of e-mail and web security services; (n) all of the shares of Comendo A/S, a Danish-based provider of e-mail security; (o) certain assets of TestudoData LLC, a Nevada-based provider of e-mail security; and (p) certain other immaterial acquisitions of fax, online data backup and application businesses.

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

	Years ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Revenues	$672,701	$626,906
Net income attributable to j2 Global, Inc. common shareholders	$119,773	$132,480
EPS - Basic	$2.51	$2.85
EPS - Diluted	$2.49	$2.81

2013

The Company acquired the following companies during year ended December 31, 2013, in each case for cash: (a) IGN Entertainment, Inc. ("IGN"), an online publisher of video games, entertainment and men's lifestyle content; (b) MetroFax, Inc., a provider of online faxing services and advanced features; (c) Backup Connect BV, an online backup provider based in the Netherlands; (d) NetShelter, the largest community of technology publishers dedicated to consumer electronics, computing and mobile communications; (e) Email Protection Agency Limited, a UK-based provider of email security, email management and network security services; (f) TechBargains.com, the leading deal aggregation website for electronic products; and (g) certain other immaterial share and asset acquisitions in the Business Cloud Services segment.

The consolidated statement of income, since the date of the each acquisitions, and balance sheet as of December 31, 2013 reflect the results of operations of all 2013 acquisitions. For the year ended December 31, 2013, these acquisitions contributed $98.1 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities. Total consideration for these transactions was $147.7 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisition during the year ended December 31, 2013 is $54.5 million, of which $36.6 million is expected to be deductible for income tax purposes.

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

	Years ended
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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2015	December 31, 2014
Due within 1 year	$56,940	$59,896
Due within more than 1 year but less than 5 years	78,248	60,178
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	315	330
Total	$135,503	$120,404

The following table summarizes the Company’s investments (in thousands):

	December 31, 2015	December 31, 2014
Available-for-sale	$158,158	$156,649
Certificates of deposit	60	65
Total	$158,218	$156,714

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available for sale as of December 31, 2015 and December 31, 2014 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Corporate debt securities	$88,852	$110	$(213)	$88,749
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40,715	—	(63)	40,652
Debt securities issued by states of the United States and political subdivisions of the states	6,111	2	(10)	6,103
Equity securities	18,536	4,118	—	22,654
Total	$154,214	$4,230	$(286)	$158,158

December 31, 2014
Corporate debt securities	$91,456	$147	$(136)	$91,467
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26,848	9	(13)	26,844
Debt securities issued by states of the United States and political subdivisions of the states	2,088	5	—	2,093
Equity securities	20,611	15,634	—	36,245
Total	$141,003	$15,795	$(149)	$156,649

At December 31, 2015 and 2014, corporate and governmental debt securities, which have a fixed interest rate, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to December 31, 2015. At December 31, 2015, equity securities were recorded as available-for-sale and primarily represent a strategic investment in Carbonite, Inc.

At December 31, 2015, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million and $0.1 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded realized gains (losses) from the sale of investments of approximately $0.5 million, $0.1 million and $(0.1) million, respectively.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,807	$(212)	$1,000	$(1)	$75,807	$(213)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38,004	(62)	649	(1)	38,653	(63)
Debt securities issued by states of the United States and political subdivisions of the states	4,189	(10)	—	—	4,189	(10)
Total	$117,000	$(284)	$1,649	$(2)	$118,649	$(286)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$57,898	$(131)	$1,260	$(5)	$59,158	$(136)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,072	(13)	—	—	15,072	(13)
Total	$72,970	$(144)	$1,260	$(5)	$74,230	$(149)

During the years ended December 31, 2015 and December 31, 2014, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The fair value of the Convertible Notes (see Note 8 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt was $790.5 million and $711.1 million, at December 31, 2015 and December 31, 2014, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with the acquisitions of Ookla and Salesify (see Note 3 - Business Acquisitions) within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization ("EBITDA") thresholds being reached. Such valuation approach included a Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,867	$—	$—	$46,867
Time deposits	—	3,004	—	3,004
Certificates of Deposit	—	60	—	60
Equity securities	22,654	—	—	22,654
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	40,652	—	40,652
Debt securities issued by states of the United States and political subdivisions of the states	—	6,103	—	6,103
Corporate debt securities	—	88,749	—	88,749
Total assets measured at fair value	$69,521	$138,568	$—	$208,089

Liabilities:
Contingent consideration	$—	$—	$30,600	$30,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$30,600	$32,050

December 31, 2014	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$212,645	$—	$—	$212,645
Time deposits	—	51,807	—	51,807
Certificates of Deposit	—	65	—	65
Equity securities	36,245	—	—	36,245
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	26,844	—	26,844
Debt securities issued by states of the United States and political subdivisions of the states	—	2,093	—	2,093
Corporate debt securities	—	91,467	—	91,467
Total assets measured at fair value	$248,890	$172,276	$—	$421,166

Liabilities:
Contingent consideration	$—	$—	$15,000	$15,000
Contingent interest derivative	—	742	—	742
Total liabilities measured at fair value	$—	$742	$15,000	$15,742

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2015, there were no transfers that have occurred between levels. On September 30, 2014, management reevaluated the inputs of its Level 1 assets used in determining fair value and transferred $206.9 million of financial instruments from Level 1 to Level 2. The Company determined the fair value of such transfer as of the end of the reporting period.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2014	$—
Contingent consideration	15,000	Not Applicable
Total (gains) losses reported in earnings	—
Transfers into or out of Level 3	—
Balance as of December 31, 2014	$15,000
Contingent consideration	$(600)	Not applicable
Total (gains) losses reported in earnings	16,200	General and administrative
Transfers into or out of Level 3	—
Balance as of December 31, 2015	$30,600

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $25.0 million and $15.0 million at December 31, 2015 and 2014, respectively. Due to the Company achieving certain earnings targets for the year ended December 31, 2015, $20.0 million has been reclassified to current liabilities on the consolidated balance sheet payable in 2016. The remaining $5.0 million of contingent consideration is recorded as an other long-term liability on the consolidated balance sheet at December 31, 2015.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $5.6 million, which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2015.

During the year ended December 31, 2015, the Company recorded a net increase in the fair value of the contingent consideration of $16.2 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2014	$—
Contingent interest	372
Total losses reported in earnings	370	Interest expense, net
Balance as of December 31, 2014	$742
Total losses reported in earnings	708	Interest expense, net
Balance as of December 31, 2015	$1,450

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Computers and related equipment	$135,360	$100,537
Furniture and equipment	1,710	1,763
Leasehold improvements	10,603	9,098
	147,673	111,398
Less: Accumulated depreciation and amortization	(90,231)	(73,181)
Total property and equipment, net	$57,442	$38,217

Depreciation and amortization expense was $19.2 million, $15.5 million and $9.6 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Total disposals of long-lived assets for the year ended December 31, 2015, 2014 and 2013 was zero, $0.6 million and $0.9 million, respectively.

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

The changes in carrying amounts of goodwill for the year ended December 31, 2015 and 2014 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2014	$316,682	$140,740	$457,422
Goodwill acquired	79,536	105,301	184,837
Purchase Accounting Adjustments	(706)	(329)	(1,035)
Foreign exchange translation	(5,449)	(100)	(5,549)
Balance as of December 31, 2014	$390,063	$245,612	$635,675
Goodwill acquired	108,913	63,680	172,593
Purchase accounting adjustments	10,900	(4,289)	6,611
Foreign exchange translation	(7,158)	(60)	(7,218)
Balance as of December 31, 2015	$502,718	$304,943	$807,661

Purchase accounting adjustments relate to adjustments to goodwill in connection with prior years business acquisitions. See Note 3 - Business Acquisitions - for a discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2015 and 2014 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2015	2014
Trade names	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2015 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2015 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. j2 Global concluded that there were no impairments in 2015, 2014 and 2013.

Intangible Assets Subject to Amortization:

As of December 31, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$117,753	$26,167	$91,586
Patent and patent licenses	8.3 years	64,258	45,417	18,841
Customer relationships	9.4 years	313,909	116,590	197,319
Other purchased intangibles	4.2 years	33,088	21,004	12,084
Total		$529,008	$209,178	$319,830

As of December 31, 2014, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	14.5 years	$94,770	$16,598	$78,172
Patent and patent licenses	9.0 years	62,940	38,013	24,927
Customer relationships	9.3 years	230,424	66,658	163,766
Other purchased intangibles	4.3 years	28,360	16,236	12,124
Total		$416,494	$137,505	$278,989

Expected amortization expense for intangible assets subject to amortization at December 31, 2015 are as follows (in thousands):

Fiscal Year:
2016	$63,209
2017	58,498
2018	46,500
2019	33,665
2020	31,313
Thereafter	86,645
Total expected amortization expense	$319,830

Amortization expense was $74.0 million, $47.4 million and $30.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiaries, issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Senior Notes”) due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. As of December 31, 2015, the unamortized discount on Senior Notes was approximately $3.3 million. Other fees were incurred in connection with the issuance of the Senior Notes and have an unamortized balance of $0.9 million as of December 31, 2015, which is recorded within long-term other assets. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes in whole or in part at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of the j2 Cloud Services, Inc. subsidiaries as of December 31, 2015, because, as of such date, all of j2 Cloud Services existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries. If j2 Cloud Services, Inc. or any of its restricted subsidiaries (as that term is defined in the indenture) acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes.

The indenture governing the Senior Notes contain certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of December 31, 2015, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of December 31, 2015 and 2014, the estimated fair value of the Senior Notes was approximately $262.2 million and $262.4 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, the conversion rate is 14.4488 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $69.21 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of December 31, 2015, the carrying value of the Convertible Notes was $354.4 million, which consisted of $402.5 million outstanding principal amount net of $48.1 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of December 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 5.5 years.

In connection with the issuance of the Convertible Notes, the Company incurred $11.7 million of deferred issuance costs, which primarily consisted of the underwriters' discount and legal and other professional service fees. Of the total deferred issuance costs incurred, $10.0 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through June 15, 2021. The remaining $1.7 million ($1.1 million net of tax) of such deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date. The unamortized balance as of December 31, 2015 was $8.2 million.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2015 and 2014, the estimated fair value of the Convertible Notes was approximately $528.3 million and $448.7 million, respectively.

Long-term debt as of December 31, 2015 and 2014 consists of the following (in thousands):

	2015	2014
Senior Notes	$246,750	$246,187
Convertible Notes	354,436	347,163
Total long-term debt	$601,186	$593,350
Less: Current portion	—	—
Total long-term debt, less current portion	$601,186	$593,350

At December 31, 2015, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2016	$—
2017	—
2018	—
2019	—
2020	250,000
Thereafter	402,500
$652,500

Interest expense was $43.6 million, $32.5 million and $22.3 million for the year ended December 31, 2015, 2014 and 2013, respectively.

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

Litigation

From time-to-time, j2 Global and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcome of such matters is subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.
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
On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. The Massachusetts Appellate Tax Board has not yet rendered its decision.
On January 18, 2013, Paldo Sign and Display Co. (“Paldo”) filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing purported class action pending in the U.S. District Court for the Northern District of Illinois (“Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of the j2 Global affiliates’ systems to send unsolicited facsimile transmissions. On August 23, 2013, a second plaintiff, Sabon, Inc. (“Sabon”), was added. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. Discovery closed on January 11, 2016. The parties are preparing dispositive motions.
On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added claims of fraudulent concealment, breach of fiduciary duty, unjust enrichment, breach of contract, breach of a private duty, conversion, and breach of the implied covenant of good faith and fair dealing. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, the remaining claims were dismissed on summary judgment and a judgment was entered in favor of the defendants.
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
On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a purported class action against a j2 Global affiliate in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleges two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine is seeking, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate purported class action against the same j2 Global affiliate in Los Angeles Superior Court (No. BC555721). The complaint alleges three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliate’s customers, including those with eVoice® and Onebox® accounts. The plaintiffs are seeking, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court ordered both cases related and consolidated for discovery purposes. On March 13, 2015, a third amended complaint was filed in this action, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On or around June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties reached a tentative class-based settlement that remains subject to court approval.j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing reserves, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period.
The Company has not accrued for any material loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management.
Operating Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2025. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments at December 31, 2015 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2016	10,033
2017	9,685
2018	9,241
2019	7,611
2020	4,731
Thereafter	12,962
Total minimum lease payments	$54,263

Rental expense for the years ended December 31, 2015, 2014 and 2013 was $9.0 million, $9.7 million and $7.7 million, respectively.

Sublease

Total sublease income for the years ended December 31, 2015, 2014 and 2013 was $0.5 million and $0.1 million and zero, respectively. Total estimated aggregate sublease income to be received in the future is $1.8 million.

Capital Leases

As of December 31, 2015 and 2014, assets held under capital leases are as follows:

	2015	2014
Capital leases	$870	$805
Less: Accumulated depreciation	(617)	(440)
Total capital leases, net	$253	$365

Future minimum payments at December 31, 2015 under all capital leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Future Payments
Fiscal Year:
2016	$140
2017	44
2018	7
2019	—
2020	—
Thereafter	—
Total minimum lease payments	$191

Depreciation expense under capital leases for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.4 million and zero, respectively.

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are generally not subject to various telecommunication taxes. Moreover, the Company generally does not believe that its business and its users (by using our services) are subject to other indirect taxes, such as sales and use tax, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess our business and operations with respect to telecommunications and other indirect taxes.

On February 24, 2016, President Obama signed into law H.R. 644, the “Trade Facilitation and Trade Enforcement Act of 2015” which included a provision to permanently ban state and local authorities from imposing access or discriminatory taxes on the Internet. The new law allows “grandfathered” states and local authorities to continue their existing taxes on internet access through June 2020.
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

11.	Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$21,745	$22,074	$22,834
State	1,805	3,822	2,676
Foreign	16,816	13,977	9,415
Total current	40,366	39,873	34,925

Deferred:
Federal	(8,581)	(958)	3,678
State	(3,462)	(5,019)	(235)
Foreign	(5,040)	(4,056)	(3,193)
Total deferred	(17,083)	(10,033)	250
Total provision	$23,283	$29,840	$35,175

A reconciliation of the statutory federal income tax rate with j2 Global's effective income tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory tax rate	35%	35%	35%
State income taxes, net	0.3	0.6	0.3
Foreign rate differential	(15.8)	(13.8)	(17.9)
Reserve for uncertain tax positions	(3.3)	(2.2)	4.3
Valuation allowance	1.8	2.6	1.9
IRC Section 199 deductions	(1.2)	(0.5)	(0.5)
Other	(2.0)	(2.5)	1.6
Effective tax rates	14.8%	19.2%	24.7%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$11,559	$13,774
Tax credit carryforwards	18,341	14,091
Accrued expenses	12,156	7,114
Allowance for bad debt	1,169	1,132
Share-based compensation expense	4,308	3,632
Impairment of investments	74	76
Deferred revenue	3,232	250
State taxes	522	2,333
Other	7,458	789
	58,819	43,191
Less: valuation allowance	(14,242)	(11,358)
Total deferred tax assets	$44,577	$31,833

Deferred tax liabilities:
Basis difference in fixed assets	$(5,457)	$(5,883)
Basis difference in intangible assets	(41,351)	(51,566)
Prepaid insurance	(482)	(420)
Convertible debt	(31,091)	(26,272)
Other	(3,330)	(7,981)
Total deferred tax liabilities	(81,711)	(92,122)
Net deferred tax liabilities	$(37,134)	$(60,289)

The Company had approximately $44.6 million and $31.8 million in deferred tax assets as of December 31, 2015 and 2014, respectively, related primarily to tax credit carryforwards, net operating loss carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2015, the Company had federal net operating loss carryforwards (“NOLs”) of $17.4 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2031. As of December 31, 2015 and 2014, the Company has foreign tax credits of $14.0 million and $11.1 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $14.0 million and $11.1 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2025. In addition, as of December 31, 2015 and 2014, the Company had state research and development tax credits of $3.7 million and $2.0 million, respectively, which last indefinitely. As of December 31, 2015 and 2014, the Company had state enterprise zone tax credits of $0.6 million and $0.9 million, respectively. The state enterprise zone credits expire through the year 2025. j2 Global estimates that all of the state enterprise zone credits will be available for use before their expiration.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid tax payments were $11.6 million and $5.8 million at December 31, 2015 and 2014, respectively.

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

As of December 31, 2015, the total amount of unrecognized tax benefits was $32.5 million, of which $29.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2014, the total amount of unrecognized tax benefits was $34.6 million, of which $32.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2013, the total amount of unrecognized tax benefits was $40.9 million, of which $40.9 million, if recognized would affect the Company's effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2015, 2014 and 2013, is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$34,635	$40,888	35,421
Increases related to tax positions during a prior year	10,361	919	58
Decreases related to tax positions taken during a prior year	(17,107)	(8,284)	(1,519)
Increases related to tax positions taken in the current year	8,841	3,765	6,928
Settlements	(4,194)	(1,524)	—
Decreases related to expiration of statute of limitations	—	(1,129)	—
Ending balance	$32,536	$34,635	$40,888

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2015, 2014 and 2013, the total amount of interest and penalties accrued was $3.4 million, $2.9 million and $3.0 million, respectively, which is classified as non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty (benefit) expense in 2015, 2014 and 2013 of $(1.4) million, $(0.1) million and $0.7 million, respectively.

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

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $531.5 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $61.0 million, $79.4 million and $61.0 million for the year ended December 31, 2015, 2014 and 2013, respectively, and income from foreign operations of $95.9 million, $75.8 million and $81.7 million for the year ended December 31, 2015, 2014 and 2013, respectively.

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

In September 2015, the Company and the IRS reached a settlement which effectively closed the IRS examination for the Company’s 2011 tax year and resolved the disputed issues for the 2011 tax year. In conjunction with the settlement, the Company made a tax payment of $1.2 million to the IRS. The Company filed amended state franchise and income tax returns to reflect the IRS settlement and paid tax and interest totaling $0.1 million. As a result of the IRS settlement, the Company determined that its 2011 tax year was effectively closed and decreased its liabilities for uncertain tax positions by $0.9 million.

In November 2015, the IRS began its income tax audit for the Company’s tax years 2012 and 2013.

j2 Global was under income tax audit by the California Franchise Tax Board (the “FTB”) for tax years 2009 through 2011. In April 2015, the Company was notified by the FTB that the income tax audit for tax years 2009 through 2011 had concluded with no changes. In September 2015, the Company was notified by the FTB that tax years 2012 and 2013 are under income tax audit. In December 2015, the Company and FTB reached an agreement to suspend the California audit for tax years 2012 and 2013 pending the outcome of the IRS audit for such tax years.

In July 2015, the Company was notified by the New York State Department of Taxation and Finance that its tax returns for tax years 2011 through 2013 would be audited. The Company is also currently under income tax audit by the New York City Department of Finance for tax years 2009 through 2011.

The Company was under income tax audit by the Canada Revenue Agency (“CRA”) for tax years 2010 and 2011. In December 2015, the Company was notified by the CRA that the income tax audit for tax years 2010 and 2011 had concluded with no changes.

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

j2 Series A Stock

Each share of j2 Series A Stock has a stated value of $1,000. The j2 Series A Stock is not convertible into any other securities. In the event ZD LLC pays any dividends or distributions to the Company in respect of the Company’s membership interests in ZD LLC (subject to certain exceptions in respect of senior interests), holders of the j2 Series A Stock will be entitled to receive a dividend in the aggregate with respect to all j2 Series A Stock equal to 2.4449% of such ZD LLC dividend (but only to the extent such dividend and all other dividends paid in respect of the series A preferred stock does not exceed a compounded annual rate of 15% on the stated value of the j2 Series A Stock).

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

Preferred Stock Exchange

In November 2014, the Company provided holders of j2 Series A Stock and j2 Series B Stock an exchange right in which shares may be exchanged for j2 common stock. The exchange right associated with the shares of j2 Series A Stock were immediately exercisable at an exchange ratio of 20.4319 shares of j2 common stock per share of j2 Series A Stock (the "Series A Exchange Ratio"). Both holders of the j2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of j2 common stock. The exchange right associated with the vested shares of the j2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of j2 common stock per share of j2 Series B Stock (the "Series B Exchange Ratio"). Holders of vested j2 Series B Stock exercised this exchange right which resulted in the issuance of 91,734 and 177,573 shares of j2 common stock during fiscal years 2015 and 2014, respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the Series A, the Company recorded the difference between the carrying value of the Series A and the fair value of the j2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with Series B, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of $1.6 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. The remaining amount of unrecognized incremental fair value will be recognized over the remaining service period.

The Series B Exchange Ratio is adjusted in the event of a subdivision of the outstanding j2 common stock or j2 Series B Stock, a declaration of a dividend payable in shares of j2 common stock or j2 Series B Stock, a declaration of a dividend payable in a form other than shares in an amount that has a material effect on the value of shares of j2 common stock or j2 Series B Stock, a combination or consolidation of the outstanding j2 common stock or j2 Series B Stock into a lesser number of shares of j2 common stock or j2 Series B Stock, respectively, specified changes in control, a recapitalization, a reclassification, or a similar occurrence, the Company shall adjust the Series B Exchange Ratio as it deems appropriate in its sole discretion.

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
Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (see Note 22 - Subsequent Events - for a discussion regarding the extension of the share repurchase program through February 20, 2017). On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. No shares were repurchased under the share repurchase program for the year ended December 31, 2015 and 2014. Cumulatively at December 31, 2015, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2015, the Company purchased 53,904 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2015 and 2014:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 11, 2014	$0.2625	February 24, 2014	March 10, 2014
May 7, 2014	$0.27	May 19, 2014	June 3, 2014
August 5, 2014	$0.2775	August 18, 2014	September 2, 2014
October 30, 2014	$0.285	November 17, 2014	December 4, 2014
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.315	November 17, 2015	December 3, 2015

On February 10, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3250 per share of common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016 (see Note 22 - Subsequent Events). Future dividends will be subject to Board approval.

13.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, the 2007 Stock Plan, the 2015 Stock Plan and the 2001 Employee Stock Purchase Plan. Each plan is described below.

(a)	Second Amended and Restated 1997 Stock Option Plan, the 2007 Stock Plan and the 2015 Stock Plan

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

In May 2015, j2 Global's Board of Directors adopted the j2 Global, Inc. 2015 Stock Option Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted.

At December 31, 2015, 2014 and 2013, options to purchase 457,792, 618,437 and 845,198 shares of common stock were exercisable under and outside of the 2015 Plan, the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $24.78, $23.77 and $20.35, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	1,765,461	$22.08
Granted	—	—
Exercised	(569,204)	23.90
Canceled	(20,600)	21.79
Options outstanding at December 31, 2013	1,175,657	$21.08
Granted	—	—
Exercised	(433,008)	15.70
Canceled	(17,000)	29.85
Options outstanding at December 31, 2014	725,649	$24.29
Granted	62,000	67.35
Exercised	(221,221)	22.41
Canceled	—	—
Options outstanding at December 31, 2015	566,428	$29.74	4.3	$29,782,205
Exercisable at December 31, 2015	457,792	$24.78	3.5	$26,341,699
Vested and expected to vest at December 31, 2015	545,070	$28.53	4.2	$29,316,663

For the year ended December 31, 2015, j2 Global granted 62,000 options to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2015 was $15.22. There were no stock options granted during the years 2014 and 2013.

The total intrinsic values of options exercised during the years ended December 31, 2015, 2014 and 2013 were $10.5 million, $14.6 million and $11.9 million, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $2.3 million and $3.1 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013 was $5.0 million, $6.6 million and $13.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $3.7 million, $5.2 million and $3.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2015	Weighted Average Exercise Price
$17.19	33,500	3.18 years	$17.19	33,500	$17.19
20.91	77,448	2.34 years	20.91	77,448	20.91
21.67	66,720	3.35 years	21.67	66,720	21.67
21.88	770	1.95 years	21.88	770	21.88
22.92	98,716	4.35 years	22.92	98,716	22.92
24.61 - 28.52	54,874	3.88 years	27.32	37,874	27.63
29.34	90,700	5.36 years	29.34	72,564	29.34
29.53 - 31.07	25,000	6.07 years	29.99	13,500	30.21
32.45	56,700	1.59 years	32.45	56,700	32.45
67.35	62,000	9.35 years	67.35	—	—
$17.19 - $67.35	566,428	4.35 years	$29.74	457,792	$24.78

As discussed in Note 12 - Stockholders' Equity, the Company provided holders of j2 Series B Stock an exchange right in which j2 Series B Stock may be exchanged for j2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2015, there were 4,032,368 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan, and no additional shares are available for grant under or outside of the 2007 and 1997 Plans.

As of December 31, 2015, there was $1.1 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan, 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.83 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.1%, 12.3% and 14.4% as of December 31, 2015, 2014 and 2013, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.61%	—%	—%
Expected term (in years)	5.2	0.0	0.0
Dividend yield	1.8%	—%	—%
Expected volatility	28.12%	—%	—%
Weighted average volatility	28.12%	—%	—%

Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan, the 2007 Plan, and the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company granted 252,940, 265,601 and 729,137 shares of restricted stock and restricted units during the years ended December 31, 2015, 2014 and 2013, respectively, and recognized $11.0 million, $7.4 million and $7.1 million, respectively of related compensation expense. As of December 31, 2015, the Company had unrecognized share-based compensation cost of $34.5 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.8 years for awards and 3.1 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $6.4 million, $8.5 million and $6.4 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $3.8 million, $5.0 million and $1.4 million, respectively, for the years ended December 31, 2015, 2014 and 2013. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million for the year ended December 31, 2015.

Restricted stock award activity for the years ended December 31, 2015, 2014 and 2013 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	828,475	$23.08
Granted	690,762	13.57
Vested	(296,966)	21.46
Canceled	(43,900)	24.46
Nonvested at December 31, 2013	1,178,371	$17.86
Granted	226,864	45.66
Vested	(546,115)	15.63
Canceled	(45,070)	35.55
Nonvested at December 31, 2014	814,050	$26.57
Granted	234,540	68.11
Vested	(254,871)	25.16
Canceled	(88,915)	40.97
Nonvested at December 31, 2015	704,804	$39.08

Restricted stock unit activity for the years ended December 31, 2015, 2014 and 2013 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	115,466
Granted	38,375
Vested	(11,116)
Canceled	(33,000)
Outstanding at December 31, 2013	109,725
Granted	38,737
Vested	(19,598)
Canceled	(25,940)
Outstanding at December 31, 2014	102,924
Granted	18,400
Vested	(23,221)
Canceled	(41,858)
Outstanding at December 31, 2015	56,245	1.8	$4,630,088
Vested and expected to vest at December 31, 2015	43,355	1.6	$3,568,998

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

ZD, Inc. granted 13,035,000 shares of restricted stock during the year ended December 31, 2013 to its senior staff pursuant to the Ziff Davis Plan, which shares vest evenly over a 5-year period. Based upon the terms of the Ziff Davis Series A Stock discussed in Note 9 - Mandatorily Redeemable Financial Instrument, the Company determined at the relevant grant date that the fair value of the ZD, Inc. restricted stock was zero. Accordingly, no compensation expense was recorded for the ZD, Inc. restricted stock for the year ended December 31, 2013.

In connection with the December 31, 2013 reorganization of ZD, Inc. into Ziff Davis, LLC, the Company acquired all of the minority holders' equity interests in ZD, Inc. As a result, on December 31, 2013, Ziff Davis LLC became a wholly-owned subsidiary of j2 Global, Inc. No further securities are issuable under the Ziff Davis Plan.
Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2015, 2014 and 2013, 4,020, 5,735 and 5,402 shares, respectively were purchased under the Purchase Plan at price ranging from $73.67 to $54.57 per share during 2015. As of December 31, 2015, 1,630,444 shares were available under the Purchase Plan for future issuance.

14.	Defined Contribution 401(k) Savings Plan

j2 Global has two significant 401(k) Savings Plans covering the employees of j2 Global, Inc. and its consolidated subsidiary Ziff Davis, Inc. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the j2 Global 401(k) Savings Plan at the discretion of j2 Global's Board of Directors and employees within the Ziff Davis, Inc. 401(k) Savings Plan receive 50% of the first 4% of eligible compensation with a maximum of 2% of salary. For the years ended December 31, 2015 and 2014, the Company accrued $0.2 million and $0.2 million, respectively, for contributions to the 401(k) Savings Plans.

15.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$133,636	$124,336	$107,522
Net income available to participating securities (a)	(2,159)	(2,590)	(2,105)
Net income available to j2 Global, Inc. common shareholders	131,477	121,746	105,417
Denominator:
Weighted-average outstanding shares of common stock	47,627,853	46,778,015	45,548,767
Dilutive effect of:
Equity incentive plans	293,911	328,523	591,252
Convertible debt (b)	165,996	—	—
Common stock and common stock equivalents	48,087,760	47,106,538	46,140,019
Net income per share:
Basic	$2.76	$2.60	$2.31
Diluted	$2.73	$2.58	$2.28

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes. (see Note 8 - Long Term Debt)

For the years ended December 31, 2015, 2014 and 2013, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue by segment:
Business Cloud Services	$504,638	$431,475	$390,104
Digital Media	216,374	167,814	131,146
Elimination of inter-segment revenues	(197)	(259)	(449)
Total revenue	720,815	599,030	520,801

Direct costs by segment(1):
Business Cloud Services	294,436	241,592	191,169
Digital Media	185,937	137,321	124,413
Direct costs by segment(1):	480,373	378,913	315,582

Business Cloud Services operating income	210,202	189,883	198,935
Digital Media operating income	30,437	30,493	6,733
Segment operating income	240,639	220,376	205,668

Global operating costs(2)	41,257	34,170	30,245
Income from operations	$199,382	$186,206	$175,423

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

	2015	2014
Assets:
Business Cloud Services	$1,018,606	$883,587
Digital Media	427,647	378,381
Total assets from reportable segments	1,446,253	1,261,968
Corporate	346,615	443,234
Total assets	$1,792,868	$1,705,202

	2015	2014	2013
Capital expenditures:
Business Cloud Services	$7,546	$6,639	$10,979
Digital Media	9,389	4,920	6,635
Total from reportable segments	$16,935	$11,559	$17,614
Corporate	362	270	1,013
Total capital expenditures	$17,297	$11,829	$18,627

Depreciation and amortization:
Business Cloud Services	$62,385	$39,699	$24,148
Digital Media	30,008	22,483	14,963
Total from reportable segments	92,393	62,182	39,111
Corporate	820	771	677
Total depreciation and amortization	$93,213	$62,953	$39,788

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years Ended December 31,
	2015	2014	2013
Revenues:
United States	$492,682	$403,279	$369,507
Canada	74,864	70,434	73,130
Ireland	43,717	42,979	41,398
All other countries	109,552	82,338	36,766
Total	$720,815	$599,030	$520,801

	December 31, 2015	December 31, 2014
Long-lived assets:
United States	$271,796	$216,099
All other countries	105,477	101,107
Total	$377,273	$317,206

17.	Consolidating Financial Statements

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2015
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	55,516	9,975	190,039	—	255,530
Short-term investments	79,595	—	60	—	79,655
Accounts receivable, net	—	10,679	104,131	(130)	114,680
Prepaid expenses and other current assets	6,887	8,500	14,319	(3,984)	25,722
Deferred income taxes	—	3,316	4,413	(511)	7,218
Intercompany receivable	117,000	174,127	—	(291,127)	—
Total current assets	258,998	206,597	312,962	(295,752)	482,805
Long-term investments	78,563	—	—	—	78,563
Property and equipment, net	—	6,557	50,885	—	57,442
Trade names, net	—	10,118	108,847	—	118,965
Patent and patent licenses, net	—	743	18,098	—	18,841
Customer relationships, net	—	1,193	196,126	—	197,319
Goodwill	—	56,296	751,365	—	807,661
Other purchased intangibles, net	—	4,218	13,298	—	17,516
Investment in subsidiaries	1,051,927	1,095,155	—	(2,147,082)	—
Deferred income taxes	—	14,978	(14,978)	—	—
Other assets	8,219	1,167	4,370	—	13,756
Total assets	$1,397,707	$1,397,022	$1,440,973	$(2,442,834)	$1,792,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	4,573	27,976	81,965	(130)	114,384
Income taxes payable	—	9,573	—	(3,984)	5,589
Deferred revenue, current	—	19,530	56,574	—	76,104
Deferred income taxes, current	511	—	363	(511)	363
Capital lease, current	—	—	214	—	214
Intercompany payable	121,263	—	169,864	(291,127)	—

Total current liabilities	126,347	57,079	308,980	(295,752)	196,654
Long-term debt	354,437	246,749	—	—	601,186
Capital lease, non-current	—	—	148	—	148
Liability for uncertain tax positions	—	35,917	—	—	35,917
Deferred income taxes, non-current	24,936	—	19,053	—	43,989
Deferred revenue, non-current	—	4,667	1,871	—	6,538
Other long-term liabilities	1,779	683	15,766	—	18,228
Total liabilities	507,499	345,095	345,818	(295,752)	902,660
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	479	—	—	—	479
Additional paid-in capital	292,064	238,631	524,031	(762,662)	292,064
Retained earnings	595,216	813,058	602,935	(1,384,420)	626,789
Accumulated other comprehensive income (loss)	2,449	238	(31,811)	—	(29,124)
Total stockholders’ equity	890,208	1,051,927	1,095,155	(2,147,082)	890,208
Total liabilities and stockholders’ equity	$1,397,707	$1,397,022	$1,440,973	$(2,442,834)	$1,792,868

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2014
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	226,790	36,810	170,063	—	$433,663
Short-term investments	47,880	48,261	65	—	96,206
Accounts receivable, net	—	11,167	80,532	—	91,699
Prepaid expenses and other current assets	776	12,689	9,137	—	22,602
Deferred income taxes, current	1,271	—	742	—	2,013
Intercompany receivable	110,000	74,938	1,428	(186,366)	—
Total current assets	386,717	183,865	261,967	(186,366)	646,183
Long-term investments	55,452	5,056	—	—	60,508
Property and equipment, net	—	8,011	30,206	—	38,217
Trade names, net	—	10,231	95,320	—	105,551
Patent and patent licenses, net	—	886	24,041	—	24,927
Customer relationships, net	—	2,206	161,560	—	163,766
Goodwill	—	52,131	583,544	—	635,675
Other purchased intangibles, net	—	4,276	13,280	—	17,556
Investment in subsidiaries	826,289	900,681	8,716	(1,735,686)	—
Other assets	9,328	1,368	2,123	—	12,819
Total assets	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	2,834	28,414	64,062	—	$95,310
Deferred revenue, current	—	23,091	40,366	—	63,457
Deferred income taxes, current	—	—	342	—	342
Capital lease, current	—	—	258	—	258
Intercompany payable	76,366	—	110,000	(186,366)	—
Total current liabilities	79,200	51,505	215,028	(186,366)	159,367
Long-term debt	347,163	246,187	—	—	593,350

Capital lease, non-current	—	—	141	—	141
Liability for uncertain tax positions	—	37,551	—	—	37,551
Deferred income taxes, non-current	21,728	(1,837)	42,069	—	61,960
Deferred revenue, non-current	—	8,187	1,995	—	10,182
Other long-term liabilities	744	829	20,843	—	22,416
Total liabilities	448,835	342,422	280,076	(186,366)	884,967
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	474	—	—	—	474
Additional paid-in capital	273,304	232,340	421,676	(654,016)	273,304
Retained earnings	555,158	584,591	495,505	(1,081,670)	553,584
Accumulated other comprehensive income (loss)	15	9,358	(16,500)	—	(7,127)
Total stockholders’ equity	828,951	826,289	900,681	(1,735,686)	820,235
Total liabilities and stockholders’ equity	$1,277,786	$1,168,711	$1,180,757	$(1,922,052)	$1,705,202

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2015
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$232,768	$554,560	$(66,513)	$720,815

Cost of revenues	—	77,798	111,476	(66,316)	122,958
Gross profit	—	154,970	443,084	(197)	597,857
Operating expenses:
Sales and marketing	—	39,240	119,966	(197)	159,009
Research, development and engineering	—	14,844	19,485	—	34,329
General and administrative	15,849	26,842	162,446	—	205,137
Total operating expenses	15,849	80,926	301,897	(197)	398,475
Income (loss) from operations	(15,849)	74,044	141,187	—	199,382
Equity earnings in Subsidiaries	151,894	116,142	—	(268,036)	—
Interest expense, net	12,227	21,276	8,955	—	42,458
Other expense (income), net	(271)	395	(119)	—	5
Income before income taxes	124,089	168,515	132,351	(268,036)	156,919
Income tax expense (benefit)	(9,547)	16,621	16,209	—	23,283
Net income	$133,636	$151,894	$116,142	$(268,036)	$133,636

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2014
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$227,860	$412,217	$(41,047)	$599,030

Cost of revenues	—	51,391	95,386	(40,788)	105,989
Gross profit	—	176,469	316,831	(259)	493,041
Operating expenses:
Sales and marketing	—	36,414	105,812	(259)	141,967
Research, development and engineering	—	14,055	16,625	—	30,680
General and administrative	6,401	30,300	97,487	—	134,188
Total operating expenses	6,401	80,769	219,924	(259)	306,835
Income (loss) from operations	(6,401)	95,700	96,907	—	186,206
Equity earnings in Subsidiaries	135,838	77,051	—	(212,889)	—
Interest expense, net	10,442	20,478	284	—	31,204
Other expense (income), net	(23)	141	(283)	—	(165)
Income before income taxes	119,018	152,132	96,906	(212,889)	155,167
Income tax expense (benefit)	(6,309)	16,294	19,855	—	29,840
Net income	125,327	135,838	77,051	(212,889)	125,327
Less extinguishment of Series A preferred stock	(991)	—	—	—	(991)
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$135,838	$77,051	$(212,889)	$124,336

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Year Ended December 31, 2013
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$255,413	$369,079	$(103,691)	$520,801

Cost of revenues	—	84,655	105,480	(103,242)	86,893
Gross profit	—	170,758	263,599	(449)	433,908
Operating expenses:
Sales and marketing	—	41,555	90,211	(449)	131,317
Research, development and engineering	—	12,977	12,508	—	25,485
General and administrative	—	37,634	64,049	—	101,683
Total operating expenses	—	92,166	166,768	(449)	258,485
Income from operations	—	78,592	96,831	—	175,423
Equity earnings in Subsidiaries	—	61,551	—	(61,551)	—
Interest expense, net	—	9,292	11,962	—	21,254
Other expense (income), net	—	(369)	11,841	—	11,472
Income before income taxes	—	131,220	73,028	(61,551)	142,697
Income tax expense	—	23,698	11,477	—	35,175
Net income	$—	$107,522	$61,551	$(61,551)	$107,522

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$133,636	$151,894	$116,142	$(268,036)	$133,636
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	—	(15,058)	—	(15,058)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	(6,939)	—	—	—	(6,939)
Other comprehensive loss, net of tax	(6,939)	—	(15,058)	—	(21,997)
Comprehensive income	$126,697	$151,894	$101,084	$(268,036)	$111,639

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$125,327	$135,838	$77,051	$(212,889)	$125,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit)	—	(478)	(14,216)	—	(14,694)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	15	3,307	10	—	3,332
Other comprehensive income (loss), net of tax	15	2,829	(14,206)	—	(11,362)
Comprehensive income	$125,342	$138,667	$62,845	$(212,889)	$113,965

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(29,406)	$70,905	$187,562	$—	$229,061
Cash flows from investing activities:
Maturity of certificates of deposit	65	—	—	—	65
Purchase of certificates of deposit	(62)	—	—	—	(62)
Maturity of available-for-sale investments	121,687	—	—	—	121,687
Purchase of available-for-sale investments	(135,832)	—	—	—	(135,832)
Purchases of property and equipment	—	(1,645)	(15,652)	—	(17,297)
Acquisition of businesses, net of cash received	—	—	(302,809)	—	(302,809)
Purchases of intangible assets	—	57	(1,512)	—	(1,455)
Investment in subsidiaries	—	—	—	—	—
Intercompany	(53,317)	53,317	—	—	—
Net cash (used in) provided by investing activities	(67,459)	51,729	(319,973)	—	(335,703)
Cash flows from financing activities:
Repurchases of common and restricted stock	(3,674)	—	—	—	(3,674)
Issuance of common stock under employee stock purchase plan	260	—	—	—	260
Exercise of stock options	4,958	—	—	—	4,958
Dividends paid	(58,826)	—	—	—	(58,826)
Excess tax benefits from share-based compensation	4,486	—	—	—	4,486
Deferred payments for acquisitions	—	(2,000)	(12,271)	—	(14,271)
Other	—	—	(296)	—	(296)
Intercompany	(29,835)	(144,516)	174,351	—	—

Net cash (used in) provided by financing activities	(82,631)	(146,516)	161,784	—	(67,363)
Effect of exchange rate changes on cash and cash equivalents	8,222	(2,953)	(9,397)	—	(4,128)
Net change in cash and cash equivalents	(171,274)	(26,835)	19,976	—	(178,133)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$55,516	$9,975	$190,039	$—	$255,530

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(65)	$59,544	$117,752	$—	$177,231
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Purchase of certificates of deposit	—	—	(65)	—	(65)
Maturity of available-for-sale investments	40,211	53,563	16,589	—	110,363
Purchase of available-for-sale investments	(81,061)	(57,391)	—	—	(138,452)
Purchases of property and equipment	—	(2,866)	(8,963)	—	(11,829)
Proceeds from sale of assets	—	608	—	—	608
Acquisition of businesses, net of cash received	—	(2,083)	(243,195)	—	(245,278)
Purchases of intangible assets	—	(2,949)	(2,387)	—	(5,336)
Investment in subsidiaries	—	(23,821)	—	23,821	—
Net cash used in investing activities	(40,850)	(26,729)	(231,711)	23,821	(275,469)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance cost	(11,991)	—	—	—	(11,991)
Repurchases of common and restricted stock	(930)	(4,733)	—	—	(5,663)
Issuance of common stock under employee stock purchase plan	142	123	—	—	265
Exercise of stock options	1,374	5,193	54	—	6,621
Dividends paid	(26,967)	(25,302)	—	—	(52,269)
Excess tax benefits from share-based compensation	86	4,803	623	—	5,512
Deferred payments for acquisitions	—	—	(16,512)	—	(16,512)
Other	—	—	(933)	—	(933)
Intercompany	(96,509)	(10,495)	130,825	(23,821)	—

Net cash (used in) provided by financing activities	267,705	(30,411)	114,057	(23,821)	327,530
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,430)	—	(3,430)
Net change in cash and cash equivalents	226,790	2,404	(3,332)	—	225,862
Cash and cash equivalents at beginning of period	—	34,406	$173,395	$—	207,801
Cash and cash equivalents at end of period	$226,790	$36,810	$170,063	$—	$433,663

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(In thousands)

	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$—	$82,291	$111,033	$—	$193,324
Cash flows from investing activities:
Maturity of certificates of deposit	—	30,270	12,345	—	42,615
Purchase of certificates of deposit	—	(16,375)	(5,696)	—	(22,071)
Maturity of available-for-sale investments	—	124,745	15,381	—	140,126
Purchase of available-for-sale investments	—	(149,748)	(19,153)	—	(168,901)
Purchases of property and equipment	—	(6,223)	(12,404)	—	(18,627)
Proceeds from sale of assets	—	1	—	—	1
Acquisition of businesses, net of cash received	—	(4,043)	(122,298)	—	(126,341)
Purchases of intangible assets	—	(3,034)	(11,166)	—	(14,200)
Investment in subsidiaries	—	(14,920)	—	14,920	—
Other	—	3,281	(3,281)	—	—
Net cash used in investing activities	—	(36,046)	(146,272)	14,920	(167,398)
Cash flows from financing activities:
Debt issuance costs	—	(47)	—	—	(47)
Repurchases of common stock and restricted stock	—	(4,587)	—	—	(4,587)
Issuance of common stock under employee stock purchase plan	—	213	—	—	213
Exercise of stock options	—	13,604	—	—	13,604
Mandatorily redeemable preferred stock	—	—	—	—	—
Dividends paid	—	(45,134)	—	—	(45,134)
Excess tax benefits from share-based compensation	—	2,695	—	—	2,695
Other	—	—	(2,437)	—	(2,437)
Intercompany	—	(55,295)	70,215	(14,920)	—

Net cash (used in) provided by financing activities	—	(88,551)	67,778	(14,920)	(35,693)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,112)	—	(1,112)
Net change in cash and cash equivalents	—	(42,306)	31,427	—	(10,879)
Cash and cash equivalents at beginning of period	—	76,712	141,968	—	$218,680
Cash and cash equivalents at end of period	$—	$34,406	$173,395	$—	$207,801

18.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2015, 2014 and 2013 was $33.1 million, $26.6 million and $21.1 million, respectively, substantially all of which related to interest on outstanding debt, foreign taxes and interest on settled acquisition holdback.

Cash paid for income taxes net of refunds received was $42.0 million, $49.5 million and $28.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company acquired property and equipment for $0.6 million, $0.6 million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2015, 2014 and 2013, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $7.5 million, $10.2 million and $7.1 million, respectively.

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

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2014	$6,056	$(1,821)	$4,235
Other comprehensive income (loss) before reclassifications	3,346	(14,694)	(11,348)
Amounts reclassified from accumulated other comprehensive income	(14)	—	(14)
Net increase in other comprehensive income	3,332	(14,694)	(11,362)
Balance as of December 31, 2014	$9,388	$(16,515)	$(7,127)
Other comprehensive income (loss) before reclassifications	(6,769)	(15,058)	(21,827)
Amounts reclassified from accumulated other comprehensive income	(170)	—	(170)
Net increase (decrease) in other comprehensive income	(6,939)	(15,058)	(21,997)
Balance as of December 31, 2015	$2,449	$(31,573)	$(29,124)

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31, 2015	Year Ended December 31, 2014
Unrealized gain (loss) on available-for-sale investments	$(274)	$(23)	Other expense (income), net
	(274)	(23)	Total, before income taxes
	104	9	Income tax expense (benefit)
	(170)	(14)	Total, net of tax
Total reclassifications for the period	$(170)	$(14)	Total, net of tax

20.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2015 and 2014 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$204,823	$178,701	$176,038	$161,253
Gross profit	170,215	148,032	146,544	133,067
Net income	35,467	37,375	38,916	21,877
Net income attributable to j2 Global, Inc. common shareholders	35,467	37,375	38,916	21,877
Net income per common share:
Basic	$0.73	$0.77	$0.81	$0.45
Diluted	$0.72	$0.77	$0.80	$0.45
Weighted average shares outstanding
Basic	47,849,748	47,696,224	47,537,597	47,422,396
Diluted	48,772,061	47,953,871	47,853,574	47,766,088

	Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$167,144	$153,018	$144,744	$134,124
Gross profit	138,145	124,974	119,186	110,736
Net income	32,754	28,759	35,049	28,765
Net income attributable to j2 Global, Inc. common shareholders	31,763	28,759	35,049	28,765
Net income per common share:
Basic	$0.66	$0.60	$0.73	$0.61
Diluted	$0.66	$0.60	$0.73	$0.60
Weighted average shares outstanding
Basic	47,146,503	46,845,477	46,745,596	46,365,158
Diluted	47,468,841	47,163,912	47,067,767	46,765,732

21.	Unrestricted Subsidiaries (unaudited)

As of December 31, 2015, the Company's Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services' Senior Notes:

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

The consolidated financial position of the Unrestricted Subsidiaries as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$16,482	$27,944
Accounts receivable	79,283	57,005
Prepaid expenses and other current assets	5,437	2,986
Deferred income taxes, current	3,382	5,292
Total current assets	104,584	93,227
Property and equipment, net	25,353	12,834
Trade names, net	73,034	70,310
Patent and patent licenses, net	18,071	24,007
Customer relationships, net	68,317	55,925
Goodwill	304,943	245,613
Other purchased intangibles, net	7,810	8,901
Deferred income taxes, non-current	2,373	—
Other assets	—	1,706
Total assets	$604,485	$512,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$88,580	$40,296
Income taxes payable	—	316
Deferred revenue, current	6,554	5,277
Total current liabilities	95,134	45,889
Long-term debt	155,000	110,000
Deferred income taxes, non-current	11,270	17,397
Other long-term liabilities	13,546	16,243
Total liabilities	274,950	189,529
Additional paid-in capital	319,728	317,932
Retained earnings	11,552	6,051
Accumulated other comprehensive income (loss)	(1,745)	(989)
Total stockholders’ equity	329,535	322,994
Total liabilities and stockholders’ equity	$604,485	$512,523

The consolidated results of operations of the Unrestricted Subsidiaries for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Revenues	$217,778	$169,065

Cost of revenues	21,749	19,028
Gross profit	196,029	150,037
Operating expenses:
Sales and marketing	78,176	68,057
Research, development and engineering	8,134	5,485
General and administrative	87,161	52,768
Total operating expenses	173,471	126,310
Income from operations	22,558	23,727
Other income (expenses):
Interest expense, net	11,179	821
Other expense (income), net	290	347
Income before income taxes	11,089	22,559
Income tax expense	5,588	4,883
Net income	5,501	17,676
Less net income attributable to noncontrolling interest	—	—
Net income attributable to common stockholders	$5,501	$17,676

22.	Subsequent Events

On January 22, 2016, in a cash transaction, the Company acquired certain assets of Yotta280, Inc., a Florida based provider of backup and disaster recovery services.

On January 27, 2016, in a cash transaction, the Company acquired certain assets of Mailout Interactive Inc., a Canada based provider of email services.

On February 10, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3250 per share of common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016. In addition, the Company's Board of Directors extended the Company's share repurchase program set to expire February 20, 2016 to February 20, 2017.

On February 17, 2016, in a cash transaction, the Company acquired certain assets of VaultLogix LLC., a Maine based provider of cloud data backup services.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2015. Management did not assess the effectiveness of internal control over financial reporting of all the 2015 acquisitions (see Note 3 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted approximately 17% of total assets as of December 31, 2015 and approximately 7% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2015 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). J2 Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2015 acquisitions, which are included in the consolidated balance sheet of j2 Global, Inc. as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. These acquisitions combined constituted approximately 17% of total assets as of December 31, 2015, and approximately 7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of 2015 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of j2 Global, Inc. also did not include an evaluation of the internal control over financial reporting of the 2015 acquisitions.

In our opinion, j2 Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of j2 Global, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
February 29, 2016

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2015 Proxy Statement”) for the 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2015 Proxy Statement.

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

Exhibit No. Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 10, 2014, by and among j2 Global, Inc., j2 Global Holdings, Inc. and j2 Cloud Services, Inc. (10)
3.1    Amended and Restated Certificate of Incorporation of j2 Global, Inc., dated as of June 10, 2014 (10)
3.2 Second Amended and Restated By-Laws (14)
4.1 Specimen of Common Stock Certificate (8)
4.2.1 Indenture, dated as of July 26, 2012 (9)
4.2.2    First Supplemental Indenture, dated as of June 10, 2014 (10)
4.2.3    Indenture, dated as of June 10, 2014 (11)
4.2.4     First Supplemental Indenture, dated as of June 17, 2014 (12)
4.3     Registration Rights Agreement, dated as of July 26, 2012, by and between j2 Global, Inc. and Merrill Lynch,
Pierce, Fenner & Smith Incorporated (9)
10.1 j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (3)
10.1.1 Amendment No. 1 to j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.2 j2 Global, Inc. 2007 Stock Plan (7)
10.3    j2 Global, Inc. 2015 Stock Plan (13)
10.4 Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (5)
10.5 Letter Agreement, dated as of April 1, 2001, between j2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1 Amendment to Letter Agreement, dated as of December 31, 2001, between j2 Global, Inc.
and Orchard Capital Corporation (4)
10.6 Employment Agreement, dated as of March 21, 1997, between j2 Global Inc. and Nehemia Zucker (1)

10.7
Registration Rights Agreement, dated as of June 30, 1998, by and among JFAX Communications, Inc., the Delaware State Employees' Retirement Fund, the Declaration of Trust for Defined Benefit Plan of ICI American Holdings Inc., the Declaration of Trust for Defined Benefit Plan of Zeneca Holdings Inc., the J.W. McConnell Family Foundation, DCJ Fund Investment Partners II, L.P., DLJ Capital Corporation, GMT Partners, LLC, Orchard/JFAX Investors, L.L.C. and DLJ Private Equity Employees Fund, L.P. (1)

21.1          List of subsidiaries of j2 Global, Inc.
23.1          Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
23.2          Consent of Independent Registered Public Accounting Firm – SingerLewak, LLP
31.1          Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section
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
(2)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(3)    Incorporated by reference to j2 Global’s Amended Registration Statement on Form S-8 filed with the Commission on July
17, 2001, Registration No. 333-55402.
(4)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(5)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(6)    Incorporated by reference to j2 Global’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2007.
(7)    Incorporated by reference to Exhibit A to j2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2007.
(8)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.
(9)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 27, 2012.

(10)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(11)    Incorporated by reference to j2 Global’s Registration Statement on Form S-3ASR filed with the Commission on June 10,
2014, Registration No. 333-196640.
(12)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 17, 2014.
(13)    Incorporated by reference to Annex A to j2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 26, 2015.
(14)    Incorporated by reference to j2 Global’s Current Registration Statement on Form S-8 filed with the Commission on May
6, 2015.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.

j2 Global, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on February 29, 2016.

Signature	Title

/s/ NEHEMIA ZUCKER	Chief Executive Officer (Principal Executive Officer)
Nehemia Zucker

/s/ R. SCOTT TURICCHI	Chief Financial Officer (Principal Financial Officer)
R. Scott Turicchi

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ JON MILLER	Director
Jon Miller

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,685	$6,873	$(6,297)	$4,261
Deferred tax asset valuation allowance	$11,358	$6,959	$(4,075)	$14,242
Year Ended December 31, 2014:
Allowance for doubtful accounts	$4,105	$4,702	$(5,122)	$3,685
Deferred tax asset valuation allowance	$8,493	$4,381	$(1,516)	$11,358
Year Ended December 31, 2013:
Allowance for doubtful accounts	$3,213	$3,134	$(2,242)	$4,105
Deferred tax asset valuation allowance	$5,918	$3,661	$(1,086)	$8,493

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.