Form 10-Q
period 2016-03-31
J2 GLOBAL, INC.
filed 2016-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, the registrant had 48,692,865 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED MARCH 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$242,755	$255,530
Short-term investments	69,821	79,655
Accounts receivable, net of allowances of $5,267 and $4,261, respectively	98,329	114,680
Prepaid expenses and other current assets	19,706	25,722
Deferred income taxes, current	—	7,218
Total current assets	430,611	482,805
Long-term investments	81,896	78,563
Property and equipment, net	56,370	57,442
Trade names, net	124,754	118,965
Patent and patent licenses, net	17,344	18,841
Customer relationships, net	202,352	197,319
Goodwill	829,012	807,661
Other purchased intangibles, net	18,239	17,516
Deferred income taxes, non-current	5,884	—
Other assets	5,372	4,607
Total assets	$1,771,834	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$82,813	$114,384
Income taxes payable	5,729	5,589
Deferred revenue, current	78,975	76,104
Capital lease, current	198	214
Deferred income taxes, current	—	363
Total current liabilities	167,715	196,654
Long-term debt	594,406	592,037
Capital lease, non-current	139	148
Liability for uncertain tax positions	37,658	35,917
Deferred income taxes, non-current	40,637	43,989
Deferred revenue, non-current	5,688	6,538
Other long-term liabilities	17,547	18,228
Total liabilities	863,790	893,511
Commitments and contingencies
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 48,007,427 and 47,950,677 shares, respectively	480	479
Additional paid-in capital	295,633	292,064
Retained earnings	640,001	626,789
Accumulated other comprehensive loss	(28,070)	(29,124)
Total stockholders' equity	908,044	890,208
Total liabilities and stockholders' equity	$1,771,834	$1,783,719

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Total revenues	$200,502	$161,253

Cost of revenues (1)	34,288	28,186
Gross profit	166,214	133,067
Operating expenses:
Sales and marketing (1)	48,112	37,590
Research, development and engineering (1)	8,988	8,447
General and administrative (1)	55,776	46,500
Total operating expenses	112,876	92,537
Income from operations	53,338	40,530
Interest expense, net	10,233	10,313
Other expense (income), net	126	(784)
Income before income taxes	42,979	31,001
Income tax expense	13,036	9,124
Net income	$29,943	$21,877

Net income per common share:
Basic	$0.62	$0.45
Diluted	$0.61	$0.45
Weighted average shares outstanding:
Basic	47,966,718	47,422,396
Diluted	48,238,098	47,766,088
Cash dividends paid per common share	$0.3250	$0.2925

(1) Includes share-based compensation expense as follows:
Cost of revenues	$95	$83
Sales and marketing	531	584
Research, development and engineering	207	194
General and administrative	1,976	2,143
Total	$2,809	$3,004

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$29,943	$21,877
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense (benefit) of zero and zero for the three months of 2016 and 2015, respectively	3,415	(15,237)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of ($1,441) and $177 for the three months of 2016 and 2015, respectively	(2,361)	380
Other comprehensive income (loss), net of tax	1,054	(14,857)
Comprehensive income	$30,997	$7,020

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$29,943	$21,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,174	21,287
Accretion and amortization of discount and premium of investments	331	273
Amortization of financing costs and discounts	2,370	2,222
Share-based compensation	2,809	3,004
Excess tax benefits from share-based compensation	(264)	(334)
Provision for doubtful accounts	2,825	1,610
Deferred income taxes, net	(3,101)	(494)
Loss on disposal of fixed assets	12	—
(Gain) loss on sale of available-for-sale investments	182	(24)
Decrease (increase) in:
Accounts receivable	15,773	9,254
Prepaid expenses and other current assets	370	(4)
Other assets	(727)	25
Increase (decrease) increase in:
Accounts payable and accrued expenses	(23,797)	(12,902)
Income taxes payable	6,360	(1,283)
Deferred revenue	1,250	(1,340)
Liability for uncertain tax positions	1,742	2,595
Other long-term liabilities	1,272	(50)
Net cash provided by operating activities	64,524	45,716
Cash flows from investing activities:
Maturity of available-for-sale investments	26,224	28,994
Purchase of available-for-sale investments	(21,402)	(19,819)
Purchases of property and equipment	(4,321)	(2,956)
Acquisition of businesses, net of cash received	(47,989)	(72,215)
Purchases of intangible assets	(316)	(327)
Net cash used in investing activities	(47,804)	(66,323)
Cash flows from financing activities:
Repurchases of common and restricted stock	(1,786)	(705)
Issuance of common stock under employee stock purchase plan	58	61
Exercise of stock options	1,312	65
Dividends paid	(15,817)	(14,110)
Excess tax benefits from share-based compensation	264	334
Deferred payments for acquisitions	(14,386)	(2,356)
Other	(25)	(50)
Net cash used in financing activities	(30,380)	(16,761)
Effect of exchange rate changes on cash and cash equivalents	885	(4,278)
Net change in cash and cash equivalents	(12,775)	(41,646)
Cash and cash equivalents at beginning of period	255,530	433,663
Cash and cash equivalents at end of period	$242,755	$392,017

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries ("j2 Global" or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect, which is primarily focused on our number-based voice and fax services. The Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that that disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report (Form 10-K) filed with the SEC on February 29, 2016. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to valuation and impairment of marketable securities, valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves for the Company's Business Cloud Services segment are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. These reserves for the Company's Digital Media segment are typically driven by past due invoices based on historical experience. On an ongoing basis, Management evaluates the adequacy of these reserves.

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

Digital Media

The Company's Digital Media revenues primarily consist of revenues generated from the sale of advertising campaigns that are targeted to the Company's proprietary websites and to those websites operated by third parties that are part of the Digital Media business' advertising network. Revenues for these advertising campaigns are recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the visitor "clicks through" on the ad, depending upon the terms with the individual advertiser.

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

Fair Value Measurements

As of March 31, 2016 and December 31, 2015, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company's Convertible Notes (See Note 7 - Long Term Debt) is determined using recent quoted market prices or dealer quotes for such securities and the fair value of our subsidiary's Senior Notes (See Note 7 - Long Term Debt) was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the effective interest method.

Concentration of Credit Risk

All of the Company's cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland, with cash and cash equivalents also held at financial institutions within several other countries, including Australia, Austria, Canada, China, France, Germany, Italy, Japan, New Zealand, the Netherlands and Poland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks.

At March 31, 2016 and December 31, 2015, the Company's cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company's deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company's deposits with financial institutions in other jurisdictions, the insured amounts are immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured.

Contingent Consideration

j2 Global measures contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 5 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on its condensed consolidated balance sheets. However, should there be a change in the Company's ability to recover its deferred tax assets, the Company's tax provision would increase as a result of recording any necessary valuation allowances, in the period in which j2 Global determined that the recovery was not likely.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws. j2 Global recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If the Company determines that a tax position will more likely than not be sustained on audit, then the second step requires j2 Global to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as j2 Global has to determine the probability of various possible outcomes. j2 Global reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Earnings Per Common Share

Earnings per common share ("EPS") is calculated pursuant to the two-class method as defined in ASC Topic No. 260, Earnings per Share ("ASC 260"), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

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

Segment Reporting

FASB ASC Topic No. 280, Segment Reporting ("ASC 280"), establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. As a result of the acquisition of Ziff Davis, Inc., the Company operates as two segments: (1) Business Cloud Services and (2) Digital Media.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2016 presentation.

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

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has determined that there is no impact on our financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has determined that there is no impact on our financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this ASU provide guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has determined that there is no impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU provide guidance which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this ASU during the first quarter 2016 on a retrospective basis which resulted in a reclassification of debt issuance costs from Other assets to Long-term debt in our Consolidated Balance Sheets. The adoption of this standard did not have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other Internal - Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The amendments in this ASU are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has adopted this ASU during the first quarter 2016 prospectively to all arrangements entered after the effective date. The Company has determined that there is no impact on our financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this ASU during the first quarter 2016. Since the this update is intended to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice, the adoption of this standard did not have a material impact on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has early adopted this ASU during the first quarter 2016 on a prospective basis. Adoption has resulted in a reclassification of our current deferred tax assets and deferred tax liabilities to the non-current deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheet as of March 31, 2016. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on our financial statements.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). This ASU is related to the embedded derivative analysis for debt instruments with contingent call or put options. This ASU clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017.

The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements.

In April 2016, the FASB issued ASU 2016-10, related to identifying performance obligations and licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

The Company completed the following acquisitions during the first three months of fiscal 2016, paying the purchase price in cash in each transaction: (a) an asset purchase of VaultLogix, acquired on February 17, 2016, a Massachusetts-based provider of cloud data backup and storage for business clients; (b) a share purchase of the entire issued capital of CallStream Group Limited, acquired on March 3, 2016, a provider of cloud-based call management solutions to markets in the United Kingdom; and (c) other immaterial acquisitions of online data backup and email marketing businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of March 31, 2016, reflect the results of operations of all 2016 acquisitions. For the three months ended March 31, 2016, these acquisitions contributed $2.3 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $48.9 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$2,550
Property and equipment	616
Other assets	632
Software	45
Trade names	4,121
Customer relationships	19,422
Other intangibles	383
Goodwill	24,876
Other accrued liabilities	(1,329)
Deferred revenue	(69)
Deferred tax liability	(2,374)
Total	$48,873

During the first three months of 2016, the purchase price accounting has been finalized for the following acquisitions: (i) LiveVault, (ii) Salesify and (iii) other immaterial fax and online data backup businesses. The initial accounting for all other acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2016, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net increase in goodwill in the amount of $0.6 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(6.1) million with a corresponding increase in trade names, net and other purchased intangibles, net (See Note 6 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to the amortization expense within the Condensed Consolidated Statement of Income for the three months ended March 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2016 is $24.9 million, of which $15.8 million is expected to be deductible for income tax purposes.

4.	Investments

Short-term investments consist generally of corporate and governmental debt securities and certificates of deposits, which are stated at fair market value. Realized gains and losses of short and long-term investments are recorded using the specific identification method, average cost method or other method, as appropriate.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2016	December 31, 2015
Due within 1 year	$51,788	$56,940
Due within more than 1 year but less than 5 years	81,618	78,248
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	277	315
Total	$133,683	$135,503

The following table summarizes the Company’s investments (in thousands):

	March 31, 2016	December 31, 2015
Available-for-sale	$151,653	$158,158
Certificates of deposit	64	60
Total	$151,717	$158,218

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of March 31, 2016 and December 31, 2015 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Corporate debt securities	$77,528	$219	$(43)	$77,704
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48,566	62	(3)	48,625
Debt securities issued by states of the United States and political subdivisions of the states	7,398	3	(47)	7,354
Equity securities	18,020	866	(916)	17,970
Total	$151,512	$1,150	$(1,009)	$151,653

December 31, 2015
Corporate debt securities	$88,852	$110	$(213)	$88,749
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40,715	—	(63)	40,652
Debt securities issued by states of the United States and political subdivisions of the states	6,111	2	(10)	6,103
Equity securities	18,536	4,118	—	22,654
Total	$154,214	$4,230	$(286)	$158,158

At March 31, 2016 and December 31, 2015, corporate and governmental debt securities, which have fixed interest rates, were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company’s investment portfolio and debt obligations subsequent to March 31, 2016. At March 31, 2016, equity securities were recorded as available-for-sale and represent a strategic equity investment in Carbonite, Inc.

At March 31, 2016, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$26,664	$(42)	$1,000	$(1)	$27,664	$(43)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	10,426	(2)	649	(1)	11,075	(3)
Debt securities issued by states of the United States and political subdivisions of the states	3,258	(47)	—	—	3,258	(47)
Equity securities	8,676	(916)	—	—	8,676	(916)
Total	$49,024	$(1,007)	$1,649	$(2)	$50,673	$(1,009)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,807	$(212)	$1,000	$(1)	$75,807	$(213)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38,004	(62)	649	(1)	38,653	(63)
Debt securities issued by states of the United States and political subdivisions of the states	4,189	(10)	—	—	4,189	(10)
Total	$117,000	$(284)	$1,649	$(2)	$118,649	$(286)

As of March 31, 2016 and December 31, 2015, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The fair value of the Convertible Notes (See Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (See Note 7 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt was $708.7 million and $790.5 million, at March 31, 2016 and December 31, 2015, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with the acquisitions of Ookla and Salesify within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization ("EBITDA") thresholds being reached. Such valuation approach included the Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value of measurement.

The following tables present the fair values of the Company's financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$56,307	$—	$—	$56,307
Time deposits	—	2,448	—	2,448
Corporate commercial papers	—	2,997	—	2,997
Certificates of deposit	—	64	—	64
Equity securities	17,970	—	—	17,970
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	48,625	—	48,625
Debt securities issued by states of the U.S. and political subdivisions of the states	—	7,354	—	7,354
Corporate debt securities	—	77,704	—	77,704
Total assets measured at fair value	$74,277	$139,192	$—	$213,469

Liabilities:
Contingent consideration	$—	$—	$14,600	$14,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$14,600	$16,050

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,867	$—	$—	$46,867
Time deposits	—	3,004	—	3,004
Certificates of deposit	—	60	—	60
Equity securities	22,654	—	—	22,654
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	40,652	—	40,652
Debt securities issued by states of the U.S. and political subdivisions of the states	—	6,103	—	6,103
Corporate debt securities	—	88,749	—	88,749
Total assets measured at fair value	$69,521	$138,568	$—	$208,089

Liabilities:
Contingent consideration	$—	$—	$30,600	$30,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$30,600	$32,050

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2016, there were no transfers that have occurred between levels.

The following tables presents a reconciliation of the Company's Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2016	$30,600
Total losses reported in earnings	1,000	General and administrative
Contingent consideration payments	(17,000)	Not applicable
Balance as of March 31, 2016	$14,600

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $8.0 million and $25.0 million at March 31, 2016 and December 31, 2015, respectively. Due to the Company achieving certain earnings targets for the year ended December 31, 2015, $20.0 million ($17.0 million contingent consideration and $3.0 million of compensation) was paid during the first quarter 2016 in connection with this acquisition.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $6.6 million and $5.6 million at March 31, 2016 and December 31, 2015, respectively.

The contingent consideration associated with both of these acquisitions is recorded as other long-term liability on the consolidated balance sheet at March 31, 2016 (excluding $1 million which has been reclassified to current liabilities).

During the three months ended March 31, 2016, the Company recorded an increase in the fair value of the contingent consideration of $1.0 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company's derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2016	$1,450
Total losses reported in earnings	—
Balance as of March 31, 2016	$1,450

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company's historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from one to 20 years.

The changes in carrying amounts of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2016	$502,718	$304,943	$807,661
Goodwill acquired (Note 3)	24,876	—	24,876
Purchase accounting adjustments (1)	612	(6,145)	(5,533)
Foreign exchange translation	1,948	60	2,008
Balance as of March 31, 2016	$530,154	$298,858	$829,012

(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (See Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2016 and December 31, 2015 as follows (in thousands):

	March 31, 2016	December 31, 2015
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of March 31, 2016, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$126,672	$29,297	$97,375
Patent and patent licenses	8.2 years	64,415	47,071	17,344
Customer relationships(1)	10.0 years	335,045	132,693	202,352
Other purchased intangibles	4.6 years	34,938	22,131	12,807
Total		$561,070	$231,192	$329,878

(1) Historically, the Company amortizes its Customer Relationship assets in a pattern that best reflects the pace in which the asset's benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

As of December 31, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$117,753	$26,167	$91,586
Patent and patent licenses	8.3 years	64,258	45,417	18,841
Customer relationships(1)	9.4 years	313,909	116,590	197,319
Other purchased intangibles	4.2 years	33,088	21,004	12,084
Total		$529,008	$209,178	$319,830

(1) Historically, the Company amortizes its Customer Relationship assets in a pattern that best reflects the pace in which the asset's benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $21.1 million and $16.9 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization expense is estimated to approximate $98.4 million, $67.1 million, $44.6 million, $28.4 million and $21.4 million for fiscal years 2016 through 2020, respectively, and $91.2 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiary issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, Inc. received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services, Inc. has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. In addition, at any time before August 1, 2016, j2 Cloud Services, Inc. may redeem the Senior Notes, in whole or in part, at a "make-whole" redemption price specified in the indenture plus accrued and unpaid interest, if any, to (but not including) the redemption date. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. The Senior Notes are not guaranteed by any of j2 Cloud Services, Inc.'s subsidiaries as of March 31, 2016, because, as of such date, all of j2 Cloud Services, Inc.'s existing domestic restricted subsidiaries are deemed insignificant subsidiaries (as that term is defined in the indenture) or are designated as unrestricted subsidiaries. If j2 Cloud Services, Inc. or any of its restricted subsidiaries (as that term is defined in the indenture) acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary, after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, j2 Cloud Services, Inc.'s obligations under the Senior Notes. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, Inc. under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of March 31, 2016, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of March 31, 2016 and December 31, 2015, the estimated fair value of the Senior Notes was approximately $270.5 million and $262.2 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes which are Level 2 inputs (see Note 5 - Fair Value Measurements).

3.25% Convertible Notes

On June 10, 2014, j2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the "Convertible Notes"). j2 Global received proceeds of $391.4 million in cash, net of underwriters' discounts and commissions. The net proceeds were available for general corporate purposes. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the Convertible Notes will be in addition to the regular interest payable on the Convertible Notes.

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

As of March 31, 2016, the conversion rate is 14.4599 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $69.16 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. As of March 31, 2016, the carrying value of the Convertible Notes was $356.3 million, which consisted of $402.5 million outstanding principal amount net of $46.2 million unamortized debt discount. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of March 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 5.2 years.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Convertible Notes was approximately $438.2 million and $528.3 million, respectively.

Long-term debt as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
8% Senior Notes	$246,898	$246,750
3.25% Convertible Notes	356,321	354,436
Less: Deferred issuance costs (1)	(8,813)	(9,149)
Total long-term debt	594,406	592,037
Less: current portion	—	—
Total long-term debt, less current portion	$594,406	$592,037

(1) The Company adopted ASU 2015-03 Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016 on a retrospective basis. At March 31, 2016 and December 31, 2015, $8.8 million and $9.1 million of deferred issuance costs were classified as a reduction of Long-term debt on our consolidated balance sheets.

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
On January 7, 2011, the Department of Revenue for the State of Washington ("Washington Department of Revenue") issued assessments to a j2 Global affiliate for business and occupation tax and retail sales tax for the period of January 1, 2004 through September 30, 2010. On November 16, 2012, the Washington Department of Revenue denied the j2 Global affiliate's petition for correction. The j2 Global affiliate paid the assessments and, on June 21, 2013, filed a complaint against the Washington Department of Revenue in the Superior Court of Washington for Thurston County (No. 13-2-01338-7). In that suit, the j2 Global affiliate sought a refund of the entire amount paid and a declaration that the Washington Department of Revenue improperly imposed the taxes. On March 11, 2016, the case was dismissed pursuant to a settlement agreement.
On February 17, 2011, Emmanuel Pantelakis ("Pantelakis") filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis's use of the Campaigner® service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery is ongoing.
On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue ("Commissioner") issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate's application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. The Massachusetts Appellate Tax Board has not yet rendered its decision.
On January 18, 2013, Paldo Sign and Display Co. ("Paldo") filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing putative class action pending in the U.S. District Court for the Northern District of Illinois ("Northern District of Illinois") (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act ("TCPA"), the Illinois Consumer Fraud and Deceptive Business Practices Act ("ICFA"), and common law conversion, arising from an indirect customer's alleged use of a j2 Global affiliate's systems to send unsolicited facsimile transmissions. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. On August 23, 2013, a second plaintiff, Sabon, Inc. ("Sabon"), was added. On March 7, 2016, the j2 Global affiliates moved for summary judgment on all remaining claims. The summary judgment motions are pending.
On August 28, 2013, Phyllis A. Huster ("Huster") filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants' earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants' motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia ("Northern District of Georgia") (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added various common law claims. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, all remaining claims were dismissed on summary judgment. Huster filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit") on February 26, 2016 (No. 16-1639). The appeal is pending.
On October 16, 2013, a j2 Global affiliate entered an appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC ("UMS"), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted five j2 Global patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014 (No. 14-1611). The appeal is pending.
On June 23, 2014, Andre Free-Vychine ("Free-Vychine") filed a putative class action against two j2 Global affiliates in the Superior Court for the State of California, County of Los Angeles ("Los Angeles Superior Court") (No. BC549422). The complaint alleged two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine sought, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. ("LEO") and IV Pit Stop, Inc. ("IV Pit Stop") filed a separate putative class action against the same j2 Global affiliates in Los Angeles Superior Court (No. BC555721). The complaint alleged three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliates' customers, including those with eVoice® and Onebox® accounts. LEO and IV Pit Stop sought, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court related and consolidated both cases for discovery purposes. On March 13, 2015, a third amended complaint was filed in the case brought by LEO, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel ("Dancel") as a plaintiff. On June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties in the case brought by LEO and Dancel reached a tentative class-based settlement that remains subject to court approval.
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing reserves, are likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could have a material affect on j2 Global's consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management.
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
On February 24, 2016, President Obama signed into law H.R. 644, the "Trade Facilitation and Trade Enforcement Act of 2015", which included a provision to permanently ban state and local authorities from imposing access or discriminatory taxes on the Internet. The new law allows "grandfathered" states and local authorities to continue their existing taxes on Internet access through June 2020.
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

The Company's tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company's subsidiaries outside of the U.S. in jurisdictions where the Company's effective tax rate is lower than in the U.S. The Company's effective tax rate was 30.3% and 29.4% for the three months ended March 31, 2016 and 2015, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $12.3 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, and income from foreign operations of $30.7 million and $19.4 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had $37.7 million and $35.9 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company's consolidated statement of income.

Cash paid for income taxes net of refunds received was $8.9 million and $8.1 million for the three months ended March 31, 2016 and 2015, respectively.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid taxes were $5.5 million and $11.6 million at March 31, 2016 and December 31, 2015, respectively.

Income Tax Audits:

In November, 2015, the U.S. Internal Revenue Service ("IRS") began its income tax audit of the Company's 2012 and 2013 tax years. During the quarter ended March 31, 2016, the IRS expanded its income tax audit to include the Company's 2014 tax year.

j2 Global is under income tax audit by the California Franchise Tax Board (the "FTB") for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years.

The Company is under income tax audit by the New York State Department of Taxation and Finance for tax years 2011 through 2013.

j2 Global was under income tax audit by the New York City Department of Finance ("NYC") for its tax years 2009 through 2011. In February 2016, j2 Global settled its NYC audit for approximately $26,000.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the three month period ended March 31, 2016, we repurchased zero shares under this program. Cumulatively at March 31, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global's stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2016, the Company purchased 29,068 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2016 and 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.30	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global's share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), 2007 Stock Plan (the "2007 Plan"), 2015 Stock Option Plan (the "2015 Plan") and 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2016, 56,498 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global's common stock on the date of grant for non-statutory stock options. As of March 31, 2016, 386,770 shares underlying options and 42,170 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted. As of March 31, 2016, 62,000 shares underlying options and 8,750 shares of restricted stock were outstanding under the 2015 Plan.

All stock option grants are approved by "outside directors" within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	566,428	$29.74
Granted	—	—
Exercised	(51,458)	25.51
Canceled	(9,700)	26.92
Outstanding at March 31, 2016	505,270	$30.23	4.2	$16,199,622
Exercisable at March 31, 2016	409,655	$24.76	3.3	$15,082,140
Vested and expected to vest at March 31, 2016	486,871	$29.01	4.0	$16,123,590

The total intrinsic values of options exercised during the three months ended March 31, 2016 and 2015 were $1.8 million and $0.1 million, respectively.

The Company recognized $0.1 million and $0.2 million of compensation expense for the three months ended March 31, 2016 and 2015, respectively, related to stock options. As of March 31, 2016 and December 31, 2015, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.9 million and $1.1 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.9 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company's common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.35% and 12.47% as of March 31, 2016 and 2015, respectively.

 Restricted Stock

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff. The Company recognized $2.7 million and $3.0 million of compensation expense for the three months ended March 31, 2016 and 2015, respectively, related to restricted stock and restricted stock units. As of March 31, 2016 and December 31, 2015, the Company had unrecognized share-based compensation cost of approximately $32.7 million and $34.5 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 2.7 years for awards and 3.1 years for units.

Restricted stock award activity for the three months ended March 31, 2016 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	704,804	$39.08
Granted	18,000	63.51
Vested	(26,943)	34.97
Canceled	(4,500)	47.68
Nonvested at March 31, 2016	691,361	$39.82

Restricted stock unit award activity for the three months ended March 31, 2016 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,245
Granted	1,250
Vested	(6,575)
Canceled	—
Outstanding at March 31, 2016	50,920	1.8	$3,135,654
Vested and expected to vest at March 31, 2016	39,014	1.6	$2,402,479

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global's common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the three months ended March 31, 2016 and 2015, 842 and 1,114 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $58,000 and $61,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 1,629,602 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$29,943	$21,877
Net income available to participating securities (a)	(412)	(360)
Net income available to j2 Global, Inc. common shareholders	$29,531	$21,517
Denominator:
Weighted-average outstanding shares of common stock	47,966,718	47,422,396
Dilutive effect of:
Equity incentive plans	232,674	343,692
Convertible debt (b)	38,706	—
Common stock and common stock equivalents	48,238,098	47,766,088
Net income per share:
Basic	$0.62	$0.45
Diluted	$0.61	$0.45

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 7 - Long Term Debt).

For the three months ended March 31, 2016 and 2015, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media. Segment accounting policies are the same as described in Note 1 - Basis of Presentation.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues by segment:
Business Cloud Services	$138,139	$118,061
Digital Media	62,409	43,257
Elimination of inter-segment revenues	(46)	(65)
Total revenues	200,502	161,253

Direct costs by segment(1):
Business Cloud Services	87,862	71,043
Digital Media	54,676	39,089
Direct costs by segment(1):	142,538	110,132

Business Cloud Services operating income(2)	50,277	47,018
Digital Media operating income	7,733	4,168
Segment operating income	58,010	51,186

Global operating costs(2)(3)	4,672	10,656
Income from operations	$53,338	$40,530

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

(2) During the first quarter 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Business Cloud Services segment would have been $42.0 million and Global operating costs would have been $5.6 million for the three month period ended March 31, 2015.

(3) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	March 31, 2016	December 31, 2015
Assets:
Business Cloud Services	$1,038,792	$1,017,676
Digital Media	393,840	427,647
Total assets from reportable segments	1,432,632	1,445,323
Corporate	339,202	338,396
Total assets	$1,771,834	$1,783,719

	Three Months Ended March 31,
	2016	2015
Capital expenditures:
Business Cloud Services	$1,121	$1,280
Digital Media	3,200	1,622
Total from reportable segments	4,321	2,902
Corporate	—	54
Total capital expenditures	$4,321	$2,956

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization:
Business Cloud Services	$17,502	$14,013
Digital Media	9,672	7,080
Total from reportable segments	27,174	21,093
Corporate	—	194
Total depreciation and amortization	$27,174	$21,287

The Company's Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

j2 Global groups these services into two main categories based on the similarities of these services: Cloud Connect and Other Cloud Services. Cloud Connect consists of our Fax and Voice services. Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$90,244	$5,570	$40,520	$86,204	$5,270	$43,014
Cloud Services	47,895	11,932	9,757	31,857	8,743	4,004
Total	$138,139	$17,502	$50,277	$118,061	$14,013	$47,018

(4) During the first quarter 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $39.6 million and $2.4 million, respectively, for the three months ended March 31, 2015.

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$137,639	$109,032
Canada	18,366	18,139
Ireland	12,549	9,935
All other countries	31,948	24,147
	$200,502	$161,253

	March 31, 2016	December 31, 2015
Long-lived assets:
United States	$275,319	$271,796
All other countries	110,929	105,477
Total	$386,248	$377,273

14.	Unrestricted Subsidiaries (unaudited)

As of March 31, 2016, the Company's Board of Directors had designated the following entities as "Unrestricted Subsidiaries" under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$36,839	$16,482
Accounts receivable	62,028	79,283
Prepaid expenses and other current assets	5,879	5,437
Deferred income taxes, current	—	3,382
Total current assets	104,746	104,584
Property and equipment, net	26,093	25,353
Trade names, net	75,511	73,034
Patent and patent licenses, net	16,609	18,071
Customer relationships, net	63,508	68,317
Goodwill	298,858	304,943
Other purchased intangibles, net	8,545	7,810
Deferred income taxes, non-current	1,092	2,373
Other assets	3,204	—
Total assets	$598,166	$604,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$53,843	$88,580
Deferred revenue, current	8,420	6,554
Total current liabilities	62,263	95,134
Long-term debt	182,488	155,000
Deferred income taxes, non-current	7,435	11,270
Other long-term liabilities	15,109	13,546
Total liabilities	267,295	274,950
Additional paid-in capital	320,104	319,728
Retained earnings	12,057	11,552
Accumulated other comprehensive loss	(1,290)	(1,745)
Total stockholders' equity	330,871	329,535
Total liabilities and stockholders' equity	$598,166	$604,485

The results of operations of the Unrestricted Subsidiaries for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$62,457	$44,420

Cost of revenues	5,311	4,354
Gross profit	57,146	40,066
Operating expenses:
Sales and marketing	26,461	17,662
Research, development and engineering	2,482	1,901
General and administrative	22,819	17,979
Total operating expenses	51,762	37,542
Income from operations	5,384	2,524
Interest expense, net	4,127	2,517
Other expense, net	172	243
Income (loss) before income taxes	1,085	(236)
Income tax expense	580	319
Net income (loss)	$505	$(555)

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	(2,417)	3,415	998
Amounts reclassified from accumulated other comprehensive income	56	—	56
Net current period other comprehensive income (loss)	(2,361)	3,415	1,054
Ending balance	$88	$(28,158)	$(28,070)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
	Three Months Ended March 31, 2016
Unrealized loss on available-for-sale investments	$91	Other expense, net
	91	Total, before income taxes
	(35)	Income tax benefit
	56	Total, net of tax
Total reclassifications for the period	$56	Total, net of tax

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, Inc. j2 Cloud Services, Inc. is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company's assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, Inc., those contractual provisions did not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, Inc.'s ability to pay dividends to j2 Global, Inc.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc. (the "Parent") on a parent-only basis, (ii) j2 Cloud Services, Inc., (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company"s share of subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

March 31, 2016
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$36,637	$4,536	$201,582	$—	$242,755
Short-term investments	69,758	—	63	—	69,821
Accounts receivable, net	—	12,922	85,539	(132)	98,329
Prepaid expenses and other current assets	6,556	1,977	14,023	(2,850)	19,706
Deferred income taxes, current	—	—	—	—	—
Intercompany receivable	144,488	178,787	—	(323,275)	—
Total current assets	257,439	198,222	301,207	(326,257)	430,611
Long-term investments	81,896	—	—	—	81,896
Property and equipment, net	—	6,063	50,307	—	56,370
Trade names, net	—	10,091	114,663	—	124,754
Patent and patent licenses, net	—	708	16,636	—	17,344
Customer relationships, net	—	1,005	201,347	—	202,352
Goodwill	—	56,296	772,716	—	829,012
Other purchased intangibles, net	—	4,205	14,034	—	18,239
Investment in subsidiaries	1,091,470	1,127,997	2	(2,219,469)	—
Deferred income taxes, non-current	—	25,105	2,176	(21,397)	5,884
Other assets	—	162	5,210	—	5,372
Total assets	$1,430,805	$1,429,854	$1,478,298	$(2,567,123)	$1,771,834
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$8,042	$21,664	$53,239	$(132)	$82,813
Income taxes payable	—	8,579	—	(2,850)	5,729
Deferred revenue, current	—	19,848	59,127	—	78,975
Capital lease, current	—	—	198	—	198
Deferred income taxes, current	—	—	—	—	—
Intercompany payable	135,424	—	187,851	(323,275)	—

Total current liabilities	143,466	50,091	300,415	(326,257)	167,715
Long term debt	348,396	246,010	—	—	594,406
Capital lease, non-current	—	—	139	—	139
Liability for uncertain tax positions	—	37,658	—	—	37,658
Deferred income taxes, non-current	29,447	—	32,587	(21,397)	40,637
Deferred revenue, non-current	—	3,888	1,800	—	5,688
Other long-term liabilities	1,450	737	15,360	—	17,547
Total liabilities	522,759	338,384	350,301	(347,654)	863,790
Commitments and contingencies	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	480	—	—	—	480
Additional paid-in capital - common	295,633	240,262	525,732	(765,994)	295,633
Retained earnings	611,845	851,000	630,631	(1,453,475)	640,001
Accumulated other comprehensive loss	88	208	(28,366)	—	(28,070)
Total stockholders' equity	908,046	1,091,470	1,127,997	(2,219,469)	908,044
Total liabilities and stockholders' equity	$1,430,805	$1,429,854	$1,478,298	$(2,567,123)	$1,771,834

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

December 31, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$55,516	$9,975	$190,039	$—	$255,530
Short-term investments	79,595	—	60	—	79,655
Accounts receivable, net	—	10,679	104,131	(130)	114,680
Prepaid expenses and other current assets	6,887	8,500	14,319	(3,984)	25,722
Deferred income taxes, current	—	3,316	4,413	(511)	7,218
Intercompany receivable	117,000	174,127	—	(291,127)	—
Total current assets	258,998	206,597	312,962	(295,752)	482,805
Long-term investments	78,563	—	—	—	78,563
Property and equipment, net	—	6,557	50,885	—	57,442
Trade names, net	—	10,118	108,847	—	118,965
Patent and patent licenses, net	—	743	18,098	—	18,841
Customer relationships, net	—	1,193	196,126	—	197,319
Goodwill	—	56,296	751,365	—	807,661
Other purchased intangibles, net	—	4,218	13,298	—	17,516
Investment in subsidiaries	1,051,927	1,095,155	—	(2,147,082)	—
Deferred income taxes, non-current	—	14,978	(14,978)	—	—
Other assets	8,219	1,167	4,370	(9,149)	4,607
Total assets	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$4,573	$27,976	$81,965	$(130)	$114,384
Income taxes payable	—	9,573	—	(3,984)	5,589
Deferred revenue, current	—	19,530	56,574	—	76,104
Capital lease, current	—	—	214	—	214
Deferred income taxes, current	511	—	363	(511)	363
Intercompany payable	121,263	—	169,864	(291,127)	—
Total current liabilities	126,347	57,079	308,980	(295,752)	196,654
Long term debt	354,437	246,749	—	(9,149)	592,037

Capital lease, non-current	—	—	148	—	148
Liability for uncertain tax positions	—	35,917	—	—	35,917
Deferred income taxes, non-current	24,936	—	19,053	—	43,989
Deferred revenue, non-current	—	4,667	1,871	—	6,538
Other long-term liabilities	1,779	683	15,766	—	18,228
Total liabilities	507,499	345,095	345,818	(304,901)	893,511
Commitments and contingencies	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	479	—	—	—	479
Additional paid-in capital	292,064	238,631	524,031	(762,662)	292,064
Retained earnings	595,216	813,058	602,935	(1,384,420)	626,789
Accumulated other comprehensive loss	2,449	238	(31,811)	—	(29,124)
Total stockholders' equity	890,208	1,051,927	1,095,155	(2,147,082)	890,208
Total liabilities and stockholders' equity	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$56,385	$155,566	$(11,449)	$200,502

Cost of revenues	—	17,489	28,202	(11,403)	34,288
Gross profit	—	38,896	127,364	(46)	166,214
Operating expenses:
Sales and marketing	—	10,628	37,530	(46)	48,112
Research, development and engineering	—	3,289	5,699	—	8,988
General and administrative	4,672	5,471	45,633	—	55,776
Total operating expenses	4,672	19,388	88,862	(46)	112,876
Income (loss) from operations	(4,672)	19,508	38,502	—	53,338
Equity earnings in subsidiaries	34,323	27,696	—	(62,019)	—
Interest expense, net	1,871	5,233	3,129	—	10,233
Other expense (income), net	91	(920)	955	—	126
Income before income taxes	27,689	42,891	34,418	(62,019)	42,979
Income tax expense (benefit)	(2,254)	8,568	6,722	—	13,036
Net income	$29,943	$34,323	$27,696	$(62,019)	$29,943

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$54,619	$116,435	$(9,801)	$161,253

Cost of revenues	—	15,528	22,394	(9,736)	28,186
Gross profit	—	39,091	94,041	(65)	133,067
Operating expenses:
Sales and marketing	—	9,780	27,875	(65)	37,590
Research, development and engineering	—	3,855	4,592	—	8,447
General and administrative	4,179	6,850	35,471	—	46,500
Total operating expenses	4,179	20,485	67,938	(65)	92,537
Income (loss) from operations	(4,179)	18,606	26,103	—	40,530
Equity earnings in subsidiaries	26,251	23,539	—	(49,790)	—
Interest expense, net	2,588	5,107	2,618	—	10,313
Other expense (income), net	(12)	339	(1,111)	—	(784)
Income before income taxes	19,496	36,699	24,596	(49,790)	31,001
Income tax expense (benefit)	(2,381)	10,448	1,057	—	9,124
Net income	$21,877	$26,251	$23,539	$(49,790)	$21,877

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$29,943	$34,323	$27,696	$(62,019)	$29,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax expense	—	—	3,415	—	3,415
Unrealized loss on available-for-sale investments, net of tax benefit	(2,361)	—	—	—	(2,361)
Other comprehensive income (loss), net of tax	(2,361)	—	3,415	—	1,054
Comprehensive income	$27,582	$34,323	$31,111	$(62,019)	$30,997

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$21,877	$26,251	$23,539	$(49,790)	$21,877
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax benefit	—	—	(15,237)	—	(15,237)
Unrealized gain on available-for-sale investments, net of tax expense	311	69	—	—	380
Other comprehensive income (loss), net of tax	311	69	(15,237)	—	(14,857)
Comprehensive income	$22,188	$26,320	$8,302	$(49,790)	$7,020

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$5,686	$(450)	$59,288	$—	$64,524
Cash flows from investing activities:
Maturity of available-for-sale investments	26,224	—	—	—	26,224
Purchase of available-for-sale investments	(21,402)	—	—	—	(21,402)
Purchases of property and equipment	—	(284)	(4,037)	—	(4,321)
Acquisition of businesses, net of cash received	—	—	(47,989)	—	(47,989)
Purchases of intangible assets	—	—	(316)	—	(316)
Net cash (used in) provided by investing activities	4,822	(284)	(52,342)	—	(47,804)
Cash flows from financing activities:
Repurchases of common and restricted stock	(1,786)	—	—	—	(1,786)
Issuance of common stock under employee stock purchase plan	58	—	—	—	58
Exercise of stock options	1,312	—	—	—	1,312
Dividends paid	(15,817)	—	—	—	(15,817)
Excess tax benefits from share-based compensation	264	—	—	—	264
Deferred payments for acquisitions	—	(528)	(13,858)	—	(14,386)
Other	—	—	(25)	—	(25)
Intercompany	(13,327)	(4,147)	17,474	—	—
Net cash (used in) provided by financing activities	(29,296)	(4,675)	3,591	—	(30,380)
Effect of exchange rate changes on cash and cash equivalents	(91)	(30)	1,006	—	885
Net change in cash and cash equivalents	(18,879)	(5,439)	11,543	—	(12,775)
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$36,637	$4,536	$201,582	$—	$242,755

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Three Months Ended March 31, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$(8,106)	$6,745	$47,077	$—	$45,716
Cash flows from investing activities:
Maturity of available-for-sale investments	21,994	7,000	—	—	28,994
Purchase of available-for-sale investments	(13,276)	(6,543)	—	—	(19,819)
Purchases of property and equipment	—	(308)	(2,648)	—	(2,956)
Acquisition of businesses, net of cash received	—	1,459	(73,674)	—	(72,215)
Purchases of intangible assets	—	(5)	(322)	—	(327)
Net cash (used in) provided by investing activities	8,718	1,603	(76,644)	—	(66,323)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(705)	—	—	—	(705)
Issuance of common stock under employee stock purchase plan	61	—	—	—	61
Exercise of stock options	65	—	—	—	65
Dividends paid	(14,110)	—	—	—	(14,110)
Excess tax benefits from share-based compensation	334	—	—	—	334
Deferred payments for acquisitions	—	(544)	(1,812)	—	(2,356)
Other	—	—	(50)	—	(50)
Intercompany	(13,232)	(27,098)	40,330	—	—
Net cash (used in) provided by financing activities	(27,587)	(27,642)	38,468	—	(16,761)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,278)	—	(4,278)
Net change in cash and cash equivalents	(26,975)	(19,294)	4,623	—	(41,646)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$199,815	$17,516	$174,686	$—	$392,017

17.	Subsequent Events

On April 1, 2016, in a cash transaction, the Company acquired certain assets of Publicaster, a Maryland based provider of email marketing services.

On April 6, 2016, in a cash transaction, the Company acquired certain assets of Electronic Vaulting Services, a Tennessee based provider of backup and disaster recovery services.

On April 20, 2016, in a cash transaction, the Company acquired certain assets of Overvault LLC, a Texas based provider of backup and disaster recovery services.

On May 5, 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.3350 per share of common stock payable on June 2, 2016 to all stockholders of record as of the close of business on May 18, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - "Risk Factors" of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (together, the "Risk Factors"), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled "Quantitative and Qualitative Disclosures About Market Risk." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview

j2 Global, Inc., together with its subsidiaries ("j2 Global", the "Company", "our", "us" or "we"), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which primarily focuses on our voice and fax products. Our Digital Media Division specializes in the technology and gaming markets, reaching in-market buyers and influencers in both the consumer and business-to-business spaces.

Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues from advertising, performance marketing and licensing fees.
In addition to growing our businesses organically, on a regular basis, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technology and acquire skilled personnel.
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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three months ended March 31, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended March 31,
	2016	2015
Subscriber revenues:
Fixed	$115,496	$96,097
Variable	21,452	19,687
Total subscriber revenues	$136,948	$115,784
Other license revenues	1,191	2,277
Total revenues	$138,139	$118,061

Percentage of total subscriber revenues:
Fixed	84.3%	83.0%
Variable	15.7%	17.0%

Total revenues:
Number-based	$89,967	$85,777
Non-number-based	48,172	32,284
Total revenues	$138,139	$118,061

Average monthly revenue per Cloud Business Customer (APRU) (1)(2)	$14.95	$13.91
Cancel Rate(3)	2.2%	2.2%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Visits	1,096	956
Page views	3,637	2,392
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016. During the three months ended March 31, 2016, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2016
Business Cloud Services Segment
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
We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment's overall profit margins. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period-to-period. This variability can cause the overall segment's financial results to materially vary from period-to-period.
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
We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment's overall profit margins.
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

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2016	2015
Revenues	$200,502	$161,253	24%

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

Our revenues in 2016 have increased over the comparable three month period of 2015 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2016	2015
Cost of revenue	$34,288	$28,186	22%
As a percent of revenue	17%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2016 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2015 that resulted in additional network operations, customer service, editorial and production costs, depreciation, customer service and processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2016	2015
Sales and Marketing	$48,112	$37,590	28%
As a percent of revenue	24%	23%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2016 was $23.6 million (primarily consists of $16.1 million of third-party advertising costs and $5.9 million of personnel costs) compared to 2015 of $15.6 million (primarily consists of $10.0 million third-party advertising costs and $5.4 million personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2016 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with acquisitions within the Business Cloud Services and Digital Media segments, most notably Offers.com, which was acquired in December 2015.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2016	2015
Research, Development and Engineering	$8,988	$8,447	6%
As a percent of revenue	4%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2016 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

	Three Months Ended March 31,		Percentage Change
	2016	2015
General and Administrative	$55,776	$46,500	20%
As a percent of revenue	28%	29%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, taxes and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2016 versus the prior comparable periods was primarily due to additional amortization of intangible assets, an increase in the fair value associated with contingent consideration of certain acquisitions within the Digital Media segment, personnel costs relating to businesses acquired in and subsequent to the first quarter 2015, bad debt expense and taxes.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$95	$83
Operating expenses:
Sales and marketing	531	584
Research, development and engineering	207	194
General and administrative	1,976	2,143
Total	$2,809	$3,004

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt; partially offset by interest income earned on cash, cash equivalents and short-term and long-term investments. Interest expense, net remained relatively consistent over the prior comparable period and was $10.2 million and $10.3 million for the three months ended March 31, 2016 and 2015, respectively.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $0.1 million and $(0.8) million for the three months ended March 31, 2016 and 2015, respectively. The variance between the three months ended March 31, 2016 and 2015 was primarily due to gains or losses on currency exchanges.

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

Provision for income taxes amounted to $13.0 million and $9.1 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 30.3% and 29.4% for the three months ended March 31, 2016 and 2015, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2016 was primarily attributable to the following:

1.an increase in the year over year amount accrued for our uncertain tax positions;

2.decrease in the foreign tax credit generated for 2016; and offset by;

3.	an increase in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations).

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Business Cloud Services revenues:
Fax and Voice	45.0%	53.5%
Other	23.9%	19.8%
Total Business Cloud Services revenues:	68.9%	73.3%
Digital Media revenues:
Media	31.1%	26.7%
Total revenues	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
External net sales	$138,139	$118,061
Inter-segment net sales	—	—
Segment net sales	138,139	118,061
Cost of revenues	28,982	23,833
Gross profit	109,157	94,228
Operating expenses	58,880	47,210
Segment operating income	$50,277	$47,018

Segment net sales of $138.1 million for the three months ended March 31, 2016 increased $20.1 million, or 17.0%, from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $109.2 million for the three months ended March 31, 2016 increased $14.9 million from the prior comparable period primarily due to business acquisitions.
Segment operating expenses of $58.9 million for the three months ended March 31, 2016 increased $11.7 million from the prior comparable period primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) an increase in sales and marketing costs; (c) additional business taxes; and (d) an increase in bad debt expense. As a result of these factors, segment operating income of $50.3 million for the three months ended March 31, 2016 increased $3.3 million, or 6.9%, from the prior comparable period. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

We group these services into two main categories based on the similarities of these services: Cloud Connect and Cloud Services. Cloud Connect consists of our Fax and Voice services and Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$90,244	$5,570	$40,520	$86,204	$5,270	$43,014
Cloud Services	47,895	11,932	9,757	31,857	8,743	4,004
Total	$138,139	$17,502	$50,277	$118,061	$14,013	$47,018

(4) During the first quarter 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Cloud Services would have been $39.5 million and $2.4 million, respectively, for the three months ended March 31, 2015.

Digital Media
 The following segment results are presented for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
External net sales	$62,363	$43,192
Inter-segment net sales	46	65
Segment net sales	62,409	43,257
Cost of revenues	5,306	4,353
Gross profit	57,103	38,904
Operating expenses	49,370	34,736
Segment operating income	$7,733	$4,168
Segment net sales of $62.4 million for the three months ended March 31, 2016 increased $19.2 million, or 44.3%, from the prior comparable period primarily due to organic growth supplemented by business acquisitions subsequent to the prior comparable period which are not fully reflected in the prior comparable period results.
Segment gross profit of $57.1 million for the three months ended March 31, 2016 increased $18.2 million from the prior comparable period primarily due to an increase in net sales between the period.
Segment operating expenses of $49.4 million for the three months ended March 31, 2016 increased $14.6 million from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.
As a result of these factors, segment operating income of $7.7 million for the three months ended March 31, 2016 increased $3.6 million or 85.5% from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2016, we had cash and investments of $394.5 million compared to $413.7 million at December 31, 2015. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, business taxes, and repurchase of stock, partially offset by cash provided by operations and the exercise of stock options. At March 31, 2016, cash and investments consisted of cash and cash equivalents of $242.8 million, short-term investments of $69.8 million and long-term investments of $81.9 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at March 31, 2016. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2016, cash and investments held within foreign and domestic jurisdictions were $163.6 million and $230.9 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

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

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $64.5 million and $45.7 million for the three months ended March 31, 2016 and 2015, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2016 compared to 2015 was primarily attributable to increased depreciation and amortization, lower accounts receivable, increased income tax payable, deferred revenue and additional provision for doubtful accounts; partially offset by a decrease in accounts payable and accrued expense balances. Certain taxes are prepaid during the year and are included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Our prepaid taxes were $5.5 million and $11.6 million at March 31, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term investments were $312.6 million and $335.2 million at March 31, 2016 and December 31, 2015, respectively.

Net cash used in investing activities was $(47.8) million and $(66.3) million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. For the three months ended March 31, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments. The decrease in our net cash used in investing activities in 2016 compared to 2015 was primarily attributable to less consideration paid for business acquisitions.

Net cash used in financing activities was $(30.4) million and $(16.8) million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. For the three months ended March 31, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisition and repurchase of stock; partially offset by excess tax benefit from share-based compensation. The change in net cash used in financing activities in 2016 compared to 2015 was primarily attributable to additional deferred payments for acquisitions.

Stock Repurchase Program

In February 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2016:

	Payments Due in (in thousands)
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$250,000	$402,500	$652,500
Long-term debt - interest (b)	23,081	33,081	33,081	33,081	32,803	6,541	161,668
Operating leases (c)	6,128	7,649	7,157	5,832	4,547	13,270	44,583
Capital leases (d)	86	42	7	—	—	—	135
Telecom services and co-location facilities (e)	2,221	1,981	1,203	119	16	—	5,540
Holdback payment (f)	16,589	598	—	—	—	—	17,187
Contingent consideration (g)	1,000	—	—	—	—	—	1,000
Other (h)	624	42	—	—	—	—	666
Total	$49,729	$43,393	$41,448	$39,032	$287,366	$422,311	$883,279

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(h)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of March 31, 2016, our liability for uncertain tax positions was $37.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented the contingent consideration (excluding $1 million associated with the acquisition of Salesify) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2015 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2016.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2016, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short and long-term investments are comprised primarily of readily marketable corporate and governmental debt securities, corporate commercial paper, time deposits and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries’ interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of March 31, 2016, we had investments in debt securities with effective maturities greater than one year of approximately $81.9 million. Such investments had a weighted average yield of approximately 1.2%. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $242.8 million and $255.5 million, respectively. Based on our cash and cash equivalents and short and long-term investment holdings as of March 31, 2016, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately $2.4 million.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, Australia and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling. If we are unable to settle our short-term inter-company debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

Foreign exchange gains and (losses) were not material to our earnings, amounting to approximately $(0.8) million and $0.8 million, for the three months ended March 31, 2016 and 2015, respectively. Cumulative translation adjustments included in other comprehensive income amounted to approximately $3.4 million and $(15.2) million, net of tax, for the three months ended March 31, 2016 and 2015, respectively.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, j2 Global's management, with the participation of Nehemia Zucker, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Zucker and Mr. Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "10-K Risk Factors") as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2016. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described in subsequently filed Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the three month period ended March 31, 2016, we repurchased zero shares under this program. Cumulatively at March 31, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
January 1, 2016 - January 31, 2016	—	$—	—	2,873,920
February 1, 2016 - February 29, 2016	5,136	$69.27	—	2,873,920
March 1, 2016 - March 31, 2016	23,932	$59.77	—	2,873,920
Total	29,068		—	2,873,920

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 9, 2016	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2016	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.