Form 10-Q
period 2016-06-30
J2 GLOBAL, INC.
filed 2016-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the registrant had 48,011,989 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED JUNE 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$313,754	$255,530
Short-term investments	50,915	79,655
Accounts receivable, net of allowances of $5,542 and $4,261, respectively	106,365	114,680
Prepaid expenses and other current assets	22,472	25,722
Deferred income taxes, current	—	7,218
Total current assets	493,506	482,805
Long-term investments	42,537	78,563
Property and equipment, net	60,053	57,442
Trade names, net	120,678	118,965
Patent and patent licenses, net	15,918	18,841
Customer relationships, net	190,380	197,319
Goodwill	840,946	807,661
Other purchased intangibles, net	17,270	17,516
Deferred income taxes, non-current	6,494	—
Other assets	5,369	4,607
TOTAL ASSETS	$1,793,151	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$106,512	$114,384
Income taxes payable	4,147	5,589
Deferred revenue, current	74,558	76,104
Capital lease, current	29	214
Deferred income taxes, current	—	363
Total current liabilities	185,246	196,654
Long-term debt	596,813	592,037
Capital lease, non-current	79	148
Liability for uncertain tax positions	40,356	35,917
Deferred income taxes, non-current	42,352	43,989
Deferred revenue, non-current	4,788	6,538
Other long-term liabilities	5,124	18,228
TOTAL LIABILITIES	874,758	893,511
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 48,099,943 and 47,950,677 shares, respectively	481	479
Additional paid-in capital	299,349	292,064
Retained earnings	657,035	626,789
Accumulated other comprehensive loss	(38,472)	(29,124)
TOTAL STOCKHOLDERS' EQUITY	918,393	890,208
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,793,151	$1,783,719

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$211,800	$176,038	$412,302	$337,291

Cost of revenues (1)	35,591	29,494	69,878	57,681
Gross profit	176,209	146,544	342,424	279,610
Operating expenses:
Sales and marketing (1)	48,617	40,421	96,729	78,011
Research, development and engineering (1)	9,213	8,969	18,201	17,415
General and administrative (1)	59,434	47,088	115,211	93,588
Total operating expenses	117,264	96,478	230,141	189,014
Income from operations	58,945	50,066	112,283	90,596
Interest expense, net	10,301	10,881	20,534	21,194
Other expense (income), net	(213)	88	(87)	(696)
Income before income taxes	48,857	39,097	91,836	70,098
Income tax expense	15,087	181	28,123	9,304
Net income	$33,770	$38,916	$63,713	$60,794

Net income per common share:
Basic	$0.69	$0.81	$1.31	$1.26
Diluted	$0.69	$0.80	$1.30	$1.25
Weighted average shares outstanding:
Basic	48,055,783	47,537,597	48,011,250	47,480,315
Diluted	48,265,298	47,853,574	48,251,698	47,737,006
Cash dividends paid per common share	$0.3350	$0.3000	$0.6600	$0.5925

(1) Includes share-based compensation expense as follows:
Cost of revenues	$103	$91	$198	$174
Sales and marketing	434	603	965	1,187
Research, development and engineering	221	213	428	408
General and administrative	2,681	2,261	4,657	4,404
Total	$3,439	$3,168	$6,248	$6,173

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Income	$33,770	$38,916	$63,713	$60,794
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,653)	7,112	(9,238)	(8,125)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit) of $1,380 and ($61) for the three and six months of 2016, respectively, ($2,448) and ($2,616) for the three and six months of 2015.	2,251	(3,934)	(110)	(3,554)
Other comprehensive income (loss), net of tax	(10,402)	3,178	(9,348)	(11,679)
Comprehensive Income	$23,368	$42,094	$54,365	$49,115

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net Income	$63,713	$60,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,233	43,181
Accretion and amortization of discount and premium of investments	646	551
Amortization of financing costs and discounts	4,777	4,480
Share-based compensation	6,248	6,173
Excess tax benefits from share-based compensation	(1,097)	(2,104)
Provision for doubtful accounts	5,009	3,544
Deferred income taxes, net	(2,064)	(73)
Gain on sale of available-for-sale investment	(140)	(42)
Decrease (increase) in:
Accounts receivable	3,763	2,199
Prepaid expenses and other current assets	1,534	2,163
Other assets	(657)	354
Increase (decrease) increase in:
Accounts payable and accrued expenses	(15,480)	(5,814)
Income taxes payable	2,034	(5,069)
Deferred revenue	(2,699)	(1,546)
Liability for uncertain tax positions	4,440	(12,414)
Other long-term liabilities	3,792	1,233
Net cash provided by operating activities	132,052	97,610
Cash flows from investing activities:
Maturity of certificates of deposit	—	65
Purchase of certificates of deposit	—	(62)
Maturity of available-for-sale investments	112,631	56,095
Purchase of available-for-sale investments	(47,207)	(57,465)
Purchases of property and equipment	(9,186)	(6,955)
Acquisition of businesses, net of cash received	(76,725)	(74,308)
Purchases of intangible assets	(1,815)	(866)
Net cash used in investing activities	(22,302)	(83,496)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(3,356)	(2,302)
Issuance of common stock under employee stock purchase plan	123	126
Exercise of stock options	1,911	3,009
Dividends paid	(32,202)	(28,610)
Excess tax benefits from share-based compensation	1,097	2,104
Deferred payments for acquisitions	(16,550)	(3,883)
Other	(254)	(180)
Net cash used in financing activities	(49,231)	(29,736)
Effect of exchange rate changes on cash and cash equivalents	(2,295)	(2,111)
Net change in cash and cash equivalents	58,224	(17,733)
Cash and cash equivalents at beginning of period	255,530	433,663
Cash and cash equivalents at end of period	$313,754	$415,930

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015 included in our Annual Report (Form 10-K) filed with the SEC on February 29, 2016. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Segment Reporting

Accounting guidance establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as two segments: (1) Business Cloud Services and (2) Digital Media.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on our financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; and 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5. This ASU becomes effective upon adoption of ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on our financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on our financial statements.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first six months of fiscal 2016, paying the purchase price in cash in each transaction: (a) an asset purchase of VaultLogix, acquired on February 17, 2016, a Massachusetts-based provider of cloud data backup and storage for business clients; (b) a share purchase of the entire issued capital of CallStream Group Limited, acquired on March 3, 2016, a provider of cloud-based call management solutions to markets in the United Kingdom; (c) an asset purchase of Publicaster, acquired on April 1, 2016, a Maryland-based provider of email marketing services; (d) an asset purchase of SMTP, acquired on June 27, 2016, a Florida-based provider of cloud email services offering solutions ranging from sophisticated transactional email solutions to cost-effective Simple Mail Transfer Protocol ("SMTP") relay services; and (e) other immaterial acquisitions of online data backup, email marketing and digital media businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of June 30, 2016, reflect the results of operations of all 2016 acquisitions. For the six months ended June 30, 2016, these acquisitions contributed $10.3 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $78.7 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$977
Property and equipment	1,114
Other assets	512
Software	2,257
Trade names	3,762
Customer relationships	29,295
Other intangibles	607
Goodwill	43,542
Other accrued liabilities	(1,236)
Deferred revenue	(374)
Deferred tax liability	(1,747)
Total	$78,709

During the first six months of 2016, the purchase price accounting has been finalized for the following acquisitions: (i) LiveVault, (ii) Salesify, (iii) CallStream Group Limited and (iv) other immaterial fax, online data backup and digital media businesses. The initial accounting for all other acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2016, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net increase in goodwill in the amount of $0.6 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(5.1) million with a corresponding increase in trade names, net and other purchased intangibles, net (See Note 6 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to the amortization expense within the Condensed Consolidated Statement of Income for the six months ended June 30, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2016 is $43.5 million, of which $31.7 million is expected to be deductible for income tax purposes.

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2016	December 31, 2015
Due within 1 year	$34,719	$56,940
Due within more than 1 year but less than 5 years	42,233	78,248
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	304	315
Total	$77,256	$135,503

The following table summarizes the Company’s investments (in thousands):

	June 30, 2016	December 31, 2015
Available-for-sale	$93,390	$158,158
Certificates of deposit	62	60
Total	$93,452	$158,218

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of June 30, 2016 and December 31, 2015 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Corporate debt securities	$51,299	$273	$(2)	$51,570
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	19,213	14	(2)	19,225
Debt securities issued by states of the United States and political subdivisions of the states	6,493	11	(43)	6,461
Equity securities	12,612	3,522	—	16,134
Total	$89,617	$3,820	$(47)	$93,390

December 31, 2015
Corporate debt securities	$88,852	$110	$(213)	$88,749
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40,715	—	(63)	40,652
Debt securities issued by states of the United States and political subdivisions of the states	6,111	2	(10)	6,103
Equity securities	18,536	4,118	—	22,654
Total	$154,214	$4,230	$(286)	$158,158

At June 30, 2016 and December 31, 2015, corporate and governmental debt securities, which have fixed interest rates, and equity securities were recorded as available-for-sale. There have been no significant changes in the maturity dates and average interest rates for the Company's investment portfolio and debt obligations subsequent to June 30, 2016.

At June 30, 2016, the Company's available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity.

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

Regardless of the classification of the securities, the Company has assessed each position for impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

j2 Global's review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$3,786	$(2)	$—	$—	$3,786	$(2)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	1,248	(2)	—	—	1,248	(2)
Debt securities issued by states of the United States and political subdivisions of the states	1,681	(43)	—	—	1,681	(43)
Total	$6,715	$(47)	$—	$—	$6,715	$(47)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,807	$(212)	$1,000	$(1)	$75,807	$(213)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38,004	(62)	649	(1)	38,653	(63)
Debt securities issued by states of the United States and political subdivisions of the states	4,189	(10)	—	—	4,189	(10)
Total	$117,000	$(284)	$1,649	$(2)	$118,649	$(286)

As of June 30, 2016 and December 31, 2015, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The fair value of the Convertible Notes (See Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (See Note 7 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at June 30, 2016 and December 31, 2015 was $726.4 million and $790.5 million, respectively.

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

The following tables present the fair values of the Company's financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,177	$—	$—	$46,177
Time deposits	—	1,177	—	1,177
Certificates of deposit	—	62	—	62
Equity securities	16,134	—	—	16,134
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	19,225	—	19,225
Debt securities issued by states of the U.S. and political subdivisions of the states	—	6,461	—	6,461
Corporate debt securities	—	51,570	—	51,570
Total assets measured at fair value	$62,311	$78,495	$—	$140,806

Liabilities:
Contingent consideration	$—	$—	$15,400	$15,400
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$15,400	$16,850

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,867	$—	$—	$46,867
Time deposits	—	3,004	—	3,004
Certificates of deposit	—	60	—	60
Equity securities	22,654	—	—	22,654
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	40,652	—	40,652
Debt securities issued by states of the U.S. and political subdivisions of the states	—	6,103	—	6,103
Corporate debt securities	—	88,749	—	88,749
Total assets measured at fair value	$69,521	$138,568	$—	$208,089

Liabilities:
Contingent consideration	$—	$—	$30,600	$30,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$30,600	$32,050

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2016, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company's Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2016	$30,600
Total fair value adjustments reported in earnings	2,800	General and administrative
Contingent consideration payments	(18,000)	Not applicable
Balance as of June 30, 2016	$15,400

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $8.0 million and $25.0 million at June 30, 2016 and December 31, 2015, respectively. Due to the Company's achievement of certain earnings targets for the year ended December 31, 2015, $20.0 million ($17.0 million of contingent consideration and $3.0 million of compensation) was paid during the first quarter 2016 in connection with this acquisition.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $7.4 million and $5.6 million at June 30, 2016 and December 31, 2015, respectively. Due to the Company's achievement of certain earnings targets for the year ended December 31, 2015, $1.0 million of contingent consideration was paid during the second quarter 2016 in connection with this acquisition.

The contingent consideration associated with both of these acquisitions has been reclassified to current liabilities, excluding $2.2 million which remains as other long-term liability on the consolidated balance sheet at June 30, 2016.

During the six months ended June 30, 2016, the Company recorded an increase in the fair value of the contingent consideration of $2.8 million and reported such increase in general and administrative expenses.

The following table presents a reconciliation of the Company's derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2016	$1,450
Total fair value adjustments reported in earnings	—
Balance as of June 30, 2016	$1,450

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2016	$502,718	$304,943	$807,661
Goodwill acquired (Note 3)	43,542	—	43,542
Purchase accounting adjustments (1)	612	(5,130)	(4,518)
Foreign exchange translation	(5,624)	(115)	(5,739)
Balance as of June 30, 2016	$541,248	$299,698	$840,946

(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (See Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2016 and December 31, 2015 as follows (in thousands):

	June 30, 2016	December 31, 2015
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of June 30, 2016, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$125,738	$32,439	$93,299
Patent and patent licenses	8.2 years	64,515	48,597	15,918
Customer relationships (1)	9.9 years	340,387	150,007	190,380
Other purchased intangibles	4.6 years	35,060	23,222	11,838
Total		$565,700	$254,265	$311,435

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset's benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

As of December 31, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$117,753	$26,167	$91,586
Patent and patent licenses	8.3 years	64,258	45,417	18,841
Customer relationships (1)	9.4 years	313,909	116,590	197,319
Other purchased intangibles	4.2 years	33,088	21,004	12,084
Total		$529,008	$209,178	$319,830

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset's benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $24.8 million and $17.6 million for the three month periods ended June 30, 2016 and 2015, respectively, and $45.8 million and $34.6 million for the six month periods ended June 30, 2016 and 2015, respectively. Amortization expense is estimated to approximate $109.2 million, $66.4 million, $43.4 million, $29.1 million and $22.3 million for fiscal years 2016 through 2020, respectively, and $86.9 million thereafter through the duration of the amortization period.

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

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, Inc. and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of June 30, 2016, j2 Cloud Services, Inc. was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of June 30, 2016 and December 31, 2015, the estimated fair value of the Senior Notes was approximately $273.9 million and $262.2 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes which are Level 2 inputs (see Note 5 - Fair Value Measurements).

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

Holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of j2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of j2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if j2 Global calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June

20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. j2 Global will settle conversions of Convertible Notes by paying or delivering, as the case may be, cash, shares of j2 Global common stock or a combination thereof at j2 Global's election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company's common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company's common stock.

As of June 30, 2016, the conversion rate is 14.4750 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $69.08 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of June 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 5.0 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Convertible Notes was approximately $452.5 million and $528.3 million, respectively.

Long-term debt as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
8% Senior Notes	$247,048	$246,750
3.25% Convertible Notes	358,234	354,436
Less: Deferred issuance costs (1)	(8,469)	(9,149)
Total long-term debt	596,813	592,037
Less: current portion	—	—
Total long-term debt, less current portion	$596,813	$592,037

(1) The Company adopted ASU 2015-03 Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016 on a retrospective basis. At December 31, 2015, $9.1 million of deferred issuance costs were classified as a reduction of Long-term debt on our consolidated balance sheets.

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
Non-Income Related Taxes
As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using the Company's services) are generally not subject to various telecommunication taxes. Moreover, the Company generally does not believe that its business and its users (by using the Company's services) are subject to other indirect taxes, such as sales and use tax, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess the Company's business and operations with respect to telecommunications and other indirect taxes.
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

The Company's tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global's annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company's subsidiaries outside of the U.S. in jurisdictions where the Company's effective tax rate is lower than in the U.S. The Company's effective tax rate was 30.9% and 0.5% for the three months ended June 30, 2016 and 2015, respectively and 30.6% and 13.3% for the six months ended June 30, 2016 and 2015, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $40.3 million and $28.2 million for the six months ended June 30, 2016 and 2015, respectively, and income from foreign operations of $51.5 million and $41.9 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had $40.4 million and $35.9 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company's consolidated statement of income.

Cash paid for income taxes net of refunds received was $25.0 million and $26.9 million for the six months ended June 30, 2016 and 2015, respectively.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid taxes were $9.4 million and $11.6 million at June 30, 2016 and December 31, 2015, respectively.

Income Tax Audits:

In November, 2015, the U.S. Internal Revenue Service ("IRS") began its income tax audit of the Company's 2012 and 2013 tax years. In March 2016, the IRS expanded its income tax audit to include the Company's 2014 tax year.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the six month period ended June 30, 2016, we repurchased zero shares under this program. Cumulatively at June 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global's stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2016, the Company purchased 24,314 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2016 and 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global's share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), 2007 Stock Plan (the "2007 Plan"), 2015 Stock Option Plan (the "2015 Plan") and 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of June 30, 2016, 45,498 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global's common stock on the date of grant for non-statutory stock options. As of June 30, 2016, 378,170 shares underlying options and 32,590 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted. As of June 30, 2016, 62,000 shares underlying options and 12,750 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by "outside directors" within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	566,428	$29.74
Granted	—	—
Exercised	(71,058)	26.38
Canceled	(9,700)	26.92
Outstanding at June 30, 2016	485,670	$30.29	4.0	$16,228,340
Exercisable at June 30, 2016	421,570	$26.00	3.4	$15,721,070
Vested and expected to vest at June 30, 2016	471,653	$29.29	3.9	$16,185,217

The total intrinsic values of options exercised during the six months ended June 30, 2016 and 2015 were $2.5 million and $5.6 million, respectively.

The Company recognized $0.2 million and $0.5 million of compensation expense for the six months ended June 30, 2016 and 2015, respectively, related to stock options. As of June 30, 2016 and December 31, 2015, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.8 million and $1.1 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 3.2 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company's common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.33% and 13.42% as of June 30, 2016 and 2015, respectively.

 Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company's Board of Directors and five years for senior staff (excluding market-based awards discussed below).

Restricted Stock - Awards with Market Conditions

In May 2016, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company's common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20 day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2016 and 2015, the Company awarded 106,780 and zero market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2016 were $44.67. There were no market-based restricted stock awards granted during 2015.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

June 30, 2016
Underlying stock price at valuation date	$63.73
Expected volatility	29.8%
Risk-free interest rate	1.51%

Restricted stock award activity for the six months ended June 30, 2016 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	704,804	$39.08
Granted	256,064	37.07
Vested	(120,915)	46.09
Canceled	(21,500)	68.71
Nonvested at June 30, 2016	818,453	$36.64

Restricted stock unit award activity for the six months ended June 30, 2016 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,245
Granted	5,250
Vested	(8,755)
Canceled	(7,400)
Outstanding at June 30, 2016	45,340	1.8	$2,864,128
Vested and expected to vest at June 30, 2016	36,329	1.6	$2,294,908

The Company recognized $6.0 million and $5.7 million of compensation expense for the six months ended June 30, 2016 and 2015, respectively, related to restricted stock and restricted stock units. As of June 30, 2016 and December 31, 2015, the Company had unrecognized share-based compensation cost of approximately $42.3 million and $34.5 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.4 years for awards and 3.0 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global's common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. For the six months ended June 30, 2016 and 2015, 1,920 and 2,104 shares were purchased under the plan, respectively. Cash received upon the issuance of common stock under the Purchase Plan was $123,000 and $126,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, 1,628,524 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$33,770	$38,916	$63,713	$60,794
Net income available to participating securities (a)	(494)	(637)	(905)	(1,006)
Net income available to j2 Global, Inc. common shareholders	$33,276	$38,279	$62,808	$59,788
Denominator:
Weighted-average outstanding shares of common stock	48,055,783	47,537,597	48,011,250	47,480,315
Dilutive effect of:
Equity incentive plans	209,515	315,977	221,095	256,691
Convertible debt (b)	—	—	19,353	—
Common stock and common stock equivalents	48,265,298	47,853,574	48,251,698	47,737,006
Net income per share:
Basic	$0.69	$0.81	$1.31	$1.26
Diluted	$0.69	$0.80	$1.30	$1.25

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 7 - Long Term Debt).

For the three months ended June 30, 2016 and 2015, there were 62,000 and zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the six months ended June 30, 2016 and 2015, there were 62,000 and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues by segment:
Business Cloud Services	$142,460	$125,188	$280,599	$243,249
Digital Media	69,385	50,907	131,794	94,164
Elimination of inter-segment revenues	(45)	(57)	(91)	(122)
Total revenues	211,800	176,038	412,302	337,291

Direct costs by segment(1):
Business Cloud Services	89,987	72,858	177,849	143,901
Digital Media	57,835	40,986	112,511	80,075
Direct costs by segment(1):	147,822	113,844	290,360	223,976

Business Cloud Services operating income(2)	52,473	52,330	102,750	99,348
Digital Media operating income	11,550	9,921	19,283	14,089
Segment operating income	64,023	62,251	122,033	113,437

Global operating costs(2)(3)	5,078	12,185	9,750	22,841
Income from operations	$58,945	$50,066	$112,283	$90,596

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

(2) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for the Business Cloud Services segment would have been $44.7 million and $86.7 million for the three and six months ended June 30, 2015, respectively. Global operating costs would have been $4.6 million and $10.2 million for the three and six month ended June 30, 2015, respectively.

(3) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	June 30, 2016	December 31, 2015
Assets:
Business Cloud Services	$1,067,436	$1,017,676
Digital Media	403,549	427,647
Total assets from reportable segments	1,470,985	1,445,323
Corporate	322,166	338,396
Total assets	$1,793,151	$1,783,719

	Six Months Ended June 30,
	2016	2015
Capital expenditures:
Business Cloud Services	$2,087	$3,477
Digital Media	7,099	3,296
Total from reportable segments	9,186	6,773
Corporate	—	182
Total capital expenditures	$9,186	$6,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization:
Business Cloud Services	$21,251	$14,758	$38,752	$28,772
Digital Media	9,808	6,944	19,481	14,024
Total from reportable segments	31,059	21,702	58,233	42,796
Corporate	—	192	—	385
Total depreciation and amortization	$31,059	$21,894	$58,233	$43,181

The Company's Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

j2 Global groups its Business Cloud services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services. Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,858	$7,575	$42,574	$183,102	$13,145	$83,094
Cloud Services	48,509	12,184	10,650	95,228	22,501	21,624
Intellectual Property	1,093	1,492	(751)	2,269	3,106	(1,968)
Total	$142,460	$21,251	$52,473	$280,599	$38,752	$102,750

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$89,273	$5,709	$45,549	$175,477	$10,979	$88,563
Cloud Services	34,632	7,155	7,794	64,231	13,779	12,349
Intellectual Property	1,283	1,894	(1,013)	3,541	4,014	(1,564)
Total	$125,188	$14,758	$52,330	$243,249	$28,772	$99,348

(4) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $39.4 million and $6.3 million, respectively, for the three months ended June 30, 2015 and $79.0 million and $9.2 million, respectively, for the six months ended June 30, 2015.

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$144,475	$121,017	$282,113	$230,049
Canada	18,900	18,947	37,266	37,086
Ireland	18,595	10,820	36,449	20,755
All other countries	29,830	25,254	56,474	49,401
	$211,800	$176,038	$412,302	$337,291

	June 30, 2016	December 31, 2015
Long-lived assets:
United States	$298,139	$271,796
All other countries	138,971	105,477
Total	$437,110	$377,273

14.	Unrestricted Subsidiaries (unaudited)

As of June 30, 2016, the Company's Board of Directors had designated the following entities as "Unrestricted Subsidiaries" under the indenture governing j2 Cloud Services' Senior Notes:

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

The financial position of the Unrestricted Subsidiaries as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$51,896	$16,482
Accounts receivable	63,354	79,283
Prepaid expenses and other current assets	5,405	5,437
Deferred income taxes, current	—	3,382
Total current assets	120,655	104,584
Property and equipment, net	27,444	25,353
Trade names, net	73,564	73,034
Patent and patent licenses, net	15,219	18,071
Customer relationships, net	59,132	68,317
Goodwill	299,697	304,943
Other purchased intangibles, net	7,886	7,810
Deferred income taxes, non-current	1,016	2,373
Other assets	3,027	—
Total assets	$607,640	$604,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$73,118	$88,580
Deferred revenue, current	7,633	6,554
Total current liabilities	80,751	95,134
Long-term debt	182,488	155,000
Deferred income taxes, non-current	7,435	11,270
Other long-term liabilities	2,734	13,546
Total liabilities	273,408	274,950
Additional paid-in capital	320,694	319,728
Retained earnings	15,271	11,552
Accumulated other comprehensive loss	(1,733)	(1,745)
Total stockholders' equity	334,232	329,535
Total liabilities and stockholders' equity	$607,640	$604,485

The results of operations of the Unrestricted Subsidiaries for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$69,385	$51,103	$131,842	$95,524

Cost of revenues	5,560	5,017	10,871	9,371
Gross profit	63,825	46,086	120,971	86,153
Operating expenses:
Sales and marketing	27,244	19,182	53,705	36,844
Research, development and engineering	3,169	2,167	5,652	4,068
General and administrative	23,706	16,918	46,524	34,897
Total operating expenses	54,119	38,267	105,881	75,809
Income from operations	9,706	7,819	15,090	10,344
Interest expense, net	4,486	2,801	8,613	5,318
Other expense, net	315	(145)	487	99
Income (loss) before income taxes	4,905	5,163	5,990	4,927
Income tax expense	1,691	2,878	2,271	3,197
Net income (loss)	$3,214	$2,285	$3,719	$1,730

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$88	$(28,158)	$(28,070)
Other comprehensive income (loss) before reclassifications	2,207	(12,653)	(10,446)
Amounts reclassified from accumulated other comprehensive income	44	—	44
Net current period other comprehensive income (loss)	2,251	(12,653)	(10,402)
Ending balance	$2,339	$(40,811)	$(38,472)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	(153)	(9,238)	(9,391)
Amounts reclassified from accumulated other comprehensive income	43	—	43
Net current period other comprehensive income (loss)	(110)	(9,238)	(9,348)
Ending balance	$2,339	$(40,811)	$(38,472)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Unrealized loss on available-for-sale investments	$70	$69	Other expense (income), net
	70	69	Income before income taxes
	(26)	(26)	Income tax expense
	44	43	Net income
Total reclassifications for the period	$44	$43	Net income

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

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc. (the "Parent") on a parent-only basis, (ii) j2 Cloud Services, Inc., (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company's share of subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

June 30, 2016
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$74,197	$39,655	$199,902	$—	$313,754
Short-term investments	50,853	—	62	—	50,915
Accounts receivable, net	—	12,430	93,941	(6)	106,365
Prepaid expenses and other current assets	10,097	2,151	15,340	(5,116)	22,472
Intercompany receivable	144,488	172,564	—	(317,052)	—
Total current assets	279,635	226,800	309,245	(322,174)	493,506
Long-term investments	42,537	—	—	—	42,537
Property and equipment, net	—	7,064	52,989	—	60,053
Trade names, net	—	10,064	110,614	—	120,678
Patent and patent licenses, net	—	672	15,246	—	15,918
Customer relationships, net	—	867	189,513	—	190,380
Goodwill	—	56,296	784,650	—	840,946
Other purchased intangibles, net	—	4,223	13,047	—	17,270
Investment in subsidiaries	1,118,892	1,136,930	2	(2,255,824)	—
Deferred income taxes, non-current	—	24,899	2,125	(20,530)	6,494
Other assets	—	345	5,024	—	5,369
Total assets	$1,441,064	$1,468,160	$1,482,455	$(2,598,528)	$1,793,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$3,927	$30,087	$72,504	$(6)	$106,512
Income taxes payable	—	9,262	—	(5,115)	4,147
Deferred revenue, current	—	19,582	54,976	—	74,558
Capital lease, current	—	—	29	—	29
Intercompany payable	135,078	—	181,974	(317,052)	—
Total current liabilities	139,005	58,931	309,483	(322,173)	185,246
Long-term debt	350,609	246,204	—	—	596,813

Capital lease, non-current	—	—	79	—	79
Liability for uncertain tax positions	—	40,356	—	—	40,356
Deferred income taxes, non-current	31,569	—	31,314	(20,531)	42,352
Deferred revenue, non-current	—	3,120	1,668	—	4,788
Other long-term liabilities	1,486	657	2,981	—	5,124
Total liabilities	522,669	349,268	345,525	(342,704)	874,758
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	481	—	—	—	481
Additional paid-in capital - common	299,349	242,319	526,323	(768,642)	299,349
Retained earnings	616,226	876,575	651,416	(1,487,182)	657,035
Accumulated other comprehensive income (loss)	2,339	(2)	(40,809)	—	(38,472)
Total stockholders' equity	918,395	1,118,892	1,136,930	(2,255,824)	918,393
Total liabilities and stockholders' equity	$1,441,064	$1,468,160	$1,482,455	$(2,598,528)	$1,793,151

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

December 31, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$55,516	$9,975	$190,039	$—	$255,530
Short-term investments	79,595	—	60	—	79,655
Accounts receivable, net	—	10,679	104,131	(130)	114,680
Prepaid expenses and other current assets	6,887	8,500	14,319	(3,984)	25,722
Deferred income taxes, current	—	3,316	4,413	(511)	7,218
Intercompany receivable	117,000	174,127	—	(291,127)	—
Total current assets	258,998	206,597	312,962	(295,752)	482,805
Long-term investments	78,563	—	—	—	78,563
Property and equipment, net	—	6,557	50,885	—	57,442
Trade names, net	—	10,118	108,847	—	118,965
Patent and patent licenses, net	—	743	18,098	—	18,841
Customer relationships, net	—	1,193	196,126	—	197,319
Goodwill	—	56,296	751,365	—	807,661
Other purchased intangibles, net	—	4,218	13,298	—	17,516
Investment in subsidiaries	1,051,927	1,095,155	—	(2,147,082)	—
Deferred income taxes, non-current	—	14,978	(14,978)	—	—
Other assets	8,219	1,167	4,370	(9,149)	4,607
Total assets	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$4,573	$27,976	$81,965	$(130)	$114,384
Income taxes payable	—	9,573	—	(3,984)	5,589
Deferred revenue, current	—	19,530	56,574	—	76,104
Capital lease, current	—	—	214	—	214
Deferred income taxes, current	511	—	363	(511)	363
Intercompany payable	121,263	—	169,864	(291,127)	—
Total current liabilities	126,347	57,079	308,980	(295,752)	196,654
Long-term debt	354,437	246,749	—	(9,149)	592,037

Capital lease, non-current	—	—	148	—	148
Liability for uncertain tax positions	—	35,917	—	—	35,917
Deferred income taxes, non-current	24,936	—	19,053	—	43,989
Deferred revenue, non-current	—	4,667	1,871	—	6,538
Other long-term liabilities	1,779	683	15,766	—	18,228
Total liabilities	507,499	345,095	345,818	(304,901)	893,511
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	479	—	—	—	479
Additional paid-in capital	292,064	238,631	524,031	(762,662)	292,064
Retained earnings	595,216	813,058	602,935	(1,384,420)	626,789
Accumulated other comprehensive income (loss)	2,449	238	(31,811)	—	(29,124)
Total stockholders' equity	890,208	1,051,927	1,095,155	(2,147,082)	890,208
Total liabilities and stockholders' equity	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended June 30, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$66,254	$166,079	$(20,533)	$211,800

Cost of revenues	—	16,992	39,087	(20,488)	35,591
Gross profit	—	49,262	126,992	(45)	176,209
Operating expenses:
Sales and marketing	—	10,260	38,402	(45)	48,617
Research, development and engineering	—	2,930	6,283	—	9,213
General and administrative	5,078	4,431	49,925	—	59,434
Total operating expenses	5,078	17,621	94,610	(45)	117,264
Income (loss) from operations	(5,078)	31,641	32,382	—	58,945
Equity earnings in subsidiaries	38,019	20,786	—	(58,805)	—
Interest expense, net	1,591	5,193	3,517	—	10,301
Other expense (income), net	(300)	(93)	180	—	(213)
Income before income taxes	31,650	47,327	28,685	(58,805)	48,857
Income tax expense (benefit)	(2,120)	9,308	7,899	—	15,087
Net income	$33,770	$38,019	$20,786	$(58,805)	$33,770

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$56,547	$129,217	$(9,726)	$176,038

Cost of revenues	1	15,414	23,748	(9,669)	29,494
Gross profit	(1)	41,133	105,469	(57)	146,544
Operating expenses:
Sales and marketing	—	10,512	29,966	(57)	40,421
Research, development and engineering	2	3,763	5,204	—	8,969
General and administrative	3,538	9,011	34,539	—	47,088
Total operating expenses	3,540	23,286	69,709	(57)	96,478
Income (loss) from operations	(3,541)	17,847	35,760	—	50,066
Equity earnings in subsidiaries	45,530	26,742	—	(72,272)	—
Interest expense, net	2,772	5,791	2,318	—	10,881
Other expense (income), net	(5)	(28)	121	—	88
Income before income taxes	39,222	38,826	33,321	(72,272)	39,097
Income tax expense (benefit)	306	(6,704)	6,579	—	181
Net income	$38,916	$45,530	$26,742	$(72,272)	$38,916

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$122,639	$321,645	$(31,982)	$412,302

Cost of revenues	—	34,481	67,288	(31,891)	69,878
Gross profit	—	88,158	254,357	(91)	342,424
Operating expenses:
Sales and marketing	—	20,888	75,932	(91)	96,729
Research, development and engineering	—	6,219	11,982	—	18,201
General and administrative	9,750	9,902	95,559	—	115,211
Total operating expenses	9,750	37,009	183,473	(91)	230,141
Income (loss) from operations	(9,750)	51,149	70,884	—	112,283
Equity earnings in subsidiaries	72,342	48,482	—	(120,824)	—
Interest expense, net	3,462	10,425	6,647	—	20,534
Other expense (income), net	(209)	(1,013)	1,135	—	(87)
Income before income taxes	59,339	90,219	63,102	(120,824)	91,836
Income tax expense (benefit)	(4,374)	17,877	14,620	—	28,123
Net income	$63,713	$72,342	$48,482	$(120,824)	$63,713

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$111,166	$245,652	$(19,527)	$337,291

Cost of revenues	1	30,942	46,143	(19,405)	57,681
Gross profit	(1)	80,224	199,509	(122)	279,610
Operating expenses:
Sales and marketing	—	20,292	57,841	(122)	78,011
Research, development and engineering	2	7,618	9,795	—	17,415
General and administrative	7,717	15,861	70,010	—	93,588
Total operating expenses	7,719	43,771	137,646	(122)	189,014
Income (loss) from operations	(7,720)	36,453	61,863	—	90,596
Equity earnings in subsidiaries	71,782	50,283	—	(122,065)	—
Interest expense, net	5,360	10,899	4,935	—	21,194
Other expense (income), net	(17)	311	(990)	—	(696)
Income before income taxes	58,719	75,526	57,918	(122,065)	70,098
Income tax expense (benefit)	(2,075)	3,744	7,635	—	9,304
Net income	$60,794	$71,782	$50,283	$(122,065)	$60,794

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended June 30, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$33,770	$38,019	$20,786	$(58,805)	$33,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(12,653)	—	(12,653)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	2,251	—	—	—	2,251
Other comprehensive income (loss), net of tax	2,251	—	(12,653)	—	(10,402)
Comprehensive income	$36,021	$38,019	$8,133	$(58,805)	$23,368

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$38,916	$45,530	$26,742	$(72,272)	$38,916
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	7,112	—	7,112
Unrealized gain on available-for-sale investments, net of tax benefit	(267)	(3,667)	—	—	(3,934)
Other comprehensive income (loss), net of tax	(267)	(3,667)	7,112	—	3,178
Comprehensive income	$38,649	$41,863	$33,854	$(72,272)	$42,094

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$63,713	$72,342	$48,482	$(120,824)	$63,713
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	(9,238)	—	(9,238)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	(110)	—	—	—	(110)
Other comprehensive loss, net of tax	(110)	—	(9,238)	—	(9,348)
Comprehensive income	$63,603	$72,342	$39,244	$(120,824)	$54,365

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$60,794	$71,782	$50,283	$(122,065)	$60,794
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	(8,125)	—	(8,125)
Unrealized gain (loss) on available-for-sale investments, net of tax expense (benefit)	44	(3,598)	—	—	(3,554)
Other comprehensive income (loss), net of tax	44	(3,598)	(8,125)	—	(11,679)
Comprehensive income	$60,838	$68,184	$42,158	$(122,065)	$49,115

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2016
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(695)	$25,755	$106,992	$—	$132,052
Cash flows from investing activities:
Maturity of available-for-sale investments	112,631	—	—	—	112,631
Purchase of available-for-sale investments	(47,208)	—	1	—	(47,207)
Purchases of property and equipment	—	(542)	(8,644)	—	(9,186)
Acquisition of businesses, net of cash received	—	—	(76,725)	—	(76,725)
Purchases of intangible assets	—	(104)	(1,711)	—	(1,815)
Net cash (used in) provided by investing activities	65,423	(646)	(87,079)	—	(22,302)
Cash flows from financing activities:
Repurchases of common and restricted stock	(3,356)	—	—	—	(3,356)
Issuance of common stock under employee stock purchase plan	2,034	—	(1,911)	—	123
Exercise of stock options	—	—	1,911	—	1,911
Dividends paid	(32,202)	—	—	—	(32,202)
Excess tax benefits from share-based compensation	1,097	—	—	—	1,097
Deferred payments for acquisitions	—	(873)	(15,677)	—	(16,550)
Other	—	—	(254)	—	(254)
Intercompany	(13,673)	5,683	7,990	—	—
Net cash (used in) provided by financing activities	(46,100)	4,810	(7,941)	—	(49,231)
Effect of exchange rate changes on cash and cash equivalents	53	(239)	(2,109)	—	(2,295)
Net change in cash and cash equivalents	18,681	29,680	9,863	—	58,224
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$74,197	$39,655	$199,902	$—	$313,754

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Six Months Ended June 30, 2015
	j2 Global, Inc.	j2 Cloud Services, Inc.	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash provided by operating activities	$(26,174)	$35,542	$88,242	$—	$97,610
Cash flows from investing activities:
Maturity of certificates of deposit	—	65	—	—	65
Purchase of certificates of deposit	—	(62)	—	—	(62)
Maturity of available-for-sale investments	38,047	18,048	—	—	56,095
Purchase of available-for-sale investments	(37,734)	(19,731)	—	—	(57,465)
Purchases of property and equipment	—	(496)	(6,459)	—	(6,955)
Acquisition of businesses, net of cash received	—	(497)	(73,811)	—	(74,308)
Purchases of intangible assets	—	291	(1,157)	—	(866)
Net cash (used in) provided by investing activities	313	(2,382)	(81,427)	—	(83,496)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(2,302)	—	—	—	(2,302)
Issuance of common stock under employee stock purchase plan	126	—	—	—	126
Exercise of stock options	3,009	—	—	—	3,009
Dividends paid	(28,610)	—	—	—	(28,610)
Excess tax benefits from share-based compensation	2,104	—	—	—	2,104
Deferred payments for acquisitions	—	(656)	(3,227)	—	(3,883)
Other	—	—	(180)	—	(180)
Intercompany	45,533	(60,376)	14,843	—	—
Net cash (used in) provided by financing activities	19,860	(61,032)	11,436	—	(29,736)
Effect of exchange rate changes on cash and cash equivalents	(2)	2,462	(4,571)	—	(2,111)
Net change in cash and cash equivalents	(6,003)	(25,410)	13,680	—	(17,733)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$220,787	$11,400	$183,743	$—	$415,930

17.	Subsequent Events

On July 12, 2016, in a cash transaction, the Company acquired certain assets of Dataprotect Cloud Limited, an Ireland- based provider of backup services.

On July 12, 2016, in a cash transaction, the Company acquired the entire issued capital of Integrated Global Concepts, Inc., a United States-based provider of fax services, which owned 935,231 shares of the Company's common stock. As a result, the Company's Board of Directors approved a reduction in the number of shares available for purchase under the Common Stock Repurchase Program by the same amount leaving 1,938,689 shares of Common Stock available for purchase under the program.

On July 15, 2016, in a cash transaction, the Company acquired all the entire issued capital of Frontsafe A/S, a Denmark based provider of backup services.

On August 2, 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.3450 per share of common stock payable on September 1, 2016 to all stockholders of record as of the close of business on August 17, 2016.

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, Inc., and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and six months ended June 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subscriber revenues:
Fixed	$117,199	$102,437	$232,694	$198,535
Variable	24,156	21,368	45,609	41,054
Total subscriber revenues	$141,355	$123,805	$278,303	$239,589
Other license revenues	1,105	1,383	2,296	3,660
Total revenues	$142,460	$125,188	$280,599	$243,249

Percentage of total subscriber revenues:
Fixed	82.9%	82.7%	83.6%	82.9%
Variable	17.1%	17.3%	16.4%	17.1%

Total revenues:
Number-based	$92,592	$88,946	$182,559	$174,723
Non-number-based	49,868	36,242	98,040	68,526
Total revenues	$142,460	$125,188	$280,599	$243,249

Average monthly revenue per Cloud Business Customer (APRU) (1)(2)	$15.26	$14.15
Cancel Rate(3)	2.2%	1.9%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Visits	1,160	956	2,256	1,803
Page views	4,215	2,392	7,852	5,873
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016. During the three months ended June 30, 2016, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2016
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015
Revenues	$211,800	$176,038	20%	$412,302	$337,291	22%

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

Our revenues in 2016 have increased over the comparable three and six month period of 2015 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015
Cost of revenue	$35,591	$29,494	21%	$69,878	$57,681	21%
As a percent of revenue	17%	17%		17%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2016 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2015 that resulted in additional network and phone operations, editorial and production costs and depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015
Sales and Marketing	$48,617	$40,421	20%	$96,729	$78,011	24%
As a percent of revenue	23%	23%		23%	23%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2016 was $22.6 million (primarily consists of $15.0 million of third-party advertising costs and $5.9 million of personnel costs) compared to 2015 of $16.7 million (primarily consists of $11.5 million third-party advertising costs and $5.2 million personnel costs). Advertising cost for the six months ended June 30, 2016 was $46.1 million (primarily consists of $31.1 million of third-party advertising costs and $11.8 million of personnel costs) compared to 2015 of $32.3 million (primarily consists of $21.5 million third-party advertising costs and $10.6 million personnel costs). The increase in sales and marketing expenses for the three and six months ended June 30, 2016 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with acquisitions within the Business Cloud Services and Digital Media segments, most notably Offers.com, which was acquired in December 2015.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015
Research, Development and Engineering	$9,213	$8,969	3%	$18,201	$17,415	5%
As a percent of revenue	4%	5%		4%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2016 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015		2016	2015
General and Administrative	$59,434	$47,088	26%	$115,211	$93,588	23%
As a percent of revenue	28%	27%		28%	28%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, taxes and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2016 versus the prior comparable period was primarily due to additional amortization of intangible assets, an increase in the fair value associated with contingent consideration of certain acquisitions within the Digital Media segment, personnel costs relating to businesses acquired in and subsequent to the second quarter 2015 and bad debt expense; partially offset by a decrease in indirect taxes.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$103	$91	$198	$174
Operating expenses:
Sales and marketing	434	603	965	1,187
Research, development and engineering	221	213	428	408
General and administrative	2,681	2,261	4,657	4,404
Total	$3,439	$3,168	$6,248	$6,173

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt; partially offset by interest income earned on cash, cash equivalents and short-term and long-term investments. Interest expense, net was $10.3 million and $10.9 million for the three months ended June 30, 2016 and 2015, respectively, and $20.5 million and $21.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in interest expense, net for the three and six month period ended June 30, 2016 was primarily due to lower interest on transaction-based taxes and additional interest income.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $(0.2) million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $(0.1) million and $(0.7) million for the six months ended June 30, 2016 and 2015, respectively. The variance between the three and six months ended June 30, 2016 and 2015 was primarily due to gains or losses on currency exchanges.

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

Provision for income taxes amounted to $15.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively and $28.1 million and $9.3 million for the six months ended June 30, 2016, respectively. Our effective tax rate was 30.9% and 0.5% for the three months ended June 30, 2016 and 2015, respectively and 30.6% and 13.3% for the six months ended June 30, 2016 and 2015, respectively.

The increase in our effective income tax rate for the three months and six months ended June 30, 2016 was primarily attributable to the following:

1.	a reversal of uncertain tax positions resulting from a 2015 settlement with the Internal Revenue Service for our 2009 and 2010 tax years;

2.	an increase in the year over year amount accrued for our uncertain tax positions; and

3.	a decrease in the foreign tax credit generated for 2016.

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Business Cloud Services revenues:
Fax and Voice	43.8%	50.7%	44.4%	52.0%
Other	23.5%	20.4%	23.6%	20.1%
Total Business Cloud Services revenues:	67.3%	71.1%	68.0%	72.1%
Digital Media revenues:
Media	32.7%	28.9%	32.0%	27.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
External net sales	$142,460	$125,188	$280,599	$243,249
Inter-segment net sales	—	—	—	—
Segment net sales	142,460	125,188	280,599	243,249
Cost of revenues	30,030	24,477	59,011	48,310
Gross profit	112,430	100,711	221,588	194,939
Operating expenses	59,957	48,381	118,838	95,591
Segment operating income	$52,473	$52,330	$102,750	$99,348

Segment net sales of $142.5 million for the three months ended June 30, 2016 increased $17.3 million, or 13.8%, and segment net sales of $280.6 million for the six months ended June 30, 2016 increased $37.4 million, or 15.4%, from the prior comparable periods primarily due to business acquisitions.
Segment gross profit of $112.4 million for the three months ended June 30, 2016 increased $11.7 million and segment gross profit of $221.6 million for the six months ended June 30, 2016 increased $26.6 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $60.0 million for the three months ended June 30, 2016 increased $11.6 million and segment operating expenses of $118.8 million for the six months ended June 30, 2016 increased $23.2 million from the prior comparable periods primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) additional business taxes; and (c) an increase in bad debt expense. As a result of these factors, segment operating income of $52.5 million for the three months ended June 30, 2016 increased $0.1 million, or 0.3%, and segment operating income of $102.8 million for the six months ended June 30, 2016 increased $3.4 million, or 3.4% from the prior comparable periods. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,858	$7,575	$42,574	$183,102	$13,145	$83,094
Cloud Services	48,509	12,184	10,650	95,228	22,501	21,624
Intellectual Property	1,093	1,492	(751)	2,269	3,106	(1,968)
Total	$142,460	$21,251	$52,473	$280,599	$38,752	$102,750

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$89,273	$5,709	$45,549	$175,477	$10,979	$88,563
Cloud Services	34,632	7,155	7,794	64,231	13,779	12,349
Intellectual Property	1,283	1,894	(1,013)	3,541	4,014	(1,564)
Total	$125,188	$14,758	$52,330	$243,249	$28,772	$99,348

(4) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $39.4 million and $6.3 million, respectively, for the three months ended June 30, 2015 and $79.0 million and $9.2 million, respectively, for the six months ended June 30, 2015.

Digital Media
 The following segment results are presented for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
External net sales	$69,340	$50,850	$131,703	$94,042
Inter-segment net sales	45	57	91	122
Segment net sales	69,385	50,907	131,794	94,164
Cost of revenues	5,560	5,017	10,867	9,371
Gross profit	63,825	45,890	120,927	84,793
Operating expenses	52,275	35,969	101,644	70,704
Segment operating income	$11,550	$9,921	$19,283	$14,089
Segment net sales of $69.4 million for the three months ended June 30, 2016 increased $18.5 million, or 36.3%, and segment net sales of $131.7 million for the six months ended June 30, 2016 increased $37.6 million, or 40.0%, from the prior comparable periods primarily due to organic growth supplemented by business acquisitions subsequent to the prior comparable periods which are not fully reflected in the prior comparable period results.
Segment gross profit of $63.8 million for the three months ended June 30, 2016 increased $17.9 million and segment gross profit of $120.9 million for the six months ended June 30, 2016 increased $36.1 million from the prior comparable periods primarily due to an increase in net sales between the period.
Segment operating expenses of $52.3 million for the three months ended June 30, 2016 increased $16.3 million and segment operating expenses of $101.6 million for the six months ended June 30, 2016 increased $30.9 million from the prior comparable periods primarily due to business acquisitions subsequent to the prior comparable period.
As a result of these factors, segment operating income of $11.6 million for the three months ended June 30, 2016 increased $1.6 million or 16.4% and segment operating income of $19.3 million for the six months ended June 30, 2016 increased $5.2 million or 36.9% from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2016, we had cash and investments of $407.2 million compared to $413.7 million at December 31, 2015. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, and repurchase of stock, partially offset by cash provided by operations and the exercise of stock options. At June 30, 2016, cash and investments consisted of cash and cash equivalents of $313.8 million, short-term investments of $50.9 million and long-term investments of $42.5 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at June 30, 2016. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2016, cash and investments held within foreign and domestic jurisdictions were $164.1 million and $243.1 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 10, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3250 per share of common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016. On May 5, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3350 per share of common stock payable on June 2, 2016 to all stockholders of record as of the close of business on May 18, 2016.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $132.1 million and $97.6 million for the six months ended June 30, 2016 and 2015, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2016 compared to 2015 was primarily attributable to increased depreciation and amortization, increased liability for uncertain tax positions and income tax payable; partially offset by a decrease in accounts payable and accrued expense balances. Certain taxes are prepaid during the year and are included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Our prepaid taxes were $9.4 million and $11.6 million at June 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term investments were $364.7 million and $335.2 million at June 30, 2016 and December 31, 2015, respectively.

Net cash used in investing activities was $(22.3) million and $(83.5) million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. For the six months ended June 30, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments. The decrease in our net cash used in investing activities in 2016 compared to 2015 was primarily attributable to additional sales of available-for-sale investments.

Net cash used in financing activities was $(49.2) million and $(29.7) million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. For the six months ended June 30, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisition and repurchase of stock; partially offset by excess tax benefit from share-based compensation. The change in net cash used in financing activities in 2016 compared to 2015 was primarily attributable to additional deferred payments for acquisitions and dividends paid.

Stock Repurchase Program

In February 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the six month period ended June 30, 2016, we repurchased zero shares under this program. Cumulatively at June 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2016:

	Payments Due in (in thousands)
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$250,000	$402,500	$652,500
Long-term debt - interest (b)	16,541	33,081	33,081	33,081	32,803	6,541	155,128
Operating leases (c)	5,063	9,349	8,854	7,434	4,603	13,040	48,343
Capital leases (d)	49	50	9	—	—	—	108
Telecom services and co-location facilities (e)	20,189	3,253	1,953	282	16	—	25,693
Holdback payment (f)	16,437	1,602	—	—	—	—	18,039
Other (g)	379	42	—	—	—	—	421
Total	$58,658	$47,377	$43,897	$40,797	$287,422	$422,081	$900,232

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of June 30, 2016, our liability for uncertain tax positions was $40.4 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented the contingent consideration in the table above due to the uncertainty of the amounts and the timing of cash settlements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2016, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

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

As of June 30, 2016, we had investments in debt securities with effective maturities greater than one year of approximately $42.5 million. Such investments had a weighted average yield of approximately 2.3%. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $313.8 million and $255.5 million, respectively. Based on our cash and cash equivalents and short and long-term investment holdings as of June 30, 2016, an immediate 100 basis point decline in interest rates would decrease our annual interest income to approximately $3.1 million.

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

Foreign exchange gains and (losses) were not material to our earnings, amounting to approximately $(0.1) million and $(0.1) million, for the three months ended June 30, 2016 and 2015, respectively, and $(0.9) million and $0.7 million, for the six months ended June 30, 2016 and 2015. Cumulative translation adjustments included in other comprehensive income amounted to approximately $(12.7) million and $7.1 million, net of tax, for the three months ended June 30, 2016 and 2015, respectively, and $(9.2) million and $(8.1) million, net of tax, for the six months ended June 30, 2016 and 2015, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the six month period ended June 30, 2016, we repurchased zero shares under this program. Cumulatively at June 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
April 1, 2016 - April 30, 2016	—	$—	—	2,873,920
May 1, 2016 - May 31, 2016	24,314	$64.57	—	2,873,920
June 1, 2016 - June 30, 2016	—	$—	—	2,873,920
Total	24,314		—	2,873,920

(1)
All shares purchased were surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 8, 2016	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2016	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.