Form 10-Q
period 2016-09-30
J2 GLOBAL, INC.
filed 2016-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the registrant had 48,056,679 shares of common stock outstanding.

j2 GLOBAL, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$285,563	$255,530
Short-term investments	39,908	79,655
Accounts receivable, net of allowances of $6,643 and $4,261, respectively	114,581	114,680
Prepaid expenses and other current assets	26,567	25,722
Deferred income taxes, current	—	7,218
Total current assets	466,619	482,805
Long-term investments	53,421	78,563
Property and equipment, net	61,437	57,442
Trade names, net	118,891	118,965
Patent and patent licenses, net	14,441	18,841
Customer relationships, net	175,434	197,319
Goodwill	853,791	807,661
Other purchased intangibles, net	16,888	17,516
Deferred income taxes, non-current	4,454	—
Other assets	3,769	4,607
TOTAL ASSETS	$1,769,145	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$101,830	$114,384
Income taxes payable	2,207	5,589
Deferred revenue, current	76,259	76,104
Capital lease, current	191	214
Deferred income taxes, current	—	363
Total current liabilities	180,487	196,654
Long-term debt	599,260	592,037
Capital lease, non-current	12	148
Liability for uncertain tax positions	44,418	35,917
Deferred income taxes, non-current	39,975	43,989
Deferred revenue, non-current	2,354	6,538
Other long-term liabilities	4,445	18,228
TOTAL LIABILITIES	870,951	893,511
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,245,704 and 47,950,677 shares, respectively	472	479
Additional paid-in capital	304,385	292,064
Retained earnings	634,386	626,789
Accumulated other comprehensive loss	(41,049)	(29,124)
TOTAL STOCKHOLDERS' EQUITY	898,194	890,208
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,769,145	$1,783,719

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$210,116	$178,701	$622,418	$515,992

Cost of revenues (1)	36,992	30,669	106,870	88,350
Gross profit	173,124	148,032	515,548	427,642
Operating expenses:
Sales and marketing (1)	46,425	38,808	143,155	116,819
Research, development and engineering (1)	8,965	8,289	27,165	25,704
General and administrative (1)	55,612	45,202	170,823	138,790
Total operating expenses	111,002	92,299	341,143	281,313
Income from operations	62,122	55,733	174,405	146,329
Interest expense, net	10,436	10,259	30,971	31,453
Other expense (income), net	(9,718)	1,086	(9,805)	390
Income before income taxes	61,404	44,388	153,239	114,486
Income tax expense	15,835	7,013	43,958	16,317
Net income	$45,569	$37,375	$109,281	$98,169

Net income per common share:
Basic	$0.95	$0.77	$2.25	$2.03
Diluted	$0.94	$0.77	$2.24	$2.02
Weighted average shares outstanding:
Basic	47,310,011	47,696,224	47,775,798	47,553,075
Diluted	47,494,744	47,953,871	47,997,674	47,777,622
Cash dividends paid per common share	$0.3450	$0.3075	$1.0050	$0.9000

(1) Includes share-based compensation expense as follows:
Cost of revenues	$116	$99	$314	$273
Sales and marketing	423	624	1,388	1,811
Research, development and engineering	235	227	663	635
General and administrative	2,925	1,820	7,582	6,224
Total	$3,699	$2,770	$9,947	$8,943

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income	$45,569	$37,375	$109,281	$98,169
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(328)	(4,652)	(9,566)	(12,777)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $1,378 and $1,440 for the three and nine months of 2016, respectively, ($625) and ($3,242) for the three and nine months of 2015.	(2,249)	(1,057)	(2,359)	(4,611)
Other comprehensive loss, net of tax	(2,577)	(5,709)	(11,925)	(17,388)
Comprehensive Income	$42,992	$31,666	$97,356	$80,781

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$109,281	$98,169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88,569	63,635
Accretion and amortization of discount and premium of investments	896	871
Amortization of financing costs and discounts	7,224	6,774
Share-based compensation	9,947	8,943
Excess tax benefits from share-based compensation	(2,071)	(4,541)
Provision for doubtful accounts	9,072	5,015
Deferred income taxes, net	(2,328)	219
Gain on sale of available-for-sale investment	(7,709)	(37)
Decrease (increase) in:
Accounts receivable	(7,631)	(4,296)
Prepaid expenses and other current assets	(663)	2,815
Other assets	937	(77)
Increase (decrease) in:
Accounts payable and accrued expenses	(4,601)	(5,783)
Income taxes payable	(927)	(13,565)
Deferred revenue	(4,134)	(3,727)
Liability for uncertain tax positions	8,502	(9,916)
Other long-term liabilities	(11,824)	4,074
Net cash provided by operating activities	192,540	148,573
Cash flows from investing activities:
Maturity of certificates of deposit	—	65
Purchase of certificates of deposit	—	(62)
Maturity of available-for-sale investments	145,005	87,976
Purchase of available-for-sale investments	(75,834)	(78,281)
Purchases of property and equipment	(17,447)	(11,927)
Acquisition of businesses, net of cash received	(91,401)	(259,838)
Purchases of intangible assets	(2,014)	(1,258)
Net cash used in investing activities	(41,691)	(263,325)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(56,083)	(3,159)
Issuance of common stock under employee stock purchase plan	191	196
Exercise of stock options	3,272	4,618
Dividends paid	(48,768)	(43,526)
Excess tax benefits from share-based compensation	2,071	4,541
Deferred payments for acquisitions	(18,939)	(5,411)
Other	(391)	(250)
Net cash used in financing activities	(118,647)	(42,991)
Effect of exchange rate changes on cash and cash equivalents	(2,169)	(3,552)
Net change in cash and cash equivalents	30,033	(161,295)
Cash and cash equivalents at beginning of period	255,530	433,663
Cash and cash equivalents at end of period	$285,563	$272,368

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries ("j2 Global" or the "Company"), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes j2 Cloud Connect, which primarily focuses on our number-based voice and fax services. The Digital Media Division specializes in the technology, gaming, entertainment and lifestyle markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

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

Reorganization

On August 10, 2016, the Board of Directors of j2 Cloud Services, Inc., a wholly owned subsidiary of the Company and a Delaware corporation, approved the conversion of j2 Cloud Services, Inc. into a Delaware limited liability company which will continue as j2 Cloud Services, LLC.

On August 12, 2016, the Board of Directors distributed all of the equity interests in Ziff Davis, LLC, a Delaware limited liability company, and all of the equity interests in Advanced Messaging Technologies, Inc., a Delaware corporation, held by j2 Cloud Services, LLC, a Delaware limited liability company, to j2 Global, the parent company of j2 Cloud Services, LLC.

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

j2 Global reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent earn-out liabilities are reported in operating income, except for the time component of the present value calculation which is reported in interest expense.

Segment Reporting

Accounting guidance establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as two segments: (1) Business Cloud Services and (2) Digital Media.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2016 presentation.

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is continuing to evaluate the effect and methodology of adopting this new accounting guidance upon the Company's results of operations, cash flows and financial position.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our financial statements.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first nine months of fiscal 2016, paying the purchase price in cash in each transaction: (a) an asset purchase of VaultLogix, acquired on February 17, 2016, a Massachusetts-based provider of cloud data backup and storage for business clients; (b) a share purchase of the entire issued capital of CallStream Group Limited, acquired on March 3, 2016, a provider of cloud-based call management solutions to markets in the United Kingdom; (c) an asset purchase of Publicaster, acquired on April 1, 2016, a Maryland-based provider of email marketing services; (d) an asset purchase of SMTP, acquired on June 27, 2016, a Florida-based provider of cloud email services offering solutions ranging from sophisticated transactional email solutions to cost-effective Simple Mail Transfer Protocol ("SMTP") relay services; (e) a share purchase of the entire issued capital of Integrated Global Concepts, Inc. ("IGC"), acquired on July 12, 2016, a Chicago-based provider of fax and voicemail services; (f) a share purchase of the entire issued capital of Front-safe A/S, acquired on July 15, 2016, a Denmark-based provider of cloud backup solutions; and (g) other immaterial acquisitions of online data backup, email marketing and digital media businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet, as of September 30, 2016, reflect the results of operations of all 2016 acquisitions. For the nine months ended September 30, 2016, these acquisitions contributed $20.1 million to the Company's revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global's integration activities and is impracticable to provide. Total consideration for these transactions was $95.6 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities (1)	Valuation
Accounts receivable	$2,644
Property and equipment	2,033
Other assets	575
Software	2,546
Trade names	5,344
Customer relationships	32,223
Other intangibles	1,290
Goodwill	56,479
Other accrued liabilities	(3,384)
Deferred revenue	(1,189)
Deferred tax liability	(3,003)
Total	$95,558

(1) In connection with the purchase of IGC, the majority of the value was associated with the 935,231 shares of j2 Global common stock. The value associated with these shares was recorded as a separate transaction from the fax business and has been excluded from the schedule above.

IGC

The Company acquired the entire issued capital of IGC on July 12, 2016 for a cash purchase price of approximately $6.3 million (excluding amounts allocated to the Company's purchase of its common stock described below), net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

At the date of acquisition, IGC held 935,231 of the Company's common stock which the Company determined should be treated as a separate transaction from the acquired fax and voicemail businesses. In order to determine the amount of purchase consideration allocable to the fax and voicemail business and the Company’s common stock, the Company used a relative fair value approach and concluded that the amounts of consideration allocable to the fax and voicemail business and the Company's common stock were $6.3 million and $51.5 million, respectively. See Note 10 - Stockholders' Equity for further discussion regarding the Company's common stock acquired in connection with the IGC business combination.

During the nine months ended September 30, 2016, the purchase price accounting has been finalized for the following acquisitions: (i) LiveVault, (ii) Salesify, (iii) CallStream Group Limited, (iv) Publicaster and (v) other immaterial fax, online data backup and digital media businesses. The initial accounting for all other 2016 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2016, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net increase in goodwill in the amount of $0.8 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(4.9) million with a corresponding increase in trade names, net and other purchased intangibles, net (See Note 6 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to the amortization expense within the Condensed Consolidated Statement of Income for the nine months ended September 30, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2016 is $56.5 million, of which $35.4 million is expected to be deductible for income tax purposes.

4.	Investments

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

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2016	December 31, 2015
Due within 1 year	$39,845	$56,940
Due within more than 1 year but less than 5 years	53,100	78,248
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	321	315
Total	$93,266	$135,503

The following table summarizes the Company’s investments (in thousands):

	September 30, 2016	December 31, 2015
Available-for-sale	$93,266	$158,158
Certificates of deposit	63	60
Total	$93,329	$158,218

The following table summarizes the gross unrealized gains and losses and fair values for the Company's investments classified as available-for-sale investments as of September 30, 2016 and December 31, 2015 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Corporate debt securities	$66,120	$186	$(31)	$66,275
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	19,070	4	(14)	19,060
Debt securities issued by states of the United States and political subdivisions of the states	5,532	1	(2)	5,531
Variable Rate Demand Notes (1)	2,400	—	—	2,400
Total	$93,122	$191	$(47)	$93,266

December 31, 2015
Corporate debt securities	$88,852	$110	$(213)	$88,749
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40,715	—	(63)	40,652
Debt securities issued by states of the United States and political subdivisions of the states	6,111	2	(10)	6,103
Equity securities	18,536	4,118	—	22,654
Total	$154,214	$4,230	$(286)	$158,158

(1) Variable Rate Demand Notes ("VRDNs") are long-term floating rate bonds with embedded put options that allow the bondholder to sell the security at par plus accrued interest. All of the put options are secured by a pledged liquidity source. Our VRDN portfolio is comprised of investments in states and municipalities, which are backed by financial institutions or other highly rated companies that serve as the pledged liquidity source. While they are classified as investments, the put option allows VRDNs to be liquidated generally on a seven business day settlement basis.

At September 30, 2016, corporate and governmental debt securities, which have fixed interest rates, and VRDNs, which have floating rates, were recorded as available-for-sale investments. At December 31, 2015, corporate and governmental debt securities, which have fixed interest rates, and equity securities, were recorded as available-for sale-investments. There have been no significant changes in the maturity dates and average interest rates for the Company's investment portfolio and debt obligations subsequent to September 30, 2016.

At September 30, 2016, the Company's available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders' equity.

The Company sold its strategic investment in Carbonite during fiscal year 2016 resulting in recognized gains before tax of $7.6 million ($2.9 million of income tax), which is reflected in the Condensed Consolidated Statements of Income.

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

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it more-likely-than-not that will be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$25,007	$(31)	$—	$—	$25,007	$(31)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	14,161	(14)	—	—	14,161	(14)
Debt securities issued by states of the United States and political subdivisions of the states	3,193	(2)	—	—	3,193	(2)
Total	$42,361	$(47)	$—	$—	$42,361	$(47)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,807	$(212)	$1,000	$(1)	$75,807	$(213)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38,004	(62)	649	(1)	38,653	(63)
Debt securities issued by states of the United States and political subdivisions of the states	4,189	(10)	—	—	4,189	(10)
Total	$117,000	$(284)	$1,649	$(2)	$118,649	$(286)

As of September 30, 2016 and December 31, 2015, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The Company's money market funds and its marketable equity securities are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The Company's debt investments, time deposits, VRDNs and commercial paper, all of which have counterparties with high credit ratings, are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of the Convertible Notes (See Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (See Note 7 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at September 30, 2016 and December 31, 2015 was $747.1 million and $790.5 million, respectively.

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

The following tables present the fair values of the Company's financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$80,405	$—	$—	$80,405
Time deposits	—	73	—	73
Certificates of deposit	—	63	—	63
Variable Rate Demand Notes	—	2,400	—	2,400
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	19,060	—	19,060
Debt securities issued by states of the U.S. and political subdivisions of the states	—	5,531	—	5,531
Corporate debt securities	—	66,275	—	66,275
Total assets measured at fair value	$80,405	$93,402	$—	$173,807

Liabilities:
Contingent consideration	$—	$—	$13,661	$13,661
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$13,661	$15,111

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,867	$—	$—	$46,867
Time deposits	—	3,004	—	3,004
Certificates of deposit	—	60	—	60
Equity securities	22,654	—	—	22,654
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	40,652	—	40,652
Debt securities issued by states of the U.S. and political subdivisions of the states	—	6,103	—	6,103
Corporate debt securities	—	88,749	—	88,749
Total assets measured at fair value	$69,521	$138,568	$—	$208,089

Liabilities:
Contingent consideration	$—	$—	$30,600	$30,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$30,600	$32,050

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2016, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company's Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2016	$30,600
Total fair value adjustments reported in earnings	1,061	General and administrative
Contingent consideration payments	(18,000)	Not applicable
Balance as of September 30, 2016	$13,661

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $12.3 million and $25.0 million at September 30, 2016 and December 31, 2015, respectively. Due to the Company's achievement of certain earnings targets for the year ended December 31, 2015, $20.0 million ($17.0 million of contingent consideration and $3.0 million of compensation) was paid during the first quarter 2016 in connection with this acquisition.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $1.3 million and $5.6 million at September 30, 2016 and December 31, 2015, respectively. Due to the Company's achievement of certain earnings targets for the year ended December 31, 2015, $1.0 million of contingent consideration was paid during the second quarter 2016 in connection with this acquisition.

The contingent consideration associated with Ookla is classified within current liabilities, while the contingent consideration associated with Salesify is classified within other long-term liabilities on the consolidated balance sheet at September 30, 2016.

During the nine months ended September 30, 2016, the Company recorded an increase in the fair value of the contingent consideration of $1.1 million and reported such increase in general and administrative expenses.

The following table presents a reconciliation of the Company's derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2016	$1,450
Total fair value adjustments reported in earnings	—
Balance as of September 30, 2016	$1,450

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2016	$502,718	$304,943	$807,661
Goodwill acquired (Note 3)	56,479	—	56,479
Purchase accounting adjustments (1)	816	(4,931)	(4,115)
Foreign exchange translation	(6,073)	(161)	(6,234)
Balance as of September 30, 2016	$553,940	$299,851	$853,791

(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (See Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2016 and December 31, 2015 as follows (in thousands):

	September 30, 2016	December 31, 2015
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of September 30, 2016, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.8 years	$127,254	$35,742	$91,512
Patent and patent licenses	8.2 years	64,518	50,077	14,441
Customer relationships (1)	10.5 years	343,447	168,013	175,434
Other purchased intangibles	4.6 years	35,871	24,415	11,456
Total		$571,090	$278,247	$292,843

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

Amortization expense, included in general and administrative expense, approximated $23.7 million and $15.9 million for the three month periods ended September 30, 2016 and 2015, respectively, and $69.6 million and $50.5 million for the nine month periods ended September 30, 2016 and 2015, respectively. Amortization expense is estimated to approximate $93.0 million, $71.0 million, $50.7 million, $32.1 million and $22.7 million for fiscal years 2016 through 2020, respectively, and $92.9 million thereafter through the duration of the amortization period.

7.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company's subsidiary issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the "Senior Notes") due August 1, 2020. j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.) received proceeds of $245 million in cash, net of initial purchaser's discounts and commissions of $5 million. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services, LLC has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, LLC under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, LLC and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, LLC and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of September 30, 2016, j2 Cloud Services, LLC was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of September 30, 2016 and December 31, 2015, the estimated fair value of the Senior Notes was approximately $278.2 million and $262.2 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes which are Level 2 inputs (See Note 5 - Fair Value Measurements).

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

As of September 30, 2016, the conversion rate is 14.4910 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $69.01 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

The Convertible Notes are the Company's general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company's future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated, including in respect of j2 Global's guarantee of the obligations of our subsidiary, j2 Cloud Services, LLC, with respect to its outstanding Senior Notes; (iii) effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 4.7 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Convertible Notes was approximately $468.9 million and $528.3 million, respectively.

Long-term debt as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
8% Senior Notes	$247,203	$246,750
3.25% Convertible Notes	360,174	354,436
Less: Deferred issuance costs (1)	(8,117)	(9,149)
Total long-term debt	599,260	592,037
Less: current portion	—	—
Total long-term debt, less current portion	$599,260	$592,037

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
On January 18, 2013, Paldo Sign and Display Co. ("Paldo") filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing putative class action pending in the U.S. District Court for the Northern District of Illinois ("Northern District of Illinois") (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act ("TCPA"), the Illinois Consumer Fraud and Deceptive Business Practices Act ("ICFA"), and common law conversion, arising from an indirect customer's alleged use of a j2 Global affiliate's systems to send unsolicited facsimile transmissions. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. On August 23, 2013, a second plaintiff, Sabon, Inc. ("Sabon"), was added. On March 7, 2016, the j2 Global affiliates moved for summary judgment on all remaining claims. The summary judgment motions are pending. The Northern District of Illinois has not yet addressed class certification.
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
On June 23, 2014, Andre Free-Vychine ("Free-Vychine") filed a putative class action against two j2 Global affiliates in the Superior Court for the State of California, County of Los Angeles ("Los Angeles Superior Court") (No. BC549422). The complaint alleged two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine sought, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. ("LEO") and IV Pit Stop, Inc. ("IV Pit Stop") filed a separate putative class action against the same j2 Global affiliates in Los Angeles Superior Court (No. BC555721). The complaint alleged three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliates' customers, including those with eVoice® and Onebox® accounts. LEO and IV Pit Stop sought, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court related and consolidated both cases for discovery purposes. On March 13, 2015, a third amended complaint was filed in the case brought by LEO, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel ("Dancel") as a plaintiff. On June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties in the case brought by LEO and Dancel reached a tentative class-based settlement. On September 12, 2016, the Los Angeles Superior Court certified the class for settlement purposes only and preliminary approved the settlement. The court will consider final approval of the settlement in early 2017.
j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing reserves, are likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on j2 Global's consolidated financial position, results of operations, or cash flows in a particular period. The Company has not accrued for loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management.
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
The Company is currently under audit for indirect taxes in several states and municipalities. On February 27, 2013, the Office of Finance for the City of Los Angeles (the "Los Angeles Office of Finance") issued assessments to a j2 Global affiliate for business and communications taxes for the period of January 1, 2009 through December 31, 2012. On September 11, 2014, the Los Angeles Office of Finance issued revised assessments to a j2 Global affiliate increasing such affiliate's liability to the City of Los Angeles. On April 30, 2015, the Los Angeles Office of Finance Board of Review denied the j2 Global affiliate's request to abate the assessments. The j2 Global affiliate paid the assessments and requested the abatement of penalties associated with the assessments. In addition, on November 2, 2016, the j2 Global affiliate reached an agreement with the City of Los Angeles to obtain a refund of a portion of the assessments paid. For other jurisdictions, the Company currently has no reserves established for these matters, as the Company has determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

9.	Income Taxes

The Company's tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global's annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company's subsidiaries outside of the U.S. in jurisdictions where the Company's effective tax rate is lower than in the U.S. The Company's effective tax rate was 25.8% and 15.8% for the three months ended September 30, 2016 and 2015, respectively and 28.7% and 14.3% for the nine months ended September 30, 2016 and 2015, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $57.2 million and $33.7 million for the nine months ended September 30, 2016 and 2015, respectively, and income from foreign operations of $96.0 million and $80.8 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company had $44.4 million and $35.9 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company's consolidated statement of income.

Cash paid for income taxes net of refunds received was $40.4 million and $40.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Certain taxes are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company's prepaid taxes were $11.6 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively.

Income Tax Audits:

In November 2015, the U.S. Internal Revenue Service ("IRS") began its income tax audit of the Company's 2012 and 2013 tax years. In March 2016, the IRS expanded its income tax audit to include the Company's 2014 tax year.

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

10.	Stockholders' Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the nine month period ended September 30, 2016, we repurchased zero shares under this program. Cumulatively at September 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (See Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company's Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

Periodically, participants in j2 Global's stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2016, the Company purchased 14,049 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2016 and 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016

Future dividends are subject to Board approval.

11.	Stock Options and Employee Stock Purchase Plan

j2 Global's share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), 2007 Stock Plan (the "2007 Plan"), 2015 Stock Option Plan (the "2015 Plan") and 2001 Employee Stock Purchase Plan (the "Purchase Plan"). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of j2 Global common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of September 30, 2016, 28,998 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global's common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global's common stock on the date of grant for non-statutory stock options. As of September 30, 2016, 333,655 shares underlying options and 28,590 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global's common stock subject to the option on the date the option is granted. As of September 30, 2016, 62,000 shares underlying options and 26,950 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by "outside directors" within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	566,428	$29.74
Granted	—	—
Exercised	(132,073)	25.91
Canceled	(9,700)	26.92
Outstanding at September 30, 2016	424,655	$31.00	4.1	$15,169,195
Exercisable at September 30, 2016	362,555	$26.12	3.4	$14,688,225
Vested and expected to vest at September 30, 2016	412,053	$29.96	3.9	$15,137,035

The total intrinsic values of options exercised during the nine months ended September 30, 2016 and 2015 were $5.1 million and $9.6 million, respectively.

The Company recognized $0.1 million and $0.1 million of compensation expense related to stock options for the three months ended September 30, 2016 and 2015, and $0.3 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.7 million and $1.1 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 3.0 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company's common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.58% and 14.01% as of September 30, 2016 and 2015, respectively.

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

Restricted Stock - Awards with Market Conditions

In May 2016, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company's common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20 day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2016 and 2015, the Company awarded 106,780 and zero market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2016 were $44.67.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

September 30, 2016
Underlying stock price at valuation date	$63.73
Expected volatility	29.8%
Risk-free interest rate	1.51%

Restricted stock award activity for the nine months ended September 30, 2016 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	704,804	$39.08
Granted	291,914	40.82
Vested	(159,035)	44.53
Canceled	(34,700)	66.31
Nonvested at September 30, 2016	802,983	$37.46

Restricted stock unit award activity for the nine months ended September 30, 2016 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,245
Granted	21,250
Vested	(10,755)
Canceled	(11,200)
Outstanding at September 30, 2016	55,540	1.9	$3,699,519
Vested and expected to vest at September 30, 2016	43,475	1.7	$2,895,863

The Company recognized $3.6 million and $2.6 million of compensation expense related to restricted stock and restricted stock units for the three months ended September 30, 2016 and 2015, respectively, and $9.6 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had unrecognized share-based compensation cost of approximately $41.7 million and $34.5 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.3 years for awards and 3.3 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company's common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. For the nine months ended September 30, 2016 and 2015, 2,996 and 3,155 shares were purchased under the plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $191,000 and $196,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, 1,627,448 shares were available under the Purchase Plan for future issuance.

12.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$45,569	$37,375	$109,281	$98,169
Net income available to participating securities (a)	(718)	(611)	(1,610)	(1,620)
Net income available to j2 Global, Inc. common shareholders	$44,851	$36,764	$107,671	$96,549
Denominator:
Weighted-average outstanding shares of common stock	47,310,011	47,696,224	47,775,798	47,553,075
Dilutive effect of:
Equity incentive plans	184,733	257,647	208,974	224,547
Convertible debt (b)	—	—	12,902	—
Common stock and common stock equivalents	47,494,744	47,953,871	47,997,674	47,777,622
Net income per share:
Basic	$0.95	$0.77	$2.25	$2.03
Diluted	$0.94	$0.77	$2.24	$2.02

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (See Note 7 - Long Term Debt).

For the three months ended September 30, 2016 and 2015, there were 62,000 and zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the nine months ended September 30, 2016 and 2015, there were 62,000 and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

13.Segment Information

The Company's business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global's reportable business segments are: (i) Business Cloud Services and (ii) Digital Media.

Information on reportable segments and reconciliation to consolidated income from operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues by segment:
Business Cloud Services	$143,342	$126,436	$423,941	$369,685
Digital Media	66,819	52,312	198,613	146,476
Elimination of inter-segment revenues	(45)	(47)	(136)	(169)
Total revenues	210,116	178,701	622,418	515,992

Direct costs by segment(1):
Business Cloud Services	90,485	69,617	268,333	213,518
Digital Media	52,887	44,970	165,398	125,045
Direct costs by segment(1):	143,372	114,587	433,731	338,563

Business Cloud Services operating income(2)	52,857	56,819	155,608	156,167
Digital Media operating income	13,932	7,342	33,215	21,431
Segment operating income	66,789	64,161	188,823	177,598

Global operating costs(2)(3)	4,667	8,428	14,418	31,269
Income from operations	$62,122	$55,733	$174,405	$146,329

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

(2) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for the Business Cloud Services segment would have been $53.1 million and $139.8 million for the three and nine months ended September 30, 2015, respectively. Global operating costs would have been $4.7 million and $14.9 million for the three and nine month ended September 30, 2015, respectively.

(3) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	September 30, 2016	December 31, 2015
Assets:
Business Cloud Services	$1,034,687	$1,017,676
Digital Media	582,352	427,647
Total assets from reportable segments	1,617,039	1,445,323
Corporate	152,106	338,396
Total assets	$1,769,145	$1,783,719

	Nine Months Ended September 30,
	2016	2015
Capital expenditures:
Business Cloud Services	$6,251	$6,078
Digital Media	11,196	5,528
Total from reportable segments	17,447	11,606
Corporate	—	321
Total capital expenditures	$17,447	$11,927

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization:
Business Cloud Services	$20,218	$12,961	$58,971	$41,733
Digital Media	10,118	7,280	29,598	21,303
Total from reportable segments	30,336	20,241	88,569	63,036
Corporate	—	214	—	599
Total depreciation and amortization	$30,336	$20,455	$88,569	$63,635

The Company's Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

j2 Global groups its Business Cloud services into three main categories based on the similarities of these services: Cloud Connect, Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services. Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,599	$5,950	$43,503	$275,700	$19,096	$126,598
Cloud Services	49,624	12,826	10,350	144,853	35,327	31,974
Intellectual Property	1,119	1,442	(996)	3,388	4,548	(2,964)
Total	$143,342	$20,218	$52,857	$423,941	$58,971	$155,608

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$89,511	$5,309	$48,346	$264,987	$16,287	$136,909
Cloud Services	35,819	6,030	9,459	100,050	19,810	21,808
Intellectual Property	1,106	1,622	(986)	4,648	5,636	(2,550)
Total	$126,436	$12,961	$56,819	$369,685	$41,733	$156,167

(4) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $46.2 million and $7.9 million, respectively, for the three months ended September 30, 2015 and $125.3 million and $17.1 million, respectively, for the nine months ended September 30, 2015.

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$142,691	$119,177	$424,804	$349,226
Canada	19,939	18,836	57,205	55,922
Ireland	18,068	11,363	54,517	32,118
All other countries	29,418	29,325	85,892	78,726
	$210,116	$178,701	$622,418	$515,992

	September 30, 2016	December 31, 2015
Long-lived assets:
United States	$257,217	$271,796
All other countries	97,070	105,477
Total	$354,287	$377,273

14.	Unrestricted Subsidiaries (unaudited)

Until the reorganization described in Note 1 of these Notes to the Condensed Consolidated Financial Statements, the Company's Board of Directors had designated the following entities as "Unrestricted Subsidiaries" under the indenture governing j2 Cloud Services' Senior Notes:

Ziff Davis, LLC and subsidiaries
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company's condensed consolidated financial statements.

As required by the indenture governing j2 Cloud Services' Senior Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented for any period in which j2 Cloud Services had Unrestricted Subsidiaries. Accordingly, the Company is presenting the following tables.

The financial position of the Unrestricted Subsidiaries as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$46,053	$16,482
Accounts receivable	67,857	79,283
Prepaid expenses and other current assets	5,648	5,437
Deferred income taxes, current	—	3,382
Total current assets	119,558	104,584
Property and equipment, net	28,999	25,353
Trade names, net	71,322	73,034
Patent and patent licenses, net	13,779	18,071
Customer relationships, net	54,765	68,317
Goodwill	299,851	304,943
Other purchased intangibles, net	7,224	7,810
Deferred income taxes, non-current	885	2,373
Other assets	3,039	—
Total assets	$599,422	$604,485
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$78,942	$88,580
Deferred revenue, current	8,128	6,554
Total current liabilities	87,070	95,134
Long-term debt	162,662	155,000
Deferred income taxes, non-current	6,928	11,270
Other long-term liabilities	1,867	13,546
Total liabilities	258,527	274,950
Additional paid-in capital	320,692	319,728
Retained earnings	21,968	11,552
Accumulated other comprehensive loss	(1,765)	(1,745)
Total stockholders' equity	340,895	329,535
Total liabilities and stockholders' equity	$599,422	$604,485

The results of operations of the Unrestricted Subsidiaries for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$66,819	$52,334	$198,661	$147,858

Cost of revenues	5,618	5,922	16,489	15,293
Gross profit	61,201	46,412	182,172	132,565
Operating expenses:
Sales and marketing	27,394	19,053	81,099	55,896
Research, development and engineering	2,791	1,916	8,443	5,984
General and administrative	19,200	20,172	65,724	55,070
Total operating expenses	49,385	41,141	155,266	116,950
Income from operations	11,816	5,271	26,906	15,615
Interest expense, net	4,364	2,698	12,977	8,016
Other expense (income), net	(2,468)	430	(1,982)	529
Income (loss) before income taxes	9,920	2,143	15,911	7,070
Income tax expense	3,223	2,224	5,495	5,421
Net income (loss)	$6,697	$(81)	$10,416	$1,649

15.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$2,339	$(40,811)	$(38,472)
Other comprehensive income (loss) before reclassifications	902	(328)	574
Amounts reclassified from accumulated other comprehensive income	(3,151)	—	(3,151)
Net current period other comprehensive loss	(2,249)	(328)	(2,577)
Ending balance	$90	$(41,139)	$(41,049)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	749	(9,566)	(8,817)
Amounts reclassified from accumulated other comprehensive income	(3,108)	—	(3,108)
Net current period other comprehensive loss	(2,359)	(9,566)	(11,925)
Ending balance	$90	$(41,139)	$(41,049)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unrealized gain on available-for-sale investments	$(5,082)	$(5,013)	Other expense (income), net
	(5,082)	(5,013)	Income before income taxes
	1,931	1,905	Income tax expense
	(3,151)	(3,108)	Net income
Total reclassifications for the period	$(3,151)	$(3,108)	Net income

16.	Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, LLC. j2 Cloud Services, LLC is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company's assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, LLC, those contractual provisions did not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, LLC's ability to pay dividends to j2 Global, Inc.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc. (the "Parent") on a parent-only basis, (ii) j2 Cloud Services, LLC, (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company's share of subsidiaries' cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

September 30, 2016
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$46,203	$8,433	$230,927	$—	$285,563
Short-term investments	39,845	—	63	—	39,908
Accounts receivable, net	—	13,872	100,714	(5)	114,581
Prepaid expenses and other current assets	32,347	1,846	17,015	(24,641)	26,567
Intercompany receivable	130,000	201,099	—	(331,099)	—
Total current assets	248,395	225,250	348,719	(355,745)	466,619
Long-term investments	53,421	—	—	—	53,421
Property and equipment, net	—	6,763	54,674	—	61,437
Trade names, net	—	10,130	108,761	—	118,891
Patent and patent licenses, net	—	637	13,804	—	14,441
Customer relationships, net	—	2,543	172,891	—	175,434
Goodwill	—	61,419	792,372	—	853,791
Other purchased intangibles, net	—	4,438	12,450	—	16,888
Investment in subsidiaries	1,062,379	723,601	(1,072)	(1,784,908)	—
Deferred income taxes, non-current	—	22,475	2,284	(20,305)	4,454
Other assets	—	457	3,312	—	3,769
Total assets	$1,364,195	$1,057,713	$1,508,195	$(2,160,958)	$1,769,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$6,461	$24,111	$90,973	$(19,715)	$101,830
Income taxes payable	—	7,138	—	(4,931)	2,207
Deferred revenue, current	—	19,977	56,282	—	76,259
Capital lease, current	—	—	191	—	191
Intercompany payable	77,121	—	253,978	(331,099)	—
Total current liabilities	83,582	51,226	401,424	(355,745)	180,487
Long-term debt	352,858	246,402	—	—	599,260

Capital lease, non-current	—	—	12	—	12
Liability for uncertain tax positions	—	44,418	—	—	44,418
Deferred income taxes, non-current	29,111	—	31,169	(20,305)	39,975
Deferred revenue, non-current	—	2,354	—	—	2,354
Other long-term liabilities	1,522	581	2,342	—	4,445
Total liabilities	467,073	344,981	434,947	(376,050)	870,951
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	472	—	—	—	472
Additional paid-in capital	460,276	89,066	425,550	(670,507)	304,385
Retained earnings	436,285	623,518	688,984	(1,114,401)	634,386
Accumulated other comprehensive income (loss)	89	148	(41,286)	—	(41,049)
Total stockholders' equity	897,122	712,732	1,073,248	(1,784,908)	898,194
Total liabilities and stockholders' equity	$1,364,195	$1,057,713	$1,508,195	$(2,160,958)	$1,769,145

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, in thousands except share and per share data)

December 31, 2015
BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$55,516	$9,975	$190,039	$—	$255,530
Short-term investments	79,595	—	60	—	79,655
Accounts receivable, net	—	10,679	104,131	(130)	114,680
Prepaid expenses and other current assets	6,887	8,500	14,319	(3,984)	25,722
Deferred income taxes, current	—	3,316	4,413	(511)	7,218
Intercompany receivable	117,000	174,127	—	(291,127)	—
Total current assets	258,998	206,597	312,962	(295,752)	482,805
Long-term investments	78,563	—	—	—	78,563
Property and equipment, net	—	6,557	50,885	—	57,442
Trade names, net	—	10,118	108,847	—	118,965
Patent and patent licenses, net	—	743	18,098	—	18,841
Customer relationships, net	—	1,193	196,126	—	197,319
Goodwill	—	56,296	751,365	—	807,661
Other purchased intangibles, net	—	4,218	13,298	—	17,516
Investment in subsidiaries	1,051,927	1,095,155	—	(2,147,082)	—
Deferred income taxes, non-current	—	14,978	(14,978)	—	—
Other assets	8,219	1,167	4,370	(9,149)	4,607
Total assets	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$4,573	$27,976	$81,965	$(130)	$114,384
Income taxes payable	—	9,573	—	(3,984)	5,589
Deferred revenue, current	—	19,530	56,574	—	76,104
Capital lease, current	—	—	214	—	214
Deferred income taxes, current	511	—	363	(511)	363
Intercompany payable	121,263	—	169,864	(291,127)	—
Total current liabilities	126,347	57,079	308,980	(295,752)	196,654
Long-term debt	354,437	246,749	—	(9,149)	592,037

Capital lease, non-current	—	—	148	—	148
Liability for uncertain tax positions	—	35,917	—	—	35,917
Deferred income taxes, non-current	24,936	—	19,053	—	43,989
Deferred revenue, non-current	—	4,667	1,871	—	6,538
Other long-term liabilities	1,779	683	15,766	—	18,228
Total liabilities	507,499	345,095	345,818	(304,901)	893,511
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	479	—	—	—	479
Additional paid-in capital	292,064	238,631	524,031	(762,662)	292,064
Retained earnings	595,216	813,058	602,935	(1,384,420)	626,789
Accumulated other comprehensive income (loss)	2,449	238	(31,811)	—	(29,124)
Total stockholders' equity	890,208	1,051,927	1,095,155	(2,147,082)	890,208
Total liabilities and stockholders' equity	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended September 30, 2016
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$57,751	$165,317	$(12,952)	$210,116

Cost of revenues	—	19,421	30,479	(12,908)	36,992
Gross profit	—	38,330	134,838	(44)	173,124
Operating expenses:
Sales and marketing	—	10,166	36,303	(44)	46,425
Research, development and engineering	—	3,097	5,868	—	8,965
General and administrative	4,667	5,793	45,152	—	55,612
Total operating expenses	4,667	19,056	87,323	(44)	111,002
Income (loss) from operations	(4,667)	19,274	47,515	—	62,122
Equity earnings in subsidiaries	45,662	28,224	—	(73,886)	—
Interest expense, net	1,799	5,199	3,438	—	10,436
Other income, net	(7,500)	(56)	(2,162)	—	(9,718)
Income before income taxes	46,696	42,355	46,239	(73,886)	61,404
Income tax expense	1,127	7,110	7,598	—	15,835
Net income	$45,569	$35,245	$38,641	$(73,886)	$45,569

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$56,753	$148,648	$(26,700)	$178,701

Cost of revenues	(1)	29,375	27,948	(26,653)	30,669
Gross profit	1	27,378	120,700	(47)	148,032
Operating expenses:
Sales and marketing	—	9,684	29,171	(47)	38,808
Research, development and engineering	(2)	3,646	4,645	—	8,289
General and administrative	3,714	5,067	36,421	—	45,202
Total operating expenses	3,712	18,397	70,237	(47)	92,299
Income (loss) from operations	(3,711)	8,981	50,463	—	55,733
Equity earnings in subsidiaries	41,260	41,357	—	(82,617)	—
Interest expense, net	3,293	5,179	1,787	—	10,259
Other expense (income), net	(2)	37	1,051	—	1,086
Income before income taxes	34,258	45,122	47,625	(82,617)	44,388
Income tax expense (benefit)	(3,117)	3,862	6,268	—	7,013
Net income	$37,375	$41,260	$41,357	$(82,617)	$37,375

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2016
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$180,390	$486,962	$(44,934)	$622,418

Cost of revenues	—	53,902	97,767	(44,799)	106,870
Gross profit	—	126,488	389,195	(135)	515,548
Operating expenses:
Sales and marketing	—	31,055	112,235	(135)	143,155
Research, development and engineering	—	9,316	17,849	—	27,165
General and administrative	14,417	15,694	140,712	—	170,823
Total operating expenses	14,417	56,065	270,796	(135)	341,143
Income (loss) from operations	(14,417)	70,423	118,399	—	174,405
Equity earnings in subsidiaries	118,004	76,706	—	(194,710)	—
Interest expense, net	5,262	15,624	10,085	—	30,971
Other income, net	(7,709)	(1,070)	(1,026)	—	(9,805)
Income before income taxes	106,034	132,575	109,340	(194,710)	153,239
Income tax expense (benefit)	(3,247)	24,987	22,218	—	43,958
Net income	$109,281	$107,588	$87,122	$(194,710)	$109,281

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$167,919	$394,300	$(46,227)	$515,992

Cost of revenues	—	60,317	74,091	(46,058)	88,350
Gross profit	—	107,602	320,209	(169)	427,642
Operating expenses:
Sales and marketing	—	29,976	87,012	(169)	116,819
Research, development and engineering	—	11,264	14,440	—	25,704
General and administrative	11,434	20,928	106,428	—	138,790
Total operating expenses	11,434	62,168	207,880	(169)	281,313
Income (loss) from operations	(11,434)	45,434	112,329	—	146,329
Equity earnings in subsidiaries	113,042	91,640	—	(204,682)	—
Interest expense, net	8,651	16,079	6,723	—	31,453
Other expense (income), net	(20)	347	63	—	390
Income before income taxes	92,977	120,648	105,543	(204,682)	114,486
Income tax expense (benefit)	(5,192)	7,606	13,903	—	16,317
Net income	$98,169	$113,042	$91,640	$(204,682)	$98,169

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended September 30, 2016
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$45,569	$35,245	$38,641	$(73,886)	$45,569
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(328)	—	(328)
Change in fair value on available-for-sale investments, net of tax expense (benefit)	(2,249)	—	—	—	(2,249)
Other comprehensive income (loss), net of tax	(2,249)	—	(328)	—	(2,577)
Comprehensive income	$43,320	$35,245	$38,313	$(73,886)	$42,992

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Three Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$37,375	$41,260	$41,357	$(82,617)	$37,375
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	(4,652)	—	(4,652)
Change in fair value on available-for-sale investments, net of tax expense (benefit)	(1,057)	—	—	—	(1,057)
Other comprehensive income (loss), net of tax	(1,057)	—	(4,652)	—	(5,709)
Comprehensive income	$36,318	$41,260	$36,705	$(82,617)	$31,666

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2016
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$109,281	$107,588	$87,122	$(194,710)	$109,281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	(9,566)	—	(9,566)
Change in fair value on available-for-sale investments, net of tax expense (benefit)	(2,359)	—	—	—	(2,359)
Other comprehensive income (loss), net of tax	(2,359)	—	(9,566)	—	(11,925)
Comprehensive income	$106,922	$107,588	$77,556	$(194,710)	$97,356

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$98,169	$113,042	$91,640	$(204,682)	$98,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	—	—	(12,777)	—	(12,777)
Change in fair value on available-for-sale investments, net of tax expense (benefit)	(4,611)	—	—	—	(4,611)
Other comprehensive income (loss), net of tax	(4,611)	—	(12,777)	—	(17,388)
Comprehensive income	$93,558	$113,042	$78,863	$(204,682)	$80,781

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2016
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(4,416)	$35,756	$161,200	$—	$192,540
Cash flows from investing activities:
Maturity of available-for-sale investments	145,005	—	—	—	145,005
Purchase of available-for-sale investments	(75,834)	—	—	—	(75,834)
Purchases of property and equipment	—	(2,458)	(14,989)	—	(17,447)
Acquisition of businesses, net of cash received	—	(6,292)	(85,109)	—	(91,401)
Purchases of intangible assets	—	(106)	(1,908)	—	(2,014)
Net cash (used in) provided by investing activities	69,171	(8,856)	(102,006)	—	(41,691)
Cash flows from financing activities:
Repurchases of common and restricted stock	(56,083)	—	—	—	(56,083)
Issuance of common stock under employee stock purchase plan	191	—	—	—	191
Exercise of stock options	3,272	—	—	—	3,272
Dividends paid	(48,768)	—	—	—	(48,768)
Excess tax benefits from share-based compensation	2,071	—	—	—	2,071
Deferred payments for acquisitions	—	(1,378)	(17,561)	—	(18,939)
Other	—	—	(391)	—	(391)
Intercompany	25,463	(26,973)	1,510	—	—
Net cash used in financing activities	(73,854)	(28,351)	(16,442)	—	(118,647)
Effect of exchange rate changes on cash and cash equivalents	(214)	(91)	(1,864)	—	(2,169)
Net change in cash and cash equivalents	(9,313)	(1,542)	40,888	—	30,033
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$46,203	$8,433	$230,927	$—	$285,563

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited, in thousands except share and per share data)

Nine Months Ended September 30, 2015
	j2 Global, Inc.	j2 Cloud Services, LLC	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(21,341)	$34,297	$135,617	$—	$148,573
Cash flows from investing activities:
Maturity of certificates of deposit	65	—	—	—	65
Purchase of certificates of deposit	(62)	—	—	—	(62)
Maturity of available-for-sale investments	87,976	—	—	—	87,976
Purchase of available-for-sale investments	(78,281)	—	—	—	(78,281)
Purchases of property and equipment	—	(1,355)	(10,572)	—	(11,927)
Acquisition of businesses, net of cash received	—	47	(259,885)	—	(259,838)
Purchases of intangible assets	—	166	(1,424)	—	(1,258)
Intercompany	(53,317)	53,317	—	—	—
Net cash (used in) provided by investing activities	(43,619)	52,175	(271,881)	—	(263,325)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(3,159)	—	—	—	(3,159)
Issuance of common stock under employee stock purchase plan	196	—	—	—	196
Exercise of stock options	4,618	—	—	—	4,618
Dividends paid	(43,526)	—	—	—	(43,526)
Excess tax benefits from share-based compensation	4,541	—	—	—	4,541
Deferred payments for acquisitions	—	—	(5,411)	—	(5,411)
Other	—	—	(250)	—	(250)
Intercompany	(13,713)	(103,533)	117,246	—	—
Net cash (used in) provided by financing activities	(51,043)	(103,533)	111,585	—	(42,991)
Effect of exchange rate changes on cash and cash equivalents	(1,233)	(7,895)	5,576	—	(3,552)
Net change in cash and cash equivalents	(117,236)	(24,956)	(19,103)	—	(161,295)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$109,554	$11,854	$150,960	$—	$272,368

17.	Subsequent Events

On October 18, 2016, in a cash transaction, the Company acquired certain assets of Fonebox Australia Pty Ltd., an Australian-based provider of voice, call routing and virtual receptionist business.

On November 1, 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.3550 per share of j2 Global common stock payable on December 5, 2016 to all stockholders of record as of the close of business on November 18, 2016.

On October 21, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Everyday Health, Inc. ("EVDY"), Ziff Davis, LLC, a subsidiary of j2 Global ("Ziff Davis"), Project Echo Acquisition Corp, a wholly owned subsidiary of Ziff Davis ("Purchaser"), and, for the limited purposes therein, j2 Global. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Company and two of its affiliates commenced a tender offer on November 2, 2016 to acquire all of the outstanding shares of common stock of EVDY, $0.01 par value per share, at a purchase price of approximately $465.0 million (net of cash acquired and assumed liabilities) or $10.50 per share in cash, without interest, subject to any required withholding of taxes.

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

Overview

j2 Global, Inc., together with its subsidiaries ("j2 Global", the "Company", "our", "us" or "we"), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property ("IP") to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which primarily focuses on our voice and fax products. The Digital Media Division specializes in the technology, gaming, entertainment and lifestyle markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 13 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Subscriber revenues:
Fixed	$117,816	$103,957	$350,511	$302,491
Variable	24,396	21,364	70,005	62,419
Total subscriber revenues	$142,212	$125,321	$420,516	$364,910
Other license revenues	1,130	1,115	3,425	4,775
Total revenues	$143,342	$126,436	$423,941	$369,685

Percentage of total subscriber revenues:
Fixed	82.8%	83.0%	83.4%	82.9%
Variable	17.2%	17.0%	16.6%	17.1%

Total revenues:
Number-based	$92,396	$89,257	$274,955	$263,979
Non-number-based	50,946	37,179	148,986	105,706
Total revenues	$143,342	$126,436	$423,941	$369,685

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.28	$14.06
Cancel Rate(3)	2.3%	2.0%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Visits	1,448	1,022	3,705	2,910
Page views	5,405	2,570	13,258	7,188
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016. During the three months ended September 30, 2016, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2016
Business Cloud Services Segment
Assuming a stable or improving economic environment, and subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Business Cloud Services segment to continue for the foreseeable future (excluding the impact of acquisitions). The main focus of our Business Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Business Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.
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
Digital Media Segment
Assuming a stable or improving economic environment, and subject to our risk factors, we expect the revenue and profits in our Digital Media segment to improve over the next several quarters and over the longer term as advertising transactions continue to shift from offline to online.
Advertising revenues from our owned and operated websites has generally exceeded that from third-party websites. Historically, this has had a positive impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our owned and operated websites is higher than the operating margin we realize from revenues generated from third-party websites or other platforms that we do not own.
Trends in advertising spend favors mobile devices and other newer content platforms, such as Snapchat and Facebook. In order to provide relevant and useful experiences for the visitors to our properties, we have taken steps to develop a presence on these third-party content platforms. If revenue from these platforms becomes a significant percentage of our consolidated revenue, there will be pressure on our operating margins.
In addition, as described in Note 17 of the Notes to the Condensed Consolidated Financial Statements, the Company and two of its affiliates commenced a tender offer to acquire all of the outstanding shares of common stock of Everyday Health, Inc. ("EVDY"). If the tender offer is successful and the merger of an affiliate of the Company with and into EVDY is completed, the revenues and expenses in our Digital Media division will increase significantly. There can be no assurances that the tender offer will be successful or that the merger will be completed.
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

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015
Revenues	$210,116	$178,701	18%	$622,418	$515,992	21%

Our revenues consist of revenues from our Business Cloud Services segment and from our Digital Media segment. Business Cloud Services revenues primarily consist of revenues from "fixed" customer subscription revenues and "variable" revenues generated from actual usage of our services. We also generate Business Cloud Services revenues from IP licensing. Digital Media revenues primarily consist of advertising revenues, fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues in 2016 have increased over the comparable three and nine month period of 2015 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015
Cost of revenue	$36,992	$30,669	21%	$106,870	$88,350	21%
As a percent of revenue	18%	17%		17%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2016 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2015 that resulted in additional network and phone operations, editorial and production costs and depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015
Sales and Marketing	$46,425	$38,808	20%	$143,155	$116,819	23%
As a percent of revenue	22%	22%		23%	23%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2016 was $23.1 million (primarily consists of $15.5 million of third-party advertising costs and $6.2 million of personnel costs) compared to 2015 of $15.5 million (primarily consists of $9.8 million third-party advertising costs and $5.5 million personnel costs). Advertising cost for the nine months ended September 30, 2016 was $69.2 million (primarily consists of $46.6 million of third-party advertising costs and $18.0 million of personnel costs) compared to 2015 of $47.9 million (primarily consists of $31.4 million third-party advertising costs and $16.5 million personnel costs). The increase in sales and marketing expenses for the three and nine months ended September 30, 2016 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with acquisitions within the Business Cloud Services and Digital Media segments, most notably Offers.com, which was acquired in December 2015.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015
Research, Development and Engineering	$8,965	$8,289	8%	$27,165	$25,704	6%
As a percent of revenue	4%	5%		4%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2016 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015		2016	2015
General and Administrative	$55,612	$45,202	23%	$170,823	$138,790	23%
As a percent of revenue	26%	25%		27%	27%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, taxes and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2016 versus the prior comparable period was primarily due to additional amortization of intangible assets, personnel costs relating to businesses acquired in and subsequent to the third quarter 2015, bad debt expense and depreciation of fixed assets.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$116	$99	$314	$273
Operating expenses:
Sales and marketing	423	624	1,388	1,811
Research, development and engineering	235	227	663	635
General and administrative	2,925	1,820	7,582	6,224
Total	$3,699	$2,770	$9,947	$8,943

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt; partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $10.4 million and $10.3 million for the three months ended September 30, 2016 and 2015, respectively, and $31.0 million and $31.5 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense, net has remained consistent with the prior comparable periods.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense (income), net was $(9.7) million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $(9.8) million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The variance between the three and nine months ended September 30, 2016 and 2015 was attributable to the sale of our strategic investment in Carbonite resulting in a gain on sale of $7.5 million and $7.6 million, respectively, and a breakup fee of $2.5 million associated with the competitive bid for Gawker Media Group during the quarter.

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

Provision for income taxes amounted to $15.8 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively and $44.0 million and $16.3 million for the nine months ended September 30, 2016, respectively. Our effective tax rate was 25.8% and 15.8% for the three months ended September 30, 2016 and 2015, respectively and 28.7% and 14.3% for the nine months ended September 30, 2016 and 2015, respectively.

The increase in our effective income tax rate for the three months and nine months ended September 30, 2016 was primarily attributable to the following:

1.	a decrease during 2016 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.;

2.	a decrease during 2016 in return to provision adjustments;

3.	a reversal of uncertain tax positions resulting from a 2015 settlement with the Internal Revenue Service for our 2009 through 2011 tax years; and

4.	an increase in the year-over-year amount accrued for our uncertain tax positions related to international transfer pricing and other foreign tax positions.

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Business Cloud Services revenues:
Fax and Voice	44.1%	50.1%	44.3%	51.4%
Other	24.1%	20.7%	23.8%	20.2%
Total Business Cloud Services revenues:	68.2%	70.8%	68.1%	71.6%
Digital Media revenues:
Media	31.8%	29.2%	31.9%	28.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
External net sales	$143,342	$126,436	$423,941	$369,685
Inter-segment net sales	—	—	—	—
Segment net sales	143,342	126,436	423,941	369,685
Cost of revenues	31,377	24,748	90,389	73,057
Gross profit	111,965	101,688	333,552	296,628
Operating expenses	59,108	44,869	177,944	140,461
Segment operating income	$52,857	$56,819	$155,608	$156,167

Segment net sales of $143.3 million for the three months ended September 30, 2016 increased $16.9 million, or 13.4%, and segment net sales of $423.9 million for the nine months ended September 30, 2016 increased $54.3 million, or 14.7%, from the prior comparable periods primarily due to business acquisitions.
Segment gross profit of $112.0 million for the three months ended September 30, 2016 increased $10.3 million and segment gross profit of $333.6 million for the nine months ended September 30, 2016 increased $36.9 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $59.1 million for the three months ended September 30, 2016 increased $14.2 million and segment operating expenses of $177.9 million for the nine months ended September 30, 2016 increased $37.5 million from the prior comparable periods primarily due to (a) additional amortization of intangible assets and salary costs associated with businesses acquired in and subsequent to the prior comparable period; (b) additional bad debt expense; and (c) an increase in professional fees. As a result of these factors, segment operating income of $52.9 million for the three months ended September 30, 2016 decreased $(4.0) million, or (7.0)%, and segment operating income of $155.6 million for the nine months ended September 30, 2016 decreased $(0.6) million, or (0.4)% from the prior comparable periods. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,599	$5,950	$43,503	$275,700	$19,096	$126,598
Cloud Services	49,624	12,826	10,350	144,853	35,327	31,974
Intellectual Property	1,119	1,442	(996)	3,388	4,548	(2,964)
Total	$143,342	$20,218	$52,857	$423,941	$58,971	$155,608

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Revenue	Depreciation and Amortization	Operating Income(4)	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$89,511	$5,309	$48,346	$264,987	$16,287	$136,909
Cloud Services	35,819	6,030	9,459	100,050	19,810	21,808
Intellectual Property	1,106	1,622	(986)	4,648	5,636	(2,550)
Total	$126,436	$12,961	$56,819	$369,685	$41,733	$156,167

(4) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in the prior period were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $46.2 million and $7.9 million, respectively, for the three months ended September 30, 2015 and $125.3 million and $17.1 million, respectively, for the nine months ended September 30, 2015.

Digital Media
 The following segment results are presented for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
External net sales	$66,774	$52,265	$198,477	$146,307
Inter-segment net sales	45	47	136	169
Segment net sales	66,819	52,312	198,613	146,476
Cost of revenues	5,615	5,922	16,482	15,293
Gross profit	61,204	46,390	182,131	131,183
Operating expenses	47,272	39,048	148,916	109,752
Segment operating income	$13,932	$7,342	$33,215	$21,431
Segment net sales of $66.8 million for the three months ended September 30, 2016 increased $14.5 million, or 27.7%, and segment net sales of $198.5 million for the nine months ended September 30, 2016 increased $52.1 million, or 35.6%, from the prior comparable periods primarily due to organic growth supplemented by business acquisitions subsequent to the prior comparable periods which are not fully reflected in the prior comparable period results.
Segment gross profit of $61.2 million for the three months ended September 30, 2016 increased $14.8 million and segment gross profit of $182.1 million for the nine months ended September 30, 2016 increased $50.9 million from the prior comparable periods primarily due to an increase in net sales between the periods.
Segment operating expenses of $47.3 million for the three months ended September 30, 2016 increased $8.2 million and segment operating expenses of $148.9 million for the nine months ended September 30, 2016 increased $39.2 million from the prior comparable periods primarily due to business acquisitions subsequent to the prior comparable period.
As a result of these factors, segment operating income of $13.9 million for the three months ended September 30, 2016 increased $6.6 million or 89.8% and segment operating income of $33.2 million for the nine months ended September 30, 2016 increased $11.8 million or 55.0% from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2016, we had cash and investments of $378.9 million compared to $413.7 million at December 31, 2015. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, and repurchase of stock, partially offset by cash provided by operations. At September 30, 2016, cash and investments consisted of cash and cash equivalents of $285.6 million, short-term investments of $39.9 million and long-term investments of $53.4 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at September 30, 2016. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2016, cash and investments held within foreign and domestic jurisdictions were $183.4 million and $195.5 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 10, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3250 per share of j2 Global common stock payable on March 10, 2016 to all stockholders of record as of the close of business on February 23, 2016. On May 5, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.3350 per share of j2 Global common stock payable on June 2, 2016 to all stockholders of record as of the close of business on May 18, 2016. On August 2, 2016, the Company's Board of Directors approved a quarterly cash dividend of $0.3450 per share of j2 Global common stock payable on September 1, 2016 to all stockholders of record as of the close of business on August 17, 2016.

On October 21, 2016, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among Everyday Health, Inc. ("EVDY"), Ziff Davis, LLC, a subsidiary of j2 Global ("Ziff Davis"), Project Echo Acquisition Corp, a wholly owned subsidiary of Ziff Davis ("Purchaser"), and, for the limited purposes therein, j2 Global. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, the Company and two of its affiliates commenced a tender offer on November 2, 2016 to acquire all of the outstanding shares of common stock of EVDY, $0.01 par value per share, at a purchase price of approximately $465.0 million (net of cash acquired and assumed liabilities) or $10.50 per share in cash, without interest, subject to any required withholding of taxes.

The Company intends to finance a portion of the merger consideration with additional indebtedness and will temporarily access earnings of its non-US subsidiaries that have been indefinitely reinvested in foreign jurisdictions. The Company has borrowed from time to time funds domestically and believes that it has the ability in the short term to borrow sufficient funds to repay its non-U.S. subsidiaries. While j2 Global has received commitments from certain financial institutions for additional debt facilities, j2 Global is in the process of negotiating and expects to secure commitments for a larger credit facility. There can be no assurances that we will be able to consummate such financing. j2 Global anticipates that the debt commitments for such facility will be subject to customary conditions. The Company’s practice and intent is to continue to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company may have a higher effective tax rate if domestic financing is not available. It is not practical to estimate additional U.S. taxes should domestic financing be unavailable.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations and the additional debt facilities described above will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $192.5 million and $148.6 million for the nine months ended September 30, 2016 and 2015, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2016 compared to 2015 was primarily attributable to increased depreciation and amortization, increased liability for uncertain tax positions and income tax payable; partially offset by a decrease in other long-term liabilities. Certain taxes are prepaid during the year and are included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Our prepaid taxes were $11.6 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term investments were $325.5 million and $335.2 million at September 30, 2016 and December 31, 2015, respectively.

Net cash used in investing activities was $(41.7) million and $(263.3) million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. For the nine months ended September 30, 2015, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the sale of available-for-sale investments. The decrease in our net cash used in investing activities in 2016 compared to 2015 was primarily attributable to lower business acquisitions and additional sales of available-for-sale investments.

Net cash used in financing activities was $(118.6) million and $(43.0) million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, net cash used in financing activities was primarily attributable to repurchases of stock which includes the acquisition of Integrated Global Concepts, Inc., which held shares of j2 Global common stock (discussed below), dividends paid, and business acquisitions; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. For the nine months ended September 30, 2015, net cash used in financing activities was primarily attributable to dividends paid, business acquisition and repurchase of stock; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. The change in net cash used in financing activities in 2016 compared to 2015 was primarily attributable to the repurchase of stock, additional deferred payments for acquisitions and dividends paid.

Stock Repurchase Program

In February 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the nine month period ended September 30, 2016, we repurchased zero shares under this program. Cumulatively at September 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (See Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company's Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2016:

	Payments Due in (in thousands)
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$250,000	$402,500	$652,500
Long-term debt - interest (b)	6,541	33,081	33,081	33,081	32,803	6,541	145,128
Operating leases (c)	2,525	9,746	9,489	8,071	4,985	13,488	48,304
Capital leases (d)	53	140	9	—	—	—	202
Telecom services and co-location facilities (e)	1,313	4,017	2,006	322	44	—	7,702
Holdback payment (f)	14,111	2,878	—	—	—	—	16,989
Other (g)	185	42	—	—	—	—	227
Total	$24,728	$49,904	$44,585	$41,474	$287,832	$422,529	$871,052

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of September 30, 2016, our liability for uncertain tax positions was $44.4 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment portfolio of various holdings, types and maturities. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2016, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

Our short and long-term investments are comprised primarily of readily marketable corporate and governmental debt securities, corporate commercial paper, time deposits and certificates of deposits. Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our interest income is sensitive to changes in the general level of U.S. and foreign countries' interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

As of September 30, 2016, we had investments in debt securities with effective maturities greater than one year of approximately $53.4 million. Such investments had a weighted average yield of approximately 1.2%. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $285.6 million and $255.5 million, respectively.

Based on our cash and cash equivalents and short and long-term investment holdings as of September 30, 2016, an immediate 100 basis point decline in interest rates would decrease our annual interest income by approximately $3.8 million.

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

Foreign exchange gains and (losses) were not material to our earnings, amounting to approximately $0.3 million and $(1.1) million, for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $(0.4) million, for the nine months ended September 30, 2016 and 2015. Cumulative translation adjustments included in other comprehensive income amounted to approximately $(0.3) million and $(4.7) million, for the three months ended September 30, 2016 and 2015, respectively, and $(9.6) million and $(12.8) million, for the nine months ended September 30, 2016 and 2015, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "10-K Risk Factors") as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2016. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described below relating to the pending acquisition of Everyday Health, Inc.

Risks Related To Our Business

We face risks and uncertainties associated with the pending acquisition of Everyday Health, Inc. ("Everyday Health") by our wholly owned subsidiary Ziff Davis, LLC ("Ziff Davis"), including Ziff Davis' ability to consummate the transactions contemplated by the Merger Agreement with Everyday Health on a timely basis.

We face risks and uncertainties associated with Ziff Davis' pending acquisition of Everyday Health. Due to factors beyond our control, Ziff Davis or Everyday Health may be unable to satisfy the conditions to the closing of the tender offer or the merger contemplated by the Merger Agreement, or the parties may be unable to do so on a timely basis. In addition, Everyday Health shareholders may not tender a sufficient number of shares for us to consummate the transactions contemplated by the Merger Agreement. Moreover, while j2 Global has received commitments from certain financial institutions for additional debt facilities, there can be no assurances that we will be able to consummate such financing. A failure to consummate the transactions could have an adverse impact on our share price. In addition, the announcement and pendency of the tender offer and merger could cause disruption in Everyday Health's business due to uncertainty about the effects of these transactions on employees, customers and other counterparties which, in turn, could adversely impact the benefits we expect to derive from the acquisition. Following the consummation of the transactions contemplated by the Merger Agreement, Ziff Davis may be unable to integrate or manage its and Everyday Health's disparate technologies, lines of business, personnel and corporate cultures or realize its business strategy or the expected return on its investment. The acquisition of Everyday Health could divert attention from management and from other business concerns and could expose us to unforeseen liabilities or unfavorable accounting treatment. Moreover, the discovery of material liabilities associated with the acquisition could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company's Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the "2012 Program") which was subsequently extended through February 20, 2017. During the nine month period ended September 30, 2016, we repurchased zero shares under this program. Cumulatively at September 30, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (See Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company's Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Program
July 1, 2016 - July 31, 2016	937,056	$55.06	—	1,938,689
August 1, 2016 - August 31, 2016	12,224	$68.05	—	1,938,689
September 1, 2016 - September 30, 2016	—	$—	—	1,938,689
Total	949,280		—	1,938,689

(1)
All shares purchased were surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees. In addition, share purchases in the month of July 2016 includes the purchase of 935,231 shares of j2 Global commons stock in connection with the acquisition of Integrated Global Concepts, Inc. (See Note 3 - Business Acquisitions).

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

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 9, 2016	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2016	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.