Form 10-K
period 2016-12-31
J2 GLOBAL, INC.
filed 2017-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $2,103,068,021. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, the registrant had 48,165,943 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 4, 2017 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 139 pages with the Index to Exhibits located on page 136.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property (“IP”) to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business, which is primarily focused on our voice and fax products. Our Digital Media Division specializes in the technology, gaming, lifestyle and healthcare markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into other jurisdictions. On December 5, 2016, we acquired Everyday Health, Inc. (“Everyday Health”). Everyday Health operates a leading digital marketing and communications platform for healthcare marketers that want to engage with consumers and healthcare professionals. The platform combines premier content from leading brands, a large and engaged audience and extensive data and analytics expertise to provide (i) a highly personalized content experience for users and (ii) an efficient marketing channel for customers.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
We were incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments and certain geographic information is included within Note 15 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Business Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, security, data backup, hosting, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the Internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax® and MyFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the Internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. KeepItSafe®, LiveVault®, and Livedrive® enable our customers to securely back up their data and dispose of tape or other physical systems. Our FuseMail® service provides our customers email, encryption, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. CampaignerCRM® provides customer relationship management solutions designed to increase our customers’ sales and increase efficiency. All of these services represent software-as-a-service solutions except online backup which represents an infrastructure-as-a-service solution. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Business Cloud Services revenues from “fixed” subscription revenues for basic customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. Our online fax, virtual phone, email, customer relationship management and online backup products have both a fixed and variable subscription component with the substantial majority of revenues derived from the fixed portion. In addition, the cost structures of all our Business Cloud Services are very similar in terms of fixed and variable components and include capital expenditures that are in proportion to revenue for each product offering. We also generate Business Cloud Services revenues from patent licensing. We categorize our Business Cloud Services and solutions into two basic groups: number-based, which are services provided in whole or in part through a telephone number, and non-number-based, which are our other cloud services for business.
We market our Business Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
We offer the following cloud services and solutions:
Fax
eFax® is the leading brand in the global online fax market. Various tiers of service provide increasing levels of features and functionality to sole proprietors, small and medium-sized businesses, and enterprises around the world. Our most popular services allow individuals to receive and send faxes as email attachments. In addition to eFax®, we offer online fax services under a variety of alternative brands including MyFax®, eFax Plus®, eFax Pro™, eFax Secure™, eFax Corporate™ and eFax Developer™.
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
Onebox® is a full-featured unified communications suite. It combines the features of many of our other branded services, plus added functionality, to provide a full virtual office. Onebox® includes a virtual phone system, hosted email, online fax, audio conferencing and web conferencing.
Online Backup
KeepItSafe® provides fully managed and monitored online backup and disaster recovery solutions for businesses, using its ISO-certified platform. By securing critical digital assets via the Internet to highly secure data vaults, customers enjoy peace of mind knowing they have reliable and cost effective backups, and equally importantly rapid restores of the data that keeps their businesses operating. Furthermore, our solution for business continuity, backup and recovery will fully protect the customer’s physical, virtual and cloud resources. The software installs simply and provides full-server imaging and proven off-site data recovery capabilities without costly investments. Company data is protected from human error, file corruption, ransomware and other harmful factors.
LiveDrive®, which was acquired in February 2014, provides online backup and sync storage features for professionals and individuals. The customers can access their files from anywhere at any time so long as they have access to the Internet.

LiveVault®, which was acquired in September 2015, provides cloud backup and recovery services. LiveVault® services include, among other items, offsite protection of data combined with local backup, web based access to protected data and a mirrored data center to ensure recoverability.

SugarSync®, which was acquired in March 2015, provides online file backup, synchronization and sharing of all of a customer’s documents, photos, music and movies across all of the customer’s computers and mobile devices. The product is not dependent on any specific operating system or device platforms.

Email and Customer Relationship Management
FuseMail® offers email security, email encryption, email filtering, email archiving and hosted email to businesses of all sizes around the world.  These solutions are hosted offsite and seamlessly integrated into a customer’s existing email system.

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

Global Network and Operations
Our Business Cloud Services business operates multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and several remote disaster recovery facilities. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the Internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for customers from thousands of cities in 50 countries on six continents. We offer our services in all all major metropolitan areas in the United States (“U.S.”), the United Kingdom (“U.K.”), Canada and such major cities as Berlin, Hong Kong, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo and Zurich. Our customers are located throughout the world.
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
Our Business Cloud Services customer service organization provides email support seven days per week, 24 hours per day, to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for corporate customers 24 hours per day, seven days per week. Live sales and customer support services are available in various languages, including English, Spanish, Dutch, German, French and Cantonese.
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

Digital Media
Our Digital Media business segment consists of the web properties and business operations of Ziff Davis and its subsidiaries, including Everyday Health.
The Ziff Davis portfolio of web properties includes PCMag.com, IGN.com, Speedtest.net, AskMen.com, TechBargains.com, Offers.com and Everydayhealth.com, among many others features, and trusted reviews of technology, gaming and lifestyle products and services; news and commentary related to these vertical markets; professional networking tools, targeted emails and white papers for IT professionals; speed testing for Internet and mobile network connections; and online deals and discounts for consumers. Everyday Health through its network of sites, interactive tools and mobile applications, enables consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet and fitness. In addition, Everyday Health assists healthcare professionals in making better decisions for their patients by providing them with the news, tools and information needed to stay abreast of industry, legislative and regulatory developments in major medical specialties.
We generate Digital Media revenues from the sale of display and video advertising on our owned-and-operated properties as well as third-party sites, from the sale of customer clicks to online merchants, from business-to-business leads to IT vendors and through the licensing of technology, data and other intellectual material to clients. Everyday Health derives its revenues from the sale of digital advertising and marketing services that engage consumers and healthcare professionals, from software subscriptions to hospital systems and from advertising agency services to pharmaceutical companies.
During 2016, our Digital Media web properties attracted approximately 5.0 billion visits and 18.1 billion page views.
We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals and publishers. We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, gaming, lifestyle and healthcare verticals, with the goal of monetizing their audiences and content though application of our proprietary technologies and insight.
Web Properties
Our Digital Media properties and services include the following:
PCMag is a trusted online resource for laboratory-based product reviews, technology news and buying guides. We operate the largest and oldest independent testing facility for consumer technology products. Founded in 1984, our lab produces more than 2,200 unbiased technology product and service reviews annually. PCMag’s “Editor’s Choice” award is recognized globally as the trust-mark for buyers and sellers of technology products and services.
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

Offers.com is a leading digital savings destination, connecting consumers with retailers and brands, online and in-store, through a balance of technology and human diligence.

Ziff Davis B2B is a leading provider of digital content for buyers of information technology (IT) products and services, allowing IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases.

The Everyday Health properties include a collection of premier content and tools for the consumer and healthcare professional.

Consumer Properties

Consumer-focused properties include online content, interactive tools and applications designed to allow consumers to manage a broad array of health and wellness needs on a daily basis. Everyday Health, our flagship brand, is a broad-based health information portal that provides consumers with trusted and actionable health information intended to empower users to better manage their health and wellness.

We operate the digital properties for the What to Expect brand, the leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain content written by Ms. Murkoff on conception planning and pregnancy, as well as information on newborns and toddlers.

We also operate the Mayo Clinic Diet digital program, a subscription-based plan for weight loss, and ultimately better health, developed by the weight loss experts at Mayo Clinic. Based on the bestselling book by the same name, the Mayo Clinic Diet digital program provides a step-by-step program to jump-start quick weight loss, achieve a goal weight and maintain it for life.

Professional Properties

For healthcare professionals, we provide premier digital content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, includes a dedicated team of 30 journalists, including editors, reporters and videographers, and provides relevant clinical news based on research findings published in peer-reviewed medical journals as well as research reported at numerous medical conferences around the world. MedPage Today delivers breaking medical news in 34 medical specialties and major public policy developments at the state and federal levels seven days a week. MedPage Today coordinates with approximately 4,000 leading researchers and clinicians, as well as more than 300 academic medical centers, to aid in gathering in-depth information for articles. MedPage Today’s excellence has been recognized with awards from the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, the eHealthcare Leadership Awards, the Medical Marketing and Media Awards and the Web Health Awards. Additionally, MedPage Today was named as a finalist for the Jesse M. Neal Awards and the Gerald M. Loeb Award.

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

Licensing
We license our proprietary technology, data and intellectual property to third parties for various purposes. For instance, we will license our Speedtest technology to businesses to allow them to test their internal networks, or we will license the right to use PCMag’s “Editors’ Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction.
Competition
Competition in the digital media space is fierce and continues to intensify.

Our digital media business competes with online publishers including CNET, PCWorld, TechTarget, AOL Tech, GameSpot and others as well as with portals, advertising networks, social media sites and other platforms, including Yahoo, Facebook, Twitch and others. We believe that the primary competitive factors determining our success in the market for our digital media include the reputation of Ziff Davis as a trusted source of objective information and our ability to attract Internet users and advertisers to our web properties.

Our Everyday Health properties face competition for consumers, healthcare professionals and customers from a variety of online and offline companies, government agencies and other organizations that provide content, tools and applications to consumers and healthcare professionals interested in health-related information. Specifically, we face competition from the following:

•
Websites, mobile applications and other products and services that provide online consumer health and wellness information, such as www.webmd.com, or information directed at healthcare professionals such as www.medscape.com (owned by WebMD);

•
General interest consumer websites or search engines that offer specialized health sub-channels or functions, such as www.yahoo.com and www.google.com, and other high-traffic websites that include both health-related and non-health-related content and services, including social media websites, such as www.facebook.com;

•	Non-profit and governmental websites that provide consumer health information, such as www.fda.gov, www.cdc.gov and www.health.nih.gov;

•	Advertising agencies that market digital products and services directly to customers;

•	Software solutions for hospital systems to engage with consumers and/or healthcare professionals, such as Advisory Board Company and eVariant; and

•	Advertising technology companies that aggregate traffic from multiple online websites or directly target health-related consumers.

We also face competition from a number of companies that provide consumer and professional health-oriented content through traditional offline media. These competitors include magazine and book publishers, medical content publishers and distributors of television and video programming.

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
Several of our U.S. patents have been reaffirmed through reexamination proceedings before the United States Patent and Trademark Office (“USPTO”). We have generated royalties from licensing certain of our patents and have enforced certain patents against companies using our patented technology without our permission.
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
We own and use a number of trademarks in connection with our services, including word and logo trademarks for eFax, MyFax, eFax Corporate, eVoice, KeepItSafe, Fusemail, Onebox, PCMag, IGN, Everyday Health and AskMen, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous Internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “fusemail.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “techbargains.com”, “ign.com”, “askmen.com”, “speedtest.net” and “offers.com” among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.
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
Research and Development
The markets for our services are evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, on our ability to enhance our current services, to respond effectively to technological changes, attract and retain engineering talent, sell additional services to our existing customer base and introduce new services and technologies that address the increasingly sophisticated needs of our customers.
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $38.0 million, $34.3 million and $30.7 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2016, we had approximately 2,426 employees, the majority of whom are in the U.S.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Our employees are not represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.
Web Availability of Reports
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.j2.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov.
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

Risks Related To Our Business

Our fax services constitute a significant percentage of our revenue.

Currently, fax-to-email revenue constitutes 35% of our consolidated revenues. The success of our business is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email, unified messaging solutions and services related to our Digital Media segment. If the demand for online fax-to-email as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractive features of our eFax® and similar products is that fax signatures are a generally accepted method of executing contracts. There are ongoing efforts by governmental and non-governmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

We intend to continue to develop new services, enhance existing services and expand our geographic presence through acquisitions of other companies, service lines, technologies and personnel.

Acquisitions involve numerous risks, including the following:

•Difficulties in integrating the operations, systems, technologies, products and personnel of the acquired businesses;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; and

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the businesses we acquire.

Acquisitions may also cause us to:

•	Use a substantial portion of our cash resources or incur debt;

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	Assume liabilities;

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets; and

•	Become subject to intellectual property or other litigation.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot give assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

The majority of our revenue within the Digital Media segment is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

In most cases, our agreements with advertisers have a term of one year or less and may be terminated at any time by the advertiser or by us without penalty. Advertising agreements often provide that we receive payment based on “served” impressions but the online ad industry has started to shift so that payment will be made based on “viewable” impressions, and that change in basis could have a negative effect on available impressions thereby reducing our revenue potential. Accordingly, it is difficult to forecast display revenue accurately. In addition, our expense levels are based in part on expectations of future revenue. Moreover, we believe that advertising on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include budget constraints of our advertisers, cancellations or delays of projects by our advertisers, the cyclical and discretionary nature of advertising spending, general economic, Internet-related and media industry conditions, as well as extraordinary events. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.
If we are unable to develop, commission or acquire compelling content in our Digital Media segment at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow as anticipated, or may decline, and/or visitors’ level of engagement with our websites may decline, any of which could harm our operating results.
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

Acquisitions and investments in our business have historically played a significant role in our growth and we anticipate that they will continue to do so.

We must acquire additional or invest in new or current businesses, products, services and technologies that complement or augment our service offerings and customer base in order to sustain our rate of growth. We may not successfully identify suitable acquisition candidates or investment strategies, manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment or manage a geographically dispersed company. If we are unable to identify and execute on acquisitions or execute on our investment strategies, our revenues, business, prospects, financial condition, operating results and cash flows could suffer.

Political instability and volatility in the economy may adversely affect segments of our customers, which may result in decreased usage and advertising levels, customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers may be adversely affected by political instability and volatility in the general economy and a slow pace of recovery. To the extent these customers’ businesses are adversely affected by political instability or volatility, their usage of our services and/or our customer retention rates could decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising, e-commerce or other revenues, which may adversely impact our revenues and profitability.

Users are increasingly using mobile devices to access our content within our Digital Media business segment and if we are unsuccessful in attracting new users to our mobile offerings, and expanding the capabilities of our content and other offerings with respect to our mobile platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. Visits to our mobile websites and applications have increased but if the percentage of visits to our mobile websites does not continue to grow or we are unable to effectively monetize our mobile content, net revenue will be impacted. In addition, we are less effective at monetizing digital content on our mobile websites and applications compared to our desktop websites.

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

In our Digital Media business, if we are unable to prove that our advertising and sponsorship solutions provide an attractive return on investment for our customers, our financial results could be harmed.

Our ability to grow revenue from our Digital Media business, including our recent acquisition of Everyday Health, will be dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media business are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media business has invested significant resources in developing its research, analytics and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media business properties will depend, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

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

The Trump Administration and key members of Congress have expressed a desire to reform U.S. corporate tax policy. It is possible that our effective tax rate in future periods could be favorably or unfavorably impacted by such changes, which could be material. Additionally, potential tax law changes could materially impact our assertions regarding permanent reinvestment of our undistributed foreign earnings. We cannot currently predict the impact, if any, on our financial position and results of operations of any such changes.
Additionally, the tax project initiated by the Organization for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Sharing (“BEPS”) and other similar initiatives could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study, many OECD countries have acknowledged their intent to implement the actions and update their local tax laws. The extent (if any) to which countries in which we operate adopt and implement these actions could have a material adverse impact on our effective tax rate, income tax expense, financial condition, results of operations and cash flows.
We are subject to examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We are currently under audit by the IRS for tax years 2012 through 2014 and the California Franchise Tax Board (“FTB”) for tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. We are also under audit or review by other state and foreign taxing authorities for various periods. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results and cash flows.
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

With the passage of the Trade Facilitation and Trade Enforcement Act of 2015, the U.S. federal government created a permanent moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business. We are currently under audit for indirect taxes in several states and municipalities. We currently have no financial reserves established with respect to indirect taxes, as we have determined that the liability is not probable and estimable. As a result, if a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

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

Our operations are dependent on our network being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our cloud services customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media) and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our Digital Media segment faces significant competition from online media companies as well as from social networking sites, mobile application, traditional print and broadcast media, general purpose and search engines and various e-commerce sites.
Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content. We compete against these and other companies to attract and retain users, advertisers and developers. We also compete with social media and networking sites which are attracting a substantial and increasing share of users and users’ online time, and may continue to attract an increasing share of online advertising dollars.
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

As a creator and a distributor of content over the Internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.

Users access health-related content through our newly-acquired Everyday Health properties, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers who rely on that content or others may make claims against us with various causes of action. Although our properties contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable.

Our editorial and other quality control procedures may not be sufficient to ensure that there are no errors or omissions in our content offerings or to prevent such errors and omissions in content that is controlled by our partners. Even if potential claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

Failure to provide online CME as part of our newly-acquired MedPage Today offering could adversely affect our professional business.

Physicians utilize www.MedPageToday.com to fulfill their continuing medical education (“CME”) obligations. Our CME activities, which are conducted as part of our MedPage Today offering, are planned and implemented in accordance with the current Essential Areas and Elements and the Policies of the Accreditation Council for Continuing Medical Education (“ACCME”), which oversees providers of CME credit, and other applicable accreditation standards. We currently rely on Projects In Knowledge as the ACCME-accredited provider for our CME offering. ACCME’s standards for commercial support of CME are intended to assure, among other things, that CME activities of ACCME-accredited providers, such as Projects In Knowledge, are independent of “commercial interests,” which are defined as entities that produce, market, re-sell or distribute healthcare goods and services, excluding certain organizations. “Commercial interests,” and entities owned or controlled by “commercial interests,” are ineligible for accreditation by the ACCME.

CME activities may be subject to government oversight or regulation by Congress, the Food and Drug Administration (“FDA”), the U.S. Department of Health and Human Services and state regulatory agencies. Educational activities, including CME, directed at physicians have been subject to increased governmental scrutiny to ensure that sponsors do not influence or control the content of the activities. In the event that these regulatory challenges inhibit our ability to provide CME, or if Projects In Knowledge, our ACCME-accredited partner, elects to terminate its relationship with us and we are unable to identify a suitable replacement partner, our ability to continue to attract physicians to www.MedPageToday.com may suffer.

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

As we expand our international operations, we could be exposed to significant risks of currency fluctuations. In some countries outside the U.S., we offer our services in the applicable local currency, including but not limited to the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling, among others. As a result, fluctuations in foreign currency exchange rates affect the results of our operations, which in turn may materially adversely affect reported earnings and the comparability of period to period results of operations. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell our services in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Furthermore, we may become subject to exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars. We cannot assure you that future exchange rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management’s time and attention.

From time to time, we are subject to litigation or claims or be involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material. For a more detailed description of certain lawsuits in which we are involved, see Item 3. Legal Proceedings.

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

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the SEC or NASDAQ. Any such action or restatement of prior-period financial results as a result could harm our business or investors’ confidence in j2 Global, and could cause our stock price to fall.

A substantial portion of our cash and investments is invested outside of the U.S. We may be subject to incremental taxes upon repatriation of such funds to the U.S.

A significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant taxes to repatriate these funds.

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

In addition, the indenture governing the 8.0% Senior Notes due 2020 (the “Senior Notes”) of our subsidiary, j2 Cloud Services, LLC (“j2 Cloud Services”), our Credit Agreement, dated as of December 5, 2016 (the “Credit Agreement”), with MUFG Union Bank, N.A., as administrative agent and certain other lenders from time to time party thereto (collectively, the “Lenders”), and the agreements evidencing or governing other future indebtedness may contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement and the indenture governing the Senior Notes restrict our ability to dispose of assets and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations.

The terms of the Credit Agreement and the indenture governing the Senior Notes restrict our current and future operations and, in the case of the indenture, those of j2 Cloud Services, particularly the ability of us and our subsidiaries to respond to changes or to take certain actions.

The Credit Agreement and indenture governing the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in sale-leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	sell assets;

•	enter into transactions with affiliates; or

•	effect a consolidation or merger.

A breach of the covenants under the Credit Agreement or the indenture governing the Senior Notes could result in an event of default. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event our lenders or the holders of our Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or to repurchase the Convertible Notes upon a fundamental change or on a repurchase date or the Senior Notes upon a change in control, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes or the Senior Notes.

Holders of the 3.25% convertible senior notes due June 15, 2029 (the “Convertible Notes”) will have the right to require us to repurchase their Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the Senior Notes also have the right to require our subsidiary, j2 Cloud Services, to repurchase the Senior Notes upon the occurrence of a change in control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or Senior Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the Convertible Notes indenture would constitute a default under the Convertible Notes indenture. A default under either indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or the Senior Notes or make cash payments upon conversions of the Convertible Notes.

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

 The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC, the Federal Trade Commission (“FTC”), or both may initiate enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

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

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

In certain instances, we may be subject to enhanced privacy obligations based on the type of information we store and process. While we believe we are in compliance with the relevant laws and regulations, we could be subject to enforcement actions, fines, forfeitures and other adverse actions.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation (“CASL”) and the European laws that have been enacted pursuant to European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing and potential users. We believe that our email practices comply with the requirements of the CAN-SPAM Act, state laws, and applicable foreign legislation. If we were ever found to be in violation of these laws and regulations, or any other laws or regulations, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

Native advertising is an increasing part of our Digital Media segment’s online advertising revenue. On December 22, 2015 the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often “resemble the design, style, and functionality of the media in which they are disseminated”. The Company, as well as trade groups and our consultants, are assessing the requirements of these guidelines on our current practices and industry practices and what, if any, effect this could have on our native advertising business. In addition, the timing and extent of any enforcement by the FTC with regard to the native advertising practices by the Company, or others, could reduce the revenue we generate from this line of business.

For certain data transfers between the European Union (“EU”) and the U.S., j2 Global, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. Recently, the European Court of Justice invalidated the EU-U.S. Safe Harbor. Subsequently, a group comprised of the majority of EU data protection regulators issued a statement that it would further consider the decision issued by the European Court of Justice and coordinate any potential enforcement actions after January 31, 2016. But some individual data protection regulators located in EU countries have threatened to begin enforcement actions independently of this larger representative group of such entities. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., it remains to be seen if this new safe harbor meets the standards of the European laws on data privacy. It is also unclear whether the UK will offer a similar program to Privacy Shield when the UK leaves the EU. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We cannot predict how or if this issue will be resolved nor can we evaluate any potential liability at this time.

The Company is working to put into place various alternative grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S. which have not been invalidated by the European Court of Justice. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that j2 Global continues to implement will be found to be consistent with relevant laws nor what any potential liability may be at this time.

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

Many of our users voluntarily provide us with demographic and other information when they register for one of our service or properties. In order for our Everyday Health brand to deliver marketing and communications solutions to pharmaceutical companies, health insurers and hospital systems, we rely on data provided by our customers. We also purchase data from third-party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities and better target our marketing programs. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with demographic information or information about their specific health interests, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers.

We append data from third-party sources to augment our user profiles. If we are unable to acquire data from third-party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.

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

New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilizes cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.
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

The EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. However, the 1995 Data Protection Directive will be replaced when the General Data Protection Regulation (“GDPR”) that was adopted in April 2016 comes into effect in May 2018. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that may result in a greater compliance burden with respect to our operations and data use in Europe, which could increase our costs. Additionally, government authorities will have more power to enforce compliance.

We face potential liability related to the privacy and security of health-related information we collect from, or on behalf of, our consumers and customers.

The privacy and security of information about the physical or mental health or condition of an individual is an area of significant focus in the U.S. because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from customers and users of our services from unauthorized access or use.

The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as “covered entities”, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) makes certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

HIPAA directly applies to covered entities such as the hospital clients of our newly-acquired subsidiary, Tea Leaves Health, LLC (“Tea Leaves”). Since these clients disclose protected health information to Tea Leaves that it uses to provide certain services to them, Tea Leaves is a business associate of those clients. In addition, we may sign business associate agreements in connection with the provision of the products and services developed for other third parties or in connection with certain of our other services that may transmit or store protected health information.

Failure to comply with the requirements of HIPAA or HITECH or any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with our customers and clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty or enforcement, adversely affect demand for our products and services and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH.

Developments in the healthcare industry could adversely affect our business.

A significant portion of Everyday Health’s advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting pharmaceutical companies or other healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. For example, use of our content offerings and the sale of our products and services could be affected by:

•	changes in the design and provision of health insurance plans;

•	a decrease in the number of new drugs or pharmaceutical products coming to market; and

•
decreases in marketing expenditures by pharmaceutical companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical companies.

The healthcare industry has changed significantly in recent years, and we expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies with our Everyday Health brand.

The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Existing and future laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, and their application may not be clear. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with such laws and regulations, could create liability for us. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses.

For example, there are federal and state laws that govern patient referrals, physician financial relationships and inducements to healthcare providers and patients. The federal healthcare programs’ anti-kickback provisions prohibit any person or entity from willingly offering, paying, soliciting or receiving anything of value, directly or indirectly, to induce or reward, or in return for either the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Our sale of advertising and sponsorships to healthcare providers implicates these laws. However, we review our practices to ensure that we comply with all applicable laws. The laws in this area are broad and we cannot determine precisely how they will be applied to our business practices. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to liability and require us to change or terminate some portions of our business.

Further, we derive revenues from the sale of advertising and promotion of prescription and over-the-counter drugs. If the FDA or the FTC finds that any of the information provided on our properties violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of advertising and promotion in the healthcare industry could make it more difficult for us to generate and grow our advertising and sponsorship revenues.

In addition, the practice of most healthcare professions requires licensing under applicable state law and state laws may further prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. Similar state prohibitions may exist with respect to other licensed professions. We believe that we do not engage in the practice of medicine or any other licensed healthcare profession, or provide, through our properties, professional medical advice, diagnosis, treatment or other advice that is tailored in such a way as to implicate state licensing or professional practice laws. However, a state may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband Internet connections. In March 2015, the FCC reclassified broadband Internet connections as Title II common carriers services and imposed network neutrality rules that would prevent network operators from discriminating against legal traffic that traverse their networks. Certain parties have appealed the FCC’s rules but most of the FCC rules are currently effective. While we have not encountered any material difficulties with regard to such access, increased network congestion in the future may result in broadband Internet access providers engaging in actions that would either reduce the quality of the services we provide today, or impede our ability to offer new services that use more bandwidth. The FCC’s network neutrality rules would ensure that cloud service providers, like us, would not be disparately impacted by network operators. We cannot predict the outcome of the pending appeal of the FCC’s network neutrality rules.

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

The future success of our number-based cloud services business depends on our ability to procure large quantities of local numbers in the U.S. and foreign countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide numbers, the cost of these numbers and the level of demand for new numbers. For example, several years ago the FCC conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to compete in that state or nation if it materially affects our ability to acquire numbers for our operations or makes our services less attractive due to the unavailability of numbers with a local geographic area.

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

The FCC adopted wide-ranging reforms to the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our cloud services to our customers. As a result of the FCC’s reforms, regulated providers of telecommunications services are determining how the rates they charge customers like us will change in order to comply with the new rules. It is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide number-based cloud services may increase which may require us to increase the retail price of our services. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our subscribers, our profit margins may decrease.
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

Risks Related To Our Stock

The fundamental change purchase feature of the Convertible Notes and the change of control features of the Senior Notes and the Credit Agreement may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the Convertible Notes), and the terms of the Senior Notes require our subsidiary, j2 Cloud Services, to offer to repurchase the Senior Notes for cash in the event of a change of control (as defined in the indenture governing the Senior Notes). In addition, a change in control constitutes an event of default under the Credit Agreement. These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the Convertible Notes and the debt under the Credit Agreement, and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise.

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. j2 Cloud Services, which currently conducts all of our operations, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income (as defined in the indenture) and proceeds from equity offerings, although it permits any dividends if j2 Cloud Services’ pro forma leverage ratio (as calculated as required by the indenture) is less than 1.75 to 1. While j2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends on our stock, pay interest on the Convertible Notes or under the Credit Agreement and fund other operating company expenses without additional sources of cash.

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

As of February 24, 2017, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, we are leasing approximately 40,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space pursuant to a lease that extends through May 2019 and 87,000 square feet of office space pursuant to a lease acquired in connection with the EveryDay Health transaction that extends through October 2023. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

All of our network equipment is housed either at our leased properties or at one of our multiple co-location facilities around the world. We believe our current facilities are generally in good operating condition and are sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time, j2 Global and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.

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

On January 18, 2013, Paldo Sign and Display Co. filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing putative class action pending in the U.S. District Court for the Northern District of Illinois (the “Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of a j2 Global affiliate’s systems to send unsolicited facsimile transmissions. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. On August 23, 2013, a second plaintiff, Sabon, Inc. was added. On March 7, 2016, the j2 Global affiliates moved for summary judgment on all remaining claims. The summary judgment motions are pending. The Northern District of Illinois has not yet addressed class certification.

On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (the “Northern District of Georgia”) (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added various common law claims. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, all remaining claims were dismissed on summary judgment. Huster filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) on February 26, 2016 (No. 16-1639). The appeal is pending.

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

On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a putative class action against two j2 Global affiliates in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleged two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine sought, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate putative class action against the same j2 Global affiliates in Los Angeles Superior Court (No. BC555721). The complaint alleged three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliates’ customers, including those with eVoice® and Onebox® accounts. LEO and IV Pit Stop sought, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court related and consolidated both cases for discovery purposes. On March 13, 2015, a third amended complaint was filed in the case brought by LEO, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties in the case brought by LEO and Dancel reached a tentative class-based settlement. On September 12, 2016, the Los Angeles Superior Court certified the class for settlement purposes only and provided its preliminary approval of the settlement. The court will consider final approval of the settlement in early 2017.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. That motion is fully briefed and pending before the court.

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

The Company has not accrued for any material loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

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

	High	Low
Year ended December 31, 2016
First Quarter	80.51	56.90
Second Quarter	68.30	60.01
Third Quarter	69.99	61.89
Fourth Quarter	83.47	62.69
Year ended December 31, 2015
First Quarter	70.23	57.44
Second Quarter	71.10	66.03
Third Quarter	75.13	65.54
Fourth Quarter	83.67	69.67

Holders

We had 272 registered stockholders as of February 24, 2017. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter. The following is a summary of each dividend declared during fiscal year 2016 and 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016

On February 9, 2017, our Board of Directors declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017 (see Note 21 - Subsequent Events). Future dividends are subject to Board approval.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”). On February 9, 2017, the Board of Directors extended the 2012 Program through February 19, 2018 (see Note 21- Subsequent Events). Cumulatively at December 31, 2016, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (see Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	11,581	$67.96	—	1,938,689
November 1, 2016 - November 30, 2016	—	$—	—	1,938,689
December 1, 2016 - December 31, 2016	1,341	$74.97	—	1,938,689
Total	12,922		—	1,938,689

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	413,858	$31.09	5,365,180
Equity compensation plans not approved by security holders	—	—	—
Total	413,858	$31.09	5,365,180

The number of securities remaining available for future issuance includes 3,738,654 and 1,626,526 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 12 to the accompanying consolidated financial statements for a description of these Plans as well as our Second Amended and Restated 1997 Stock Option Plan, which terminated in 2007, and our 2007 Stock Option Plan, which terminated on February 14, 2017.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Computer Index and an index of companies that j2 Global has selected as its peer group in the cloud service for business space.

j2 Global’s peer group index consists of Athenahealth, Inc., WebMD Health Corp., LivePerson, Inc., LogMeIn, Inc., Bankrate Inc., Salesforce.com, Inc., Open Text Corp. and The Ultimate Software Group, Inc.

Measurement points are December 31, 2011 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2016. The graph assumes that $100 was invested on December 31, 2011 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-11	100.00	100.00	100.00
Mar-12	101.92	123.57	133.31
Jun-12	93.89	114.61	121.20
Sep-12	117.41	121.53	129.73
Dec-12	110.32	112.48	132.60
Mar-13	141.75	115.00	144.60
Jun-13	154.33	117.17	133.78
Sep-13	180.12	130.10	173.51
Dec-13	182.76	148.41	190.42
Mar-14	183.84	150.72	197.48
Jun-14	187.68	162.95	196.22
Sep-14	183.34	171.04	196.80
Dec-14	229.27	177.91	204.91
Mar-15	243.38	180.20	217.97
Jun-15	252.48	180.57	218.33
Sep-15	263.92	171.49	222.82
Dec-15	305.80	189.02	251.17
Mar-16	233.25	190.64	238.49
Jun-16	240.09	183.11	255.57
Sep-16	253.54	209.79	239.59
Dec-16	308.78	212.21	228.30

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$874,255	$720,815	$599,030	$520,801	$371,396
Cost of revenues	147,100	122,958	105,989	86,893	67,013
Gross profit	727,155	597,857	493,041	433,908	304,383
Operating expenses:
Sales and marketing	206,871	159,009	141,967	131,317	62,825
Research, development and engineering	38,046	34,329	30,680	25,485	18,624
General and administrative	239,672	205,137	134,188	101,683	60,772
Total operating expenses	484,589	398,475	306,835	258,485	142,221
Income from operations	242,566	199,382	186,206	175,423	162,162
Interest expense, net	41,370	42,458	31,204	21,254	7,650
Other expense (income), net	(10,243)	5	(165)	11,472	(410)
Income before income taxes	211,439	156,919	155,167	142,697	154,922
Income tax expense	59,000	23,283	29,840	35,175	33,259
Net income	$152,439	$133,636	$125,327	$107,522	$121,663
Less net income attributable to noncontrolling interest	—	—	—	—	83
Less extinguishment of Series A preferred stock	—	—	(991)	—	—
Net income attributable to j2 Global, Inc. common shareholders	$152,439	$133,636	$124,336	$107,522	$121,580

Net income per common share:
Basic	$3.15	$2.76	$2.60	$2.31	$2.63
Diluted	$3.13	$2.73	$2.58	$2.28	$2.61
Weighted average shares outstanding:
Basic	47,668,357	47,627,853	46,778,015	45,548,767	45,459,712
Diluted	47,963,226	48,087,760	47,106,538	46,140,019	45,781,658
Cash dividends declared per common share	$1.36	$1.22	$1.10	$0.98	$0.87

	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$123,950	$255,530	$433,663	$207,801	$218,680
Working capital	(106,090)	286,151	486,816	274,133	298,572
Total assets	2,062,328	1,783,719	1,705,202	1,153,789	995,170
Other long-term liabilities	3,475	18,228	22,416	1,458	1,557
Total stockholders’ equity	$914,536	$890,208	$820,235	$706,418	$594,595

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property (“IP”) to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which primarily focused on our voice and fax products. Our Digital Media Division specializes in the technology, gaming, lifestyle and healthcare markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
Our Business Cloud Services Division generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media Division generates revenues primarily from advertising and sponsorship, subscription and usage fees, performance marketing and licensing fees.
In addition to growing our business organically, on a regular basis, we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technology, acquire skilled personnel and enter into other jurisdictions. On December 5, 2016, we acquired Everyday Health. Everyday Health operates a leading digital marketing and communications platform for healthcare marketers that want to engage with consumers and healthcare professionals. The platform combines premier content from leading brands, a large and engaged audience, and extensive data and analytics expertise to provide (i) a highly personalized content experience for users and (ii) an efficient marketing channel for customers.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Business Cloud Services Division is driven primarily by subscription revenues that are relatively higher margin and stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services Division also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media Division is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments and certain geographic information is included within Note 15 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except for percentages):

	Years Ended December 31,
	2016	2015	2014
Subscriber revenues:
Fixed	$468,395	$414,919	$348,340
Variable	93,950	83,804	76,392
Total subscriber revenues	562,345	498,723	424,732
Other license revenues	4,593	5,915	6,743
Total revenues	$566,938	$504,638	$431,475
Percentage of total subscriber revenues:
Fixed	83.3%	83.2%	82.0%
Variable	16.7%	16.8%	18.0%
Total revenues:
Number-based	$367,741	$352,656	$347,754
Non-number-based	199,197	151,982	83,721
Total revenues	$566,938	$504,638	$431,475

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.21	$14.79
Cancel rate (3)	2.1%	2.1%

(1)
Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Business Customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Business Customer base.

(2)	Cloud Business Customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

(3)
Cancel Rate is defined as cancels of small and medium businesses and individual Cloud Business Customers with greater than four months of continuous service (continuous service includes Cloud Business Customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Business Customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years Ended December 31,
	2016	2015	2014
Visits	4,992	4,001	2,563
Page views	18,063	10,276	8,002
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.

We believe that our most critical accounting policies are those related to revenue recognition, valuation and impairment of marketable securities, share-based compensation expense, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Business Cloud Services

The Company’s Business Cloud Services revenues substantially consist of monthly fixed subscription and variable usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Along with our numerous proprietary Business Cloud Services solutions, the Company also generates revenues by reselling various third party solutions, primarily through our email security and online backup lines of business.  These third party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs.  The Company determines whether reseller revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to reseller revenue as the Company is the primary obligator in the arrangement, has latitude in determining pricing and bears all credit risk associated with our reseller program partners.

j2 Global’s Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Business Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

Digital Media

The Company’s Digital Media revenues primarily consist of revenues generated from the sale of advertising campaigns that are targeted to the Company’s proprietary websites and to those websites operated by third parties that are part of the Digital Media business’s advertising network. Revenues for these advertising campaigns are recognized as earned either when an ad is placed for viewing by a visitor to the appropriate web page or when the visitor “clicks through” on the ad, depending upon the terms with the individual advertiser.

Revenues for Digital Media business-to-business operations consist of lead-generation campaigns for IT vendors and are recognized as earned when the Company delivers the qualified leads to the customer.

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized when the assets are delivered to the client. Also, Digital Media revenues are generated through the license of certain speed testing technology which is recognized when delivered to the client and through providing data services primarily to Internet Service Providers (“ISPs”) and wireless carriers which is recognized as earned over the term of the access period. The Digital Media business also generates other types of revenues, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

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

Valuation and Impairment of Marketable Securities

We account for our investments in debt and equity securities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 320, Investments - Debt and Equity Securities (“ASC 320”). ASC 320 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts and time deposits. We determine the appropriate classification of our investments at the time of acquisition and reevaluate such determination at each balance sheet date. Held-to-maturity securities are those investments that we have the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value, with unrealized gains or losses recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Trading securities are carried at fair value, with unrealized gains and losses included in interest and other income on our consolidated statement of income. All securities are accounted for on a specific identification basis. We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2016, 2015 and 2014.

Goodwill and Purchased Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon intangible assets. We completed the required impairment review for the years ended December 31, 2016, 2015, and 2014 and noted no impairment. Consequently, no impairment charges were recorded.

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

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities.

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
On February 27, 2013, the Office of Finance for the City of Los Angeles (the “Los Angeles Office of Finance”) issued us assessments for business and communications taxes for the period of January 1, 2009 through December 31, 2012. On September 11, 2014, the Los Angeles Office of Finance issued us revised assessments increasing our liability to the City of Los Angeles. On April 30, 2015, the Los Angeles Office of Finance Board of Review denied our request to abate the assessments. We paid the assessments and requested the abatement of associated penalties. On November 2, 2016, we reached an agreement with the City of Los Angeles to obtain a refund of a portion of the assessments paid. The refund was received on December 1, 2016. In addition, on August 24, 2016, the Los Angeles Office of Finance notified us that they will commence an audit of business and communications taxes for the period of January 1, 2013 through December 31, 2016. For other jurisdictions, we currently have no reserves established for these matters, as we have determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

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

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

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

We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment’s overall profit margins. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period to period. This variability can cause the overall segment’s financial results to materially vary from period to period.

Digital Media Segment

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits in our Digital Media segment to improve over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. However, we expect overall lower margins in our Digital Media segment as the recent acquisition of Everyday Health currently operates at a lower level than our historical results. We expect that margins will trend back towards historical levels once the acquisition of Everyday Health is integrated into our existing cost structure and amortization expense is substantially realized. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

We expect acquisitions to remain an important component of our strategy and use of capital in this segment; however, we cannot predict whether our current pace of acquisitions will remain the same within this segment. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this segment but with different business models may impact the segment’s overall profit margins.

j2 Global Consolidated

We anticipate that the stable revenue trend in our Business Cloud Services segment combined with the improving revenue and profits in our Digital Media segment will result in overall improved revenue and profits for j2 Global on a consolidated basis, excluding the impact of any future acquisitions and revenues associated with licensing our IP which can vary dramatically from period to period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media segment (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin. Moreover, we expect lower overall margins as the recent acquisition of Everyday Health currently operates at a lower level as compared to our historical results. We expect that margins will trend back towards historical levels once the acquisition of Everyday Health is integrated into our existing cost structure and amortization expense is substantially realized.

The following table sets forth, for the years ended December 31, 2016, 2015 and 2014, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014
Revenues	100%	100%	100%
Cost of revenues	17	17	18
Gross profit	83	83	82
Operating expenses:
Sales and marketing	24	22	24
Research, development and engineering	4	5	5
General and administrative	27	28	22
Total operating expenses	55	55	51
Income from operations	28	28	31
Interest expense, net	5	6	5
Other expense (income), net	(1)	—	—
Income before income taxes	24	22	26
Income tax expense	7	3	5
Net income	17%	19%	21%

Revenues

(in thousands, except percentages)	2016	2015	2014	Percentage Change 2016 versus 2015	Percentage Change 2015 versus 2014
Revenues	$874,255	$720,815	$599,030	21%	20%

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

Our revenues have increased over the past three years primarily due to the following factors:

•	Acquisitions within our Digital Media properties, plus organic growth in that segment;

•	Acquisitions within our Business Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	2016	2015	2014	Percentage Change 2016 versus 2015	Percentage Change 2015 versus 2014
Cost of revenue	$147,100	$122,958	$105,989	20%	16%
As a percent of revenue	17%	17%	18%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2016 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2015 that resulted in additional network operations, editorial and production costs, customer service and depreciation. The increase in cost of revenues for the year ended December 31, 2015 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2014 that resulted in additional license costs, network operations, customer service, editorial and production costs and depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2016	2015	2014	Percentage Change 2016 versus 2015	Percentage Change 2015 versus 2014
Sales and Marketing	$206,871	$159,009	$141,967	30%	12%
As a percent of revenue	24%	22%	24%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the year ended December 31, 2016, 2015 and 2014 was $96.8 million (primarily consisting of $64.8 million of third-party advertising costs and $26.3 million of personnel costs), $63.5 million (primarily consisting of $41.2 million of third-party advertising costs and $21.9 million of personnel costs) and $60.5 million (primarily consisting of $40.1 million of third-party advertising costs and $20.4 million of personnel costs), respectively. The increase in sales and marketing expenses from 2015 to 2016 and from 2014 to 2015 was primarily due to increased advertising associated with businesses acquired within the Digital Media and Business Cloud Services segments and additional personnel costs.

Research, Development and Engineering.

(in thousands, except percentages)	2016	2015	2014	Percentage Change 2016 versus 2015	Percentage Change 2015 versus 2014
Research, Development and Engineering	$38,046	$34,329	$30,680	11%	12%
As a percent of revenue	4%	5%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2015 to 2016 and 2014 to 2015 was primarily due to an increase in personnel costs associated with acquisitions within the Business Cloud Service and Digital Media segments and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)	2016	2015	2014	Percentage Change 2016 versus 2015	Percentage Change 2015 versus 2014
General and Administrative	$239,672	$205,137	$134,188	17%	53%
As a percent of revenue	27%	28%	22%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2015 to 2016 was primarily due to an increase in amortization of intangible assets, an increase in the fair value associated with contingent consideration issued in certain acquisitions within the Digital Media segment, personnel costs relating to acquisitions closed during 2015 and 2016 and bad debt expense. The increase in general and administrative expense from 2014 to 2015 was primarily due to an increase in amortization of intangible assets, an increase in the fair value associated with contingent consideration issued in certain acquisitions within the Digital Media segment, personnel costs relating to acquisitions closed during 2014 and 2015 and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$436	$373	$345
Operating expenses:
Sales and marketing	1,782	2,435	1,944
Research, development and engineering	904	863	721
General and administrative	10,528	8,122	5,898
Total	$13,650	$11,793	$8,908

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $41.4 million, $42.5 million, and $31.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease from 2015 to 2016 was due to additional interest income and the increase between 2014 to 2015 was primarily due to additional interest expense following the June 2014 issuance of the Convertible Notes.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other expense (income), net was $(10.2) million, $0.0 million, and $(0.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. The change from 2015 to 2016 was attributable to the sale of our strategic investment in Carbonite resulting in a gain on sale of $7.6 million and a breakup fee of $2.5 million associated with the competitive bid for certain assets of Gawker Media Group in the third quarter of 2016. The decrease from 2014 to 2015 is primarily due to lower miscellaneous income.

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

As of December 31, 2016, we had federal net operating loss carryforwards (“NOLs”) of $144.0 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036. The $144.0 million NOL carryforward amount includes $130.6 million acquired pursuant to the Everyday Health transaction. As of December 31, 2016, the Company had credits for Alternative Minimum Tax (“AMT”) of $0.9 million which were acquired pursuant to the Everyday Health transaction. The AMT credits have an indefinite life; however, these credits are subject to utilization restrictions similar to the restrictions placed on NOL utilization.

As of December 31, 2016 and 2015, the Company has foreign tax credits of $11.9 million and $14.0 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $11.9 million and $14.0 million as of December 31, 2016 and 2015, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2025. In addition, as of December 31, 2016 and 2015, we had available unrecognized state research and development tax credits of $3.5 million and $3.7 million, respectively, which last indefinitely. As of December 31, 2016 and 2015, we also had state enterprise zone tax credits of zero and $0.6 million, respectively.

Income tax expense amounted to $59.0 million, $23.3 million and $29.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our effective tax rates for 2016, 2015 and 2014 were 27.9%, 14.8% and 19.2%, respectively.

The increase in our annual effective income tax rate from 2015 to 2016 was primarily attributable to the following:

1.	the reversal of uncertain income tax positions during 2015;

2.	an increase during 2016 in the amount of deemed distribution income (Subpart F) from our foreign subsidiaries; partially offset by:

3.	a decrease during 2016 in the valuation allowance for foreign tax credit carryforwards.
The decrease in our annual effective income tax rate from 2014 to 2015 was primarily attributable to the following:

1.	the reversal of uncertain income tax positions during 2015;

2.	an increase during 2015 in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.; partially offset by:

3.	an increase during 2015 in the valuation allowance for foreign tax credit carryforwards.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.50%	20.00%	26.50%
Effective tax rate (1)	13.95%	20.06%	26.54%
(1) Effective tax rate excludes certain discrete items.

The statutory tax rate is the rate imposed on taxable income for corporations by the local government in that jurisdiction.  The effective tax rate measures the taxes paid as a percentage of pretax profit. The effective tax rate can differ from the statutory tax rate when a company can exempt some income from tax, claim tax credits, or due to the effect of book-tax differences that do not reverse and discrete items.

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
We evaluate the performance of our operating segments based on segment revenues, including both external and intersegment net sales, and segment operating income. We account for intersegment sales and transfers based primarily on standard costs with reasonable mark-ups established between the segments. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant intersegment amounts are eliminated to arrive at our consolidated financial results.
Revenues
The following table presents our revenues by source as a percentage of total revenues for fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Business Cloud Services revenues:
Fax and Voice	42.2%	49.1%	58.3%
Other	22.6%	20.9%	13.7%
Total Business Cloud Services revenues:	64.8%	70.0%	72.0%
Digital Media revenues:
Media	35.2%	30.0%	28.0%
Total revenues	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for fiscal year 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
External net sales	$566,938	100.0%	$504,638	100.0%	$431,475	100.0%
Inter-segment net sales	—	—	—	—	—	—
Segment net sales	566,938	100.0	504,638	100.0	431,475	100.0
Cost of revenues	120,562	21.3	101,209	20.1	86,962	20.2
Gross profit	446,376	78.7	403,429	79.9	344,513	79.8
Operating expenses	235,497	41.5	193,227	38.3	154,630	35.8
Segment operating income	$210,879	37.2%	$210,202	41.7%	$189,883	44.0%
Segment net sales of $566.9 million in 2016 increased $62.3 million, or 12.3%, from the prior comparable period primarily due to business acquisitions. Segment net sales of $504.6 million in 2015 increased $73.2 million, or 17.0%, from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $446.4 million in 2016 increased $42.9 million from 2015 and segment gross profit of $403.4 million in 2015 increased $58.9 million from 2014 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2016 was lower in comparison to the previous comparable period primarily due to increased transition-related costs within network operations. The gross profit as a percentage of revenues for 2015 was comparable to the previous comparable period. In addition, acquisitions historically have lower initial profitability than our existing business until synergies with respect to those acquisitions are realized in future periods.
Segment operating expenses of $235.5 million in 2016 increased $42.3 million from 2015 primarily due to (a) additional depreciation and amortization and an increase in personnel costs associated with businesses acquired in and subsequent to 2015; and (b) sales and marketing costs primarily due to additional advertising. Segment operating expenses of $193.2 million in 2015 increased $38.6 million from 2014 primarily due to (a) additional depreciation and amortization and an increase in sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2014; and (b) additional bad debts.
As a result of these factors, segment operating earnings of $210.9 million in 2016 increased $0.7 million, or 0.3%, from 2015, and segment operating earnings of $210.2 million in 2015 increased $20.3 million, or 10.7%, from 2014. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.
We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Cloud Connect (Fax/Voice)	Cloud Services	Intellectual Property	Total Business Cloud Services
2016
Revenue	$368,683	$193,710	$4,545	$566,938
Depreciation and Amortization	25,543	47,872	6,118	79,533
Operating Income (1)	172,199	42,887	(4,207)	210,879

2015
Revenue	$353,893	$144,980	$5,765	$504,638
Depreciation and Amortization	22,667	32,457	7,261	62,385
Operating Income (1)	183,332	30,390	(3,520)	210,202

2014
Revenue	$349,538	$76,398	$5,539	$431,475
Depreciation and Amortization	16,929	14,821	7,949	39,699
Operating Income (1)	179,100	15,196	(4,413)	189,883

(1) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in 2015 and 2014 were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $168.6 million and $24.1 million, respectively and $167.8 million and $11.5 million, respectively.

Digital Media
The following segment results are presented for fiscal year 2016, 2015 and 2014 (in thousands):

	2016		2015		2014
External net sales	$307,317	100.0%	$216,177	99.9%	$167,555	99.8%
Inter-segment net sales	146	—	197	0.1	259	0.2
Segment net sales	307,463	100.0	216,374	100.0	167,814	100.0
Cost of revenues	26,538	8.6	21,749	10.1	19,028	11.3
Gross profit	280,925	91.4	194,625	89.9	148,786	88.7
Operating expenses	230,225	74.9	164,188	75.9	118,293	70.5
Segment operating income	$50,700	16.5%	$30,437	14.1%	$30,493	18.2%

Segment net sales of $307.5 million in 2016 increased $91.1 million, or 42.1%, and segment net sales of $216.4 million increased $48.6 million, or 28.9%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.

Segment gross profit of $280.9 million in 2016 increased $86.3 million and segment gross profit of $194.6 million in 2015 increased $45.8 million from the prior comparable period primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2016 and 2015 was consistent with the prior comparable periods.

Segment operating expenses of $230.2 million in 2016 increased $66.0 million from the prior comparable period primarily due to (a) increased sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2015; (b) amortization of intangible assets associated with business acquisitions subsequent to the prior comparable period; and (c) an increase in the fair value associated with contingent consideration issued in certain acquisitions. Segment operating expenses of $164.2 million in 2015 increased $45.9 million from the prior comparable period primarily due to increased amortization of intangible assets associated with business acquisitions subsequent to the prior comparable period and an increase in the fair value associated with contingent consideration issued in certain acquisitions.

As a result of these factors, segment operating income of $50.7 million in 2016 increased $20.3 million, or 66.6%, from 2015, and segment operating income of $30.4 million in 2015 decreased $(0.1) million, or (0.2)%, from 2014.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2016, we had cash and investments of $124.0 million compared to $413.7 million at December 31, 2015. The decrease in cash and investments resulted primarily from business acquisitions, dividends and repurchase of stock, partially offset by cash provided by operations, maturity of available-for-sale investments, proceeds from a line of credit and the exercise of stock options. At December 31, 2016, cash and investments consisted of cash and cash equivalents of $124.0 million and short-term investments of $0.1 million. Our investments are comprised primarily of readily marketable corporate and governmental debt securities, money-market accounts, equity securities and time deposits. For financial statement presentation, we classify our investments primarily as available-for-sale; thus, they are reported as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. Short-term investments include restricted balances which the Company may not liquidate until maturity, generally within 12 months. Restricted balances included in short-term investments were $0.1 million at December 31, 2016. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2016 and 2015, cash and investments held within foreign and domestic jurisdictions were $48.1 million and $75.9 million and $165.7 million and $248.0 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

The Company’s Board of Directors approved four quarterly cash dividends during the year ended December 31, 2016, totaling $1.3600 per share of common stock. On February 9, 2017, the Company declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017. Future dividends are subject to Board approval.

On December 5, 2016, j2 Global, Inc. completed the acquisition of Everyday Health pursuant to the Agreement and Plan of Merger, dated October 21, 2016, by and among j2, Ziff Davis, LLC (“Ziff Davis”), Project Echo Acquisition Corp, a wholly owned subsidiary of Ziff Davis, and Everyday Health. In connection with the completion of the acquisition, j2 entered into the Credit Agreement. Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $225.0 million (the “Credit Facility”), $180.0 million of which was drawn at the closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition (see Note 3 - Business Acquisitions). The Company must repay $30.0 million six months subsequent to the Closing Date.

In order to timely complete the Everyday Health acquisition, the Company also temporarily borrowed $126.8 million from its non-US subsidiaries. The temporary borrowing of foreign funds did not result in incremental U.S. tax expense for the year ended December 31, 2016 due to the availability of foreign tax credits. The Company has the ability, in the short term, to repay its non-U.S. subsidiaries from additional domestic financing or cash from its domestic operations. At December 31, 2016, the Company does not expect the borrowing from its non-U.S. subsidiaries to result in incremental U.S. tax expense in future periods due to the availability of foreign tax credits. Additionally, j2 is in the process of negotiating and expects to secure commitments for domestic-based financing that would provide further U.S. liquidity; however, there are no assurances that it will consummate such financing. The Company’s practice and intent is to continue to indefinitely reinvest earnings from its non-U.S. subsidiaries to support growth outside of the U.S. through funding of acquisitions, operating expenses, research and development expenses, capital expenditures and other cash needs of its non-U.S. subsidiaries. Should the Company’s domestic cash from operations and refinancing not result in liquidity sufficient to repay the loans from its foreign subsidiaries as anticipated, the Company could have a higher effective tax rate in future periods. It is not practical to estimate potential incremental U.S. taxes if U.S. liquidity does not meet the Company’s expectations.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $282.4 million, $229.1 million and $177.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2016 compared to 2015 was primarily attributable to an increase in depreciation and amortization, income tax payable, liability for uncertain tax positions and deferred income tax balances, additional amortization of financing costs and discounts and share-based compensation, partially offset by an increase in accounts receivable and decrease in other long term liabilities. The increase in our net cash provided by operating activities in 2015 compared to 2014 was primarily attributable to an increase in depreciation and amortization, additional amortization of financing costs and discounts, share-based compensation and an increase in accounts payable, accrued expense balances and long-term liabilities, partially offset by a decrease in the income tax payable and deferred income tax balances. Our prepaid tax payments were zero and $11.6 million at December 31, 2016 and 2015, respectively. Our cash and cash equivalents and short-term investments were $124.0 million, $335.2 million and $529.9 million at December 31, 2016, 2015 and 2014, respectively.

Net cash used in investing activities was $(448.9) million, $(335.7) million and $(275.5) million for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used in investing activities in 2016 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments. Net cash used in investing activities in 2015 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit. Net cash used in investing activities in 2014 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.

Net cash (used in) provided by financing activities was $41.2 million, $(67.4) million and $327.5 million for the year ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by financing activities in 2016 was primarily attributable to proceeds from a line of credit, exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock. Net cash used in by financing activities in 2015 was primarily attributable to dividends paid, deferred payments for acquisitions and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation. Net cash provided by financing activities in 2014 was primarily attributable to the proceeds from the sale of the Convertible Notes, proceeds from the exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock.

Stock Repurchase Program

Effective February 15, 2012, our Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 (see Note 21 - Subsequent Events for discussion regarding the extension of the share repurchase program to February 19, 2018).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (see Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2016:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$652,500	$—	$652,500
Long-term debt - interest (b)	33,081	66,163	39,344	—	138,588
Line of Credit - principal (c)	180,000	—	—	—	180,000
Operating leases (d)	14,799	25,848	16,728	16,845	74,220
Capital leases (e)	53	11	—	—	64
Telecom services and co-location facilities (f)	5,182	2,813	43	—	8,038
Holdback payment (g)	15,540	—	—	—	15,540
Contingent consideration (h)	20,000	—	—	—	20,000
Other (i)	718	—	—	—	718
Total	$269,373	$94,835	$708,615	$16,845	$1,089,668
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent principal on the line of credit (see Note 9 - Commitments and Contingencies). The associated interest is not included in the schedule above due its variable nature.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(e)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(i)	These amounts primarily represent certain consulting and Board of Director fee arrangements.

As of December 31, 2016, our liability for uncertain tax positions was $46.5 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

We have not presented contingent consideration (other than $20 million in contingent consideration associated with the acquisition of Ookla) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2017.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2016, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2016, we had no investments in debt securities with effective maturities greater than one year. As of December 31, 2016 and December 31, 2015, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $124.0 million and $255.5 million, respectively.

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

Foreign exchange losses were not material to our earnings in 2016, 2015 or 2014. For the years ended December 31, 2016, 2015 and 2014, foreign currency transaction losses amounted to $(0.7) million, $(0.1) million and $(0.1) million, respectively. During the year ended December 31, 2016 and 2015, cumulative translation adjustments included in other comprehensive income amounted to $(23.1) million and $(15.1) million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. (“Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of j2 Global, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 (w) to the consolidated financial statements, the Company changed the classification of deferred taxes in the consolidated balance sheet in 2016 due to the adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This change was applied prospectively. Also, as discussed in Note 2 (w) to the consolidated financial statements, the Company changed its method of presentation of debt issuance costs in 2016 due to the adoption of ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This change was applied retrospectively to all periods presented.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), j2 Global, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 1, 2017

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands, except share amounts)

	2016	2015
ASSETS
Cash and cash equivalents	$123,950	$255,530
Short-term investments	60	79,655
Accounts receivable, net of allowances of $7,988 and $4,261, respectively	199,871	114,680
Prepaid expenses and other current assets	24,118	25,722
Deferred income taxes, current	—	7,218
Total current assets	347,999	482,805
Long-term investments	—	78,563
Property and equipment, net	68,094	57,442
Trade names, net	115,853	118,965
Patent and patent licenses, net	13,928	18,841
Customer relationships, net	208,155	197,319
Goodwill	1,122,810	807,661
Other purchased intangibles, net	173,755	17,516
Deferred income taxes, non-current	5,289	—
Other assets	6,445	4,607
Total assets	$2,062,328	$1,783,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$178,071	$114,384
Income taxes payable	16,753	5,589
Deferred revenue, current	80,384	76,104
Line of credit	178,817	—
Capital lease, current	64	214
Deferred income taxes, current	—	363
Total current liabilities	454,089	196,654
Long-term debt	601,746	592,037
Deferred revenue, non-current	1,588	6,538
Capital lease, non-current	—	148
Liability for uncertain tax positions	46,537	35,917
Deferred income taxes, non-current	40,357	43,989
Other long-term liabilities	3,475	18,228
Total liabilities	1,147,792	893,511
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2016 and 2015, respectively; total issued and outstanding is zero and zero at December 31, 2016 and 2015, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2016 and 2015, respectively; total issued and outstanding is zero and zero at December 31, 2016 and 2015, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2016 and 2015; total issued and outstanding 47,443,716 and 47,950,677 shares at December 31, 2016 and 2015, respectively.	474	479
Additional paid-in capital	308,329	292,064
Retained earnings	660,382	626,789
Accumulated other comprehensive loss	(54,649)	(29,124)
Total stockholders’ equity	914,536	890,208
Total liabilities and stockholders’ equity	$2,062,328	$1,783,719

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share and per share data)

	2016	2015	2014
Total revenues	$874,255	$720,815	$599,030

Cost of revenues (1)	147,100	122,958	105,989
Gross profit	727,155	597,857	493,041
Operating expenses:
Sales and marketing (1)	206,871	159,009	141,967
Research, development and engineering (1)	38,046	34,329	30,680
General and administrative (1)	239,672	205,137	134,188
Total operating expenses	484,589	398,475	306,835
Income from operations	242,566	199,382	186,206
Interest expense, net	41,370	42,458	31,204
Other expense (income), net	(10,243)	5	(165)
Income before income taxes	211,439	156,919	155,167
Income tax expense	59,000	23,283	29,840
Net income	152,439	133,636	125,327
Less extinguishment of Series A preferred stock	—	—	(991)
Net income attributable to j2 Global, Inc. common shareholders	$152,439	$133,636	$124,336

Net income per common share:
Basic	$3.15	$2.76	$2.60
Diluted	$3.13	$2.73	$2.58
Weighted average shares outstanding:
Basic	47,668,357	47,627,853	46,778,015
Diluted	47,963,226	48,087,760	47,106,538
Cash dividends paid per common share	$1.36	$1.22	$1.10

(1) Includes share-based compensation expense as follows:
Cost of revenues	$436	$373	$345
Sales and marketing	1,782	2,435	1,944
Research, development and engineering	904	863	721
General and administrative	10,528	8,122	5,898
Total	$13,650	$11,793	$8,908

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014

Net Income	$152,439	$133,636	$125,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,076)	(15,058)	(14,694)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $1,495, ($4,556) and $2,757 for the year ended 2016, 2015 and 2014, respectively.	(2,449)	(6,939)	3,332
Other comprehensive loss, net of tax	(25,525)	(21,997)	(11,362)
Comprehensive Income	$126,914	$111,639	$113,965

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$152,439	$133,636	$125,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	122,091	93,213	62,953
Accretion and amortization of discount and premium of investments	1,031	1,207	1,334
Amortization of financing costs and discounts	9,818	9,105	5,045
Share-based compensation	13,650	11,793	8,908
Excess tax benefits from share-based compensation	(2,271)	(4,486)	(5,512)
Provision for doubtful accounts	13,169	6,872	4,702
Deferred income taxes, net	(13,779)	(17,083)	(10,033)
Gain on available-for-sale investments	(7,716)	(549)	(90)
Changes in assets and liabilities, net of effects of business combinations:
Decrease (increase) in:
Accounts receivable	(30,687)	(18,508)	(11,078)
Prepaid expenses and other current assets	(957)	1,461	(3,212)
Other assets	743	(602)	(42)
Increase (decrease) in:
Accounts payable and accrued expenses	6,363	8,757	(5,447)
Income taxes payable	25,409	3,578	10,797
Deferred revenue	(4,213)	(3,480)	(711)
Liability for uncertain tax positions	10,620	(5,718)	(6,313)
Other long-term liabilities	(13,323)	9,865	603
Net cash provided by operating activities	282,387	229,061	177,231
Cash flows from investing activities:
Maturity of certificates of deposit	—	65	14,520
Purchase of certificates of deposit	—	(62)	(65)
Maturity of available-for-sale investments	241,817	121,687	110,363
Purchase of available-for-sale investments	(80,918)	(135,832)	(138,452)
Purchases of property and equipment	(24,746)	(17,297)	(11,829)
Proceeds from sale of assets	—	—	608
Acquisition of businesses, net of cash received	(580,691)	(302,809)	(245,278)
Purchases of intangible assets	(4,321)	(1,455)	(5,336)
Net cash used in investing activities	(448,859)	(335,703)	(275,469)
Cash flows from financing activities:
Issuance of long-term debt	—	—	402,500
Debt issuance costs	—	—	(11,991)
Proceeds from line of credit, net	178,710	—	—
Repurchases of common and restricted stock	(56,496)	(3,674)	(5,663)
Issuance of common stock under employee stock purchase plan	254	260	265
Exercise of stock options	3,570	4,958	6,621
Dividends paid	(65,835)	(58,826)	(52,269)
Excess tax benefits from share-based compensation	2,271	4,486	5,512
Deferred payments for acquisitions	(20,832)	(14,271)	(16,512)
Other	(492)	(296)	(933)
Net cash (used in) provided by financing activities	41,150	(67,363)	327,530
Effect of exchange rate changes on cash and cash equivalents	(6,258)	(4,128)	(3,430)
Net change in cash and cash equivalents	(131,580)	(178,133)	225,862
Cash and cash equivalents at beginning of period	255,530	433,663	207,801
Cash and cash equivalents at end of period	$123,950	$255,530	$433,663

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share amounts)

					Preferred A			Preferred B	Additional		Accumulated	Total
	Common stock		Preferred Series A		Additional paid-	Preferred Series B		Additional paid-	paid-in	Retained	other comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in capital	Shares	Amount	in capital	capital	earnings	income/(loss)	equity
Balance, January 1, 2014	46,105,076	$461	5,064	$—	$4,774	4,155	$—	$6,575	$216,872	$484,850	$4,235	$706,418
Net income	—	—	—	—	—	—	—	—	—	125,327	—	125,327
Other comprehensive income, net of tax benefit $2,757	—	—	—	—	—	—	—	—	—	—	(11,362)	(11,362)
Dividends	—	—	—	—	—	—	—	—	—	(52,269)	—	(52,269)
Exercise of stock options	433,008	4	—	—	—	—	—	—	6,617	—	—	6,621
Issuance of shares under Employee Stock Purchase Plan	5,735	—	—	—	—	—	—	—	265	—	—	265
Equity portion of convertible debt	—	—	—	—	—	—	—	—	36,478	—	—	36,478
Vested restricted stock	565,713	6	—	—	—	—	—	—	(6)	—	—	—
Repurchase and retirement of common stock	(113,256)	(1)	—	—	—	—	—	—	(2,245)	(3,417)	—	(5,663)
Extinguishment of Series A preferred stock	235,665	2	(5,064)	—	(4,774)	—	—	—	989	(991)	—	—
Exchange of Series B preferred stock	177,573	2	—	—	—	(4,155)	—	(6,575)	(2)	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	8,824	84	—	8,908
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	5,512	—	—	5,512
Balance, December 31, 2014	47,409,514	$474	—	$—	$—	—	$—	$—	$273,304	$553,584	$(7,127)	$820,235
Net income	—	—	—	—	—	—	—	—	—	133,636	—	133,636
Other comprehensive income, net of tax benefit ($4,556)	—	—	—	—	—	—	—	—	—	—	(21,997)	(21,997)
Dividends	—	—	—	—	—	—	—	—	—	(58,826)	—	(58,826)
Exercise of stock options	221,221	2	—	—	—	—	—	—	4,956	—	—	4,958
Issuance of shares under Employee Stock Purchase Plan	4,020	—	—	—	—	—	—	—	260	—	—	260
Vested restricted stock	278,092	3	—	—	—	—	—	—	(3)	—	—	—
Repurchase and retirement of common stock	(53,904)	(1)	—	—	—	—	—	—	(1,955)	(1,718)	—	(3,674)
Exchange of Series B preferred stock	91,734	1	—	—	—	—	—	—	(1)	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	11,017	113	—	11,130
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	4,486	—	—	4,486
Balance, December 31, 2015	47,950,677	$479	—	$—	$—	—	$—	$—	$292,064	$626,789	$(29,124)	$890,208
Net income	—	—	—	—	—	—	—	—	—	152,439	—	152,439
Other comprehensive income, net of tax expense $1,495	—	—	—	—	—	—	—	—	—	—	(25,525)	(25,525)
Dividends	—	—	—	—	—	—	—	—	—	(65,835)	—	(65,835)
Exercise of stock options	142,870	1	—	—	—	—	—	—	3,569	—	—	3,570
Issuance of shares under Employee Stock Purchase Plan	3,918	—	—	—	—	—	—	—	254	—	—	254
Vested restricted stock	270,098	3	—	—	—	—	—	—	(3)	—	—	—
Repurchase and retirement of common stock	(1,015,584)	(10)	—	—	—	—	—	—	(3,344)	(53,142)	—	(56,496)
Exchange of Series B preferred stock	91,737	1	—	—	—	—	—	—	(1)	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	13,519	131	—	13,650
Excess tax benefit on share based compensation	—	—	—	—	—	—	—	—	2,271	—	—	2,271
Balance, December 31, 2016	47,443,716	$474	—	$—	$—	—	$—	$—	$308,329	$660,382	$(54,649)	$914,536

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the “Company”), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property (“IP”) to third parties. In addition, the Business Cloud Services Division includes j2 Cloud Connect, which is primarily focused on our voice and fax products. The Digital Media Division specializes in the technology, gaming, lifestyle and healthcare markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.
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

On August 10, 2016, j2 Cloud Services, Inc., a wholly owned subsidiary of the Company and a Delaware corporation, converted into a Delaware limited liability company which continues as j2 Cloud Services, LLC.

On August 12, 2016, all of the equity interests in Ziff Davis, LLC, a Delaware limited liability company, and all of the equity interests in Advanced Messaging Technologies, Inc., a Delaware corporation, held by j2 Cloud Services, LLC, a Delaware limited liability company, were distributed to j2 Global, the parent company of j2 Cloud Services, LLC.

(b)	Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to valuation and impairment of marketable securities, valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

(c)	Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves for the Company’s Business Cloud Services segment are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. These reserves for the Company’s Digital Media segment are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

(d)	Revenue Recognition

Business Cloud Services

The Company’s Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Along with our numerous proprietary Business Cloud Services solutions, the Company also generates revenues by reselling various third party solutions, primarily through our email security and online backup lines of business.  These third party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs.  The Company determines whether reseller revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to reseller revenue as the Company is the primary obligator in the arrangement, has latitude in determining pricing and bears all credit risk associated with our reseller program partners.

j2 Global’s Business Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Business Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

Digital Media

The Company’s Digital Media revenues primarily consist of revenues generated from the sale of advertising campaigns that are targeted to the Company’s proprietary websites and to those websites operated by third parties that are part of the Digital Media business’s advertising network. Revenues for these advertising campaigns are recognized as earned, either when an ad is placed for viewing by a visitor to the appropriate web page or when the visitor “clicks through” on the ad, depending upon the terms with the individual advertiser.

Revenues for Digital Media business-to-business operations consist of lead-generation campaigns for IT vendors and are recognized as earned when the Company delivers the qualified leads to the customer.

j2 Global also generates Digital Media revenues through the license of certain assets to clients, for the clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized when the assets are delivered to the client. Also, Digital Media revenues are generated through the license of certain speed testing technology which is recognized when delivered to the client through providing data services primarily to Internet Service Providers (“ISPs”) and wireless carriers which is recognized as earned over the term of the access period. The Digital Media business also generates other types of revenues, including business listing fees, subscriptions to online publications, and from other sources. Such other revenues are recognized as earned.

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

j2 Global complies with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of December 31, 2016, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2016, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company’s deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company’s deposits with financial institutions in other jurisdictions, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand and the Netherlands.

(k)	Foreign Currency

Some of j2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Net translation gain/(loss) was $(23.1) million, $(15.1) million and $(14.7) million for the years ended December 31, 2016, 2015 and 2014, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Net transaction gain/(loss) was $(0.7) million, $(0.1) million and $(0.1) million for the years ended December 31, 2016, 2015 and 2014, respectively.

(l)	Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under capital leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years.

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

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2016, 2015 or 2014.

(n)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. In connection with the annual impairment test for indefinite-lived intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon indefinite-lived intangible assets. The impairment testing for indefinite-lived intangible assets consists of comparing the carrying values to the fair values and an impairment loss is recorded if the carrying value exceeds the fair value. j2 Global completed the required impairment review at the end of 2016, 2015 and 2014 and concluded that there were no impairments. Consequently, no impairment charges were recorded.

(o)	Contingent Consideration

j2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 5 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014 was $96.8 million, $63.5 million and $60.5 million, respectively.

(v)	Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(w)	Recent Accounting Pronouncements

In May 2014, the FASB Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, which clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has adopted this guidance in the first quarter 2016 and has determined that there is no impact on our financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU provide guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance during the first quarter 2016 on a retrospective basis which resulted in a reclassification of 2015 debt issuance costs of $9.1 million from Other assets to Long-term debt in our Consolidated Balance Sheets. The adoption of this standard did not have a material impact on our financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted this ASU during the first quarter 2016 on a prospective basis. Adoption has resulted in a reclassification of our current deferred tax assets and deferred tax liabilities to the non-current deferred tax assets and deferred tax liabilities in our Consolidated Balance Sheets. No prior periods were retrospectively adjusted.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements and has yet to determine the overall impact this ASU is expected to have. The Company currently has both capital and operating leases both domestically and internationally with varying expiration dates through 2025 in the amount of $74.2 million for the period ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is evaluating the effect and methodology of adopting this new accounting guidance upon the Company’s results of operations, cash flows and financial position. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). This ASU is related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures and minimum statutory tax withholding requirements. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption and will continue to evaluate the effect of adopting this guidance upon the

Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. This ASU rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; (2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; (3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), which is codified in paragraph 605-50-S99-1; and (4) Accounting for Gas-Balancing Arrangements (i.e., use of the “entitlements method”), which is codified in paragraph 932-10-S99-5. This ASU becomes effective upon adoption of ASU 2014-09, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients to the guidance. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of this new standard on our financial statements. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company has not adopted this ASU and currently has determined there to be no impact of this ASU on our financial statements and related disclosures.

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

In November 2016, the FASB issued 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force. The amendments in this ASU require restricted cash and restricted cash equivalents to be classified in the Statement of Cash Flows as cash and cash equivalents. The guidance will be applied on a retrospective basis beginning with the earliest period presented. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In December 2016, the FASB issued 2016-19, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify, correct errors, or make minor improvements to the Codification. The Update includes simplification and minor improvements to topics on insurance and troubled debt restructuring that result in numerous editorial changes to the Codification. Most of the amendments in the Update do not require transition guidance and are effective upon issuance of the ASU. The remaining six amendments in this ASU have various adoption dates. The Company adopted this ASU during the fourth quarter 2016 on a prospective basis. Since this update is intended to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice, the adoption of this standard did not have a material impact on our financial statements.

In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU represent changes to clarify the Codification or to correct unintended application of guidance. Areas for correction or improvement include: Loan Guarantee Fees, Contract Costs - Impairment Testing, Contract Costs - Interaction of Impairment Testing with Guidance in Other Topics, Provisions for Losses on Construction-Type and Production Type Contracts, Scope of Topic 606, Disclosure of Remaining Performance Obligations, Disclosure of Prior-Period Performance Obligations, Contract Modification Example, Contract Asset versus Receivable, Refund Liability, Advertising Costs, Fixed-Odd Wagering Contracts in the Casino Industry and Cost Capitalization for Advisors to Private Funds and Public Funds. This ASU has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In January 2017, the FASB issued 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. The Company is currently evaluating the impact of this ASU on our financial statements and related disclosures.

In January 2017, the FASB issued 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments in this ASU add language to the SEC Staff Guidance in relation to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU provides the SEC Staff view that a registrant should consider additional quantitative and qualitative disclosures related to the previously mentioned ASUs in connection with the status and impact of their adoption. The Company adopted this ASU during the current quarter 2016. Since this update intended to add disclosures related to certain ASUs, the adoption of this standard did not have a material impact on our financial statements.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on our financial statements and related disclosures.

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

The Company completed the following acquisitions during the year ended December 31, 2016, paying the purchase price in cash for each transaction: (a) an asset purchase of VaultLogix, acquired on February 17, 2016, a Massachusetts-based provider of cloud data backup and storage for business clients; (b) a share purchase of the entire issued capital of Callstream Group Limited, acquired on March 3, 2016, a provider of cloud-based call management solutions to markets in the United Kingdom; (c) an asset purchase of Publicaster, acquired on April 1, 2016, a Maryland-based provider of email marketing services; (d) an asset purchase of SMTP, acquired on June 27, 2016, a Florida-based provider of cloud email services offering solutions ranging from sophisticated transactional email solutions to cost-effective Simple Mail Transfer Protocol (“SMTP”) relay services; (e) a share purchase of the entire issued capital of Integrated Global Concepts, Inc. (“IGC”), acquired on July 12, 2016, a Chicago-based provider of fax and voicemail services; (f) a share purchase of the entire issued capital of Front-safe A/S, acquired on July 15, 2016, a Denmark-based provider of cloud backup solutions; (g) an asset purchase of Fonebox Australia., acquired on October 18, 2016, an Australia-based provider of voice, call routing and virtual receptionist business; (h) a share purchase of all the outstanding shares of common stock of Everyday Health Inc. (“Everyday Health”), acquired on December 5, 2016, a New York-based provider of digital health and wellness solutions; and (i) other immaterial acquisitions of online data backup, email marketing, email security and digital media businesses.

The consolidated statement of income since the date of each acquisition and balance sheet, as of December 31, 2016, reflect the results of operations of all 2016 acquisitions. For the year ended December 31, 2016, these acquisitions contributed $52.9 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $596.1 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2016 acquisitions (in thousands):

Assets and Liabilities (1)	Valuation

Accounts receivable	$70,922
Other assets	11,730
Property and equipment	11,109
Trade names	5,866
Trademarks	70,300
Customer relationships	85,482
Other intangibles	91,264
Goodwill	333,190
Accounts payables and accrued expenses	(62,188)
Deferred revenue	(6,904)
Deferred tax liability	(14,503)
Capital lease	(194)
Total	$596,074
(1) In connection with the purchase of IGC, the majority of the value was associated with the 935,231 shares of j2 Global common stock held by IGC. The value associated with these shares was recorded as a separate transaction from the fax business and has been excluded from the schedule above.

During 2016, the purchase price accounting has been finalized for the following acquisitions: (i) LiveVault, (ii) Salesify, (iii) VaultLogix (iv) Callstream Group Limited, (v) Publicaster (vi) SMTP (vii) Integrated Global Concepts, Inc. (viii) Front-safe A/S and (ix) other immaterial fax, online data backup and digital media businesses. The initial accounting for all other 2016 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2016, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting in the Business Cloud Services segment which resulted in a net increase in goodwill in the amount of $0.8 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(5.0) million with a corresponding increase in trade names, net and other purchased intangibles, net (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Income for the year ended December 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the year ended December 31, 2016 is $333.2 million, of which $102.4 million is expected to be deductible for income tax purposes.

IGC
The Company acquired the entire issued capital of IGC on July 12, 2016 for a cash purchase price of approximately $6.3 million (excluding amounts allocated to the Company’s purchase of its common stock described below), net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

At the date of acquisition, IGC held 935,231 of the Company’s common stock which the Company determined should be treated as a separate transaction from the acquired fax and voicemail businesses. In order to determine the amount of purchase consideration allocable to the fax and voicemail business and the Company’s common stock, the Company used a relative fair value approach and concluded that the amounts of consideration allocable to the fax and voicemail business and the Company’s common stock were $6.3 million and $51.5 million, respectively. See Note 11 - Stockholders’ Equity for further discussion regarding the Company’s common stock acquired in connection with the IGC business combination.

Everyday Health

On December 5, 2016, the Company acquired all the outstanding shares of common stock of Everyday Health, $0.01 par value per share, at a purchase consideration $493.7 million (net of cash acquired and assumed liabilities) or $10.50 per share in cash, and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

Everyday Health is a leading provider of digital health and marketing and communication solutions. Everyday Health attracts a large and engaged audience of consumers and healthcare professionals to its premier health and wellness properties and utilizes its data and analytics expertise to deliver highly personalized content experiences and efficient and effective marketing and engagement solutions. Everyday Health enables consumers to manage their daily health and wellness needs, healthcare professionals to stay informed and make better decisions for their patients, and marketers, health payers and providers to communicate and engage with consumers and healthcare professionals to drive better health outcomes. Everyday Health’s content and solutions are delivered through multiple channels, including desktop, mobile web, mobile phone and tablet applications, as well as video and social media.

The Company acquired Everyday Health to bring together two leading digital media companies with complimentary visions and platforms to engage and monetize audiences. The combined company will be well positioned to deliver compelling benefits to customers with content that connects, informs and empowers audiences. The Company’s Digital Media segment maintains leading positions in the technology, gaming and men's lifestyle verticals with strong and well-established brands. Everyday Health adds a new vertical and set of market-leading trusted health properties to the portfolio while diversifying the company’s audience mix.

The consolidated statement of income, since the date of acquisition, and balance sheet, as of December 31, 2016, reflect the results of operations Everyday Health. For the year ended December 31, 2016, Everyday Health contributed $23.2 million to the Company’s revenues. Net income contributed by Everyday Health was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide.

The following table summarizes the allocation of the purchase consideration for the Everyday Health acquisition (in thousands):

Assets and Liabilities	Valuation

Cash	$15,918
Accounts receivable	67,968
Other assets	11,168
Property and equipment	6,494
Trademarks	70,300
Customer relationships	45,500
Other intangibles	88,267
Goodwill	263,988
Accounts payables and accrued expenses	(59,091)
Deferred revenue	(5,297)
Deferred tax liability	(11,500)
Total	$493,715

The initial accounting for the Everyday Health acquisition is substantially complete but is subject to change, which may be significant. Actual amounts recorded upon the finalization of these items may differ materially from the information presented in this Annual Report on Form 10-K.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with the Everyday Health acquisition during the year ended December 31, 2016 is $264.0 million, of which $65.4 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for Everyday Health Acquisition

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and Everyday Health been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from the Everyday Health business acquisition had it occurred on January 1, 2015 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the Everyday Health acquisition, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and Everyday Health as if the acquisition had occurred on January 1, 2015 (in thousands, except per share amounts):

	Year ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$1,082,813	$952,806
Net income	$103,541	$115,059
EPS - Basic	$2.14	$2.38
EPS - Diluted	$2.13	$2.35

Pro Forma Financial Information for All 2016 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, that j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2015 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2016 acquisitions as if each acquisition had occurred on January 1, 2015 (in thousands, except per share amounts):

	Year ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$1,102,510	$1,009,169
Net income	$108,822	$11,817
EPS - Basic	$2.25	$2.31
EPS - Diluted	$2.24	$2.29

2015

The Company completed the following acquisitions during the year ended December 31, 2015, paying the purchase price in cash for each transaction: (a) a share purchase of the entire issued share capital of Firstway, acquired on February 11, 2015, an Ireland-based distributor of FaxBOX® digital fax services; (b) an asset purchase of Nuvotera (formerly known as Spam Soap), acquired on February 13, 2015, a California-based supplier of email security; (c) an asset purchase of EmailDirect, acquired on February 19, 2015, a California-based provider of email marketing services; (d) an asset purchase of SugarSync®, Inc., acquired on March 23, 2015, a California-based provider of online file backup, synchronization and sharing assets; (e) an asset purchase of Popfax, acquired on September 23, 2015, a France-based global provider of internet fax services; (f) a stock purchase of the entire capital stock of Salesify, acquired on September 17, 2015, a California-based based provider of lead generation solutions; (g) an asset purchase of LiveVault®, acquired on September 30, 2015, a California-based global provider of data backup and recovery services; (h) a membership interest purchase of the entire units of Offers.com, acquired on December 31, 2015, a Texas-based and is an online marketplace connecting millions of consumers with discounts from thousands of leading merchants; and (i) certain other immaterial acquisitions of fax, online data backup and email businesses.

The consolidated statement of income since the date of each acquisition and balance sheet, as of December 31, 2015, reflect the results of operations of all 2015 acquisitions. For the year ended December 31, 2015, these acquisitions contributed $52.4 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities. Total consideration for these transactions was $314.0 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments.

The following table summarizes the allocation of the purchase consideration as follows (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$14,935
Other assets	1,415
Property and equipment	5,769
Software	18,764
Trade names	22,602
Customer relationships	98,027
Other intangibles	1,873
Goodwill	172,593
Accounts payables and accrued expenses	(9,684)
Deferred revenue	(10,764)
Deferred tax liability	(1,316)
Capital lease	(195)
Total	$314,019

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

Pro Forma Financial Information for 2015 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2014 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2015 acquisitions as if each acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

	Year ended
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)
Revenues	$823,904	$744,388
Net income	$159,408	$126,196
EPS - Basic	$3.29	$2.64
EPS - Diluted	$3.26	$2.62

2014

The Company completed the following acquisitions during year ended December 31, 2014, paying the purchase price in cash for each transaction: (a) all of the shares of City Numbers, acquired on January 14, 2014, a Birmingham, UK-based worldwide provider of inbound local, national and international toll free phone numbers in over 80 countries; (b) all of the shares and certain assets of Securstore, acquired on January 23, 2014, an Iceland-based provider of cloud backup and recovery services for corporate and enterprise networks; (c) all of the shares of Livedrive®, acquired on February 6, 2014, a UK-based provider of online backup with added file sync features for professionals and individuals; (d) certain assets of Faxmate, acquired on February 7, 2014, a Brisbane-based provider of Internet fax; (e) all of the shares of Critical Software Ltd., acquired on March 31, 2014, a UK-based Email Security and Management company operating under the brand name iCriticalTM; (f) all of the shares of The Online Backup Company, acquired on May 6, 2014, a Scandinavia-based provider of cloud backup, disaster recovery and file sharing solutions for corporate and enterprise networks; (g) all of the shares and certain assets of eMedia Communications LLC, acquired on June 3, 2014, a provider of research to IT buyers and leads to IT vendors; (h) asset purchase of Contactology, Inc., acquired on July 17, 2014, a North Carolina-based provider of email marketing services; (i) certain assets of Back Up My Info!, acquired on July 30, 2014, a New York-based company focusing primarily on backup supporting small to mid-sized businesses in a variety of industries around the world; (j) certain assets of Web24, acquired on September 10, 2014, a Melbourne-based company which offers domain name, web hosting, dedicated or shared servers and related services primarily to small and mid-sized businesses in Australia and elsewhere; (k) all of the units of Excel Micro, acquired on September 30, 2014, a Philadelphia-based cloud email security and archiving solutions; (l) all of the units of Scene LLC (“Ookla”), acquired on December 1, 2014, a Washington-based leading provider of broadband and mobile speed testing; (m) all of the shares of NCSG Holding AB (“Stay Secure”), acquired on December 17, 2014, a Swedish-based provider of e-mail and web security services; (n) all of the shares of Comendo A/S, acquired on December 22, 2014, a Danish-based provider of e-mail security; (o) certain assets of TestudoData LLC, acquired on December 31, 2014, a Nevada-based provider of e-mail security; and (p) certain other immaterial acquisitions of fax, online data backup and application businesses.

The consolidated statement of income since the date of the each acquisitions and balance sheet as of December 31, 2014 reflect the results of operations of all 2014 acquisitions. For the year ended December 31, 2014, these acquisitions contributed $51.9 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities. Total consideration for these transactions was $300.2 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments.

The following table summarizes the allocation of the purchase consideration as follows (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$18,024
Other assets	5,500
Property and equipment	10,022
Deferred tax asset	419
Software	9,836
Trade names	28,192
Customer relationships	98,498
Other intangibles	2,121
Goodwill	184,837
Accounts payables and accrued expenses	(14,338)
Deferred revenue	(29,182)
Deferred tax liability	(12,328)
Capital lease	(1,361)
Total	$300,240

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

Pro Forma Financial Information for 2014 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated financial position or results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the period presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2013 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2014 acquisitions as if each acquisition had occurred on January 1, 2013 (in thousands, except per share amounts):

	Year ended
	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)
Revenues	$672,701	$626,906
Net income	$119,773	$132,480
EPS - Basic	$2.51	$2.85
EPS - Diluted	$2.49	$2.81

4.	Investments

Short-term investments consist generally of corporate and governmental debt securities and certificates of deposits which are stated at fair market value. Realized gains and losses of short- and long-term investments are recorded using the specific identification method, average cost method or other method, as appropriate.

The following table summarizes j2 Global’s debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2016	December 31, 2015
Due within 1 year	$—	$56,940
Due within more than 1 year but less than 5 years	—	78,248
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	315
Total	$—	$135,503

The following table summarizes the Company’s investments (in thousands):

	December 31, 2016	December 31, 2015
Available-for-sale	$—	$158,158
Certificates of deposit	60	60
Total	$60	$158,218

During the third quarter of 2016, the Company sold its strategic investment in Carbonite resulting in recognized gains before tax of $7.6 million ($2.9 million of income tax), which is reflected in the Condensed Consolidated Statements of Income. In connection with the acquisition of Everyday Health (see Note 3 - Business Acquisitions), j2 Global liquidated all of its remaining available-for-sale investments to facilitate this transaction.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available for sale as of December 31, 2016 and December 31, 2015 aggregated by major security type (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Corporate debt securities	$—	$—	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—
Debt securities issued by states of the United States and political subdivisions of the states	—	—	—	—
Equity securities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2015
Corporate debt securities	$88,852	$110	$(213)	$88,749
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	40,715	—	(63)	40,652
Debt securities issued by states of the United States and political subdivisions of the states	6,111	2	(10)	6,103
Equity securities	18,536	4,118	—	22,654
Total	$154,214	$4,230	$(286)	$158,158

For the years ended December 31, 2016, 2015 and 2014, the Company recorded realized gains from the sale of investments of approximately $7.7 million, $0.5 million and $0.1 million, respectively.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$—	$—	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—	—	—
Debt securities issued by states of the United States and political subdivisions of the states	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$74,807	$(212)	$1,000	$(1)	$75,807	$(213)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	38,004	(62)	649	(1)	38,653	(63)
Debt securities issued by states of the United States and political subdivisions of the states	4,189	(10)	—	—	4,189	(10)
Total	$117,000	$(284)	$1,649	$(2)	$118,649	$(286)

During the years ended December 31, 2016 and December 31, 2015, we did not recognize any other-than-temporary impairment losses.

5.	Fair Value Measurements

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

The Company’s money market funds and its marketable equity securities are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The Company’s debt investments, time deposits, and commercial paper, all of which have counterparties with high credit ratings, are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of the Convertible Notes (see Note 8 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt was $792.2 million and $790.5 million, at December 31, 2016 and December 31, 2015, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with the acquisitions of Ookla and Salesify within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization (“EBITDA”) thresholds being reached. Such valuation approach included a Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$7,737	$—	$—	$7,737
Time deposits	—	—	—	—
Certificates of Deposit	—	60	—	60
Equity securities	—	—	—	—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—
Debt securities issued by states of the United States and political subdivisions of the states	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Total assets measured at fair value	$7,737	$60	$—	$7,797

Liabilities:
Contingent consideration	$—	$—	$17,450	$17,450
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,450	$18,408

December 31, 2015	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$46,867	$—	$—	$46,867
Time deposits	—	3,004	—	3,004
Certificates of Deposit	—	60	—	60
Equity securities	22,654	—	—	22,654
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	40,652	—	40,652
Debt securities issued by states of the United States and political subdivisions of the states	—	6,103	—	6,103
Corporate debt securities	—	88,749	—	88,749
Total assets measured at fair value	$69,521	$138,568	$—	$208,089

Liabilities:
Contingent consideration	$—	$—	$30,600	$30,600
Contingent interest derivative	—	1,450	—	1,450
Total liabilities measured at fair value	$—	$1,450	$30,600	$32,050

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the years ended December 31, 2016 and 2015, there were no transfers that have occurred between levels.

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2015	$15,000
Contingent consideration	(600)	Not Applicable
Total fair value adjustments reported in earnings	16,200
Balance as of December 31, 2015	$30,600
Contingent consideration	$—
Total fair value adjustments reported in earnings	4,850	General and administrative
Contingent consideration payments	(18,000)	Not Applicable
Balance as of December 31, 2016	$17,450

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $17.0 million and $25.0 million at December 31, 2016 and 2015, respectively. Due to the Company achieving certain earnings targets for the year ended December 31, 2016, $20.0 million ($17.0 million of contingent consideration and $3.0 million of compensation) has been reclassified to current liabilities on the consolidated balance sheet and is payable in the first quarter 2017.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $0.6 million and $5.6 million at December 31, 2016 and 2015, respectively, which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2016.

During the year ended December 31, 2016, the Company recorded a net increase in the fair value of the contingent consideration of $4.9 million and reported such increase in general and administrative expenses.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2015	$742
Total fair value adjustments reported in earnings	708	Interest expense, net
Balance as of December 31, 2015	$1,450
Total fair value adjustments reported in earnings	(492)	Interest expense, net
Balance as of December 31, 2016	$958

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Computers and related equipment	$173,103	$135,360
Furniture and equipment	1,928	1,710
Leasehold improvements	12,929	10,603
	187,960	147,673
Less: Accumulated depreciation and amortization	(119,866)	(90,231)
Total property and equipment, net	$68,094	$57,442

Depreciation and amortization expense was $26.8 million, $19.2 million and $15.5 million for the year ended December 31, 2016, 2015 and 2014, respectively.

Total disposals of long-lived assets for the year ended December 31, 2016, 2015 and 2014 was zero, zero and $0.6 million, respectively.

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

The changes in carrying amounts of goodwill for the year ended December 31, 2016 and 2015 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2015	$390,063	$245,612	$635,675
Goodwill acquired	108,913	63,680	172,593
Purchase Accounting Adjustments	10,900	(4,289)	6,611
Foreign exchange translation	(7,158)	(60)	(7,218)
Balance as of December 31, 2015	$502,718	$304,943	$807,661
Goodwill acquired	69,202	263,988	333,190
Purchase accounting adjustments	816	(4,957)	(4,141)
Foreign exchange translation	(13,584)	(316)	(13,900)
Balance as of December 31, 2016	$559,152	$563,658	$1,122,810

Purchase accounting adjustments relate to adjustments to goodwill in connection with prior years business acquisitions. See Note 3 - Business Acquisitions - for a discussion related to purchase accounting adjustments.

Intangible assets are summarized as of December 31, 2016 and 2015 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2016	2015
Trade names	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2016 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2016 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. j2 Global concluded that there were no impairments in 2016, 2015 and 2014.

Intangible Assets Subject to Amortization:

As of December 31, 2016, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.5 years	$127,342	$38,868	$88,474
Patent and patent licenses	6.6 years	65,605	51,677	13,928
Customer relationships (1)	9.6 years	390,930	182,775	208,155
Other purchased intangibles	6.0 years	195,913	27,590	168,323
Total		$779,790	$300,910	$478,880

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

During the year ended December 31, 2016, the Company acquired Everyday Health (see Note 3 - Business Acquisitions). The identified intangible assets recognized as part of the acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	December 31, 2016
	Weighted-Average Amortization Period	Fair Value
Trademarks	5.2 years	70,300
Customer relationships	10.1 years	45,500
Other purchased intangibles	1.7 years	88,267
Total		$204,067

During the year ended December 31, 2016, the Company completed 21 other acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	December 31, 2016
	Weighted-Average Amortization Period	Fair Value
Trade names	6.3 years	$5,866
Customer relationships	7.5 years	39,982
Other purchased intangibles	3.3 years	2,997
Total		$48,845

During the year ended December 31, 2015, the Company completed 24 acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	December 31, 2015
	Weighted-Average Amortization Period	Fair Value
Trade names	4.6 years	$22,602
Customer relationships	7.4 years	98,027
Other purchased intangibles	3.7 years	1,873
Total		$122,502

As of December 31, 2015, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	12.0 years	$117,753	$26,167	$91,586
Patent and patent licenses	8.3 years	64,258	45,417	18,841
Customer relationships (1)	9.4 years	313,909	116,590	197,319
Other purchased intangibles	4.2 years	33,088	21,004	12,084
Total		$529,008	$209,178	$319,830

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at December 31, 2016 are as follows (in thousands):

Fiscal Year:
2017	$117,544
2018	96,423
2019	75,542
2020	34,991
2121	28,082
Thereafter	126,298
Total expected amortization expense	$478,880

Amortization expense was $95.3 million, $74.0 million and $47.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.	Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company’s subsidiaries, issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Senior Notes”) due August 1, 2020. j2 Cloud Services received proceeds of $245 million in cash, net of initial purchaser’s discounts and commissions of $5 million. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. In connection with the issuance of Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services and subsidiaries designated as restricted subsidiaries have a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of December 31, 2016, j2 Cloud Services was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of December 31, 2016 and 2015, the estimated fair value of the Senior Notes was approximately $275.4 million and $262.2 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes as of December 31, 2016 and 2015, respectively.

3.25% Convertible Notes

On June 10, 2014, j2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “Convertible Notes”). j2 Global received proceeds of $391.4 million in cash, net of underwriters’ discounts and commissions. The net proceeds were available for general corporate purposes. The Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the Convertible Notes will be in addition to the regular interest payable on the Convertible Notes.

Holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of j2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of j2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if j2 Global calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. j2 Global will settle conversions of Convertible Notes by paying or delivering, as the case may be, cash, shares of j2 Global common stock or a combination thereof at j2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock.

As of December 31, 2016, the conversion rate is 14.5078 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.93 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

The Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, including in respect of j2 Global’s guarantee of the obligations of our subsidiary, j2 Cloud Services, with respect to its outstanding Senior Notes; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of December 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 4.5 years.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2016 and 2015, the estimated fair value of the Convertible Notes was approximately $516.8 million and $528.3 million, respectively.

As of December 31, 2016 and 2015, the if-converted value of our Convertible Notes exceeded the principal amount of $402.5 million by $75.2 million and $76.2 million, respectively.

The following table provides additional information related to our Convertible Notes (in thousands):

	2016	2015
Additional paid-in capital	$37,700	$37,700
Principal amount of Convertible Notes	$402,500	$402,500
Unamortized discount of the liability component	40,356	48,064
Carrying amount of debt issuance costs	7,002	8,219
Net carrying amount of Convertible Notes	$355,142	$346,217

The following table provides the components of interest expense related to our Convertible Notes (in thousands):

	2016	2015	2014
Cash interest expense (coupon interest expense)	$13,081	$13,081	$6,980
Non-cash amortization of discount on Convertible Notes	7,707	7,274	3,712
Amortization of debt issuance costs	1,217	1,109	551
Total interest expense related to Convertible Notes	$22,005	$21,464	$11,243

Long-term debt as of December 31, 2016 and 2015 consists of the following (in thousands):

	2016	2015
Senior Notes	$247,359	$246,750
Convertible Notes	362,144	354,436
Less: Deferred issuance costs(1)	(7,757)	(9,149)
Total long-term debt	$601,746	$592,037
Less: Current portion	—	—
Total long-term debt, less current portion	$601,746	$592,037

(1) The Company adopted ASU 2015-03 Interest - Imputation Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016 on a retrospective basis. At December 31, 2015, $9.1 million of deferred issuance costs were classified as a reduction of Long-term debt on our consolidated balance sheets.

At December 31, 2016, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2017	$—
2018	—
2019	—
2020	250,000
2021	402,500
Thereafter	—
$652,500

Interest expense was $42.7 million, $43.6 million and $32.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	Commitments and Contingencies

Litigation

From time to time, j2 Global and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against j2 Global and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.

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

On January 18, 2013, Paldo Sign and Display Co. filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing putative class action pending in the U.S. District Court for the Northern District of Illinois (the “Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of a j2 Global affiliate’s systems to send unsolicited facsimile transmissions. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. On August 23, 2013, a second plaintiff, Sabon, Inc., was added. On March 7, 2016, the j2 Global affiliates moved for summary judgment on all remaining claims. The summary judgment motions are pending. The Northern District of Illinois has not yet addressed class certification.

On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (the “Northern District of Georgia”) (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added various common law claims. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, all remaining claims were dismissed on summary judgment. Huster filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) on February 26, 2016 (No. 16-1639). The appeal is pending.

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

On June 23, 2014, Andre Free-Vychine (“Free-Vychine”) filed a putative class action against two j2 Global affiliates in the Superior Court for the State of California, County of Los Angeles (“Los Angeles Superior Court”) (No. BC549422). The complaint alleged two California statutory violations relating to late fees levied in certain eVoice® accounts. Free-Vychine sought, among other things, damages and injunctive relief on behalf of himself and a purported nationwide class of similarly situated persons. On August 26, 2014, Law Enforcement Officers, Inc. (“LEO”) and IV Pit Stop, Inc. (“IV Pit Stop”) filed a separate putative class action against the same j2 Global affiliates in Los Angeles Superior Court (No. BC555721). The complaint alleged three California statutory violations, negligence, breach of the implied covenant of good faith and fair dealing, and various other common law claims relating to late fees levied on any of the j2 Global affiliates’ customers, including those with eVoice® and Onebox® accounts. LEO and IV Pit Stop sought, among other things, damages and injunctive relief on behalf of themselves and a purported nationwide class of similarly situated persons. On September 29, 2014, the Los Angeles Superior Court related and consolidated both cases for discovery purposes. On March 13, 2015, a third amended complaint was filed in the case brought by LEO, which no longer included IV Pit Stop as a plaintiff but added Christopher Dancel (“Dancel”) as a plaintiff. On June 26, 2015, the case filed by Free-Vychine was dismissed pursuant to a settlement agreement. On October 7, 2015, the parties in the case brought by LEO and Dancel reached a tentative class-based settlement. On September 12, 2016, the Los Angeles Superior Court certified the class for settlement purposes only and provided its preliminary approved the settlement. The court will consider final approval of the settlement in early 2017.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. That motion is fully briefed and pending before the court.

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

The Company has not accrued for any material loss contingencies relating to these legal proceedings because unfavorable outcomes are not considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

Credit Agreement

On December 5, 2016, j2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $225.0 million (the “Credit Facility”). $180.0 million of which was drawn at closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition (see Note 3 - Business Acquisitions) reducing the amount available to the Company to borrow to $45.0 million. The Company must repay $30.0 million six months subsequent to the Closing Date.

At the Company’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) the London interbank offered rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) (the “Eurocurrency Rate”) or (ii) a base rate (the “Base Rate”) equal to the highest of (x) the federal funds rate, plus 0.50%, (y) the Reference Rate (as defined in the Credit Agreement) then in effect and (z) the Eurocurrency Rate for an interest period of one month, plus 1.0%, in each case, plus an applicable margin. Until the date that is six months after the Closing Date, the applicable margin relating to any Eurocurrency Rate loan is 1.75% and the applicable margin relating to any Base Rate loan is 0.75%. From and after the date that is six months after the Closing Date, the applicable margin relating to any Eurocurrency Rate loan is 2.25% and the applicable margin relating to any Base Rate loan is 1.25%.

The final maturity of the Credit Facility will occur on December 4, 2017 (the “Maturity Date”). j2 Global is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty. Amounts repaid cannot be re-borrowed. The Company is required to make mandatory prepayments of loans under the Credit Facility with (i) net cash proceeds from issuances of debt (other than certain permitted debt), (ii) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions) and (iii) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions). The Company is also required to make prepayments of loans under the Credit Facility in the amount equal to the then-outstanding loans under the Credit Facility minus $150.0 million, if on the date that is six months after the Closing Date, the aggregate principal amount of the loans under the Credit Facility is greater than $150.0 million.

The obligations under the Credit Facility and certain cash management and hedging obligations are and will be fully and unconditionally guaranteed by certain of j2 Global’s existing and subsequently acquired or organized direct and indirect subsidiaries (including Ziff Davis, LLC and Everyday Health) pursuant to a guarantee agreement and secured by a lien on the equity interests of certain of j2 Global’s subsidiaries, subject to customary exceptions.

The Credit Agreement contains financial maintenance covenants, including maintenance of (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.25:1.00; and (ii) a minimum Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million for any fiscal quarter. The Credit Agreement also contains restrictive covenants that limit, among other things, the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. j2 Global was in compliance with all such covenants. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency.

The Company has capitalized the total of $1.3 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of December 31, 2016, these debt issuance costs, net of amortization, were $1.2 million. The related interest expense was $0.3 million for the year ended December 31, 2016.

Operating Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2025. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments at December 31, 2016 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2017	$14,799
2018	13,823
2019	12,025
2020	8,799
2021	7,929
Thereafter	16,845
Total minimum lease payments	$74,220

Rental expense for the years ended December 31, 2016, 2015 and 2014 was $10.6 million, $9.0 million and $9.7 million, respectively.

Sublease

Total sublease income for the years ended December 31, 2016, 2015 and 2014 was $0.6 million and $0.5 million and $0.1 million, respectively. Total estimated aggregate sublease income to be received in the future is $1.3 million.

Capital Leases

As of December 31, 2016 and 2015, assets held under capital leases are as follows (in thousands):

	2016	2015
Capital leases	$1,967	$870
Less: Accumulated depreciation	(1,915)	(617)
Total capital leases, net	$52	$253

Future minimum payments at December 31, 2016 under all capital leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Future Payments
Fiscal Year:
2017	$53
2018	11
2019	—
2020	—
2021	—
Thereafter	—
Total minimum lease payments	$64

Depreciation expense under capital leases for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.2 million and $0.4 million, respectively.

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
The Company is currently under audit for indirect taxes in several states and municipalities. On February 27, 2013, the Office of Finance for the City of Los Angeles (the “Los Angeles Office of Finance”) issued assessments to a j2 Global affiliate for business and communications taxes for the period of January 1, 2009 through December 31, 2012. On September 11, 2014, the Los Angeles Office of Finance issued revised assessments to a j2 Global affiliate increasing such affiliate’s liability to the City of Los Angeles. On April 30, 2015, the Los Angeles Office of Finance Board of Review denied the j2 Global affiliate’s request to abate the assessments. The j2 Global affiliate paid the assessments and requested the abatement of penalties. On November 2, 2016, the j2 Global affiliate reached an agreement with the City of Los Angeles to obtain a refund of a portion of the assessments paid. The refund was received December 1, 2016. In addition, on August 24, 2016, the Los Angeles Office of Finance notified the j2 Global affiliate that it will commence an audit of business and communications taxes for the period January 1, 2013 through December 31, 2016. For other jurisdictions, we currently have no reserves established for these matters, as we have determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

10.	Income Taxes

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$46,293	$21,745	$22,074
State	3,874	1,805	3,822
Foreign	22,612	16,816	13,977
Total current	72,779	40,366	39,873

Deferred:
Federal	(6,822)	(8,581)	(958)
State	(330)	(3,462)	(5,019)
Foreign	(6,627)	(5,040)	(4,056)
Total deferred	(13,779)	(17,083)	(10,033)
Total provision	$59,000	$23,283	$29,840

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory tax rate	35%	35%	35%
State income taxes, net	1.1	0.3	0.6
Foreign rate differential	(14.6)	(15.8)	(13.8)
Foreign income inclusion	9.4	5.4	5.8
Foreign tax credit	(5.5)	(6.1)	(6.4)
Reserve for uncertain tax positions	4.7	(3.3)	(2.2)
Valuation allowance	(1.0)	1.8	2.6
IRC Section 199 deductions	(1.1)	(1.2)	(0.5)
Other	(0.1)	(1.3)	(1.9)
Effective tax rates	27.9%	14.8%	19.2%

The Company’s effective rate for each year is normally lower than the 35% U.S. federal statutory plus applicable state income tax rates primarily due to earnings of j2 Global’s subsidiaries outside of the U.S. in jurisdictions where the effective tax rate is lower than in the U.S.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$59,806	$11,559
Tax credit carryforwards	16,281	18,341
Accrued expenses	14,759	12,156
Allowance for bad debt	2,624	1,169
Share-based compensation expense	5,631	4,308
Basis difference in fixed assets	2,195	—
Impairment of investments	74	74
Deferred revenue	2,361	3,232
State taxes	1,758	522
Other	9,227	7,458
	114,716	58,819
Less: valuation allowance	(12,028)	(14,242)
Total deferred tax assets	$102,688	$44,577

Deferred tax liabilities:
Basis difference in fixed assets	$—	$(5,457)
Basis difference in intangible assets	(98,830)	(41,351)
Prepaid insurance	(246)	(482)
Convertible debt	(36,592)	(31,091)
Other	(2,088)	(3,330)
Total deferred tax liabilities	(137,756)	(81,711)
Net deferred tax liabilities	$(35,068)	$(37,134)

The Company had approximately $102.7 million and $44.6 million in deferred tax assets as of December 31, 2016 and 2015, respectively, related primarily to net operating loss carryforwards, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2016, the Company had federal net operating loss carryforwards (“NOLs”) of $144.0 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036. The $144.0 million NOL carryforward amount includes $130.6 million acquired pursuant to the Everyday Health transaction (see Note 3 - Business Acquisitions). As of December 31, 2016, the Company had credits for Alternative Minimum Tax (“AMT”) of $0.9 million which was acquired pursuant to the Everyday Health transaction. The AMT credits have an indefinite life; however, these credits are subject to utilization restrictions similar to the restrictions placed on NOL utilization.

As of December 31, 2016 and 2015, the Company has foreign tax credits of $11.9 million and $14.0 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of $11.9 million and $14.0 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits expire through the year 2025. In addition, as of December 31, 2016 and 2015, the Company had state research and development tax credits of $3.5 million and $3.7 million, respectively, which last indefinitely. As of December 31, 2016 and 2015, the Company had state enterprise zone tax credits of zero and $0.6 million, respectively.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were zero and $11.6 million at December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, the total amount of unrecognized tax benefits was $41.2 million, of which $37.0 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2015, the total amount of unrecognized tax benefits was $32.5 million, of which $29.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2014, the total amount of unrecognized tax benefits was $34.6 million, of which $32.7 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2016, 2015 and 2014, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$32,536	$34,635	$40,888
Increases related to tax positions during a prior year	2,082	10,361	919
Decreases related to tax positions taken during a prior year	—	(17,107)	(8,284)
Increases related to tax positions taken in the current year	6,703	8,841	3,765
Settlements	—	(4,194)	(1,524)
Decreases related to expiration of statute of limitations	(103)	—	(1,129)
Ending balance	$41,218	$32,536	$34,635

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2016, 2015 and 2014, the total amount of interest and penalties accrued was $5.3 million, $3.4 million and $2.9 million, respectively, which is classified as non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty (benefit) expense in 2016, 2015 and 2014 of $1.9 million, $(1.4) million and $(0.1) million, respectively.

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations due to ongoing audits. As a result of ongoing federal, state and foreign income tax audits (discussed below), it is reasonably possible that our entire reserve for uncertain income tax positions for the periods under audit will be released. It is also reasonably possible that the Company’s reserves will be inadequate to cover the entire amount of any such income tax liability.

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2016 because it intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings and would generate foreign tax credits that would reduce the federal tax liability. As of December 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $540.0 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $84.8 million, $61.0 million and $79.4 million for the year ended December 31, 2016, 2015 and 2014, respectively, and income from foreign operations of $126.6 million, $95.9 million and $75.8 million for the year ended December 31, 2016, 2015 and 2014, respectively.

Income Tax Audits:

In November 2015, the U.S. Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2012 and 2013 tax years. In March 2016, the IRS expanded its income tax audit to include the Company’s 2014 tax year. j2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years.

The Company is under income tax audit by the New York State Department of Taxation and Finance for tax years 2011 through 2013. j2 Global was under income tax audit by the New York City Department of Finance (“NYC”) for its tax years 2009 through 2011. In February 2016, j2 Global settled its NYC audit for approximately $26,000.

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

11.	Stockholders’ Equity

j2 Preferred Stock

In connection with the December 31, 2013 reorganization of Ziff Davis, Inc. (“ZD Inc.”) into Ziff Davis, LLC (“ZD LLC”) and the Company’s acquisition of all of the minority holders’ equity interests in ZD Inc., the Company issued j2 Series A Preferred Stock (“j2 Series A Stock”) and j2 Series B Preferred Stock (“j2 Series B Stock”).

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

The j2 Series A Stock has a liquidation preference over the j2 Series B Stock and a liquidation preference over j2 common stock in an amount up to, with respect to all shares of j2 Series A Stock, 2.4449% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company, after reduction in respect of certain senior interests (the “series A minority portion”), but in no event in an amount that exceeds the stated value of the j2 Series A Stock increased at a compounded annual rate of 15% (the “series A cap”) and in no event in an amount that exceeds the lesser of the Company’s assets available for distribution and 2.4449% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company.

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

The j2 Series B Stock will have a liquidation preference junior to the liquidation preference of the j2 Series A Stock and a liquidation preference over the j2 common stock in an amount up to, with respect to all shares of j2 Series B Stock, 9.5579% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company, after reduction in respect of the j2 Series A Stock and certain other senior interests (the “series B minority portion”), but in no event in an amount that exceeds the lesser of the Company’s assets available for distribution and 9.5579% of the assets of ZD LLC and its subsidiaries legally available for distribution to the Company.

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

Preferred Stock Exchange

In November 2014, the Company provided holders of j2 Series A Stock and j2 Series B Stock an exchange right in which shares may be exchanged for j2 common stock. The exchange right associated with the shares of j2 Series A Stock were immediately exercisable at an exchange ratio of 20.4319 shares of j2 common stock per share of j2 Series A Stock (the “Series A Exchange Ratio”). Both holders of the j2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of j2 common stock. The exchange right associated with the vested shares of the j2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of j2 common stock per share of j2 Series B Stock (the “Series B Exchange Ratio”). Holders of vested j2 Series B Stock exercised this exchange right which resulted in the issuance of 91,737 and 91,734 shares of j2 common stock during fiscal years 2016 and 2015, respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the Series A, the Company recorded the difference between the carrying value of the Series A and the fair value of the j2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with Series B, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of $1.3 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. The remaining amount of unrecognized incremental fair value will be recognized over the remaining service period.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. No shares were repurchased under the share repurchase program for the year ended December 31, 2016 and 2015. Cumulatively at December 31, 2016, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (see Note 3 - Business Acquisitions). As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2016, the Company purchased 80,353 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2016 and 2015:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2015	$0.2925	February 23, 2015	March 9, 2015
May 6, 2015	$0.3000	May 19, 2015	June 3, 2015
August 3, 2015	$0.3075	August 17, 2015	September 1, 2015
November 3, 2015	$0.3150	November 17, 2015	December 3, 2015
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016

On February 9, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017 (see Note 21 - Subsequent Events). Future dividends will be subject to Board approval.

12.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan, the 2007 Stock Plan, the 2015 Stock Plan and the 2001 Employee Stock Purchase Plan. Each plan is described below.

(a)	Second Amended and Restated 1997 Stock Option Plan, the 2007 Stock Option Plan and the 2015 Stock Option Plan

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

In May 2015, j2 Global’s Board of Directors adopted the j2 Global, Inc. 2015 Stock Option Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted.

At December 31, 2016, 2015 and 2014, options to purchase 353,258, 457,792 and 618,437 shares of common stock were exercisable under and outside of the 2015 Plan, the 2007 Plan and the 1997 Plan combined, at weighted average exercise prices of $26.10, $24.78 and $23.77, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,175,657	$21.08
Granted	—	—
Exercised	(433,008)	15.70
Canceled	(17,000)	29.85
Options outstanding at December 31, 2014	725,649	$24.29
Granted	62,000	67.35
Exercised	(221,221)	22.41
Canceled	—	—
Options outstanding at December 31, 2015	566,428	$29.74
Granted	—	—
Exercised	(142,870)	26.04
Canceled	(9,700)	26.92
Options outstanding at December 31, 2016	413,858	$31.09	3.8	$20,988,138
Exercisable at December 31, 2016	353,258	$26.10	3.1	$19,676,668
Vested and expected to vest at December 31, 2016	402,809	$30.14	3.7	$20,809,814

For the years ended December 31, 2016, 2015 and 2014, j2 Global granted zero, 62,000 and zero options, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2015 was $15.22. There were no stock options granted during the years 2016 and 2014.

The total intrinsic values of options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $10.5 million and $14.6 million, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.7 million and $2.3 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $5.0 million and $6.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $1.9 million, $3.7 million and $5.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2016:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2016	Weighted Average Exercise Price
$17.19	24,000	2.18 years	$17.19	24,000	$17.19
20.91	45,558	1.34 years	20.91	45,558	20.91
21.67	53,376	2.35 years	21.67	53,376	21.67
21.88	347	0.95 years	21.88	347	21.88
22.92	84,092	3.35 years	22.92	84,092	22.92
24.61 - 28.52	29,200	3.18 years	26.67	23,200	26.79
29.34	75,585	4.36 years	29.34	75,585	29.34
29.53 - 31.07	21,700	5.05 years	30.06	16,700	30.22
32.45	18,000	0.59 years	32.45	18,000	32.45
67.35	62,000	8.35 years	67.35	12,400	67.35
$17.19 - $67.35	413,858	3.82 years	$31.09	353,258	$26.10

As discussed in Note 11 - Stockholders’ Equity, the Company provided holders of j2 Series B Stock an exchange right in which j2 Series B Stock may be exchanged for j2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2016, there were 3,738,654 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan, and no additional shares are available for grant under or outside of the 2007 and 1997 Plans.

The Company recognized $0.4 million, $0.7 million and $1.2 million of compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $0.7 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan, 2007 Plan and the 1997 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.80 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.7%, 14.1% and 12.3% as of December 31, 2016, 2015 and 2014, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	—%	1.61%	—%
Expected term (in years)	0.0	5.2	0.0
Dividend yield	—%	1.8%	—%
Expected volatility	—%	28.12%	—%
Weighted average volatility	—%	28.12%	—%

Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 1997 Plan, the 2007 Plan, and the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company’s Board of Directors and five years for senior staff. The Company granted 317,914, 252,940 and 265,601 shares of restricted stock and restricted units during the years ended December 31, 2016, 2015 and 2014, respectively, and recognized $13.2 million, $11.0 million and $7.7 million, respectively of related compensation expense. As of December 31, 2016, the Company had unrecognized share-based compensation cost of $37.9 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.3 years for awards and 3.2 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $8.0 million, $6.4 million and $8.5 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $3.5 million, $3.8 million and $5.0 million, respectively, for the years ended December 31, 2016, 2015 and 2014. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock - Awards with Market Conditions

In May 2016, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the year ended December 31, 2016 and 2015, the Company awarded 106,780 and zero market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the year ended December 31, 2016 were $44.67.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

December 31, 2016
Underlying stock price at valuation date	$63.73
Expected volatility	29.8%
Risk-free interest rate	1.51%

 Restricted stock award activity for the years ended December 31, 2016, 2015 and 2014 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,178,371	$17.86
Granted	226,864	45.66
Vested	(546,115)	15.63
Canceled	(45,070)	35.55
Nonvested at December 31, 2014	814,050	$26.57
Granted	234,540	68.11
Vested	(254,871)	25.16
Canceled	(88,915)	40.97
Nonvested at December 31, 2015	704,804	$39.08
Granted	296,414	41.27
Vested	(255,503)	31.27
Canceled	(40,700)	63.95
Nonvested at December 31, 2016	705,015	$41.40

Restricted stock unit activity for the years ended December 31, 2016, 2015 and 2014 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	109,725
Granted	38,737
Vested	(19,598)
Canceled	(25,940)
Outstanding at December 31, 2014	102,924
Granted	18,400
Vested	(23,221)
Canceled	(41,858)
Outstanding at December 31, 2015	56,245
Granted	21,500
Vested	(14,595)
Canceled	(11,200)
Outstanding at December 31, 2016	51,950	1.8	$4,249,510
Vested and expected to vest at December 31, 2016	41,163	1.6	$3,367,103

Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2016, 2015 and 2014, 3,918, 4,020 and 5,735 shares, respectively were purchased under the Purchase Plan at price ranging from $68.88 to $60.34 per share during 2016. As of December 31, 2016, 1,626,526 shares were available under the Purchase Plan for future issuance.

13.	Defined Contribution 401(k) Savings Plan

j2 Global has two significant 401(k) Savings Plans covering the employees of j2 Global, Inc. and its consolidated subsidiary Ziff Davis, Inc. Eligible employees may contribute through payroll deductions. The Company may make annual contributions to the j2 Global 401(k) Savings Plan at the discretion of j2 Global’s Board of Directors and employees within the Ziff Davis, Inc. 401(k) Savings Plan receive 50% of the first 4% of eligible compensation with a maximum of 2% of salary. For the years ended December 31, 2016 and 2015, the Company accrued $0.2 million and $0.2 million, respectively, for contributions to the 401(k) Savings Plans.

14.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$152,439	$133,636	$124,336
Net income available to participating securities (a)	(2,242)	(2,159)	(2,590)
Net income available to j2 Global, Inc. common shareholders	150,197	131,477	121,746
Denominator:
Weighted-average outstanding shares of common stock	47,668,357	47,627,853	46,778,015
Dilutive effect of:
Equity incentive plans	201,660	293,911	328,523
Convertible debt (b)	93,209	165,996	—
Common stock and common stock equivalents	47,963,226	48,087,760	47,106,538
Net income per share:
Basic	$3.15	$2.76	$2.60
Diluted	$3.13	$2.73	$2.58

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt)

For the years ended December 31, 2016, 2015 and 2014, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

15.	Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Business Cloud Services; and (ii) Digital Media. Segment accounting policies are the same as described in Note 2 - Basis of Presentation and Summary of Significant Policies.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue by segment:
Business Cloud Services	$566,938	$504,638	$431,475
Digital Media	307,463	216,374	167,814
Elimination of inter-segment revenues	(146)	(197)	(259)
Total revenue	874,255	720,815	599,030

Direct costs by segment (1):
Business Cloud Services	356,059	294,436	241,592
Digital Media	256,763	185,937	137,321
Direct costs by segment (1):	612,822	480,373	378,913

Business Cloud Services operating income(2)	210,879	210,202	189,883
Digital Media operating income	50,700	30,437	30,493
Segment operating income	261,579	240,639	220,376

Global operating costs (2)(3)	19,013	41,257	34,170
Income from operations	$242,566	$199,382	$186,206

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expenses, depreciation and amortization and other administrative expenses.

(2) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in 2015 and 2014 were classified consistent with the 2016 presentation, the operating income for Business Cloud Services segment would have been $189.1 million and $174.8 million, respectively and Global operating costs would have been $20.2 million and $19.1 million, respectively.

(3) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	2016	2015
Assets:
Business Cloud Services	$911,327	$1,017,676
Digital Media	1,124,535	427,647
Total assets from reportable segments	2,035,862	1,445,323
Corporate	26,466	338,396
Total assets	$2,062,328	$1,783,719

	2016	2015	2014
Capital expenditures:
Business Cloud Services	$6,113	$7,546	$6,639
Digital Media	18,633	9,389	4,920
Total from reportable segments	$24,746	$16,935	$11,559
Corporate	—	362	270
Total capital expenditures	$24,746	$17,297	$11,829

Depreciation and amortization:
Business Cloud Services	$79,533	$62,385	$39,699
Digital Media	42,558	30,008	22,483
Total from reportable segments	122,091	92,393	62,182
Corporate	—	820	771
Total depreciation and amortization	$122,091	$93,213	$62,953

The Company’s Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

j2 Global groups its Business Cloud services into three main categories based on the similarities of these services: Cloud Connect, Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services. Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Cloud Connect (Fax/Voice)	Cloud Services	Intellectual Property	Total Business Cloud Services
2016
Revenue	$368,683	$193,710	$4,545	$566,938
Depreciation and Amortization	25,543	47,872	6,118	79,533
Operating Income (1)	172,199	42,887	(4,207)	210,879

2015
Revenue	$353,893	$144,980	$5,765	$504,638
Depreciation and Amortization	22,667	32,457	7,261	62,385
Operating Income (1)	183,332	30,390	(3,520)	210,202

2014
Revenue	$349,538	$76,398	$5,539	$431,475
Depreciation and Amortization	16,929	14,821	7,949	39,699
Operating Income (1)	179,100	15,196	(4,413)	189,883

(1) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in 2015 and 2014 were classified consistent with the 2016 presentation, the operating income for Cloud Connect and Other Cloud Services would have been $168.6 million and $24.1 million, respectively and $167.8 million and $11.5 million, respectively.

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years Ended December 31,
	2016	2015	2014
Revenues:
United States	$607,285	$492,682	$403,279
Canada	76,775	74,864	70,434
Ireland	71,340	43,717	42,979
All other countries	118,855	109,552	82,338
Total	$874,255	$720,815	$599,030

	December 31, 2016	December 31, 2015
Long-lived assets:
United States	$453,053	$271,796
All other countries	93,430	105,477
Total	$546,483	$377,273

16.Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services. j2 Cloud Services is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, those contractual provisions did not, as of June 30, 2014, meaningfully restrict the ability of j2 Cloud Services to pay dividends to j2 Global, Inc.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) j2 Global, Inc. (the “Parent”) on a parent-only basis, (ii) j2 Cloud Services, LLC, (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions. Consolidating adjustments include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances.

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2016
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$23,935	$22,949	$77,066	$—	$123,950
Short-term investments	—	—	60	—	60
Accounts receivable, net	—	11,464	188,498	(91)	199,871
Prepaid expenses and other current assets	25,922	2,266	21,246	(25,316)	24,118
Intercompany receivable	635,740	281,078	166,210	(1,083,028)	—
Total current assets	685,597	317,757	453,080	(1,108,435)	347,999
Property and equipment, net	—	6,318	61,776	—	68,094
Trade names, net	—	10,097	105,756	—	115,853
Patent and patent licenses, net	—	601	13,327	—	13,928
Customer relationships, net	—	2,519	205,636	—	208,155
Goodwill	—	58,310	1,064,500	—	1,122,810
Other purchased intangibles, net	—	4,804	168,951	—	173,755
Investment in subsidiaries	1,091,412	730,153	(1,071)	(1,820,494)	—
Deferred income taxes, non-current	1,346	26,667	2,171	(24,895)	5,289
Other assets	—	443	6,002	—	6,445
Total assets	$1,778,355	$1,157,669	$2,080,128	$(2,953,824)	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,545	$28,179	$170,754	$(25,407)	$178,071
Income taxes payable	—	82,795	—	(66,042)	16,753
Deferred revenue, current	—	19,277	61,107	—	80,384
Line of Credit	178,817	—	—	—	178,817
Capital lease, current	—	—	64	—	64
Intercompany payable	296,658	11	720,317	(1,016,986)	—
Total current liabilities	480,020	130,262	952,242	(1,108,435)	454,089
Long-term debt	355,143	246,604	(1)	—	601,746

Deferred revenue, non-current	—	1,588	—	—	1,588
Liability for uncertain tax positions	—	41,259	5,278	—	46,537
Deferred income taxes, non-current	28,687	—	36,565	(24,895)	40,357
Other long-term liabilities	1,040	505	1,930	—	3,475
Total liabilities	864,890	420,218	996,014	(1,133,330)	1,147,792
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	474	—	—	—	474
Additional paid-in capital	464,220	89,066	424,399	(669,356)	308,329
Retained earnings	448,771	648,233	714,516	(1,151,138)	660,382
Accumulated other comprehensive income (loss)	—	152	(54,801)	—	(54,649)
Total stockholders' equity	913,465	737,451	1,084,114	(1,820,494)	914,536
Total liabilities and stockholders' equity	$1,778,355	$1,157,669	$2,080,128	$(2,953,824)	$2,062,328

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2015
(In thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$55,516	$9,975	$190,039	$—	$255,530
Short-term investments	79,595	—	60	—	79,655
Accounts receivable, net	—	10,679	104,131	(130)	114,680
Prepaid expenses and other current assets	6,887	8,500	14,319	(3,984)	25,722
Deferred income taxes, current	—	3,316	4,413	(511)	7,218
Intercompany receivable	117,000	174,127	—	(291,127)	—
Total current assets	258,998	206,597	312,962	(295,752)	482,805
Long-term investments	78,563	—	—	—	78,563
Property and equipment, net	—	6,557	50,885	—	57,442
Trade names, net	—	10,118	108,847	—	118,965
Patent and patent licenses, net	—	743	18,098	—	18,841
Customer relationships, net	—	1,193	196,126	—	197,319
Goodwill	—	56,296	751,365	—	807,661
Other purchased intangibles, net	—	4,218	13,298	—	17,516
Investment in subsidiaries	1,051,927	1,095,155	—	(2,147,082)	—
Deferred income taxes, non-current	—	14,978	(14,978)	—	—
Other assets	8,219	1,167	4,370	(9,149)	4,607
Total assets	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,573	$27,976	$81,965	$(130)	$114,384
Income taxes payable	—	9,573	—	(3,984)	5,589
Deferred revenue, current	—	19,530	56,574	—	76,104
Capital lease, current	—	—	214	—	214
Deferred income taxes, current	511	—	363	(511)	363
Intercompany payable	121,263	—	169,864	(291,127)	—

Total current liabilities	126,347	57,079	308,980	(295,752)	196,654
Long-term debt	354,437	246,749	—	(9,149)	592,037
Deferred revenue, non-current	—	4,667	1,871	—	6,538
Capital lease, non-current	—	—	148	—	148
Liability for uncertain tax positions	—	35,917	—	—	35,917
Deferred income taxes, non-current	24,936	—	19,053	—	43,989
Other long-term liabilities	1,779	683	15,766	—	18,228
Total liabilities	507,499	345,095	345,818	(304,901)	893,511
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	479	—	—	—	479
Additional paid-in capital	292,064	238,631	524,031	(762,662)	292,064
Retained earnings	595,216	813,058	602,935	(1,384,420)	626,789
Accumulated other comprehensive income (loss)	2,449	238	(31,811)	—	(29,124)
Total stockholders' equity	890,208	1,051,927	1,095,155	(2,147,082)	890,208
Total liabilities and stockholders’ equity	$1,397,707	$1,397,022	$1,440,973	$(2,451,983)	$1,783,719

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2016
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$246,525	$692,974	$(65,244)	$874,255

Cost of revenues	—	71,115	141,082	(65,097)	147,100
Gross profit	—	175,410	551,892	(147)	727,155
Operating expenses:
Sales and marketing	—	40,583	166,435	(147)	206,871
Research, development and engineering	—	12,657	25,389	—	38,046
General and administrative	19,014	19,048	201,610	—	239,672
Total operating expenses	19,014	72,288	393,434	(147)	484,589
Income (loss) from operations	(19,014)	103,122	158,458	—	242,566
Equity earnings in Subsidiaries	160,544	97,202	—	(257,746)	—
Interest expense, net	4,579	20,655	16,136	—	41,370
Other expense (income), net	(7,717)	(872)	(1,654)	—	(10,243)
Income before income taxes	144,668	180,541	143,976	(257,746)	211,439
Income tax expense (benefit)	(7,771)	35,447	31,324	—	59,000
Net income	$152,439	$145,094	$112,652	$(257,746)	$152,439

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2015
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$232,768	$554,560	$(66,513)	$720,815

Cost of revenues	—	77,798	111,476	(66,316)	122,958
Gross profit	—	154,970	443,084	(197)	597,857
Operating expenses:
Sales and marketing	—	39,240	119,966	(197)	159,009
Research, development and engineering	—	14,844	19,485	—	34,329
General and administrative	15,849	26,842	162,446	—	205,137
Total operating expenses	15,849	80,926	301,897	(197)	398,475
Income (loss) from operations	(15,849)	74,044	141,187	—	199,382
Equity earnings in Subsidiaries	151,894	116,142	—	(268,036)	—
Interest expense, net	12,227	21,276	8,955	—	42,458
Other expense (income), net	(271)	395	(119)	—	5
Income before income taxes	124,089	168,515	132,351	(268,036)	156,919
Income tax expense (benefit)	(9,547)	16,621	16,209	—	23,283
Net income	$133,636	$151,894	$116,142	$(268,036)	$133,636

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2014
(In thousands, except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$227,860	$412,217	$(41,047)	$599,030

Cost of revenues	—	51,391	95,386	(40,788)	105,989
Gross profit	—	176,469	316,831	(259)	493,041
Operating expenses:
Sales and marketing	—	36,414	105,812	(259)	141,967
Research, development and engineering	—	14,055	16,625	—	30,680
General and administrative	6,401	30,300	97,487	—	134,188
Total operating expenses	6,401	80,769	219,924	(259)	306,835
Income (loss) from operations	(6,401)	95,700	96,907	—	186,206
Equity earnings in Subsidiaries	135,838	77,051	—	(212,889)	—
Interest expense, net	10,442	20,478	284	—	31,204
Other expense (income), net	(23)	141	(283)	—	(165)
Income before income taxes	119,018	152,132	96,906	(212,889)	155,167
Income tax expense (benefit)	(6,309)	16,294	19,855	—	29,840
Net income	$125,327	$135,838	$77,051	$(212,889)	$125,327
Less extinguishment of Series A preferred stock	(991)	—	—	—	(991)
Net income attributable to j2 Global, Inc. common shareholders	$124,336	$135,838	$77,051	$(212,889)	$124,336

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2016
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$152,439	$145,094	$112,652	$(257,746)	$152,439
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(23,076)	—	(23,076)
Change in fair value on available-for-sale investments, net of tax benefit	(2,449)	—	—	—	(2,449)
Other comprehensive loss, net of tax	(2,449)	—	(23,076)	—	(25,525)
Comprehensive income	$149,990	$145,094	$89,576	$(257,746)	$126,914

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2015
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$133,636	$151,894	$116,142	$(268,036)	$133,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(15,058)	—	(15,058)
Change in fair value on available-for-sale investments, net of tax benefit	(6,939)	—	—	—	(6,939)
Other comprehensive loss, net of tax	(6,939)	—	(15,058)	—	(21,997)
Comprehensive income	$126,697	$151,894	$101,084	$(268,036)	$111,639

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$125,327	$135,838	$77,051	$(212,889)	$125,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(478)	(14,216)	—	(14,694)
Change in fair value on available-for-sale investments, net of tax expense	15	3,307	10	—	3,332
Other comprehensive income (loss), net of tax	15	2,829	(14,206)	—	(11,362)
Comprehensive income	$125,342	$138,667	$62,845	$(212,889)	$113,965

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(60,383)	$65,429	$277,341	$—	$282,387
Cash flows from investing activities:
Maturity of available-for-sale investments	241,817	—	—	—	241,817
Purchase of available-for-sale investments	(80,918)	—	—	—	(80,918)
Purchases of property and equipment	—	(2,513)	(22,233)	—	(24,746)
Acquisition of businesses, net of cash received	—	(7,609)	(573,082)	—	(580,691)
Purchases of intangible assets	—	(106)	(4,215)	—	(4,321)
Intercompany	—	—	—	—	—
Net cash (used in) provided by investing activities	160,899	(10,228)	(599,530)	—	(448,859)
Cash flows from financing activities:
Proceeds from line of credit, net	178,710	—	—	—	178,710
Repurchases of common and restricted stock	(56,495)	—	(1)	—	(56,496)
Issuance of common stock under employee stock purchase plan	254	—	—	—	254
Exercise of stock options	3,570	—	—	—	3,570
Dividends paid	(65,835)	—	—	—	(65,835)
Excess tax benefits from share-based compensation	2,271	—	—	—	2,271
Deferred payments for acquisitions	—	(1,547)	(19,285)	—	(20,832)
Other	—	—	(492)	—	(492)
Intercompany	(194,358)	(40,596)	234,954	—	—
Net cash (used in) provided by financing activities	(131,883)	(42,143)	215,176	—	41,150

Effect of exchange rate changes on cash and cash equivalents	(214)	(84)	(5,960)	—	(6,258)
Net change in cash and cash equivalents	(31,581)	12,974	(112,973)	—	(131,580)
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$23,935	$22,949	$77,066	$—	$123,950

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(29,406)	$70,905	$187,562	$—	$229,061
Cash flows from investing activities:
Maturity of certificates of deposit	65	—	—	—	65
Purchase of certificates of deposit	(62)	—	—	—	(62)
Maturity of available-for-sale investments	121,687	—	—	—	121,687
Purchase of available-for-sale investments	(135,832)	—	—	—	(135,832)
Purchases of property and equipment	—	(1,645)	(15,652)	—	(17,297)
Acquisition of businesses, net of cash received	—	—	(302,809)	—	(302,809)
Purchases of intangible assets	—	57	(1,512)	—	(1,455)
Investment in subsidiaries	—	—	—	—	—
Intercompany	(53,317)	53,317	—	—	—
Net cash (used in) provided by investing activities	(67,459)	51,729	(319,973)	—	(335,703)
Cash flows from financing activities:
Repurchases of common and restricted stock	(3,674)	—	—	—	(3,674)
Issuance of common stock under employee stock purchase plan	260	—	—	—	260
Exercise of stock options	4,958	—	—	—	4,958
Dividends paid	(58,826)	—	—	—	(58,826)
Excess tax benefits from share-based compensation	4,486	—	—	—	4,486
Deferred payments for acquisitions	—	(2,000)	(12,271)	—	(14,271)
Other	—	—	(296)	—	(296)
Intercompany	(29,835)	(144,516)	174,351	—	—
Net cash (used in) provided by financing activities	(82,631)	(146,516)	161,784	—	(67,363)
Effect of exchange rate changes on cash and cash equivalents	8,222	(2,953)	(9,397)	—	(4,128)

Net change in cash and cash equivalents	(171,274)	(26,835)	19,976	—	(178,133)
Cash and cash equivalents at beginning of period	226,790	36,810	170,063	—	433,663
Cash and cash equivalents at end of period	$55,516	$9,975	$190,039	$—	$255,530

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
(In thousands)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(65)	$59,544	$117,752	$—	$177,231
Cash flows from investing activities:
Maturity of certificates of deposit	—	8,210	6,310	—	14,520
Purchase of certificates of deposit	—	—	(65)	—	(65)
Maturity of available-for-sale investments	40,211	53,563	16,589	—	110,363
Purchase of available-for-sale investments	(81,061)	(57,391)	—	—	(138,452)
Purchases of property and equipment	—	(2,866)	(8,963)	—	(11,829)
Proceeds from sale of assets	—	608	—	—	608
Acquisition of businesses, net of cash received	—	(2,083)	(243,195)	—	(245,278)
Purchases of intangible assets	—	(2,949)	(2,387)	—	(5,336)
Investment in subsidiaries	—	(23,821)	—	23,821	—
Net cash (used in) provided by investing activities	(40,850)	(26,729)	(231,711)	23,821	(275,469)
Cash flows from financing activities:
Issuance of long-term debt	402,500	—	—	—	402,500
Debt issuance costs	(11,991)	—	—	—	(11,991)
Repurchases of common stock and restricted stock	(930)	(4,733)	—	—	(5,663)
Issuance of common stock under employee stock purchase plan	142	123	—	—	265
Exercise of stock options	1,374	5,193	54	—	6,621
Dividends paid	(26,967)	(25,302)	—	—	(52,269)
Excess tax benefits from share-based compensation	86	4,803	623	—	5,512
Deferred payments for acquisitions	—	—	(16,512)	—	(16,512)
Other	—	—	(933)	—	(933)

Intercompany	(96,509)	(10,495)	130,825	(23,821)	—
Net cash (used in) provided by financing activities	267,705	(30,411)	114,057	(23,821)	327,530
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,430)	—	(3,430)
Net change in cash and cash equivalents	226,790	2,404	(3,332)	—	225,862
Cash and cash equivalents at beginning of period	—	34,406	173,395	—	207,801
Cash and cash equivalents at end of period	$226,790	$36,810	$170,063	$—	$433,663

17.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2016, 2015 and 2014 was $33.1 million, $33.1 million and $26.6 million, respectively, substantially all of which related to interest on outstanding debt, foreign taxes and interest on settled acquisition holdbacks.

Cash paid for income taxes net of refunds received was $37.4 million, $42.0 million and $49.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company acquired property and equipment for $0.4 million, $0.6 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2016, 2015 and 2014, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $5.4 million, $7.5 million and $10.2 million, respectively.

18.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the years ended December 31, 2016 and 2015 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2015	$9,388	$(16,515)	$(7,127)
Other comprehensive income (loss) before reclassifications	(6,769)	(15,058)	(21,827)
Amounts reclassified from accumulated other comprehensive income	(170)	—	(170)
Net current period other comprehensive loss	(6,939)	(15,058)	(21,997)
Balance as of December 31, 2015	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	744	(23,076)	(22,332)
Amounts reclassified from accumulated other comprehensive income	(3,193)	—	(3,193)
Net current period other comprehensive loss	(2,449)	(23,076)	(25,525)
Balance as of December 31, 2016	$—	$(54,649)	$(54,649)

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31, 2016	Year Ended December 31, 2015
Unrealized gain on available-for-sale investments	$(5,149)	$(274)	Other expense (income), net
	(5,149)	(274)	Income before income taxes
	1,956	104	Income tax expense
	(3,193)	(170)	Net income
Total reclassifications for the period	$(3,193)	$(170)	Net income

19.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2016 and 2015 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$251,837	$210,116	$211,800	$200,502
Gross profit	211,608	173,124	176,209	166,214
Net income	43,157	45,569	33,770	29,943
Net income attributable to j2 Global, Inc. common shareholders	43,157	45,569	33,770	29,943
Net income per common share:
Basic	$0.90	$0.95	$0.69	$0.62
Diluted	$0.89	$0.94	$0.69	$0.61
Weighted average shares outstanding
Basic	47,348,372	47,310,011	48,055,783	47,966,718
Diluted	47,862,218	47,494,744	48,265,298	48,238,098

	Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$204,823	$178,701	$176,038	$161,253
Gross profit	170,214	148,032	146,544	133,067
Net income	35,467	37,375	38,916	21,878
Net income attributable to j2 Global, Inc. common shareholders	35,467	37,375	38,916	21,878
Net income per common share:
Basic	$0.73	$0.77	$0.81	$0.45
Diluted	$0.72	$0.77	$0.80	$0.45
Weighted average shares outstanding
Basic	47,849,748	47,696,224	47,537,597	47,422,396
Diluted	48,772,061	47,953,871	47,853,574	47,766,088

20.	Unrestricted Subsidiaries (unaudited)

Until the reorganization described in Note 2 of these Consolidated Financial Statements, the Company’s Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services’ Senior Notes:

Ziff Davis, LLC and subsidiaries.
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company’s consolidated financial statements.

As required by the indenture governing j2 Cloud Services’ Senior Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented for any period in which j2 Cloud Services had Unrestricted Subsidiaries. Accordingly, the Company is presenting the following tables.

The consolidated financial position of the Unrestricted Subsidiaries as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$17,931	$16,482
Accounts receivable	158,730	79,283
Prepaid expenses and other current assets	13,494	5,437
Deferred income taxes, current	—	3,382
Total current assets	190,155	104,584
Property and equipment, net	38,752	25,353
Trade names, net	69,093	73,034
Patent and patent licenses, net	13,303	18,071
Customer relationships, net	95,855	68,317
Goodwill	563,658	304,943
Other purchased intangibles, net	163,023	7,810
Deferred income taxes, non-current	482	2,373
Other assets	5,541	—
Total assets	$1,139,862	$604,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$163,130	$88,580
Income taxes payable	4,353	—
Deferred revenue, current	13,773	6,554
Total current liabilities	181,256	95,134
Long-term debt	602,662	155,000
Deferred income taxes, non-current	11,816	11,270
Other long-term liabilities	1,454	13,546
Total liabilities	797,188	274,950
Additional paid-in capital	318,160	319,728
Retained earnings	27,004	11,552
Accumulated other comprehensive income (loss)	(2,490)	(1,745)
Total stockholders’ equity	342,674	329,535
Total liabilities and stockholders’ equity	$1,139,862	$604,485

The consolidated results of operations of the Unrestricted Subsidiaries for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$307,511	$217,778	$169,065

Cost of revenues	26,561	21,749	19,028
Gross profit	280,950	196,029	150,037
Operating expenses:
Sales and marketing	125,202	78,176	68,057
Research, development and engineering	12,927	8,134	5,485
General and administrative	100,845	87,161	52,768
Total operating expenses	238,974	173,471	126,310
Income from operations	41,976	22,558	23,727
Other income (expenses):
Interest expense, net	19,837	11,179	821
Other expense (income), net	(1,502)	290	347
Income before income taxes	23,641	11,089	22,559
Income tax expense	8,190	5,588	4,883
Net income	$15,451	$5,501	$17,676

21.    Subsequent Events

On February 9, 2017, the Company declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017. In addition, the Company’s Board of Directors extended the Company’s share repurchase program set to expire February 20, 2017 to February 19, 2018.

On February 27, 2017, the Company borrowed the remaining available amount on the MUFG Union Bank line of credit which resulted in total borrowings of $225.0 million.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2016. Management did not assess the effectiveness of internal control over financial reporting of all the 2016 acquisitions (see Note 3 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted approximately 30% of total assets as of December 31, 2016 and approximately 6% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2016 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
j2 Global, Inc.
Los Angeles, California

We have audited j2 Global, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). j2 Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2016 acquisitions, which are included in the consolidated balance sheet of j2 Global, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted approximately 30% of total assets as of December 31, 2016, and approximately 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of 2016 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of j2 Global, Inc. also did not include an evaluation of the internal control over financial reporting of the 2016 acquisitions.
In our opinion, j2 Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of j2 Global, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California
March 1, 2017

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2016 Proxy Statement”) for the 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2016 Proxy Statement.

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

Exhibit No. Exhibit Title

2.1	Agreement and Plan of Merger, dated as of October 21, 2016, by and among Everyday Health, Inc., Ziff Davis, LLC, Project Echo Acquisition Corp. and j2 Global, Inc. (15)
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
10.1         j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (3)
10.1.1 Amendment No. 1 to j2 Global, Inc. Second Amended and Restated 1997 Stock Option Plan (6)
10.2 j2 Global, Inc. 2007 Stock Option Plan (7)
10.3    j2 Global, Inc. 2015 Stock Option Plan (13)
10.4    Form of Restricted Stock Agreement Pursuant to j2 Global, Inc. 2015 Stock Option Plan
10.5 Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (5)
10.6 Letter Agreement, dated as of April 1, 2001, between j2 Global, Inc. and Orchard Capital Corporation (2)
10.6.1 Amendment to Letter Agreement, dated as of December 31, 2001, between j2 Global, Inc.
and Orchard Capital Corporation (4)
10.7 Employment Agreement, dated as of March 21, 1997, between j2 Global Inc. and Nehemia Zucker (1)

10.8
Registration Rights Agreement, dated as of June 30, 1998, by and among JFAX Communications, Inc., the Delaware State Employees’ Retirement Fund, the Declaration of Trust for Defined Benefit Plan of ICI American Holdings Inc., the Declaration of Trust for Defined Benefit Plan of Zeneca Holdings Inc., the J.W. McConnell Family Foundation, DCJ Fund Investment Partners II, L.P., DLJ Capital Corporation, GMT Partners, LLC, Orchard/JFAX Investors, L.L.C. and DLJ Private Equity Employees Fund, L.P. (1)

10.9	Credit Agreement, dated as of December 5, 2016, among j2 Global Inc., MUFG Union Bank, N.A., as Administrative Agent, and the lenders party thereto (16)
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
(15) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on October 27, 2016.
(16) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 5, 2016.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

j2 Global, Inc.

By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 1, 2017.

Signature	Title

/s/ NEHEMIA ZUCKER	Chief Executive Officer (Principal Executive Officer)
Nehemia Zucker

/s/ R. SCOTT TURICCHI	Chief Financial Officer (Principal Financial Officer)
R. Scott Turicchi

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ JON MILLER	Director
Jon Miller

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2016:
Allowance for doubtful accounts	$4,261	$13,168	$(9,441)	$7,988
Deferred tax asset valuation allowance	$14,242	$339	$(2,553)	$12,028
Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,685	$6,873	$(6,297)	$4,261
Deferred tax asset valuation allowance	$11,358	$6,959	$(4,075)	$14,242
Year Ended December 31, 2014:
Allowance for doubtful accounts	$4,105	$4,702	$(5,122)	$3,685
Deferred tax asset valuation allowance	$8,493	$4,381	$(1,516)	$11,358

______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.