Form 10-Q
period 2017-03-31
J2 GLOBAL, INC.
filed 2017-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐        No ☒

As of May 5, 2017, the registrant had 48,192,911 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$187,409	$123,950
Short-term investments	65	60
Accounts receivable, net of allowances of $8,137 and $7,988, respectively	172,062	199,871
Prepaid expenses and other current assets	24,177	24,118
Total current assets	383,713	347,999
Property and equipment, net	69,714	68,094
Trade names, net	113,339	115,853
Patent and patent licenses, net	12,553	13,928
Customer relationships, net	204,920	208,155
Goodwill	1,138,700	1,122,810
Other purchased intangibles, net	166,388	173,755
Deferred income taxes, non-current	6,912	5,289
Other assets	6,313	6,445
TOTAL ASSETS	$2,102,552	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$145,927	$178,071
Income taxes payable	21,599	16,753
Deferred revenue, current	85,431	80,384
Line of credit	224,123	178,817
Other current liabilities	34	64
Total current liabilities	477,114	454,089
Long-term debt	604,273	601,746
Deferred revenue, non-current	822	1,588
Liability for uncertain tax positions	47,178	46,537
Deferred income taxes, non-current	39,752	40,357
Other long-term liabilities	2,987	3,475
TOTAL LIABILITIES	1,172,126	1,147,792
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,484,889 and 47,443,716 shares, respectively	475	474
Additional paid-in capital	312,468	308,329
Retained earnings	668,550	660,382
Accumulated other comprehensive loss	(51,067)	(54,649)
TOTAL STOCKHOLDERS’ EQUITY	930,426	914,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,102,552	$2,062,328

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Total revenues	$254,669	$200,502

Cost of revenues (1)	40,810	34,288
Gross profit	213,859	166,214
Operating expenses:
Sales and marketing (1)	77,477	48,112
Research, development and engineering (1)	11,752	8,988
General and administrative (1)	76,655	55,776
Total operating expenses	165,884	112,876
Income from operations	47,975	53,338
Interest expense, net	12,410	10,233
Other expense, net	323	126
Income before income taxes	35,242	42,979
Income tax expense	9,422	13,036
Net income	$25,820	$29,943

Net income per common share:
Basic	$0.54	$0.62
Diluted	$0.52	$0.61
Weighted average shares outstanding:
Basic	47,463,231	47,966,718
Diluted	48,766,031	48,238,098
Cash dividends paid per common share	$0.3650	$0.3250

(1) Includes share-based compensation expense as follows:
Cost of revenues	$117	$95
Sales and marketing	378	531
Research, development and engineering	238	207
General and administrative	2,881	1,976
Total	$3,614	$2,809

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016

Net Income	$25,820	$29,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,582	3,415
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $0 and ($1,441) for the three months of 2017 and 2016, respectively	—	(2,361)
Other comprehensive income, net of tax	3,582	1,054
Comprehensive Income	$29,402	$30,997

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$25,820	$29,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,323	27,174
Accretion and amortization of discount and premium of investments	—	331
Amortization of financing costs and discounts	2,853	2,370
Share-based compensation	3,614	2,809
Excess tax benefits from share-based compensation	—	(264)
Provision for doubtful accounts	2,640	2,825
Deferred income taxes, net	(2,361)	(3,101)
Loss on sale of available-for-sale investment	—	182
Decrease (increase) in:
Accounts receivable	25,110	15,773
Prepaid expenses and other current assets	(291)	370
Other assets	162	(715)
Increase (decrease) in:
Accounts payable and accrued expenses	(53,166)	(23,797)
Income taxes payable	4,795	6,360
Deferred revenue	2,384	1,250
Liability for uncertain tax positions	573	1,742
Other long-term liabilities	(265)	1,272
Net cash provided by operating activities	51,191	64,524
Cash flows from investing activities:
Purchase of certificates of deposit	(5)	—
Maturity of available-for-sale investments	—	26,224
Purchase of available-for-sale investments	—	(21,402)
Purchases of property and equipment	(9,660)	(4,321)
Acquisition of businesses, net of cash received	(3,563)	(47,989)
Purchases of intangible assets	(142)	(316)
Net cash used in investing activities	(13,370)	(47,804)
Cash flows from financing activities:
Proceeds from line of credit, net	44,981	—
Repurchases of common stock and restricted stock	(314)	(1,786)
Issuance of common stock under employee stock purchase plan	67	58
Exercise of stock options	695	1,312
Dividends paid	(17,575)	(15,817)
Excess tax benefits from share-based compensation	—	264
Deferred payments for acquisitions	(2,299)	(14,386)
Other	(26)	(25)
Net cash provided by (used in) financing activities	25,529	(30,380)
Effect of exchange rate changes on cash and cash equivalents	109	885
Net change in cash and cash equivalents	63,459	(12,775)
Cash and cash equivalents at beginning of period	123,950	255,530
Cash and cash equivalents at end of period	$187,409	$242,755

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
1.    Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the “Company”), is a leading provider of Internet services. Through its Business Cloud Services Division, the Company provides cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property (“IP”) to third parties. In addition, the Business Cloud Services Division includes j2 Cloud Connect, which primarily focuses on our voice and fax products. The Digital Media Division specializes in the technology, gaming, lifestyle markets and healthcare markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

The accompanying interim condensed consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016 included in our Annual Report (Form 10-K) filed with the SEC on March 1, 2017. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to the valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

As of March 31, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2017 presentation.

2.Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is considering the alternatives of adoption of this ASU, has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to this adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements except that there are significant additional reporting requirements under the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this ASU on our financial statements. The Company currently has both capital and operating leases both domestically and internationally with varying expiration dates through 2025 in the aggregate amount of $71.8 million for the period ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). This ASU is related to the embedded derivative analysis for debt instruments with contingent call or put options. This ASU clarifies that an exercise contingency does not need to be evaluated to determine whether it relates only to interest rates or credit risk. Instead, the contingent put or call option should be evaluated for possible bifurcation as a derivative in accordance with the four-step decision sequence detailed in FASB ASC 815-15, without regard to the nature of the exercise contingency. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this ASU and determined that there is no impact on our financial statements and related disclosures.

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

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $0.4 million for the three months ended March 31, 2017, were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the three months ended March 31, 2017, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

    The standard also requires that the excess tax benefits from share based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities of $0.4 million for the three months ended March 31, 2017.

The prior period was not adjusted with the adoption of ASU 2016-09 due to the adoption of this standard on a prospective basis.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial statements and related disclosures.

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

In January 2017, the FASB issued 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and should be adopted on a prospective basis. The Company is currently evaluating the impact of this ASU on our financial statements and related disclosures.

In February 2017, the FASB issued 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU provides guidance which clarifies the scope and accounting for financial assets that meet the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” In addition, this ASU also adds guidance for partial sales of nonfinancial assets. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and should be adopted retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of this ASU on our financial statements and related disclosures.

In March 2017, the FASB issued 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for those fiscal years, beginning after December 15, 2018. Early adoption is permitted and should be adopted on a modified retrospective bases through a cumulative-effect directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this ASU on our financial statements and related disclosures.

3.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first three months of fiscal 2017, paying the purchase price in cash in each transaction: (a) an asset purchase of sFax, acquired on March 31, 2017, an Austin-based provider of mobile cloud faxing for healthcare; and (b) other immaterial acquisitions of email marketing and email security businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet as of March 31, 2017, reflect the results of operations of all 2017 acquisitions. For the three months ended March 31, 2017, the contributions of the acquisitions were immaterial to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $26.5 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Other assets	$61
Trade names	375
Customer relationships	11,954
Other intangibles	2,273
Goodwill	13,005
Deferred revenue	(1,145)
Total	$26,523

During the three months ended March 31, 2017, the purchase price accounting has been finalized for the following acquisitions: (i) Fonebox and (ii) other immaterial fax, online data backup and email marketing businesses. The initial accounting for all 2017 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2017, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net decrease in goodwill in the amount of $(0.7) million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net increase in goodwill in the amount of $0.8 million. Such adjustments had an immaterial impact to the amortization expense within the Condensed Consolidated Statement of Income for the three months ended March 31, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2017 is $13.0 million, of which $13.0 million is expected to be deductible for income tax purposes.

4.Investments

Short-term investments consist of certificates of deposits, which are stated at fair market value.

5.Fair Value Measurements

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

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices. The Company’s certificates of deposit are classified within Level 2. The Company values these Level 2 investments based on quoted market prices or model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of the Convertible Notes (see Note 7 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of the Senior Notes (see Note 7 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at March 31, 2017 and December 31, 2016 was $803.8 million and $792.2 million, respectively.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$19,836	$—	$—	$19,836
Certificates of deposit	—	65	—	65
Total assets measured at fair value	$19,836	$65	$—	$19,901

Liabilities:
Contingent consideration	$—	$—	$17,050	$17,050
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,050	$18,008

December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$7,737	$—	$—	$7,737
Certificates of deposit	—	60	—	60
Total assets measured at fair value	$7,737	$60	$—	$7,797

Liabilities:
Contingent consideration	$—	$—	$17,450	$17,450
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,450	$18,408

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2017, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2017	$17,450
Total fair value adjustments reported in earnings	(400)	General and administrative
Balance as of March 31, 2017	$17,050

In connection with the acquisition of Ookla, on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $17.0 million and $17.0 million at March 31, 2017 and December 31, 2016, respectively. Due to the Company’s achievement of certain earnings targets for the year ended December 31, 2016, $20.0 million ($17.0 million of contingent consideration and $3.0 million of compensation) is payable and is classified as a current liability on the consolidated balance sheet.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of $0.2 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively, which was recorded as an other long-term liability on the consolidated balance sheet at March 31, 2017.

During the three months ended March 31, 2017, the Company recorded a decrease in the fair value of the contingent consideration of $0.4 million and reported such decrease in general and administrative expenses.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2017	$958
Total fair value adjustments reported in earnings	—
Balance as of March 31, 2017	$958

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

6.Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2017 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2017	$559,152	$563,658	$1,122,810
Goodwill acquired (Note 3)	13,005	—	13,005
Purchase accounting adjustments (1)	(689)	759	70
Foreign exchange translation	2,705	110	2,815
Balance as of March 31, 2017	$574,173	$564,527	$1,138,700

(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2017 and December 31, 2016 as follows (in thousands):

	March 31, 2017	December 31, 2016
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of March 31, 2017, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.5 years	$127,893	$41,933	$85,960
Patent and patent licenses	6.6 years	65,614	53,061	12,553
Customer relationships (1)	9.5 years	405,167	200,247	204,920
Other purchased intangibles	6.0 years	198,470	37,514	160,956
Total		$797,144	$332,755	$464,389

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

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

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $30.9 million and $21.1 million for the three month periods ended March 31, 2017 and 2016, respectively. Amortization expense is estimated to approximate $137.3 million, $97.4 million, $68.3 million, $37.0 million and $29.8 million for fiscal years 2017 through 2021, respectively, and $125.4 million thereafter through the duration of the amortization period.

7.Long-Term Debt

8.0% Senior Notes

On July 26, 2012, the Company’s subsidiary issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, $250 million aggregate principal amount of 8.0% senior unsecured notes (the “Senior Notes”) due August 1, 2020. j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.) received proceeds of $245 million in cash, net of initial purchaser’s discounts and commissions of $5 million. The net proceeds were available for general corporate purposes, including acquisitions. Interest is payable semi-annually on February 1 and August 1 of each year. j2 Cloud Services, LLC has the option to call the Senior Notes in whole or in part after August 1, 2016, subject to certain premiums as defined in the indenture governing the Senior Notes plus accrued and unpaid interest. Upon a change in control, the holders may put the Senior Notes at 101% of the principal amount of the Senior Notes plus accrued and unpaid interest, if any, to the repurchase date. In connection with the issuance of the Convertible Notes (defined below), j2 Global, Inc. unconditionally guaranteed, on an unsecured basis, the obligations of j2 Cloud Services, LLC under the Senior Notes.

The indenture governing the Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud Services, LLC and subsidiaries designated as restricted subsidiaries including, but not limited to, limitations on debt and disqualified or preferred stock, restricted payments, liens, sale and leaseback transactions, dividends and other payment restrictions, asset sales and transactions with affiliates. Restricted payments are applicable only if j2 Cloud Services, LLC and subsidiaries designated as restricted subsidiaries has a pro forma leverage ratio of greater than 1.75 to 1.0. In addition, if such leverage ratio is in excess of 1.75 to 1.0, restricted payments are permitted up to $50 million. As of March 31, 2017, j2 Cloud Services was in compliance with all such covenants. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture.

As of March 31, 2017 and December 31, 2016, the estimated fair value of the Senior Notes was approximately $259.4 million and $275.4 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the Senior Notes which are Level 2 inputs (see Note 5 - Fair Value Measurements).

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

Holders may surrender their Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of j2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of j2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if j2 Global calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. j2 Global will settle conversions of Convertible Notes by paying or delivering, as the case may be, cash, shares of j2 Global common stock or a combination thereof at j2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via the Company’s common stock.

As of March 31, 2017, the conversion rate is 14.5242 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.85 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

The Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, including in respect of j2 Global’s guarantee of the obligations of our subsidiary, j2 Cloud Services, LLC, with respect to its outstanding Senior Notes; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of March 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 4.2 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 5 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Convertible Notes was approximately $544.4 million and $516.8 million, respectively.

Long-term debt as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
8% Senior Notes	$247,521	$247,359
3.25% Convertible Notes	364,141	362,144
Less: Deferred issuance costs	(7,389)	(7,757)
Total long-term debt	604,273	601,746
Less: current portion	—	—
Total long-term debt, less current portion	$604,273	$601,746

8.Commitments and Contingencies

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

On January 18, 2013, Paldo Sign and Display Co. filed an amended complaint adding two j2 Global affiliates and a former employee as additional defendants in an existing putative class action pending in the U.S. District Court for the Northern District of Illinois (the “Northern District of Illinois”) (No. 1:13-cv-01896). The amended complaint alleged violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud and Deceptive Business Practices Act (“ICFA”), and common law conversion, arising from an indirect customer’s alleged use of a j2 Global affiliate’s systems to send unsolicited facsimile transmissions. The j2 Global affiliates filed a motion to dismiss the ICFA and conversion claims, which was granted. The Northern District of Illinois also dismissed the former employee for lack of personal jurisdiction. On August 23, 2013, a second plaintiff, Sabon, Inc., was added. On March 7, 2016, the j2 Global affiliates moved for summary judgment. The Northern District of Illinois granted summary judgment on March 10, 2017, dismissing all claims against the j2 Global affiliates. The time for appeal has not yet lapsed.

On August 28, 2013, Phyllis A. Huster (“Huster”) filed suit in the Northern District of Illinois (No. 1:13-cv-06143) against two j2 Global affiliates and three other parties for correction of inventorship for nine j2 Global patents. Huster seeks, among other things, a declaration that she was an inventor of the patents-in-suit, an order directing the U.S. Patent & Trademark Office to substitute or add her as an inventor, and payment of at least half of defendants’ earnings from licensing the patents-in-suit. On September 19, 2014, the Northern District of Illinois granted the defendants’ motion to dismiss for improper venue and transferred the case to the U.S. District Court for the Northern District of Georgia (the “Northern District of Georgia”) (No. 1:14-cv-03304). Huster filed an amended complaint on February 11, 2015, which she corrected on February 12, 2015. The corrected amended complaint added various common law claims. On November 12, 2015, the Northern District of Georgia dismissed all claims against the j2 Global affiliates. On January 28, 2016, all remaining claims were dismissed on summary judgment. Huster appealed to the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) (No. 16-1639). On March 29, 2017, the Federal Circuit modified the dismissal of the correction of inventorship claim to be without prejudice and affirmed the judgment as modified.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On April 17, 2017, Davis Neurology filed a noticed of appeal to the Federal Circuit (No. 17-1820).

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
The Company has not accrued for any material loss contingencies relating to these legal proceedings because materially unfavorable outcomes are not considered probable by management.
Credit Agreement

On December 5, 2016, j2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $225.0 million (the “Credit Facility”), $180.0 million of which was drawn at closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition. In the first quarter, the Company drew an additional $45.0 million making the total draw on the line of credit $225.0 million. The Company must repay $75.0 million six months subsequent to December 5, 2016.

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

The Company has capitalized the total of $1.3 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of March 31, 2017, these debt issuance costs, net of amortization, were $0.9 million. The related interest expense was $1.2 million for the three months ended March 31, 2017.

Non-Income Related Taxes
As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using the Company’s services) are generally not subject to various telecommunication taxes. Moreover, the Company generally does not believe that its business and its users (by using the Company’s services) are subject to other indirect taxes, such as sales, business tax and gross receipt tax. However, several state and municipal taxing authorities have challenged these beliefs and have and may continue to audit and assess the Company’s business and operations with respect to telecommunications and other indirect taxes.
On February 24, 2016, President Obama signed into law H.R. 644, the “Trade Facilitation and Trade Enforcement Act of 2015”, which included a provision to permanently ban state and local authorities from imposing access or discriminatory taxes on the Internet. The new law allows “grandfathered” states and local authorities to continue their existing taxes on Internet access through June 2020.
The Company is currently under audit for indirect taxes in several states and municipalities including New York State, Massachusetts, Ohio, and the City of Los Angeles. The Company currently has no reserves established for these matters, as the Company has determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.
9.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. The Company’s effective tax rate was 26.7% and 30.3% for the three months ended March 31, 2017 and 2016, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $0.1 million and $12.3 million for the three months ended March 31, 2017 and 2016, respectively, and income from foreign operations of $35.1 million and $30.7 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company had $47.2 million and $46.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $6.5 million and $8.9 million for the three months ended March 31, 2017 and 2016, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were zero at March 31, 2017 and December 31, 2016, respectively.

Income Tax Audits:

The Company is under income tax audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2014 tax years. Additionally, the Company was notified on March 22, 2017 that the IRS will be auditing Everyday Health’s 2014 tax year.

j2 Global is also under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years.

The Company is under income tax audit by the New York State Department of Taxation and Finance (“NYS”) for tax years 2011 through 2013. On March 16, 2017, the Company was notified that NYS would be auditing its 2014 tax year.

It is reasonably possible that these audits may conclude in the next 12 months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as a reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

10.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. During the three month period ended March 31, 2017, we repurchased zero shares under this program. Cumulatively at March 31, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2017, the Company purchased 3,692 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2017 and 2016:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016
February 9, 2017	$0.3650	February 22, 2016	March 9, 2017

Future dividends are subject to Board approval.

11.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the Second Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 1997 Plan terminated in 2007. A total of 12,000,000 shares of j2 Global common stock were authorized to be used for 1997 Plan purposes. An additional 840,000 shares were authorized for issuance upon exercise of options granted outside the 1997 Plan. As of March 31, 2017, 8,998 shares underlying options and zero shares of restricted stock were outstanding under the 1997 Plan, all of which continue to be governed by the 1997 Plan.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2017, 319,011 shares underlying options and 15,720 shares of restricted stock were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of March 31, 2017, 62,000 shares underlying options and 33,500 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	413,858	$31.09
Granted	—	—
Exercised	(23,847)	29.18
Canceled	—	—
Outstanding at March 31, 2017	390,011	$31.20	3.8	$20,556,234
Exercisable at March 31, 2017	334,411	$25.93	3.1	$19,388,798
Vested and expected to vest at March 31, 2017	378,897	$30.16	3.6	$20,364,506

The total intrinsic values of options exercised during the three months ended March 31, 2017 and 2016 were $1.3 million and $1.8 million, respectively.

The Company recognized $0.1 million and $0.1 million of compensation expense related to stock options for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.6 million and $0.7 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.8 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 15.31% and 14.35% as of March 31, 2017 and 2016, respectively.

 Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012, vesting periods are approximately one year for awards to members of the Company’s Board of Directors and five years for senior staff (excluding market-based awards discussed below).

Restricted Stock - Awards with Market Conditions

In May 2016, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20 day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2017 and 2016, the Company awarded zero market-based restricted stock awards, respectively.

Restricted stock award activity for the three months ended March 31, 2017 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	705,015	$41.40
Granted	15,270	82.69
Vested	(13,031)	41.02
Canceled	—	—
Nonvested at March 31, 2017	707,254	$42.30

Restricted stock unit award activity for the three months ended March 31, 2017 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	51,950
Granted	7,100
Vested	(7,150)
Canceled	(2,680)
Outstanding at March 31, 2017	49,220	2.0	$4,130,050
Vested and expected to vest at March 31, 2017	35,901	1.8	$3,012,481

The Company recognized $3.5 million and $2.7 million of compensation expense related to restricted stock and restricted stock units for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had unrecognized share-based compensation cost of approximately $35.5 million and $37.9 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.1 years for awards and 3.6 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. For the three months ended March 31, 2017 and 2016, 837 and 842 shares were purchased under the plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $67,000 and $58,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 1,625,689 shares were available under the Purchase Plan for future issuance.

12.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$25,820	$29,943
Net income available to participating securities (a)	(309)	(412)
Net income available to j2 Global, Inc. common shareholders	$25,511	$29,531
Denominator:
Weighted-average outstanding shares of common stock	47,463,231	47,966,718
Dilutive effect of:
Equity incentive plans	242,920	232,674
Convertible debt (b)	1,059,880	38,706
Common stock and common stock equivalents	48,766,031	48,238,098
Net income per share:
Basic	$0.54	$0.62
Diluted	$0.52	$0.61

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 7 - Long Term Debt).

For the three months ended March 31, 2017 and 2016, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

13.Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Business Cloud Services and (ii) Digital Media.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues by segment:
Business Cloud Services	$141,544	$138,139
Digital Media	113,131	62,409
Elimination of inter-segment revenues	(6)	(46)
Total revenues	254,669	200,502

Direct costs by segment(1):
Business Cloud Services	85,244	87,862
Digital Media	116,633	54,676
Direct costs by segment(1):	201,877	142,538

Business Cloud Services operating income(2)	56,300	50,277
Digital Media operating income	(3,502)	7,733
Segment operating income	52,798	58,010

Global operating costs(2)	4,823	4,672
Income from operations	$47,975	$53,338

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

	March 31, 2017	December 31, 2016
Assets:
Business Cloud Services	$971,639	$911,327
Digital Media	1,114,708	1,124,535
Total assets from reportable segments	2,086,347	2,035,862
Corporate	16,205	26,466
Total assets	$2,102,552	$2,062,328

	Three Months Ended March 31,
	2017	2016
Capital expenditures:
Business Cloud Services	$1,456	$1,121
Digital Media	8,204	3,200
Total from reportable segments	9,660	4,321
Corporate	—	—
Total capital expenditures	$9,660	$4,321

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization:
Business Cloud Services	$16,764	$17,502
Digital Media	22,558	9,672
Total from reportable segments	39,322	27,174
Corporate	—	—
Total depreciation and amortization	$39,322	$27,174

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

	Three Months Ended March 31, 2017
	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$93,632	$5,883	$44,438
Cloud Services	46,714	9,534	12,416
Intellectual Property	1,198	1,347	(554)
Total	$141,544	$16,764	$56,300

	Three Months Ended March 31, 2016
	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$90,244	$5,570	$40,520
Cloud Services	46,719	10,318	10,974
Intellectual Property	1,176	1,614	(1,217)
Total	$138,139	$17,502	$50,277

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$185,762	$137,639
Canada	19,401	18,366
Ireland	17,901	12,549
All other countries	31,605	31,948
	$254,669	$200,502

	March 31, 2017	December 31, 2016
Long-lived assets:
United States	$441,631	$453,053
All other countries	92,472	93,430
Total	$534,103	$546,483

14.Unrestricted Subsidiaries (unaudited)

Reorganization

On August 12, 2016, all of the equity interests in Ziff Davis, LLC, a Delaware limited liability company, and all of the equity interests in Advanced Messaging Technologies, Inc., a Delaware corporation, held by j2 Cloud Services, LLC, a Delaware limited liability company, were distributed to j2 Global, the parent company of j2 Cloud Services, LLC.

Until the reorganization noted above, the Company’s Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services’ Senior Notes:

Ziff Davis, LLC and subsidiaries
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company’s condensed consolidated financial statements.

As required by the indenture governing j2 Cloud Services’ Senior Notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented for any period in which j2 Cloud Services had Unrestricted Subsidiaries. Accordingly, the Company is presenting the following tables.

The financial position of the Unrestricted Subsidiaries as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$46,633	$17,931
Accounts receivable	133,488	158,730
Prepaid expenses and other current assets	14,464	13,494
Total current assets	194,585	190,155
Property and equipment, net	42,575	38,752
Trade names, net	67,005	69,093
Patent and patent licenses, net	11,964	13,303
Customer relationships, net	89,415	95,855
Goodwill	564,527	563,658
Other purchased intangibles, net	153,723	163,023
Deferred income taxes, non-current	47	482
Other assets	5,408	5,541
Total assets	$1,129,249	$1,139,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$128,877	$163,130
Income taxes payable	5,099	4,353
Deferred revenue, current	17,476	13,773
Total current liabilities	151,452	181,256
Long-term debt	642,662	602,662
Deferred income taxes, non-current	11,075	11,816
Other long-term liabilities	1,065	1,454
Total liabilities	806,254	797,188
Additional paid-in capital	318,127	318,160
Retained earnings	7,680	27,004
Accumulated other comprehensive loss	(2,812)	(2,490)
Total stockholders’ equity	322,995	342,674
Total liabilities and stockholders’ equity	$1,129,249	$1,139,862

The results of operations of the Unrestricted Subsidiaries for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$113,131	$62,457

Cost of revenues	11,712	5,311
Gross profit	101,419	57,146
Operating expenses:
Sales and marketing	55,327	26,461
Research, development and engineering	5,499	2,482
General and administrative	45,847	22,819
Total operating expenses	106,673	51,762
Income (loss) from operations	(5,254)	5,384
Interest expense, net	13,611	4,127
Other (income) expense, net	(624)	172
Income (loss) before income taxes	(18,241)	1,085
Income tax expense	1,083	580
Net income (loss)	$(19,324)	$505

15.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	3,582	3,582
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	3,582	3,582
Ending balance	$—	$(51,067)	$(51,067)

16.Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the Senior Notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the Senior Notes issued by its wholly owned subsidiary, j2 Cloud Services, LLC. j2 Cloud Services, LLC is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. While substantially all of the Company’s assets (other than the net cash proceeds from the issuance of the Convertible Notes) are owned directly or indirectly by j2 Cloud Services, LLC, those contractual provisions did not, as of June 30, 2014, meaningfully restrict j2 Cloud Services, LLC’s ability to pay dividends to j2 Global, Inc.

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(Unaudited, in thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$15,150	$34,395	$137,864	$—	$187,409
Short-term investments	—	—	65	—	65
Accounts receivable, net	1	10,143	161,919	(1)	172,062
Prepaid expenses and other current assets	38,296	1,766	22,295	(38,180)	24,177
Intercompany receivable	679,103	299,743	149,971	(1,128,817)	—
Total current assets	732,550	346,047	472,114	(1,166,998)	383,713
Property and equipment, net	—	6,088	63,626	—	69,714
Trade names, net	—	10,439	102,900	—	113,339
Patent and patent licenses, net	—	565	11,988	—	12,553
Customer relationships, net	—	10,810	194,110	—	204,920
Goodwill	—	70,480	1,068,220	—	1,138,700
Other purchased intangibles, net	—	6,944	159,444	—	166,388
Investment in subsidiaries	1,121,423	751,821	(1,073)	(1,872,171)	—
Deferred income taxes, non-current	—	32,667	1,752	(27,507)	6,912
Other assets	—	422	5,891	—	6,313
Total assets	$1,853,973	$1,236,283	$2,078,972	$(3,066,676)	$2,102,552
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$6,697	$44,117	$133,294	$(38,181)	$145,927
Income taxes payable	—	94,709	—	(73,110)	21,599
Deferred revenue, current	—	20,324	65,107	—	85,431
Line of credit	224,123	—	—	—	224,123
Other current liabilities	—	—	34	—	34
Intercompany payable	303,492	—	752,214	(1,055,706)	—
Total current liabilities	534,312	159,150	950,649	(1,166,997)	477,114
Long-term debt	357,462	246,811	—	—	604,273

Deferred revenue, non-current	—	822	—	—	822
Liability for uncertain tax positions	—	41,833	5,345	—	47,178
Deferred income taxes, non-current	31,738	—	35,521	(27,507)	39,752
Other long-term liabilities	1,107	559	1,321	—	2,987
Total liabilities	924,619	449,175	992,836	(1,194,504)	1,172,126
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	475	—	—	—	475
Additional paid-in capital	468,359	89,066	424,399	(669,356)	312,468
Retained earnings	460,520	697,822	713,024	(1,202,816)	668,550
Accumulated other comprehensive income (loss)	—	220	(51,287)	—	(51,067)
Total stockholders’ equity	929,354	787,108	1,086,136	(1,872,172)	930,426
Total liabilities and stockholders’ equity	$1,853,973	$1,236,283	$2,078,972	$(3,066,676)	$2,102,552

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(Unaudited, in thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$23,935	$22,949	$77,066	$—	$123,950
Short-term investments	—	—	60	—	60
Accounts receivable, net	—	11,464	188,498	(91)	199,871
Prepaid expenses and other current assets	25,922	2,266	21,246	(25,316)	24,118
Intercompany receivable	635,740	281,078	166,210	(1,083,028)	—
Total current assets	685,597	317,757	453,080	(1,108,435)	347,999
Property and equipment, net	—	6,318	61,776	—	68,094
Trade names, net	—	10,097	105,756	—	115,853
Patent and patent licenses, net	—	601	13,327	—	13,928
Customer relationships, net	—	2,519	205,636	—	208,155
Goodwill	—	58,310	1,064,500	—	1,122,810
Other purchased intangibles, net	—	4,804	168,951	—	173,755
Investment in subsidiaries	1,091,412	730,153	(1,071)	(1,820,494)	—
Deferred income taxes, non-current	1,346	26,667	2,171	(24,895)	5,289
Other assets	—	443	6,002	—	6,445
Total assets	$1,778,355	$1,157,669	$2,080,128	$(2,953,824)	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$4,545	$28,179	$170,754	$(25,407)	$178,071
Income taxes payable	—	82,795	—	(66,042)	16,753
Deferred revenue, current	—	19,277	61,107	—	80,384
Line of credit	178,817	—	—	—	178,817
Other current liabilities	—	—	64	—	64
Intercompany payable	296,658	11	720,317	(1,016,986)	—
Total current liabilities	480,020	130,262	952,242	(1,108,435)	454,089
Long-term debt	355,143	246,604	(1)	—	601,746
Deferred revenue, non-current	—	1,588	—	—	1,588
Liability for uncertain tax positions	—	41,259	5,278	—	46,537

Deferred income taxes, non-current	28,687	—	36,565	(24,895)	40,357
Other long-term liabilities	1,040	505	1,930	—	3,475
Total liabilities	864,890	420,218	996,014	(1,133,330)	1,147,792
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	474	—	—	—	474
Additional paid-in capital	464,220	89,066	424,399	(669,356)	308,329
Retained earnings	448,771	648,233	714,516	(1,151,138)	660,382
Accumulated other comprehensive income (loss)	—	152	(54,801)	—	(54,649)
Total stockholders’ equity	913,465	737,451	1,084,114	(1,820,494)	914,536
Total liabilities and stockholders’ equity	$1,778,355	$1,157,669	$2,080,128	$(2,953,824)	$2,062,328

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$75,336	$207,888	$(28,555)	$254,669

Cost of revenues	—	17,227	52,131	(28,548)	40,810
Gross profit	—	58,109	155,757	(7)	213,859
Operating expenses:
Sales and marketing	—	10,810	66,674	(7)	77,477
Research, development and engineering	—	2,950	8,802	—	11,752
General and administrative	4,824	4,771	67,060	—	76,655
Total operating expenses	4,824	18,531	142,536	(7)	165,884
Income (loss) from operations	(4,824)	39,578	13,221	—	47,975
Equity earnings in subsidiaries	26,430	17,828	—	(44,258)	—
Interest (income) expense, net	(5,309)	5,207	12,512	—	12,410
Other income, net	—	(46)	369	—	323
Income before income taxes	26,915	52,245	340	(44,258)	35,242
Income tax expense	1,095	6,489	1,838	—	9,422
Net income	$25,820	$45,756	$(1,498)	$(44,258)	$25,820

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2016
(Unaudited, in thousands except share and per share data)

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$25,820	$45,756	$(1,498)	$(44,258)	$25,820
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	3,582	—	3,582
Change in fair value on available-for-sale investments, net of tax expense (benefit)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	3,582	—	3,582
Comprehensive income	$25,820	$45,756	$2,084	$(44,258)	$29,402

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$29,943	$34,323	$27,696	$(62,019)	$29,943
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	3,415	—	3,415
Change in fair value on available-for-sale investments, net of tax benefit	(2,361)	—	—	—	(2,361)
Other comprehensive income (loss), net of tax	(2,361)	—	3,415	—	1,054
Comprehensive income	$27,582	$34,323	$31,111	$(62,019)	$30,997

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
Three Months Ended March 31, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(71,295)	$20,798	$101,688	$—	$51,191
Cash flows from investing activities:
Purchase of certificates of deposit	—	—	(5)	—	(5)
Purchases of property and equipment	—	(479)	(9,181)	—	(9,660)
Acquisition of businesses, net of cash received	—	2	(3,565)	—	(3,563)
Purchases of intangible assets	—	(2)	(140)	—	(142)
Net cash used in investing activities	—	(479)	(12,891)	—	(13,370)
Cash flows from financing activities:
Proceeds from line of credit, net	44,981	—	—	—	44,981
Repurchases of common and restricted stock	(314)	—	—	—	(314)
Issuance of common stock under employee stock purchase plan	67	—	—	—	67
Exercise of stock options	695	—	—	—	695
Dividends paid	(17,575)	—	—	—	(17,575)
Deferred payments for acquisitions	—	(1,035)	(1,264)	—	(2,299)
Other	—	—	(26)	—	(26)
Intercompany	34,656	(7,906)	(26,750)	—	—
Net cash (used in) provided by financing activities	62,510	(8,941)	(28,040)	—	25,529
Effect of exchange rate changes on cash and cash equivalents	—	68	41	—	109
Net change in cash and cash equivalents	(8,785)	11,446	60,798	—	63,459
Cash and cash equivalents at beginning of period	23,935	22,949	77,066	—	123,950
Cash and cash equivalents at end of period	$15,150	$34,395	$137,864	$—	$187,409

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
Three Months Ended March 31, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$5,686	$(450)	$59,288	$—	$64,524
Cash flows from investing activities:
Maturity of available-for-sale investments	26,224	—	—	—	26,224
Purchase of available-for-sale investments	(21,402)	—	—	—	(21,402)
Purchases of property and equipment	—	(284)	(4,037)	—	(4,321)
Acquisition of businesses, net of cash received	—	—	(47,989)	—	(47,989)
Purchases of intangible assets	—	—	(316)	—	(316)
Net cash (used in) provided by investing activities	4,822	(284)	(52,342)	—	(47,804)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(1,786)	—	—	—	(1,786)
Issuance of common stock under employee stock purchase plan	58	—	—	—	58
Exercise of stock options	1,312	—	—	—	1,312
Dividends paid	(15,817)	—	—	—	(15,817)
Excess tax benefits from share-based compensation	264	—	—	—	264
Deferred payments for acquisitions	—	(528)	(13,858)	—	(14,386)
Other	—	—	(25)	—	(25)
Intercompany	(13,327)	(4,147)	17,474	—	—
Net cash (used in) provided by financing activities	(29,296)	(4,675)	3,591	—	(30,380)
Effect of exchange rate changes on cash and cash equivalents	(91)	(30)	1,006	—	885
Net change in cash and cash equivalents	(18,879)	(5,439)	11,543	—	(12,775)
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$36,637	$4,536	$201,582	$—	$242,755

17.Subsequent Events

On May 4, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.3750 per share of j2 Global common stock payable on June 2, 2017 to all stockholders of record as of the close of business on May 19, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the “Company”, “our”, “us” or “we”), is a leading provider of Internet services. Through our Business Cloud Services Division, we provide cloud services to businesses of all sizes, from individuals to enterprises, and license our intellectual property (“IP”) to third parties. In addition, the Business Cloud Services Division includes our j2 Cloud Connect business which primarily focuses on our voice and fax products. The Digital Media Division specializes in the technology, gaming, lifestyle and healthcare markets, reaching in-market buyers and influencers in both the consumer and business-to-business space.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	2016
Subscriber revenues:
Fixed	$116,590	$115,496
Variable	23,742	21,452
Total subscriber revenues	$140,332	$136,948
Other license revenues	1,212	1,191
Total revenues	$141,544	$138,139

Percentage of total subscriber revenues:
Fixed	83.1%	84.3%
Variable	16.9%	15.7%

Total revenues:
Number-based	$93,438	$89,967
Non-number-based	48,106	48,172
Total revenues	$141,544	$138,139

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.03	$14.95
Cancel Rate(3)	2.3%	2.2%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Visits	1,402	1,096
Page views	5,386	3,637
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017. During the three months ended March 31, 2017, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2017
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2017	2016
Revenues	$254,669	$200,502	27%

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

Our revenues in 2017 have increased over the comparable three month period of 2016 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2017	2016
Cost of revenue	$40,810	$34,288	19%
As a percent of revenue	16%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2017 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2016 that resulted in additional editorial and production costs, customer services, and depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2017	2016
Sales and Marketing	$77,477	$48,112	61%
As a percent of revenue	30%	24%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2017 was $31.5 million (primarily consists of $20.7 million of third-party advertising costs and $10.0 million of personnel costs) compared to 2016 of $23.6 million (primarily consists of $16.1 million third-party advertising costs and $5.9 million personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2017 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with the acquisition of Everyday Health within the Digital Media segment, which was acquired in December 2016.

Research, Development and Engineering.

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2017	2016
Research, Development and Engineering	$11,752	$8,988	31%
As a percent of revenue	5%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2017 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

	Three Months Ended March 31,		Percentage Change
	2017	2016
General and Administrative	$76,655	$55,776	37%
As a percent of revenue	30%	28%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2017 versus the prior comparable period was primarily due to additional amortization of intangible assets, personnel costs relating to businesses acquired in and subsequent to the first quarter 2016, severance costs associated with acquisitions and depreciation of fixed assets.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$117	$95
Operating expenses:
Sales and marketing	378	531
Research, development and engineering	238	207
General and administrative	2,881	1,976
Total	$3,614	$2,809

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $12.4 million and $10.2 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense, net has increased over the prior comparable period primarily due to increased interest expense associated with our line of credit borrowings and decreased interest income on cash, cash equivalents and investments.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense, net was $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Other expense, net increased over the prior comparable period primarily due to increased losses on currency exchange.

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

Provision for income taxes amounted to $9.4 million and $13.0 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was 26.7% and 30.3% for the three months ended March 31, 2017 and 2016, respectively.

The decrease in our effective income tax rate for the three months and nine months ended March 31, 2017 was primarily attributable to the following:

1.	a decrease during 2017 in the valuation allowance for foreign tax credit carryforwards;

2.	an increase in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations); partially offset by

3.	an increase during 2017 in the amount of deemed distribution income (Subpart F) from our foreign subsidiaries.

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

Revenues
The following table presents our revenues by source as a percentage of total revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Business Cloud Services revenues:
Fax and Voice	36.8%	45.0%
Other	18.8%	23.9%
Total Business Cloud Services revenues:	55.6%	68.9%
Digital Media revenues:
Media	44.4%	31.1%
Total revenues	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
External net sales	$141,544	$138,139
Inter-segment net sales	—	—
Segment net sales	141,544	138,139
Cost of revenues	29,097	28,982
Gross profit	112,447	109,157
Operating expenses	56,147	58,880
Segment operating income	$56,300	$50,277

Segment net sales of $141.5 million for the three months ended March 31, 2017 increased $3.4 million, or 2.5% from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $112.4 million for the three months ended March 31, 2017 increased $3.3 million from the prior comparable period primarily due to business acquisitions.
Segment operating expenses of $56.1 million for the three months ended March 31, 2017 decreased $(2.7) million from the prior comparable period primarily due to (a) lower amortization of intangible assets and transition service costs associated with businesses acquired in and subsequent to the prior comparable period; and (b) reduced miscellaneous general and administrative related fees. As a result of these factors, segment operating income of $56.3 million for the three months ended March 31, 2017 increased $6.0 million, or 12.0% from the prior comparable period. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended March 31, 2017
	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$93,632	$5,883	$44,438
Cloud Services	46,714	9,534	12,416
Intellectual Property	1,198	1,347	(554)
Total	$141,544	$16,764	$56,300

	Three Months Ended March 31, 2016
	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$90,244	$5,570	$40,520
Cloud Services	46,719	10,318	10,974
Intellectual Property	1,176	1,614	(1,217)
Total	$138,139	$17,502	$50,277
Digital Media
 The following segment results are presented for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
External net sales	$113,125	$62,363
Inter-segment net sales	6	46
Segment net sales	113,131	62,409
Cost of revenues	11,713	5,306
Gross profit	101,418	57,103
Operating expenses	104,920	49,370
Segment operating (loss) income	$(3,502)	$7,733
Segment net sales of $113.1 million for the three months ended March 31, 2017 increased $50.7 million, or 81.3% from the prior comparable period primarily due to the acquisition of Everyday Health in December 2016.
Segment gross profit of $101.4 million for the three months ended March 31, 2017 increased $44.3 million from the prior comparable period primarily due to the acquisition of Everyday Health in December 2016.
Segment operating expenses of $104.9 million for the three months ended March 31, 2017 increased $55.6 million from the prior comparable period primarily due to the acquisition of Everyday Health in December 2016 comprised primarily of salary and related costs, marketing costs, and amortization of intangible assets.
As a result of these factors, segment operating income of $(3.5) million for the three months ended March 31, 2017 decreased $(11.2) million or (145.3)% from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2017, we had cash and investments of $187.5 million compared to $124.0 million at December 31, 2016. The increase in cash and investments resulted primarily from cash from operations, partially offset by business acquisitions, dividends and interest paid, and repurchase of stock. At March 31, 2017, cash and investments consisted of cash and cash equivalents of $187.4 million and short-term investments of $0.1 million. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2017, cash and investments held within foreign and domestic jurisdictions were $99.5 million and $87.9 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 9, 2017, the Company declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017. Future dividends are subject to Board approval.

On December 5, 2016, j2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $225.0 million (the “Credit Facility”), $180.0 million of which was drawn at closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition. In the first quarter, the Company drew an additional $45.0 million. The Company must repay $75.0 million six months subsequent to the Closing Date.

In order to timely complete the Everyday Health acquisition, the Company borrowed $126.8 million from its non-US subsidiaries. The Company has the ability, in the short term, to repay its non-U.S. subsidiaries from additional domestic financing or cash from its domestic operations. At March 31, 2017, the Company does not expect the borrowing from its non-U.S. subsidiaries to result in incremental U.S. tax expense in future periods due to the availability of foreign tax credits. Additionally, j2 is in the process of negotiating and expects to secure commitments for domestic-based financing that would provide further U.S. liquidity; however, there are no assurances that it will consummate such financing. The Company’s practice and intent is to continue to indefinitely reinvest earnings from its non-U.S. subsidiaries to support growth outside of the U.S. through funding of acquisitions, operating expenses, research and development expenses, capital expenditures and other cash needs of its non-U.S. subsidiaries. Should the Company’s domestic cash from operations and refinancing not result in liquidity sufficient to repay the loans from its foreign subsidiaries as anticipated, the Company could have a higher effective tax rate in future periods. It is not practical to estimate potential incremental U.S. taxes if U.S. liquidity does not meet the Company’s expectations.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations and the additional debt facilities described above will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $51.2 million and $64.5 million for the three months ended March 31, 2017 and 2016, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2017 compared to 2016 was primarily attributable to a decrease in accounts payable and accrued expenses including a $20.0 million payment of certain contingent compensation obligations of Everyday Health as well as payments of $22.0 million for general and acquisition related accrued expenses, specific to Everyday Health; partially offset by a decrease in accounts receivable and increased depreciation and amortization. Certain taxes are prepaid during the year and are included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Our prepaid taxes were zero and zero at March 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents and short-term investments were $187.5 million and $124.0 million at March 31, 2017 and December 31, 2016, respectively.

Net cash used in investing activities was $(13.4) million and $(47.8) million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, net cash used in investing activities was primarily attributable to capital expenditures associated with the purchase of property and equipment, business acquisitions and the purchase of intangible assets. For the three months ended March 31, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. The decrease in our net cash used in investing activities in 2017 compared to 2016 was primarily attributable to a decrease in business acquisitions and the purchase of investments; partially offset by the maturity of investments.

Net cash provided by (used in) financing activities was $25.5 million and $(30.4) million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, net cash provided by financing activities was primarily attributable to proceeds from a line of credit and exercise of stock options; partially offset by dividends paid, business acquisitions, and repurchases of stock. For the three months ended March 31, 2016, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. The change in net cash provided by financing activities in 2017 compared to 2016 was primarily attributable to the proceeds from a line of credit and lower deferred payments for acquisitions.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. During the three month period ended March 31, 2017, we repurchased zero shares under this program. Cumulatively at March 31, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2017:

	Payments Due in (in thousands)
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$250,000	$402,500	$—	$652,500
Long-term debt - interest (b)	23,081	33,081	33,081	32,803	6,541	—	128,587
Line of Credit - principal (c)	225,000	—	—	—	—	—	225,000
Operating leases (d)	11,527	14,065	12,249	8,967	8,061	16,914	71,783
Capital leases (e)	29	8	—	—	—	—	37
Telecom services and co-location facilities (f)	3,857	2,362	540	43	—	—	6,802
Holdback payment (g)	5,232	508	—	—	—	—	5,740
Contingent consideration (h)	20,000	—	—	—	—	—	20,000
Other (i)	560	—	—	—	—	—	560
Total	$289,286	$50,024	$45,870	$291,813	$417,102	$16,914	$1,111,009

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent principal on the line of credit (see Note 8 - Commitments and Contingencies). The associated interest is not included in the schedule above due its variable nature.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(e)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(i)	These amounts represent certain consulting and Board of Directors fee arrangements.

As of March 31, 2017, our liability for uncertain tax positions was $47.2 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented the contingent consideration (other than $20 million in contingent consideration associated with the acquisition of Ookla) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2016 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2017.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2017, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2017, we had no investments in debt securities with effective maturities greater than one year. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalent investments primarily in time deposits and money market funds with maturities of 90 days or less of $187.4 million and $124.0 million, respectively.

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

Foreign exchange losses were not material to our earnings, amounting to approximately $(0.3) million and $(0.8) million, for the three months ended March 31, 2017 and 2016, respectively. Cumulative translation adjustments included in other comprehensive income amounted to approximately $3.6 million and $3.4 million, for the three months ended March 31, 2017 and 2016, respectively.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2017. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. During the three month period ended March 31, 2017, we repurchased zero shares under this program. Cumulatively at March 31, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2017 - January 31, 2017	—	$—	—	1,938,689
February 1, 2017 - February 29, 2017	2,941	$86.09	—	1,938,689
March 1, 2017 - March 31, 2017	751	$81.43	—	1,938,689
Total	3,692		—	1,938,689

(1)
All shares purchased were surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
None.

Item 6.Exhibits

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 9, 2017	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2017	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.