Form 10-Q
period 2017-06-30
J2 GLOBAL, INC.
filed 2017-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

As of August 3, 2017, the registrant had 48,336,201 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$330,743	$123,950
Restricted cash	265,000	—
Short-term investments	65	60
Accounts receivable, net of allowances of $9,027 and $7,988, respectively	181,528	199,871
Prepaid expenses and other current assets	22,354	24,118
Current assets held for sale	5,770	—
Total current assets	805,460	347,999
Property and equipment, net	71,173	68,094
Trade names, net	110,444	115,853
Patent and patent licenses, net	11,908	13,928
Customer relationships, net	193,180	208,155
Goodwill	1,139,426	1,122,810
Other purchased intangibles, net	152,553	173,755
Deferred income taxes, non-current	7,228	5,289
Other assets	6,569	6,445
Non-current assets held for sale	29,720	—
TOTAL ASSETS	$2,527,661	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$135,473	$178,071
Income taxes payable	12,845	16,753
Deferred revenue, current	88,153	80,384
Line of credit	—	178,817
Current maturities of long-term debt	246,652	—
Other current liabilities	24	64
Current liabilities held for sale	523	—
Total current liabilities	483,670	454,089
Long-term debt	996,377	601,746
Deferred revenue, non-current	57	1,588
Liability for uncertain tax positions	46,988	46,537
Deferred income taxes, non-current	34,764	40,357
Other long-term liabilities	5,143	3,475
Non-current liabilities held for sale	5,103	—
TOTAL LIABILITIES	1,572,102	1,147,792
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,591,011 and 47,443,716 shares, respectively	476	474
Additional paid-in capital	314,790	308,329
Retained earnings	679,029	660,382
Accumulated other comprehensive loss	(38,736)	(54,649)
TOTAL STOCKHOLDERS’ EQUITY	955,559	914,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,527,661	$2,062,328
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$273,174	$211,800	$527,843	$412,302

Cost of revenues (1)	43,159	35,591	83,969	69,878
Gross profit	230,015	176,209	443,874	342,424
Operating expenses:
Sales and marketing (1)	80,862	48,617	158,339	96,729
Research, development and engineering (1)	11,555	9,213	23,307	18,201
General and administrative (1)	79,038	59,434	155,693	115,211
Total operating expenses	171,455	117,264	337,339	230,141
Income from operations	58,560	58,945	106,535	112,283
Interest expense, net	13,670	10,301	26,079	20,534
Other expense (income), net	4,227	(213)	4,551	(87)
Income before income taxes	40,663	48,857	75,905	91,836
Income tax expense	9,287	15,087	18,709	28,123
Net income	$31,376	$33,770	$57,196	$63,713

Net income per common share:
Basic	$0.65	$0.69	$1.19	$1.31
Diluted	$0.63	$0.69	$1.16	$1.30
Weighted average shares outstanding:
Basic	47,547,118	48,055,783	47,505,406	48,011,250
Diluted	48,948,315	48,265,298	48,857,405	48,251,698
Cash dividends paid per common share	$0.3750	$0.3350	$0.7400	$0.6600

(1) Includes share-based compensation expense as follows:
Cost of revenues	$121	$103	$238	$198
Sales and marketing	521	434	899	965
Research, development and engineering	281	221	518	428
General and administrative	4,639	2,681	7,522	4,657
Total	$5,562	$3,439	$9,177	$6,248

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income	$31,376	$33,770	$57,196	$63,713
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,331	(12,653)	15,913	(9,238)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of zero and zero for the three and six months of 2017, respectively, and 1,380 and ($61) for the three and six months of 2016, respectively	—	2,251	—	(110)
Other comprehensive income (loss), net of tax	12,331	(10,402)	15,913	(9,348)
Comprehensive Income	$43,707	$23,368	$73,109	$54,365

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$57,196	$63,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,225	58,233
Accretion and amortization of discount and premium of investments	—	646
Amortization of financing costs and discounts	6,307	4,777
Share-based compensation	9,177	6,248
Provision for doubtful accounts	5,623	5,009
Deferred income taxes, net	(3,679)	(2,064)
Decrease (increase) in:
Accounts receivable	11,195	3,763
Prepaid expenses and other current assets	2,527	1,534
Other assets	(105)	(1,894)
Increase (decrease) in:
Accounts payable and accrued expenses	(55,047)	(15,480)
Income taxes payable	(4,464)	2,034
Deferred revenue	1,817	(2,699)
Liability for uncertain tax positions	(4)	4,440
Other long-term liabilities	1,887	3,792
Net cash provided by operating activities	111,655	132,052
Cash flows from investing activities:
Maturity of available-for-sale investments	—	112,631
Purchase of available-for-sale investments	(5)	(47,207)
Purchases of property and equipment	(18,945)	(9,186)
Acquisition of businesses, net of cash received	(36,430)	(76,725)
Purchases of intangible assets	(768)	(1,815)
Net cash used in investing activities	(56,148)	(22,302)
Cash flows from financing activities:
Issuance of long-term debt, net	636,178	—
Proceeds from line of credit, net	44,981	—
Repayment of line of credit	(225,000)	—
Repurchases of common stock and restricted stock	(6,738)	(3,356)
Issuance of common stock under employee stock purchase plan	133	123
Exercise of stock options	1,051	1,911
Dividends paid	(35,707)	(32,202)
Deferred payments for acquisitions	(3,339)	(16,550)
Other	(36)	843
Net cash provided by (used in) financing activities	411,523	(49,231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,576	(2,295)
Net change in cash, cash equivalents and restricted cash	472,606	58,224
Net change in cash balance included in assets held for sale	(813)	—
Cash, cash equivalents and restricted cash at beginning of period	123,950	255,530
Cash, cash equivalents and restricted cash at end of period	$595,743	$313,754

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

As of June 30, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

2.Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients. In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU represent changes to clarify the Codification or to correct unintended application of guidance. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective approach. The Company has substantially completed a review of the likely impact to the existing portfolio of customer contracts entered into prior to this adoption and will continue to evaluate the effect of adopting this guidance upon the Company’s results of operations, cash flows and financial position. Currently, the Company does not expect the adoption of this ASU to have a material impact on our financial statements, however, we do anticipate some changes within revenue recognition associated with licensing and patents. In addition, we expect additional reporting requirements under the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this ASU on our financial statements. The Company currently has both capital and operating leases both domestically and internationally with varying expiration dates through 2025 in the aggregate amount of $68.5 million for the period ended June 30, 2017.

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

In May 2017, the FASB issued 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3)The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for those fiscal years, beginning after December 15, 2017. Early adoption is permitted and should be adopted on a prospective basis. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

3.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first six months of fiscal 2017, paying the purchase price in cash in each transaction: (a) an asset purchase of sFax, acquired on March 31, 2017, an Austin-based provider of mobile cloud faxing for health care; (b) a share purchase of the entire issued capital of WeCloud AB, acquired on June 12, 2017, a Swedish-based provider of cloud-based Internet security services; (c) an asset purchase of MyPhoneFax.com, acquired on June 30, 2017, a provider of online fax services; and (d) other immaterial acquisitions of email marketing and email security businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet as of June 30, 2017, reflect the results of operations of all 2017 acquisitions. For the six months ended June 30, 2017, these acquisitions contributed $3.3 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $48.3 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$703
Prepaid expenses and other current assets	63
Property and equipment	486
Trade names	1,343
Customer relationships	21,803
Other intangibles	2,696
Goodwill	24,378
Accounts payable and accrued expenses	(1,280)
Deferred revenue	(1,866)
Total	$48,326

During the six months ended June 30, 2017, the purchase price accounting has been finalized for the following acquisitions: (i) Fonebox; and (ii) other immaterial fax, online data backup, email security and email marketing businesses. The initial accounting for all other 2017 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2017, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net decrease in goodwill of $(0.8) million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net increase in goodwill of $1.3 million. Such adjustments had an immaterial impact to the amortization expense within the condensed consolidated statement of income for the six months ended June 30, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2017 is $24.4 million, of which $19.6 million is expected to be deductible for income tax purposes.

4.Investments

Short-term investments consist of certificates of deposits, which are stated at fair market value.

5.	Assets Held for Sale

The Company classifies assets held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.

During the second quarter 2017, the Company committed to a plan to sell the Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media segment, as it was determined to be a non-core asset. This determination resulted in a reclassification of assets held for sale on the condensed consolidated balance sheet with a net carrying value of $29.8 million as of June 30, 2017.

The following table presents information related to the assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in thousands):

June 30, 2017

Cash	$813
Accounts receivable, net	4,746
Prepaid expenses and other current assets	210
Property and equipment, net	472
Goodwill	17,815
Other intangible assets, net	11,405
Other assets	29
Total assets held for sale	$35,490

Accounts payable and accrued expenses	$562
Deferred income taxes, non current	5,064
Total liabilities held for sale	$5,626

On July 12, 2017, in a cash transaction, the Company sold Cambridge. The Company is currently determining the financial impact to the statement of operations which will be recorded in the third quarter 2017 (see Note 18 - Subsequent Events). The Company does not expect a material gain or loss from this transaction.

6.Fair Value Measurements

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

The fair value of the Convertible Notes (see Note 8 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of our senior notes (8.0% senior unsecured notes at December 31, 2016 and 6.0% senior unsecured notes at June 30, 2017) (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of debt at June 30, 2017 and December 31, 2016 was $1.5 billion and $792.2 million, respectively.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$11,787	$—	$—	$11,787
Certificates of deposit	—	65	—	65
Total assets measured at fair value	$11,787	$65	$—	$11,852

Liabilities:
Contingent interest derivative	$—	$958	$—	$958
Total liabilities measured at fair value	$—	$958	$—	$958

December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$7,737	$—	$—	$7,737
Certificates of deposit	—	60	—	60
Total assets measured at fair value	$7,737	$60	$—	$7,797

Liabilities:
Contingent consideration	$—	$—	$17,450	$17,450
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,450	$18,408

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2017, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2017	$17,450
Contingent consideration	—
Total fair value adjustments reported in earnings	(600)	General and administrative
Contingent consideration payments	(16,850)	Not applicable
Balance as of June 30, 2017	$—

In connection with the acquisition of Ookla, on December 1, 2014, $20.0 million ($16.9 million of contingent consideration and $3.1 million of compensation) was paid during the second quarter of 2017.

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of zero and $0.6 million at June 30, 2017 and December 31, 2016, respectively, which was recorded as an other long-term liability on the consolidated balance sheet at June 30, 2017.

During the six months ended June 30, 2017, the Company recorded a decrease in the fair value of the contingent consideration of $0.6 million and reported such decrease in general and administrative expenses.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2017	$958
Total fair value adjustments reported in earnings	—
Balance as of June 30, 2017	$958

Losses associated with other-than-temporary impairments are recorded as a component of other income (expenses). Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

7.Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2017 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2017	$559,152	$563,658	$1,122,810
Goodwill acquired (Note 3)	24,378	—	24,378
Goodwill reclassified to noncurrent assets held for sale (1)	—	(17,815)	(17,815)
Purchase accounting adjustments (2)	(766)	1,333	567
Foreign exchange translation	9,365	121	9,486
Balance as of June 30, 2017	$592,129	$547,297	$1,139,426

(1) During the second quarter of 2017, the Company reclassifed $17.8 million of goodwill to noncurrent assets held for sale in connection with Cambridge (see Note 5 - Assets Held for Sale).

(2) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2017 and December 31, 2016 as follows (in thousands):

	June 30, 2017	December 31, 2016
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of June 30, 2017, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.4 years	$128,379	$45,314	$83,065
Patent and patent licenses	6.6 years	66,272	54,364	11,908
Customer relationships (1)	9.2 years	411,833	218,653	193,180
Other purchased intangibles	5.0 years	194,151	47,030	147,121
Total		$800,635	$365,361	$435,274

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

Amortization expense, included in general and administrative expense, approximated $31.7 million and $24.8 million for the three month period ended June 30, 2017 and 2016, respectively, and $62.5 million and $45.8 million for the six month period ended June 30, 2017 and 2016, respectively. Amortization expense is estimated to approximate $156.6 million, $98.5 million, $61.3 million, $36.5 million and $28.9 million for fiscal years 2017 through 2021, respectively, and $116.1 million thereafter through the duration of the amortization period.

8.Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. j2 Cloud received proceeds of $636.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses and is presented as Long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of June 30, 2017. The proceeds were used to redeem all of j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility, with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

The 6.0% Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The 6.0% Senior Notes mature on July 15, 2025, and are senior unsecured obligations of the Issuers and are guaranteed on an unsecured basis by certain subsidiaries of j2 Cloud (as defined in the Indenture agreement dated June 27, 2017, the “Indenture”). If j2 Cloud or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary (as defined in the Indenture), after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Issuers’ obligations under the 6.0% Senior Notes.

The Issuers may redeem some or all of the 6.0% Senior Notes at any time on or after July 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date. Before July 15, 2020, in connection with certain equity offerings, the Issuers also may redeem up to 35% of the 6.0% Senior Notes at a price equal to 106.000% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem some or all of the 6.0% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The indenture governing the 6.0% Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, (i) pay dividends or make distributions on j2 Cloud’s capital stock or repurchase j2 Cloud’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, restricted payments are permitted up to $75 million. These contractual provisions did not, as of June 30, 2017, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc.

As of June 30, 2017, the estimated fair value of the 6.0% Senior Notes was approximately $650.0 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

8.0% Senior Notes

On June 27, 2017, j2 Cloud deposited sufficient funds with the trustee under the indenture with respect to its 8.0% senior unsecured notes to fund the redemption of the outstanding aggregate principal amount of those notes, to pay the redemption premium equal to 102% of the principal amount and to pay accrued and unpaid interest on the redemption date of August 1, 2017. As a result, the Company has reclassified $265 million, which includes a redemption premium and relevant accrued interest, from cash to restricted cash and classified the long-term debt associated with the 8.0% senior unsecured notes from noncurrent to current on the condensed consolidated balance sheet as of June 30, 2017 (see Note 18 - Subsequent Events).

As of June 30, 2017 and December 31, 2016, the estimated fair value of the 8.0% senior unsecured notes was approximately $255.0 million and $275.4 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of June 30, 2017, the conversion rate is 14.5422 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.77 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

The Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of June 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 4.0 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Convertible Notes was approximately $552.2 million and $516.8 million, respectively.

Long-term debt as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior Notes:
6.0% Senior Notes	$638,634	$—
8.0% Senior Notes	246,652	247,359
3.25% Convertible Notes	366,168	362,144
Less: Deferred issuance costs	(8,425)	(7,757)
Total debt	1,243,029	601,746
Less: current portion	246,652	—
Total long-term debt, less current portion	$996,377	$601,746

9.Commitments and Contingencies

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

On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. On May 18, 2017, the Appellate Board decided in favor of the Commonwealth of Massachusetts. The j2 Global affiliate has requested the findings of fact and conclusions of law from the Appellate Board.

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
Credit Agreement

On June 27, 2017, the Company paid off the entire line of credit of $225.0 million, in addition to interest and miscellaneous fees of $0.5 million.

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
The Company is currently under audit for indirect taxes in several states and municipalities including New York State, Massachusetts, Ohio, and the City of Los Angeles. On March 3, 2017, the New York State Department of Taxation and Finance issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of March 1, 2009 through February 28, 2014. We have reserved for potential adjustments to our accrual of indirect taxes that may result from examinations by or any negotiated agreements with these tax authorities and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimated indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.
10.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. The Company’s effective tax rate was 22.8% and 30.9% for the three months ended June 30, 2017 and 2016, respectively and 24.6% and 30.6% for the six months ended June 30, 2017 and 2016, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $9.2 million and $40.3 million for the six months ended June 30, 2017 and 2016, respectively, and income from foreign operations of $66.7 million and $51.5 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company had $47.0 million and $46.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $26.5 million and $25.0 million for the six months ended June 30, 2017 and 2016, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were zero at June 30, 2017 and December 31, 2016, respectively.

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

11.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the six month period ended June 30, 2017, we repurchased zero shares under this program. Cumulatively at June 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2017, the Company purchased 72,673 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2017 and 2016:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017

Future dividends are subject to Board approval.

12.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2017, 315,675 shares underlying options and 14,140 shares of restricted units were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of June 30, 2017, 62,000 shares underlying options and 28,700 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	413,858	$31.09
Granted	—	—
Exercised	(36,183)	29.05
Canceled	—	—
Outstanding at June 30, 2017	377,675	$31.28	3.6	$20,322,158
Exercisable at June 30, 2017	338,475	$27.33	3.1	$19,549,090
Vested and expected to vest at June 30, 2017	368,546	$30.39	3.5	$20,158,778

The total intrinsic values of options exercised during the six months ended June 30, 2017 and 2016 were $2.0 million and $2.5 million, respectively.

The Company recognized $50,000 and $0.1 million of compensation expense related to stock options for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.5 million and $0.7 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.7 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.43% and 12.33% as of June 30, 2017 and 2016, respectively.

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

Restricted Stock - Awards with Market Conditions

In May 2017, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20 day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2017 and 2016, the Company awarded 85,825 and 106,780 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2017 were $72.20.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

June 30, 2017
Underlying stock price at valuation date	$91.17
Expected volatility	29.0%
Risk-free interest rate	2.17%

Restricted stock award activity for the six months ended June 30, 2017 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	705,015	$41.40
Granted	219,220	54.40
Vested	(176,341)	45.17
Canceled	(1,850)	87.68
Nonvested at June 30, 2017	746,044	$44.22

Restricted stock unit award activity for the six months ended June 30, 2017 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	51,950
Granted	7,100
Vested	(9,530)
Canceled	(6,680)
Outstanding at June 30, 2017	42,840	1.9	$3,645,256
Vested and expected to vest at June 30, 2017	32,409	1.7	$2,757,659

The Company recognized $5.5 million and $3.2 million of compensation expense related to restricted stock and restricted stock units for the three months ended June 30, 2017 and 2016, respectively, and $9.1 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had unrecognized share-based compensation cost of approximately $45.8 million and $37.9 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.7 years for awards and 3.4 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. For the six months ended June 30, 2017 and 2016, 1,606 and 1,920 shares were purchased under the plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $133,000 and $123,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, 1,624,920 shares were available under the Purchase Plan for future issuance.

13.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$31,376	$33,770	$57,196	$63,713
Net income available to participating securities (a)	(401)	(494)	(708)	(905)
Net income available to j2 Global, Inc. common shareholders	$30,975	$33,276	$56,488	$62,808
Denominator:
Weighted-average outstanding shares of common stock	47,547,118	48,055,783	47,505,406	48,011,250
Dilutive effect of:
Equity incentive plans	235,814	209,515	239,367	221,095
Convertible debt (b)	1,165,383	—	1,112,632	19,353
Common stock and common stock equivalents	48,948,315	48,265,298	48,857,405	48,251,698
Net income per share:
Basic	$0.65	$0.69	$1.19	$1.31
Diluted	$0.63	$0.69	$1.16	$1.30

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended June 30, 2017 and 2016, there were zero and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the six months ended June 30, 2017 and 2016, there were zero and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

14.Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Business Cloud Services and (ii) Digital Media.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues by segment:
Business Cloud Services	$144,709	$142,460	$286,254	$280,599
Digital Media	128,474	69,385	241,605	131,794
Elimination of inter-segment revenues	(9)	(45)	(16)	(91)
Total revenues	273,174	211,800	527,843	412,302

Direct costs by segment(1):
Business Cloud Services	86,610	89,987	171,854	177,849
Digital Media	118,335	57,835	234,968	112,511
Direct costs by segment(1):	204,945	147,822	406,822	290,360

Business Cloud Services operating income(2)	58,099	52,473	114,400	102,750
Digital Media operating income	10,139	11,550	6,637	19,283
Segment operating income	68,238	64,023	121,037	122,033

Global operating costs(2)	9,678	5,078	14,502	9,750
Income from operations	$58,560	$58,945	$106,535	$112,283

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

	June 30, 2017	December 31, 2016
Assets:
Business Cloud Services	$1,421,170	$911,327
Digital Media (1)	1,101,684	1,124,535
Total assets from reportable segments	2,522,854	2,035,862
Corporate	4,807	26,466
Total assets	$2,527,661	$2,062,328
(1) Assets of $35.5 million classified as held for sale were included within Digital Media at June 30, 2017.

	Six Months Ended June 30,
	2017	2016
Capital expenditures:
Business Cloud Services	$2,804	$2,087
Digital Media	16,141	7,099
Total from reportable segments	18,945	9,186
Corporate	—	—
Total capital expenditures	$18,945	$9,186

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
Business Cloud Services	$17,189	$21,251	$33,953	$38,752
Digital Media	22,714	9,808	45,272	19,481
Total from reportable segments	39,903	31,059	79,225	58,233
Corporate	—	—	—	—
Total depreciation and amortization	$39,903	$31,059	$79,225	$58,233

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

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$95,667	$6,081	$44,942	$189,300	$11,963	$89,381
Cloud Services	47,763	9,847	13,375	94,476	19,382	25,791
Intellectual Property	1,279	1,261	(218)	2,478	2,608	(772)
Total	$144,709	$17,189	$58,099	$286,254	$33,953	$114,400

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$92,858	$7,575	$42,574	$183,102	$13,145	$83,094
Cloud Services	48,509	12,184	10,650	95,228	22,501	21,624
Intellectual Property	1,093	1,492	(751)	2,269	3,106	(1,968)
Total	$142,460	$21,251	$52,473	$280,599	$38,752	$102,750

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$202,493	$144,475	$388,255	$282,113
Canada	19,351	18,900	38,752	37,266
Ireland	18,479	18,595	36,380	36,449
All other countries	32,851	29,830	64,456	56,474
	$273,174	$211,800	$527,843	$412,302

	June 30, 2017	December 31, 2016
Long-lived assets:
United States	$425,118	$453,053
All other countries	93,207	93,430
Total	$518,325	$546,483

15.Unrestricted Subsidiaries (unaudited)

Reorganization

On August 12, 2016, all of the equity interests in Ziff Davis, LLC, a Delaware limited liability company, and all of the equity interests in Advanced Messaging Technologies, Inc., a Delaware corporation, held by j2 Cloud Services, LLC, a Delaware limited liability company, were distributed to j2 Global, the parent company of j2 Cloud Services, LLC.

Until the reorganization noted above, the Company’s Board of Directors had designated the following entities as “Unrestricted Subsidiaries” under the indenture governing j2 Cloud Services’ 8.0% senior unsecured notes, which were redeemed in full in August 2017 (see Note 8 - Long-Term Debt):

Ziff Davis, LLC and subsidiaries
Advanced Messaging Technologies, Inc. and subsidiaries

The financial position and results of operations of these Unrestricted Subsidiaries are included in the Company’s condensed consolidated financial statements.

As required by the indenture governing j2 Cloud Services’ 8.0% senior unsecured notes, information sufficient to ascertain the financial condition and results of operations excluding the Unrestricted Subsidiaries must be presented for any period in which j2 Cloud Services had Unrestricted Subsidiaries. Accordingly, the Company is presenting the following tables.

The financial position of the Unrestricted Subsidiaries as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$40,247	$17,931
Accounts receivable	137,622	158,730
Prepaid expenses and other current assets	15,060	13,494
Current assets held for sale	5,770	—
Total current assets	198,699	190,155
Property and equipment, net	45,106	38,752
Trade names, net	64,925	69,093
Patent and patent licenses, net	11,350	13,303
Customer relationships, net	76,793	95,855
Goodwill	547,297	563,658
Other purchased intangibles, net	139,201	163,023
Deferred income taxes, non-current	47	482
Other assets	5,657	5,541
Non-current assets held for sale	29,720	—
Total assets	$1,118,795	$1,139,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$127,493	$163,130
Income taxes payable	—	4,353
Deferred revenue, current	19,665	13,773
Current liabilities held for sale	523	—
Total current liabilities	147,681	181,256
Long-term debt	642,665	602,662
Liability for uncertain tax positions	1,001	—
Deferred income taxes, non-current	6,196	11,816
Other long-term liabilities	1,747	1,454
Non-current liabilities held for sale	5,103	—
Total liabilities	804,393	797,188
Additional paid-in capital	314,806	318,160
Retained earnings	1,521	27,004
Accumulated other comprehensive loss	(1,925)	(2,490)
Total stockholders’ equity	314,402	342,674
Total liabilities and stockholders’ equity	$1,118,795	$1,139,862

The results of operations of the Unrestricted Subsidiaries for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$128,474	$69,385	$241,606	$131,842

Cost of revenues	13,231	5,560	24,943	10,871
Gross profit	115,243	63,825	216,663	120,971
Operating expenses:
Sales and marketing	58,532	27,244	113,858	53,705
Research, development and engineering	5,759	3,169	11,258	5,652
General and administrative	42,311	23,706	88,158	46,524
Total operating expenses	106,602	54,119	213,274	105,881
Income from operations	8,641	9,706	3,389	15,090
Interest expense, net	14,420	4,486	28,031	8,613
Other expense, net	744	315	120	487
Income (loss) before income taxes	(6,523)	4,905	(24,762)	5,990
Income tax expense	774	1,691	1,857	2,271
Net income (loss)	$(7,297)	$3,214	$(26,619)	$3,719

16.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(51,067)	$(51,067)
Other comprehensive income before reclassifications	—	12,331	12,331
Net current period other comprehensive income	—	12,331	12,331
Ending balance	$—	$(38,736)	$(38,736)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	15,913	15,913
Net current period other comprehensive income	—	15,913	15,913
Ending balance	$—	$(38,736)	$(38,736)

17.Condensed Consolidating Financial Statements

In connection with the June 2014 Convertible Note issuance, j2 Global, Inc. entered into a supplemental indenture related to the 8.0% senior unsecured notes, pursuant to which it fully and unconditionally guaranteed, on an unsecured basis, the full and punctual payment of the 8.0% senior unsecured notes issued by its wholly owned subsidiary, j2 Cloud. j2 Cloud Services, LLC was subject to restrictions on dividends in its existing indenture with respect to the 8.0% senior unsecured notes until their redemption in full in August 2017 (see Note 8 - Long-Term Debt). While substantially all of the Company’s assets are owned directly or indirectly by j2 Cloud Services, LLC, those contractual provisions did not, as of June 30, 2017, meaningfully restrict j2 Cloud Services, LLC’s ability to pay dividends to j2 Global, Inc.

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(Unaudited, in thousands except share and per share data)

BALANCE SHEET	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
ASSETS
Cash and cash equivalents	$4,248	$169,330	$157,165	$—	$330,743
Restricted cash	—	265,000	—	—	265,000
Short-term investments	—	—	65	—	65
Accounts receivable, net	—	11,678	169,996	(146)	181,528
Prepaid expenses and other current assets	41,434	1,682	21,082	(41,844)	22,354
Current assets held for sale	—	—	5,770	—	5,770
Intercompany receivable	687,229	530,478	157,243	(1,374,950)	—
Total current assets	732,911	978,168	511,321	(1,416,940)	805,460
Property and equipment, net	—	5,715	65,458	—	71,173
Trade names, net	—	10,767	99,677	—	110,444
Patent and patent licenses, net	—	534	11,374	—	11,908
Customer relationships, net	—	17,491	175,689	—	193,180
Goodwill	—	83,298	1,056,128	—	1,139,426
Other purchased intangibles, net	—	7,114	145,439	—	152,553
Investment in subsidiaries	1,167,712	803,353	(1,071)	(1,969,994)	—
Deferred income taxes, non-current	—	22,933	3,391	(19,096)	7,228
Other assets	—	435	6,134	—	6,569
Non-current assets held for sale	—	—	29,720	—	29,720
Total assets	$1,900,623	$1,929,808	$2,103,260	$(3,406,030)	$2,527,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,567	$42,227	$129,669	$(41,990)	$135,473
Income taxes payable	—	101,314	39	(88,508)	12,845
Deferred revenue, current	—	20,966	67,187	—	88,153
Current maturities of long-term debt	—	246,652	—	—	246,652
Other current liabilities	—	—	24	—	24

Current liabilities held for sale	—	—	523	—	523
Intercompany payable	547,092	—	739,350	(1,286,442)	—
Total current liabilities	552,659	411,159	936,792	(1,416,940)	483,670
Long-term debt	359,820	636,557	—	—	996,377
Deferred revenue, non-current	—	57	—	—	57
Liability for uncertain tax positions	—	40,254	6,734	—	46,988
Deferred income taxes, non-current	32,515	—	21,345	(19,096)	34,764
Other long-term liabilities	1,141	1,972	2,030	—	5,143
Non-current liabilities held for sale	—	—	5,103	—	5,103
Total liabilities	946,135	1,089,999	972,004	(1,436,036)	1,572,102
Commitments and contingencies	—	—	—	—	—
Preferred stock - Series A, $0.01 par value	—	—	—	—	—
Preferred stock - Series B, $0.01 par value	—	—	—	—	—
Common stock, $0.01 par value	476	—	—	—	476
Additional paid-in capital	470,681	89,066	424,399	(669,356)	314,790
Retained earnings	483,331	750,667	745,669	(1,300,638)	679,029
Accumulated other comprehensive income (loss)	—	76	(38,812)	—	(38,736)
Total stockholders’ equity	954,488	839,809	1,131,256	(1,969,994)	955,559
Total liabilities and stockholders’ equity	$1,900,623	$1,929,808	$2,103,260	$(3,406,030)	$2,527,661

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

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$60,706	$224,039	$(11,571)	$273,174

Cost of revenues	—	18,341	36,389	(11,571)	43,159
Gross profit	—	42,365	187,650	—	230,015
Operating expenses:
Sales and marketing	—	10,845	70,017	—	80,862
Research, development and engineering	—	2,845	8,710	—	11,555
General and administrative	9,678	7,200	62,160	—	79,038
Total operating expenses	9,678	20,890	140,887	—	171,455
Income (loss) from operations	(9,678)	21,475	46,763	—	58,560
Equity earnings in subsidiaries	33,960	39,948	—	(73,908)	—
Interest (income) expense, net	(5,284)	5,545	13,409	—	13,670
Other (income) expense, net	—	(129)	4,356	—	4,227
Income before income taxes	29,566	56,007	28,998	(73,908)	40,663
Income tax (benefit) expense	(1,809)	14,750	(3,654)	—	9,287
Net income	$31,375	$41,257	$32,652	$(73,908)	$31,376

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$66,254	$166,079	$(20,533)	$211,800

Cost of revenues	—	16,992	39,087	(20,488)	35,591
Gross profit	—	49,262	126,992	(45)	176,209
Operating expenses:
Sales and marketing	—	10,260	38,402	(45)	48,617
Research, development and engineering	—	2,930	6,283	—	9,213
General and administrative	5,078	4,431	49,925	—	59,434
Total operating expenses	5,078	17,621	94,610	(45)	117,264
Income (loss) from operations	(5,078)	31,641	32,382	—	58,945
Equity earnings in subsidiaries	38,019	20,786	—	(58,805)	—
Interest expense, net	1,591	5,193	3,517	—	10,301
Other (income) expense, net	(300)	(93)	180	—	(213)
Income before income taxes	31,650	47,327	28,685	(58,805)	48,857
Income tax (benefit) expense	(2,120)	9,308	7,899	—	15,087
Net income	$33,770	$38,019	$20,786	$(58,805)	$33,770

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$136,042	$431,927	$(40,126)	$527,843

Cost of revenues	—	35,568	88,520	(40,119)	83,969
Gross profit	—	100,474	343,407	(7)	443,874
Operating expenses:
Sales and marketing	—	21,655	136,691	(7)	158,339
Research, development and engineering	—	5,795	17,512	—	23,307
General and administrative	14,502	11,971	129,220	—	155,693
Total operating expenses	14,502	39,421	283,423	(7)	337,339
Income (loss) from operations	(14,502)	61,053	59,984	—	106,535
Equity earnings in subsidiaries	60,390	57,776	—	(118,166)	—
Interest (income) expense, net	(10,593)	10,752	25,920	—	26,079
Other income, net	—	(175)	4,726	—	4,551
Income before income taxes	56,481	108,252	29,338	(118,166)	75,905
Income tax expense	(714)	21,239	(1,816)	—	18,709
Net income	$57,195	$87,013	$31,154	$(118,166)	$57,196

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Revenues:
Total revenues	$—	$122,639	$321,645	$(31,982)	$412,302

Cost of revenues	—	34,481	67,288	(31,891)	69,878
Gross profit	—	88,158	254,357	(91)	342,424
Operating expenses:
Sales and marketing	—	20,888	75,932	(91)	96,729
Research, development and engineering	—	6,219	11,982	—	18,201
General and administrative	9,750	9,902	95,559	—	115,211
Total operating expenses	9,750	37,009	183,473	(91)	230,141
Income (loss) from operations	(9,750)	51,149	70,884	—	112,283
Equity earnings in subsidiaries	72,342	48,482	—	(120,824)	—
Interest expense, net	3,462	10,425	6,647	—	20,534
Other (income) expense, net	(209)	(1,013)	1,135	—	(87)
Income before income taxes	59,339	90,219	63,102	(120,824)	91,836
Income tax (benefit) expense	(4,374)	17,877	14,620	—	28,123
Net income	$63,713	$72,342	$48,482	$(120,824)	$63,713

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$31,375	$41,257	$32,652	$(73,908)	$31,376
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	12,331	—	12,331
Change in fair value on available-for-sale investments, net of tax expense (benefit)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	12,331	—	12,331
Comprehensive income	$31,375	$41,257	$44,983	$(73,908)	$43,707

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$33,770	$38,019	$20,786	$(58,805)	$33,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(12,653)	—	(12,653)
Change in fair value on available-for-sale investments, net of tax benefit	2,251	—	—	—	2,251
Other comprehensive income (loss), net of tax	2,251	—	(12,653)	—	(10,402)
Comprehensive income	$36,021	$38,019	$8,133	$(58,805)	$23,368

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$57,195	$87,013	$31,154	$(118,166)	$57,196
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	15,913	—	15,913
Change in fair value on available-for-sale investments, net of tax expense (benefit)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	15,913	—	15,913
Comprehensive income	$57,195	$87,013	$47,067	$(118,166)	$73,109

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated

Net income	$63,713	$72,342	$48,482	$(120,824)	$63,713
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(9,238)	—	(9,238)
Change in fair value on available-for-sale investments, net of tax expense (benefit)	(110)	—	—	—	(110)
Other comprehensive loss, net of tax	(110)	—	(9,238)	—	(9,348)
Comprehensive income	$63,603	$72,342	$39,244	$(120,824)	$54,365

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
Six Months Ended June 30, 2017
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(79,270)	$26,037	$164,888	$—	$111,655
Cash flows from investing activities:
Purchase of available-for-sale investments	—	—	(5)	—	(5)
Purchases of property and equipment	—	(820)	(18,125)	—	(18,945)
Acquisition of businesses, net of cash received	—	(22,453)	(13,977)	—	(36,430)
Purchases of intangible assets	—	(8)	(760)	—	(768)
Net cash used in investing activities	—	(23,281)	(32,867)	—	(56,148)
Cash flows from financing activities:
Issuance of long-term debt	—	636,178	—	—	636,178
Proceeds from line of credit, net	44,981	—	—	—	44,981
Repayment of line of credit, net	(225,000)	—	—	—	(225,000)
Repurchases of common and restricted stock	(6,738)	—	—	—	(6,738)
Issuance of common stock under employee stock purchase plan	133	—	—	—	133
Exercise of stock options	1,051	—	—	—	1,051
Dividends paid	(35,707)	—	—	—	(35,707)
Deferred payments for acquisitions	—	(1,035)	(2,304)	—	(3,339)
Other	—	—	(36)	—	(36)
Intercompany	280,863	(226,442)	(54,421)	—	—
Net cash provided by (used in) financing activities	59,583	408,701	(56,761)	—	411,523
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(76)	5,652	—	5,576
Net change in cash, cash equivalents and restricted cash	(19,687)	411,381	80,912	—	472,606
Net change in cash balance included in assets held for sale	—	—	(813)	—	(813)
Cash, cash equivalents and restricted cash at beginning of period	23,935	22,949	77,066	—	123,950
Cash, cash equivalents and restricted cash at end of period	$4,248	$434,330	$157,165	$—	$595,743

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
Six Months Ended June 30, 2016
(Unaudited, in thousands except share and per share data)

	j2 Global, Inc.	j2 Cloud Services	Non-guarantor Subsidiaries	Consolidating Adjustments	j2 Global Consolidated
Net cash (used in) provided by operating activities	$(695)	$25,755	$106,992	$—	$132,052
Cash flows from investing activities:
Maturity of available-for-sale investments	112,631	—	—	—	112,631
Purchase of available-for-sale investments	(47,207)	—	—	—	(47,207)
Purchases of property and equipment	—	(542)	(8,644)	—	(9,186)
Acquisition of businesses, net of cash received	—	—	(76,725)	—	(76,725)
Purchases of intangible assets	—	(104)	(1,711)	—	(1,815)
Net cash provided (used in) by investing activities	65,424	(646)	(87,080)	—	(22,302)
Cash flows from financing activities:
Repurchases of common stock and restricted stock	(3,356)	—	—	—	(3,356)
Issuance of common stock under employee stock purchase plan	123	—	—	—	123
Exercise of stock options	1,911	—	—	—	1,911
Dividends paid	(32,202)	—	—	—	(32,202)
Deferred payments for acquisitions	—	(873)	(15,677)	—	(16,550)
Other	1,097	—	(254)	—	843
Intercompany	(13,674)	5,683	7,991	—	—
Net cash (used in) provided by financing activities	(46,101)	4,810	(7,940)	—	(49,231)
Effect of exchange rate changes on cash and cash equivalents	53	(239)	(2,109)	—	(2,295)
Net change in cash and cash equivalents	18,681	29,680	9,863	—	58,224
Cash and cash equivalents at beginning of period	55,516	9,975	190,039	—	255,530
Cash and cash equivalents at end of period	$74,197	$39,655	$199,902	$—	$313,754

18.Subsequent Events

On August 2, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.3850 per share of j2 Global common stock payable on September 1, 2017 to all stockholders of record as of the close of business on August 14, 2017.

On July 12, 2017, in a cash transaction, the Company sold Cambridge, a subsidiary within the Digital Media segment. The Company is currently determining the financial impact to the statement of operations which will be recorded in the third quarter 2017. The Company does not expect a material gain or loss from this transaction.

On August 1, 2017, j2 Cloud redeemed all of its outstanding $250 million 8.0% senior unsecured notes due in 2020 for $265 million, including a redemption premium and relevant accrued interest. As a result of the redemption, j2 Cloud has satisfactorily discharged its obligations to the holders of such notes.

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Business Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Business Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 14 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and six months ended June 30, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Subscriber revenues:
Fixed	$117,556	$117,199	$233,282	$232,694
Variable	25,862	24,156	50,469	45,609
Total subscriber revenues	$143,418	$141,355	$283,751	$278,303
Other license revenues	1,291	1,105	2,503	2,296
Total revenues	$144,709	$142,460	$286,254	$280,599

Percentage of total subscriber revenues:
Fixed	82.0%	82.9%	82.2%	83.6%
Variable	18.0%	17.1%	17.8%	16.4%

Total revenues:
Number-based	$95,490	$92,592	$188,928	$182,559
Non-number-based	49,219	49,868	97,326	98,040
Total revenues	$144,709	$142,460	$286,254	$280,599

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.28	$15.26
Cancel Rate(3)	2.1%	2.2%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Visits	1,352	1,160	2,754	2,256
Page views	6,054	4,215	11,440	7,852
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017. During the three months ended June 30, 2017, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2017
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
Revenues	$273,174	$211,800	29%	$527,843	$412,302	28%

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

Our revenues in 2017 have increased over the comparable three and six month period of 2016 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
Cost of revenue	$43,159	$35,591	21%	$83,969	$69,878	20%
As a percent of revenue	16%	17%		16%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2017 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2016 that resulted in additional editorial and production, database hosting, and customer service costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
Sales and Marketing	$80,862	$48,617	66%	$158,339	$96,729	64%
As a percent of revenue	30%	23%		30%	23%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2017 was $34.4 million (primarily consists of $23.0 million of third-party advertising costs and $10.1 million of personnel costs) compared to 2016 of $22.6 million (primarily consists of $15.0 million third-party advertising costs and $5.9 million personnel costs). Advertising cost for the six months ended June 30, 2017 was $66.0 million (primarily consists of $43.7 million of third-party advertising costs and $20.1 million of personnel costs) compared to 2016 of $46.1 million (primarily consists of $31.1 million third-party advertising costs and $11.8 million personnel costs).The increase in sales and marketing expenses for the three and six months ended June 30, 2017 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of Everyday Health within the Digital Media segment, which was acquired in December 2016.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
Research, Development and Engineering	$11,555	$9,213	25%	$23,307	$18,201	28%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2017 versus the prior comparable periods was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
General and Administrative	$79,038	$59,434	33%	$155,693	$115,211	35%
As a percent of revenue	29%	28%		29%	28%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2017 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs relating to businesses acquired in and subsequent to the second quarter 2016, severance costs associated with acquisitions, and depreciation of fixed assets, and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$121	$103	$238	$198
Operating expenses:
Sales and marketing	521	434	899	965
Research, development and engineering	281	221	518	428
General and administrative	4,639	2,681	7,522	4,657
Total	$5,562	$3,439	$9,177	$6,248

During the second quarter of 2017, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million during the second quarter 2017 due to this vesting acceleration.

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $13.7 million and $10.3 million for the three months ended June 30, 2017 and 2016, respectively, and $26.1 million and $20.5 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense, net has increased over the prior comparable periods primarily due to increased interest expense associated with our line of credit borrowings and decreased interest income on cash, cash equivalents and investments.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other expense, net was $4.2 million and $(0.2) million for the three months ended June 30, 2017 and 2016, respectively, and $4.6 million and $(0.1) million for the six months ended June 30, 2017 and 2016, respectively. Other expense, net increased over the prior comparable periods primarily due to increased losses on currency exchange.

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

Provision for income taxes amounted to $9.3 million and $15.1 million for the three months ended June 30, 2017 and 2016, respectively, and $18.7 million and $28.1 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 22.8% and 30.9% for the three months ended June 30, 2017 and 2016, respectively, and 24.6% and 30.6% for the six months ended June 30, 2017 and 2016, respectively.

The decrease in our effective income tax rate for the three months and six months ended June 30, 2017 was primarily attributable to the following:

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
Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Business Cloud Services revenues:
Fax and Voice	35.0%	43.8%	35.9%	44.4%
Other	18.0%	23.5%	18.3%	23.6%
Total Business Cloud Services revenues:	53.0%	67.3%	54.2%	68.0%
Digital Media revenues:
Media	47.0%	32.7%	45.8%	32.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Business Cloud Services
The following segment results are presented for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
External net sales	$144,709	$142,460	$286,253	$280,599
Inter-segment net sales	—	—	—	—
Segment net sales	144,709	142,460	286,253	280,599
Cost of revenues	29,935	30,030	59,032	59,011
Gross profit	114,774	112,430	227,221	221,588
Operating expenses	56,675	59,957	112,821	118,838
Segment operating income	$58,099	$52,473	$114,400	$102,750

Segment net sales of $144.7 million for the three months ended June 30, 2017 increased $2.2 million, or 1.6%, and segment net sales of $286.3 million for the six months ended June 30, 2017 increased $5.7 million, or 2.0%, from the prior comparable periods primarily due to business acquisitions.
Segment gross profit of $114.8 million for the three months ended June 30, 2017 increased $2.3 million, and segment gross profit of $227.2 million for the six months ended June 30, 2017 increased $5.6 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $56.7 million for the three months ended June 30, 2017 decreased $(3.3) million and segment operating expenses of $112.8 million for the six months ended June 30, 2017 decreased $(6.0) million from the prior comparable periods primarily due to (a) lower amortization of intangible assets and transition service costs associated with businesses acquired in and subsequent to the prior comparable periods; and (b) reduced miscellaneous general and administrative related fees. As a result of these factors, segment operating income of $58.1 million for the three months ended June 30, 2017 increased $5.6 million, or 10.7%, and segment operating income of $114.4 million for the six months ended June 30, 2017 increased $11.7 million, or 11.3%, from the prior comparable periods. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.
We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$95,667	$6,081	$44,942	$189,300	$11,963	$89,381
Cloud Services	47,763	9,847	13,375	94,476	19,382	25,791
Intellectual Property	1,279	1,261	(218)	2,478	2,608	(772)
Total	$144,709	$17,189	$58,099	$286,254	$33,953	$114,400

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,858	$7,575	$42,574	$183,102	$13,145	$83,094
Cloud Services	48,509	12,184	10,650	95,228	22,501	21,624
Intellectual Property	1,093	1,492	(751)	2,269	3,106	(1,968)
Total	$142,460	$21,251	$52,473	$280,599	$38,752	$102,750
Digital Media
 The following segment results are presented for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
External net sales	$128,465	$69,340	$241,589	$131,703
Inter-segment net sales	9	45	16	91
Segment net sales	128,474	69,385	241,605	131,794
Cost of revenues	13,224	5,560	24,936	10,867
Gross profit	115,250	63,825	216,669	120,927
Operating expenses	105,111	52,275	210,032	101,644
Segment operating income	$10,139	$11,550	$6,637	$19,283
Segment net sales of $128.5 million for the three months ended June 30, 2017 increased $59.1 million, or 85.2%, and segment net sales of $241.6 million for the six months ended June 30, 2017 increased $109.8 million, or 83.3%, from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016.

Segment gross profit of $115.3 million for the three months ended June 30, 2017 increased $51.4 million, or 80.6%, and segment gross profit of $216.7 million for the six months ended June 30, 2017 increased $95.7 million, or 79.2%, from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016.
Segment operating expenses of $105.1 million for the three months ended June 30, 2017 increased $52.8 million and segment operating expenses of $210.0 million for the six months ended June 30, 2017 increased $108.4 million from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016 comprised primarily of salary and related costs, marketing costs, and amortization of intangible assets.
As a result of these factors, segment operating income of $10.1 million for the three months ended June 30, 2017 decreased $(1.4) million, or (12.2)% and segment operating income of $6.6 million for the six months ended June 30, 2017 decreased $(12.6) million, or (65.6)% from the prior comparable periods.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2017, we had cash and investments of $330.8 million (excluding restricted cash) compared to $124.0 million at December 31, 2016. The increase in cash and investments resulted primarily from the issuance of long-term debt and cash from operations, partially offset by the repayment of the line of credit, business acquisitions, dividends and interest paid, and purchases of property and equipment. At June 30, 2017, cash and investments consisted of cash and cash equivalents of $330.7 million and short-term investments of $0.1 million. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2017, cash and investments held within foreign and domestic jurisdictions were $121.3 million and $209.5 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

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

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”), a wholly-owned subsidiary of j2 Global, Inc., and j2 Cloud Co-Obligor, Inc., a wholly-owned subsidiary of j2 Cloud (the “Co-Issuer” and together with j2 Cloud, the “Issuers”) completed the issuance and sale of $650 million aggregate principal amount of its 6.0% senior notes due 2025 in a private placement. The proceeds were used to redeem all of its j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility (as described further below), with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

On December 5, 2016, j2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided j2 with a credit facility of $225.0 million (the “Credit Facility”), $180.0 million of which was drawn at closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition. During the prior quarter, the Company drew an additional $45.0 million. On June 27, 2017, the Company repaid the outstanding credit facility with cash received from its subsidiary, j2 Cloud, and terminated the Credit Agreement.

On June 27, 2017, j2 Cloud notified U.S. Bank National Association, as trustee (the “2012 Trustee”) under the indenture, dated as of July 26, 2012 (as amended, supplemented or otherwise modified, the “2012 Indenture”), between j2 Cloud and the 2012 Trustee, governing the 8.0% senior unsecured notes due 2020 (the “2020 Notes”) that j2 Cloud would redeem the 2020 Notes and pay the redemption premium equal to 102% of the principal amount on the 2020 Notes and to pay accrued and unpaid interest on the 2020 Notes effective August 1, 2017 (the “Redemption Amount”). On that same date, j2 Cloud deposited a portion of the cash proceeds from the issuance and sale of the 6.0% senior notes in an amount equal to the Redemption Amount with the 2012 Trustee for purposes of the payment of that amount on August 1, 2017.

In order to timely complete the Everyday Health acquisition, the Company borrowed $126.8 million from its non-US subsidiaries. During the third quarter 2017, the Company repaid its non-U.S. subsidiaries. At June 30, 2017, the Company does not expect the borrowing from its non-U.S. subsidiaries to result in incremental U.S. tax expense in future periods due to the availability of foreign tax credits. The Company’s practice and intent is to continue to indefinitely reinvest earnings from its non-U.S. subsidiaries to support growth outside of the U.S. through funding of acquisitions, operating expenses, research and development expenses, capital expenditures and other cash needs of its non-U.S. subsidiaries.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations and the additional debt facilities described above will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $111.7 million and $132.1 million for the six months ended June 30, 2017 and 2016, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2017 compared to 2016 was primarily attributable to a decrease in accounts payable and accrued expenses including a $20.0 million payment of certain contingent compensation obligations of Everyday Health as well as a payment of contingent consideration of $20.0 million associated with the acquisition of Ookla; partially offset by a decrease in accounts receivable and increased depreciation and amortization. Our cash and cash equivalents and short-term investments were $330.8 million and $124.0 million at June 30, 2017 and December 31, 2016, respectively.

Net cash used in investing activities was $(56.1) million and $(22.3) million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of intangible assets. For the six months ended June 30, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. The decrease in our net cash used in investing activities in 2017 compared to 2016 was primarily attributable to a decrease in business acquisitions and the purchase of investments; partially offset by the maturity of investments.

Net cash provided by (used in) financing activities was $411.5 million and $(49.2) million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, net cash provided by financing activities was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit, dividends paid, repurchases of stock and business acquisitions. For the six months ended June 30, 2016, net cash used in financing activities was primarily attributable to dividends paid, business acquisitions and repurchases of stock; partially offset by the exercise of stock options. The change in net cash provided by financing activities in 2017 compared to 2016 was primarily attributable to the proceeds from the issuance of long-term debt; partially offset by the net payment associated with the payment in full of our line of credit.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. During the six month period ended June 30, 2017, we repurchased zero shares under this program. Cumulatively at June 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2017:

	Payments Due in (in thousands)
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt - principal (a)	$250,000	$—	$—	$—	$402,500	$650,000	$1,302,500
Long-term debt - interest (b)	16,541	54,031	52,081	52,081	45,541	156,000	376,275
Long-term debt - premium (c)	5,000	—	—	—	—	—	5,000
Operating leases (d)	7,777	14,200	12,404	9,032	8,089	17,006	68,508
Capital leases (e)	17	9	—	—	—	—	26
Telecom services and co-location facilities (f)	2,646	2,774	770	118	—	—	6,308
Holdback payment (g)	4,397	2,008	—	—	—	—	6,405
Other (h)	374	—	—	—	—	—	374
Total	$286,752	$73,022	$65,255	$61,231	$456,130	$823,006	$1,765,396

(a)
These amounts represent principal on long-term debt. In 2017, amount represents the principal on j2 Cloud’s 8.0% senior unsecured notes (which were redeemed on August 1, 2017 (see Note 18 - Subsequent Events).

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent the redemption premium in connection with the redemption of the j2 Cloud’s 8.0% senior unsecured notes (which was redeemed on August 1, 2017).

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(e)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts represent certain consulting and Board of Directors fee arrangements.

As of June 30, 2017, our liability for uncertain tax positions was $47.0 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2017, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2017, we had no investments in debt securities with effective maturities greater than one year. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalent investments primarily in time deposits and money market funds with maturities of 90 days or less of $330.7 million and $124.0 million, respectively.

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

Foreign exchange losses for the three months ended June 30, 2017 and 2016 were $4.2 million and $0.1 million, respectively, and for the six months ended June 30, 2017 and 2016 were $4.6 million and $0.9 million, respectively. The increase in losses to our earnings in the current period were attributable to increased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2017 and 2016 were $12.3 million and $(12.7) million, respectively, and for the six months ended June 30, 2017 and 2016 were $15.9 million and $(9.2) million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2017. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors, except for the risks described below relating to the issuance of the $650 million aggregate principal amount of 6.0% senior notes due in 2025 (the “6.0% Senior Notes”).

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

In addition, the indenture governing the 6.0% Senior Notes of our subsidiary, j2 Cloud Services, LLC (“j2 Cloud Services”), and the agreements evidencing or governing other future indebtedness may contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the 6.0% Senior Notes restrict our ability to dispose of assets and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, or at all, would materially and adversely affect our financial position and results of operations.

The terms of the indenture governing the 6.0% Senior Notes restrict our current and future operations of j2 Cloud Services, particularly the ability of us and our subsidiaries to respond to changes or to take certain actions.

The indenture governing the 6.0% Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in sale-leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	sell assets;

•	enter into transactions with affiliates; or

•	effect a consolidation or merger.

A breach of the covenants under the indenture governing the 6.0% Senior Notes could result in an event of default. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event our lenders or the holders of our 6.0% Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the six month period ended June 30, 2017, we repurchased zero shares under this program. Cumulatively at June 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2017 - April 30, 2017	—	$—	—	1,938,689
May 1, 2017 - May 31, 2017	39,360	$89.54	—	1,938,689
June 1, 2017 - June 30, 2017	33,313	$87.04	—	1,938,689
Total	72,673		—	1,938,689

(1)
All shares purchased were surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not Applicable.

Item 5.Other Information
None.

Item 6.Exhibits

4.1	Indenture dated as of June 27, 2017, among j2 Cloud Services, LLC, j2 Cloud Co-Obligor, Inc., the guarantors named therein and U.S. Bank National Association, as trustee(1).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 27, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 8, 2017	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2017	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2017	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture dated as of June 27, 2017, among j2 Cloud Services, LLC, j2 Cloud Co-Obligor, Inc., the guarantors named therein and U.S. Bank National Association, as trustee(1).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 27, 2017.