Form 10-Q
period 2017-09-30
J2 GLOBAL, INC.
filed 2017-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

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

As of November 6, 2017, the registrant had 48,408,852 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$402,544	$123,950
Short-term investments	—	60
Accounts receivable, net of allowances of $8,964 and $7,988, respectively	187,482	199,871
Prepaid expenses and other current assets	30,663	24,118
Current assets held for sale	9,525	—
Total current assets	630,214	347,999
Property and equipment, net	71,333	68,094
Trade names, net	106,713	115,853
Patent and patent licenses, net	11,232	13,928
Customer relationships, net	176,041	208,155
Goodwill	1,107,988	1,122,810
Other purchased intangibles, net	137,088	173,755
Deferred income taxes, non-current	2,499	5,289
Other assets	6,364	6,445
Non-current assets held for sale	55,214	—
TOTAL ASSETS	$2,304,686	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$134,617	$178,071
Income taxes payable	—	16,753
Deferred revenue, current	86,782	80,384
Line of credit	—	178,817
Other current liabilities	15	64
Current liabilities held for sale	4,436	—
Total current liabilities	225,850	454,089
Long-term debt	999,198	601,746
Deferred revenue, non-current	51	1,588
Liability for uncertain tax positions	48,740	46,537
Deferred income taxes, non-current	40,915	40,357
Other long-term liabilities	4,679	3,475
Non-current liabilities held for sale	4,713	—
TOTAL LIABILITIES	1,324,146	1,147,792
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,623,709 and 47,443,716 shares, respectively	476	474
Additional paid-in capital	318,710	308,329
Retained earnings	692,387	660,382
Accumulated other comprehensive loss	(31,033)	(54,649)
TOTAL STOCKHOLDERS’ EQUITY	980,540	914,536
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,304,686	$2,062,328

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$273,616	$210,116	$801,458	$622,418

Cost of revenues (1)	42,371	36,992	126,339	106,870
Gross profit	231,245	173,124	675,119	515,548
Operating expenses:
Sales and marketing (1)	79,432	46,425	237,772	143,155
Research, development and engineering (1)	12,431	8,965	35,737	27,165
General and administrative (1)	76,425	55,612	232,118	170,823
Total operating expenses	168,288	111,002	505,627	341,143
Income from operations	62,957	62,122	169,492	174,405
Interest expense, net	25,326	10,436	51,406	30,971
Other (income) expense, net	(3,890)	(9,718)	660	(9,805)
Income before income taxes	41,521	61,404	117,426	153,239
Income tax expense	9,163	15,835	27,872	43,958
Net income	$32,358	$45,569	$89,554	$109,281

Net income per common share:
Basic	$0.67	$0.95	$1.86	$2.25
Diluted	$0.66	$0.94	$1.81	$2.24
Weighted average shares outstanding:
Basic	47,609,819	47,310,011	47,540,593	47,775,798
Diluted	48,521,082	47,494,744	48,745,680	47,997,674
Cash dividends paid per common share	$0.3850	$0.3450	$1.1250	$1.0050

(1) Includes share-based compensation expense as follows:
Cost of revenues	$120	$116	$357	$314
Sales and marketing	365	423	1,265	1,388
Research, development and engineering	296	235	815	663
General and administrative	3,782	2,925	11,303	7,582
Total	$4,563	$3,699	$13,740	$9,947

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$32,358	$45,569	$89,554	$109,281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,703	(328)	23,616	(9,566)
Change in fair value on available-for-sale investments, net of tax expense of zero for the three and nine months of 2017, respectively, and $1,378 and $1,440 for the three and nine months of 2016, respectively	—	(2,249)	—	(2,359)
Other comprehensive income (loss), net of tax	7,703	(2,577)	23,616	(11,925)
Comprehensive income	$40,061	$42,992	$113,170	$97,356

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$89,554	$109,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	118,597	88,569
Amortization of financing costs and discounts	9,094	7,224
Share-based compensation	13,740	9,947
Provision for doubtful accounts	9,099	9,072
Deferred income taxes, net	3,859	(2,328)
Loss on extinguishment of debt and related interest expense	7,962	—
Gain on sale of businesses	(4,715)	—
Decrease (increase) in:
Accounts receivable	4,711	(7,631)
Prepaid expenses and other current assets	(264)	(663)
Other assets	134	(7,947)
Increase (decrease) in:
Accounts payable and accrued expenses	(49,324)	(4,601)
Income taxes payable	(26,359)	(927)
Deferred revenue	(75)	(4,134)
Liability for uncertain tax positions	1,554	8,502
Other long-term liabilities	1,429	(11,824)
Net cash provided by operating activities	178,996	192,540
Cash flows from investing activities:
Maturity of available-for-sale investments	—	145,005
Purchase of available-for-sale investments	(5)	(75,834)
Purchases of property and equipment	(29,483)	(17,447)
Acquisition of businesses, net of cash received	(47,268)	(91,401)
Proceeds from sale of businesses, net of cash divested	33,508	—
Purchases of intangible assets	(1,320)	(2,014)
Net cash used in investing activities	(44,568)	(41,691)
Cash flows from financing activities:
Issuance of long-term debt, net	636,598	—
Payment of debt	(255,000)	—
Proceeds from line of credit, net	44,981	—
Repayment of line of credit	(225,000)	—
Repurchases of common stock and restricted stock	(7,862)	(56,083)
Issuance of common stock under employee stock purchase plan	194	191
Exercise of stock options	1,108	3,272
Dividends paid	(54,346)	(48,768)
Deferred payments for acquisitions	(5,062)	(18,939)
Other	(45)	1,680
Net cash provided by (used in) financing activities	135,566	(118,647)
Effect of exchange rate changes on cash and cash equivalents	8,600	(2,169)
Net change in cash and cash equivalents	278,594	30,033
Cash and cash equivalents at beginning of period	123,950	255,530
Cash and cash equivalents at end of period	$402,544	$285,563

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

Revenue Recognition

Business Cloud Services

The Company’s Business Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

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

As of September 30, 2017, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Contingent Consideration

j2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

2.Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients. In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU represent changes to clarify the Codification or to correct unintended application of guidance. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt ASC 606 in the first quarter of 2018 using the modified retrospective method and will present the cumulative effect of applying the standard to all contracts not completed as of the adoption date. As of September 30, 2017, the Company is in the process of: (i) finalizing its review of customer contracts for its business segments and its assessment of the impact of the standard on these contracts; (ii) training internal stakeholders on the pending changes to revenue recognition policies; and (iii) assessing the need for appropriate changes to the Company’s business processes and controls to support revenue recognition and disclosures under the new standard. At this time, the Company anticipates that the primary change to its accounting policies for its customer contracts upon adopting ASC 606 will relate to the timing of when revenue is recognized. While revenue from certain contracts will continue to be recognized at a point in time, revenue from other contracts may be required to be recognized over time. Currently, the Company expects changes in the revenue recognition for licensing and patents. The Company is still finalizing its assessment of customer contracts, including the specific dollar impact of any changes in recognition will have on the Company’s consolidated financial statements. The Company expects to complete its implementation work in time to adopt ASC 606 for periods starting after December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this ASU on our financial statements. The Company currently has both capital and operating leases, both domestically and internationally, with varying expiration dates through 2025 in the aggregate amount of $65.9 million for the period ended September 30, 2017.

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

In May 2017, the FASB issued 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for those fiscal years, beginning after December 15, 2017. Early adoption is permitted and should be adopted on a prospective basis. The Company does not expect the adoption of this ASU to have a material impact on our financial statements and related disclosures.

3.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first nine months of fiscal 2017, paying the purchase price in cash in each transaction: (a) an asset purchase of sFax, acquired on March 31, 2017, an Austin-based provider of mobile cloud faxing for health care; (b) a share purchase of the entire issued capital of WeCloud AB, acquired on June 12, 2017, a Swedish-based provider of cloud-based Internet security services; (c) an asset purchase of MyPhoneFax.com, acquired on June 30, 2017, a provider of online fax services; (d) an asset purchase of EZ Publishing (dba “StreamSend”), acquired on August 22, 2017, a provider of email marketing solutions; and (e) other immaterial acquisitions of online data backup, email marketing and email security businesses.

The condensed consolidated statement of income, since the date of each acquisition, and balance sheet as of September 30, 2017, reflect the results of operations of all 2017 acquisitions. For the nine months ended September 30, 2017, these acquisitions contributed $9.4 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $58.4 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$831
Property and equipment	451
Trade names	1,543
Customer relationships	25,627
Other intangibles	4,659
Goodwill	31,253
Accounts payable and accrued expenses	(1,475)
Deferred revenue	(4,527)
Total	$58,362

During the nine months ended September 30, 2017, the purchase price accounting has been finalized for the following acquisitions: (i) Fonebox; and (ii) other immaterial fax, online data backup, email security and email marketing businesses. The initial accounting for all other 2017 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2017, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Business Cloud Services segment which resulted in a net decrease in goodwill of

$(0.8) million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net decrease in goodwill of $(1.5) million. Such adjustments had an immaterial impact to the amortization expense within the condensed consolidated statement of income for the nine months ended September 30, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2017 is $31.3 million, of which $23.6 million is expected to be deductible for income tax purposes.

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

During the third quarter 2017, the Company committed to a plan to sell Tea Leaves Health, LLC (“Tea Leaves”), a subsidiary within the Digital Media segment, as it was determined to be a non-core asset. This determination resulted in a reclassification of assets held for sale on the condensed consolidated balance sheet with a net carrying value of $55.6 million as of September 30, 2017.

The following table presents information related to the assets and liabilities that were classified as held for sale in our condensed consolidated balance sheets (in thousands):

September 30, 2017

Accounts receivable, net	$5,568
Prepaid expenses and other current assets	3,957
Property and equipment, net	1,734
Goodwill	36,312
Other intangible assets, net	10,859
Deferred income taxes, non-current	6,305
Other assets	4
Total assets held for sale	$64,739

Accounts payable and accrued expenses	$2,200
Deferred revenue, current	2,236
Deferred income taxes, non-current	4,709
Other long-term liabilities	4
Total liabilities held for sale	$9,149

During the second quarter 2017, the Company committed to a plan to sell the Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media segment, as it was determined to be a non-core asset. On July 12, 2017, in a cash transaction, the Company sold Cambridge for a gain of $3.2 million which was recorded in other (income) expense, net.

During the third quarter 2017, the Company committed to a plan to sell j2 Australia Hosting Pty Ltd (dba “Web24”), a subsidiary within the Business Cloud Services segment, as it was determined to be a non-core asset. On September 1, 2017, in a cash transaction, the Company sold Web24 for a gain of $1.6 million which was recorded in other (income) expense, net.

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

The fair value of the Convertible Notes (see Note 8 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of our senior notes (8.0% senior unsecured notes at December 31, 2016 and 6.0% senior unsecured notes at September 30, 2017) (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of debt at September 30, 2017 and December 31, 2016 was $1.2 billion and $792.2 million, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense. This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with its acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization (“EBITDA”) thresholds being reached. Such valuation approach included the Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value of measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$127,751	$—	$—	$127,751
Total assets measured at fair value	$127,751	$—	$—	$127,751

Liabilities:
Contingent interest derivative	$—	$958	$—	$958
Total liabilities measured at fair value	$—	$958	$—	$958

December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$7,737	$—	$—	$7,737
Certificates of deposit	—	60	—	60
Total assets measured at fair value	$7,737	$60	$—	$7,797

Liabilities:
Contingent consideration	$—	$—	$17,450	$17,450
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,450	$18,408

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2017, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2017	$17,450
Contingent consideration	—
Total fair value adjustments reported in earnings	(600)	General and administrative
Contingent consideration payments	(16,850)	Not applicable
Balance as of September 30, 2017	$—

In connection with the acquisition of Salesify, on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of zero and $0.6 million at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company recorded a decrease in the fair value of the contingent consideration of $0.6 million and reported such decrease in general and administrative expenses.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2017	$958
Total fair value adjustments reported in earnings	—
Balance as of September 30, 2017	$958

Losses associated with other-than-temporary impairments are recorded as a component of other (income) expense. Gains and losses not associated with other-than-temporary impairments are recorded as a component of other comprehensive income.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

	Business Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2017	$559,152	$563,658	$1,122,810
Goodwill acquired (Note 3)	31,253	—	31,253
Goodwill reclassified to noncurrent assets held for sale (1)	—	(36,312)	(36,312)
Goodwill written off related to sale of a business unit (2)(3)	(3,614)	(17,815)	(21,429)
Purchase accounting adjustments (4)	(766)	(1,464)	(2,230)
Foreign exchange translation	13,811	85	13,896
Balance as of September 30, 2017	$599,836	$508,152	$1,107,988

(1) During the third quarter 2017, the Company reclassified $36.3 million of goodwill to noncurrent assets held for sale in connection with Tea Leaves (see Note 5 - Assets Held for Sale).

(2) On July 12, 2017, in a cash transaction, the Company sold Cambridge which resulted in $17.8 million of goodwill being written off in connection with this sale (see Note 5 - Assets Held for Sale).

(3) On September 1, 2017, in a cash transaction, the Company sold Web24 which resulted in $3.6 million of goodwill being written off in connection with this sale (see Note 5 - Assets Held for Sale).

(4) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 3 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2017 and December 31, 2016 as follows (in thousands):

	September 30, 2017	December 31, 2016
Trade name	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of September 30, 2017, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.5 years	$127,525	$48,191	$79,334
Patent and patent licenses	6.6 years	66,829	55,597	11,232
Customer relationships (1)	9.4 years	414,996	236,186	178,810
Other purchased intangibles	5.2 years	196,157	56,411	139,746
Total		$805,507	$396,385	$409,122

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

Amortization expense, included in general and administrative expense, approximated $31.7 million and $23.7 million for the three month period ended September 30, 2017 and 2016, respectively, and $94.3 million and $69.6 million for the nine month period ended September 30, 2017 and 2016, respectively. Amortization expense is estimated to approximate $174.8 million, $97.4 million, $53.3 million, $36.9 million and $29.7 million for fiscal years 2017 through 2021, respectively, and $111.3 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. j2 Cloud received proceeds of $636.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses and is presented as Long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of September 30, 2017. The proceeds were used to redeem all of j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility, with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

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

The indenture governing the 6.0% Senior Notes contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, (i) pay dividends or make distributions on j2 Cloud’s capital stock or repurchase j2 Cloud’s capital stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, restricted payments are permitted up to $75 million. These contractual provisions did not, as of September 30, 2017, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of September 30, 2017.

As of September 30, 2017, the estimated fair value of the 6.0% Senior Notes was approximately $680.1 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

8.0% Senior Notes

On August 1, 2017, j2 Cloud redeemed all of its outstanding $250 million 8.0% senior unsecured notes due in 2020 for $265 million, including a redemption premium and relevant accrued interest which resulted in a loss on extinguishment of $8.0 million recorded which was recorded in Interest expense, net. j2 Cloud has satisfactorily discharged its obligations to the holders of such notes.

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

For the three months ended September 30, 2017, the conversion rate is 14.5645 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.66 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 3.7 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Convertible Notes was approximately $498.6 million and $516.8 million, respectively.

Long-term debt as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior Notes:
6.0% Senior Notes	$638,958	$—
8.0% Senior Notes	—	247,359
3.25% Convertible Notes	368,224	362,144
Less: Deferred issuance costs	(7,984)	(7,757)
Total debt	999,198	601,746
Less: current portion	—	—
Total long-term debt, less current portion	$999,198	$601,746

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner® service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On April 17, 2017, Davis Neurology filed a notice of appeal to the Federal Circuit (No. 17-1820). The appeal is pending.

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
The Company is currently under audit for indirect taxes in several states and municipalities including New York State, Massachusetts, and the City of Los Angeles. On March 3, 2017, the New York State Department of Taxation and Finance issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of March 1, 2009 through February 28, 2014. The j2 Global affiliate is reviewing the Department’s notice of assessment. On August 8, 2017, the Ohio audit was concluded with immaterial changes. We have reserved for potential adjustments to our accrual of indirect taxes that may result from examinations by or any negotiated agreements with these tax authorities and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimated indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.

10.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. j2 Global’s annual effective tax rate is normally lower than the 35% U.S. federal statutory rate and applicable apportioned state tax rates primarily due to anticipated earnings of the Company’s subsidiaries outside of the U.S. in jurisdictions where the Company’s effective tax rate is lower than in the U.S. The Company’s effective tax rate was 22.1% and 25.8% for the three months ended September 30, 2017 and 2016, respectively and 23.7% and 28.7% for the nine months ended September 30, 2017 and 2016, respectively. j2 Global does not provide for U.S. income taxes on the undistributed earnings of the Company’s foreign operations because the Company intends to permanently reinvest such earnings in foreign jurisdictions and any determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. Income before income taxes included income from domestic operations of $13.7 million and $57.2 million for the nine months ended September 30, 2017 and 2016, respectively, and income from foreign operations of $103.7 million and $96.0 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company had $48.7 million and $46.5 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $46.6 million and $40.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $9.2 million and zero at September 30, 2017 and December 31, 2016, respectively.

Income Tax Audits:

The Company is under income tax audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2014 tax years. Additionally, the Company was notified on March 22, 2017 that the IRS will be auditing Everyday Health’s (“EVDY”) 2014 tax year. EVDY is a subsidiary in the Digital Media segment.

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

The Company was notified on September 6, 2017 that the Massachusetts Department of Revenue would be auditing tax years 2014 and 2015.

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

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the nine month period ended September 30, 2017, we repurchased zero shares under this program. Cumulatively at September 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2017, the Company purchased 14,178 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2017 and 2016:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017

Future dividends are subject to Board approval.

12.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2017, 313,675 shares underlying options and 13,140 shares of restricted units were outstanding under the 2007 Plan.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of September 30, 2017, 62,000 shares underlying options and 29,660 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	413,858	$31.09
Granted	—	—
Exercised	(38,183)	29.03
Canceled	—	—
Outstanding at September 30, 2017	375,675	$31.30	3.3	$15,997,701
Exercisable at September 30, 2017	338,475	$27.33	2.9	$15,754,785
Vested and expected to vest at September 30, 2017	367,885	$30.53	3.3	$15,946,834

The total intrinsic values of options exercised during the nine months ended September 30, 2017 and 2016 were $2.1 million and $5.1 million, respectively.

The Company recognized $40,000 and $0.1 million of compensation expense related to stock options for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $0.5 million and $0.7 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 2.6 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.07% and 12.58% as of September 30, 2017 and 2016, respectively.

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

Restricted Stock - Awards with Market Conditions

In May 2017, certain key employees were granted market-based restricted stock awards. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20 day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2017 and 2016, the Company awarded 85,825 and 106,780 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2017 were $72.20.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

September 30, 2017
Underlying stock price at valuation date	$91.17
Expected volatility	29.0%
Risk-free interest rate	2.17%

Restricted stock award activity for the nine months ended September 30, 2017 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	705,015	$41.40
Granted	287,920	61.29
Vested	(216,410)	45.27
Canceled	(1,850)	87.68
Nonvested at September 30, 2017	774,675	$47.60

Restricted stock unit award activity for the nine months ended September 30, 2017 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	51,950
Granted	11,100
Vested	(13,570)
Canceled	(6,680)
Outstanding at September 30, 2017	42,800	1.9	$3,162,064
Vested and expected to vest at September 30, 2017	32,427	1.7	$2,395,693

The Company recognized $4.4 million and $3.6 million of compensation expense related to restricted stock and restricted stock units for the three months ended September 30, 2017 and 2016, respectively, and $13.5 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had unrecognized share-based compensation cost of approximately $46.7 million and $37.9 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.7 years for awards and 3.3 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. For the nine months ended September 30, 2017 and 2016, 2,373 and 2,996 shares were purchased under the plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $194,000 and $191,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, 1,624,153 shares were available under the Purchase Plan for future issuance.

13.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$32,358	$45,569	$89,554	$109,281
Net income available to participating securities (a)	(420)	(718)	(1,128)	(1,610)
Net income available to j2 Global, Inc. common shareholders	$31,938	$44,851	$88,426	$107,671
Denominator:
Weighted-average outstanding shares of common stock	47,609,819	47,310,011	47,540,593	47,775,798
Dilutive effect of:
Equity incentive plans	218,782	184,733	232,506	208,974
Convertible debt (b)	692,481	—	972,581	12,902
Common stock and common stock equivalents	48,521,082	47,494,744	48,745,680	47,997,674
Net income per share:
Basic	$0.67	$0.95	$1.86	$2.25
Diluted	$0.66	$0.94	$1.81	$2.24

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended September 30, 2017 and 2016, there were zero and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the nine months ended September 30, 2017 and 2016, there were zero and 62,000 options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

14.	Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Business Cloud Services and (ii) Digital Media.

The Company’s Business Cloud Services segment is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Business Cloud Services segment also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. The Company’s Digital Media segment is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter.
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues by segment:
Business Cloud Services	$145,787	$143,342	$432,039	$423,941
Digital Media	127,865	66,819	369,470	198,613
Elimination of inter-segment revenues	(36)	(45)	(51)	(136)
Total revenues	273,616	210,116	801,458	622,418

Direct costs by segment(1):
Business Cloud Services	89,662	90,485	261,515	268,333
Digital Media	115,499	52,887	350,467	165,398
Direct costs by segment(1):	205,161	143,372	611,982	433,731

Business Cloud Services operating income(2)	56,125	52,857	170,524	155,608
Digital Media operating income	12,366	13,932	19,003	33,215
Segment operating income	68,491	66,789	189,527	188,823

Global operating costs(2)	5,534	4,667	20,035	14,418
Income from operations	$62,957	$62,122	$169,492	$174,405

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

	September 30, 2017	December 31, 2016
Assets:
Business Cloud Services	$1,129,996	$911,327
Digital Media (1)	1,084,970	1,124,535
Total assets from reportable segments	2,214,966	2,035,862
Corporate	89,720	26,466
Total assets	$2,304,686	$2,062,328
(1) Assets of $64.7 million classified as held for sale were included within Digital Media at September 30, 2017.

	Nine Months Ended September 30,
	2017	2016
Capital expenditures:
Business Cloud Services	$5,399	$6,251
Digital Media	24,084	11,196
Total from reportable segments	29,483	17,447
Corporate	—	—
Total capital expenditures	$29,483	$17,447

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
Business Cloud Services	$17,145	$20,218	$51,097	$58,971
Digital Media	22,227	10,118	67,500	29,598
Total from reportable segments	39,372	30,336	118,597	88,569
Corporate	—	—	—	—
Total depreciation and amortization	$39,372	$30,336	$118,597	$88,569

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

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$96,882	$7,001	$44,663	$286,163	$18,964	$133,958
Cloud Services	47,693	8,949	11,947	142,187	28,330	37,824
Intellectual Property	1,212	1,195	(485)	3,689	3,803	(1,258)
Total	$145,787	$17,145	$56,125	$432,039	$51,097	$170,524

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income

Cloud Connect (Fax/Voice)	$92,599	$5,950	$43,503	$275,700	$19,096	$126,598
Cloud Services	49,624	12,826	10,350	144,853	35,327	31,974
Intellectual Property	1,119	1,442	(996)	3,388	4,548	(2,964)
Total	$143,342	$20,218	$52,857	$423,941	$58,971	$155,608

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$201,543	$142,691	$589,797	$424,804
Canada	19,312	19,939	58,064	57,205
Ireland	18,350	18,068	54,730	54,517
All other countries	34,411	29,418	98,867	85,892
	$273,616	$210,116	$801,458	$622,418

	September 30, 2017	December 31, 2016
Long-lived assets:
United States	$394,102	$453,053
All other countries	88,088	93,430
Total	$482,190	$546,483

15.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(38,736)	$(38,736)
Other comprehensive income before reclassifications	—	7,703	7,703
Net current period other comprehensive income	—	7,703	7,703
Ending balance	$—	$(31,033)	$(31,033)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	23,616	23,616
Net current period other comprehensive income	—	23,616	23,616
Ending balance	$—	$(31,033)	$(31,033)

16.Subsequent Events

On October 5, 2017, the Company completed the sale of Tea Leaves, a subsidiary of Everyday Health, Inc. within the Digital Media segment, for a purchase price of approximately $90.0 million (subject to valuation) consisting of a combination of cash and various equity securities. The Company is currently determining the financial impact to the statement of operations which will be recorded in the fourth quarter 2017. The Company expects to record a gain from this transaction.

On October 12, 2017, in a cash transaction including an earn-out, the Company acquired all the issued capital of Humble Bundle, Inc., a digital storefront for video games based in California.

On October 31, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.3950 per share of j2 Global common stock payable on December 5, 2017 to all stockholders of record as of the close of business on November 17, 2017.

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

Business Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Business Cloud Services segment as of and for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Subscriber revenues:
Fixed	$118,756	$117,816	$352,037	$350,511
Variable	25,808	24,396	76,277	70,005
Total subscriber revenues	$144,564	$142,212	$428,314	$420,516
Other license revenues	1,223	1,130	3,725	3,425
Total revenues	$145,787	$143,342	$432,039	$423,941

Percentage of total subscriber revenues:
Fixed	82.1%	82.8%	82.2%	83.4%
Variable	17.9%	17.2%	17.8%	16.6%

Total revenues:
Number-based	$96,703	$92,396	$285,630	$274,955
Non-number-based	49,084	50,946	146,409	148,986
Total revenues	$145,787	$143,342	$432,039	$423,941

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.26	$15.28
Cancel Rate(3)	2.2%	2.3%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Visits	1,394	1,448	4,148	3,705
Page views	5,872	5,405	17,313	13,258
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017. During the three months ended September 30, 2017, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2017
Business Cloud Services Segment
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

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
Revenues	$273,616	$210,116	30%	$801,458	$622,418	29%

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

Our revenues in 2017 have increased over the comparable three and nine month period of 2016 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Business Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
Cost of revenue	$42,371	$36,992	15%	$126,339	$106,870	18%
As a percent of revenue	15%	18%		16%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, editorial and production costs, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2017 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2016 that resulted in additional editorial and production, database hosting, and customer service costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
Sales and Marketing	$79,432	$46,425	71%	$237,772	$143,155	66%
As a percent of revenue	29%	22%		30%	23%

Our sales and marketing costs consist primarily of Internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our Internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2017 was $35.7 million (primarily consists of $24.1 million of third-party advertising costs and $10.4 million of personnel costs) compared to 2016 of $23.1 million (primarily consists of $15.5 million third-party advertising costs and $6.2 million personnel costs). Advertising cost for the nine months ended September 30, 2017 was $101.7 million (primarily consists of $67.8 million of third-party advertising costs and $30.5 million of personnel costs) compared to 2016 of $69.2 million (primarily consists of $46.6 million third-party advertising costs and $18.0 million personnel costs).The increase in sales and marketing expenses for the three and nine months ended September 30, 2017 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of Everyday Health within the Digital Media segment, which was acquired in December 2016.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
Research, Development and Engineering	$12,431	$8,965	39%	$35,737	$27,165	32%
As a percent of revenue	5%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2017 versus the prior comparable periods was primarily due to additional personnel costs associated with acquisitions within the Business Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
General and Administrative	$76,425	$55,612	37%	$232,118	$170,823	36%
As a percent of revenue	28%	26%		29%	27%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2017 versus the prior comparable periods was primarily due to additional amortization of intangible assets, personnel costs relating to businesses acquired in and subsequent to the third quarter 2016, severance costs associated with acquisitions, and depreciation of fixed assets, and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$120	$116	$357	$314
Operating expenses:
Sales and marketing	365	423	1,265	1,388
Research, development and engineering	296	235	815	663
General and administrative	3,782	2,925	11,303	7,582
Total	$4,563	$3,699	$13,740	$9,947

During the second quarter of 2017, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million during the second quarter 2017 due to this vesting acceleration.

In connection with the announcement of Hemi Zucker’s resignation effective as of December 31, 2017, all outstanding and unvested stock options and time-based restricted shares, along with the tranche of performance-vesting restricted shares next scheduled to vest, will vest in full on January 1, 2018. As a result, the Company has accelerated the recognition of share-based compensation expense associated with these awards which is expected to impact the fourth quarter by approximately $4.1 million.

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $25.3 million and $10.4 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense, net increased over the prior comparable period primarily due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes, the loss of $8.0 million on the extinguishment of the $250 million 8.0% Senior Notes and decreased interest income on cash, cash equivalents and investments. Interest expense, net was $51.4 million and $31.0 million for the nine months ended September 30, 2017 and 2016, respectively. Interest expense, net increased over the prior comparable period primarily due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes and our line of credit borrowings, the loss on the extinguishment of the $250 million 8.0% Senior Notes and decreased interest income on cash, cash equivalents and investments.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items and gain or losses on currency exchange and sale of investments. Other (income) expense, net was $(3.9) million and $(9.7) million for the three months ended September 30, 2017 and 2016, respectively. Other (income) expense, net decreased over the prior comparable period due to a decrease in gains earned in the current period related to the sales of Cambridge BioMarketing Group, LLC (“Cambridge”) and j2 Australia Hosting Pty Ltd (dba “Web24”) compared to the prior period gain on sale of our strategic investment in Carbonite and a breakup fee associated our bid for Gawker Media Group. Other (income) expense, net was $0.7 million and $(9.8) million for the nine months ended September 30, 2017 and 2016, respectively. Other (income) expense, net decreased over the prior comparable period due to a decrease in gains earned in the current period related to the sales of Cambridge and Web24; partially offset by increased losses on currency exchange compared to the prior period gain on sale of our strategic investment in Carbonite and a breakup fee associated our bid for Gawker Media Group.

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

Provision for income taxes amounted to $9.2 million and $15.8 million for the three months ended September 30, 2017 and 2016, respectively, and $27.9 million and $44.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 22.1% and 25.8% for the three months ended September 30, 2017 and 2016, respectively, and 23.7% and 28.7% for the nine months ended September 30, 2017 and 2016, respectively.

The decrease in our effective income tax rate for the three months and nine months ended September 30, 2017 was primarily attributable to the following:

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
Revenues
The following table presents our revenues by source as a percentage of total revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Business Cloud Services revenues:
Fax and Voice	35.4%	44.1%	35.7%	44.3%
Other	17.9%	24.1%	18.2%	23.8%
Total Business Cloud Services revenues:	53.3%	68.2%	53.9%	68.1%
Digital Media revenues:
Media	46.7%	31.8%	46.1%	31.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Business Cloud Services
The following segment results are presented for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External net sales	$145,787	$143,342	$432,039	$423,941
Inter-segment net sales	—	—	—	—
Segment net sales	145,787	143,342	432,039	423,941
Cost of revenues	30,112	31,377	89,144	90,389
Gross profit	115,675	111,965	342,895	333,552
Operating expenses	59,550	59,108	172,371	177,944
Segment operating income	$56,125	$52,857	$170,524	$155,608

Segment net sales of $145.8 million for the three months ended September 30, 2017 increased $2.4 million, or 1.7%, and segment net sales of $432.0 million for the nine months ended September 30, 2017 increased $8.1 million, or 1.9%, from the prior comparable periods due to business acquisitions.
Segment gross profit of $115.7 million for the three months ended September 30, 2017 increased $3.7 million, and segment gross profit of $342.9 million for the nine months ended September 30, 2017 increased $9.3 million from the prior comparable periods primarily due to business acquisitions.
Segment operating expenses of $59.6 million for the three months ended September 30, 2017 increased $0.4 million and segment operating expenses of $172.4 million for the nine months ended September 30, 2017 decreased $(5.6) million from the prior comparable periods primarily due to (a) lower amortization of intangible assets and transition service costs associated with businesses acquired in and subsequent to the prior comparable periods; and (b) reduced miscellaneous general and administrative related fees. As a result of these factors, segment operating income of $56.1 million for the three months ended September 30, 2017 increased $3.3 million, or 6.2%, and segment operating income of $170.5 million for the nine months ended September 30, 2017 increased $14.9 million, or 9.6%, from the prior comparable periods. Our Business Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

We group these services into three main categories based on the similarities of these services: Cloud Connect, Other Cloud Services and Intellectual Property. Cloud Connect consists of our Fax and Voice services and Other Cloud Services consist of Backup, Email Security, Email Marketing and Web Hosting.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$96,882	$7,001	$44,663	$286,163	$18,964	$133,958
Cloud Services	47,693	8,949	11,947	142,187	28,330	37,824
Intellectual Property	1,212	1,195	(485)	3,689	3,803	(1,258)
Total	$145,787	$17,145	$56,125	$432,039	$51,097	$170,524

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Depreciation and Amortization	Operating Income	Revenue	Depreciation and Amortization	Operating Income(4)

Cloud Connect (Fax/Voice)	$92,599	$5,950	$43,503	$275,700	$19,096	$126,598
Cloud Services	49,624	12,826	10,350	144,853	35,327	31,974
Intellectual Property	1,119	1,442	(996)	3,388	4,548	(2,964)
Total	$143,342	$20,218	$52,857	$423,941	$58,971	$155,608
Digital Media
 The following segment results are presented for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
External net sales	$127,830	$66,774	$369,419	$198,477
Inter-segment net sales	35	45	51	136
Segment net sales	127,865	66,819	369,470	198,613
Cost of revenues	12,265	5,615	37,201	16,482
Gross profit	115,600	61,204	332,269	182,131
Operating expenses	103,234	47,272	313,266	148,916
Segment operating income	$12,366	$13,932	$19,003	$33,215
Segment net sales of $127.9 million for the three months ended September 30, 2017 increased $61.0 million, or 91.4%, and segment net sales of $369.4 million for the nine months ended September 30, 2017 increased $170.9 million, or 86.0%, from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016.
Segment gross profit of $115.6 million for the three months ended September 30, 2017 increased $54.4 million, or 88.9%, and segment gross profit of $332.3 million for the nine months ended September 30, 2017 increased $150.1 million, or 82.4%, from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016.
Segment operating expenses of $103.2 million for the three months ended September 30, 2017 increased $56.0 million and segment operating expenses of $313.3 million for the nine months ended September 30, 2017 increased $164.4 million from the prior comparable periods primarily due to the acquisition of Everyday Health in December 2016 comprised primarily of salary and related costs, marketing costs, and amortization of intangible assets.

As a result of these factors, segment operating income of $12.4 million for the three months ended September 30, 2017 decreased $(1.6) million, or (11.2)% and segment operating income of $19.0 million for the nine months ended September 30, 2017 decreased $(14.2) million, or (42.8)% from the prior comparable periods.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2017, we had cash and investments of $402.5 million compared to $124.0 million at December 31, 2016. The increase in cash and investments resulted primarily from the issuance of long-term debt and cash from operations, partially offset by the repayment of the line of credit, business acquisitions, dividends and interest paid, and purchases of property and equipment. At September 30, 2017, cash and investments consisted of cash and cash equivalents of $402.5 million. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2017, cash and investments held within domestic and foreign jurisdictions were $143.6 million and $258.9 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 9, 2017, the Company declared a quarterly cash dividend of $0.3650 per share of common stock payable on March 9, 2017 to all stockholders of record as of the close of business on February 22, 2017. On May 4, 2017, the Company’s Board of Directors approved a quarterly cash dividend of $0.3750 per share of j2 Global common stock payable on June 2, 2017 to all stockholders of record as of the close of business on May 19, 2017. On August 2, 2017, the Company declared a quarterly cash dividend of $0.3850 per share of j2 Global common stock payable on September 1, 2017 to all stockholders of record as of the close of business on August 14, 2017. Future dividends are subject to Board approval.

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

In order to timely complete the Everyday Health acquisition, the Company borrowed $126.8 million from its non-US subsidiaries. During the third quarter 2017, the Company repaid its borrowings from its non-U.S. subsidiaries.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations and the additional debt facilities described above will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $179.0 million and $192.5 million for the nine months ended September 30, 2017 and 2016, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2017 compared to 2016 was primarily attributable to a decrease in accounts payable and accrued expenses including a $20.0 million payment of certain contingent compensation obligations of Everyday Health as well as a payment of contingent consideration of $20.0 million associated with the acquisition of Ookla; partially offset by a decrease in accounts receivable and increased depreciation and amortization. Our cash and cash equivalents and short-term investments were $402.5 million and $124.0 million at September 30, 2017 and December 31, 2016, respectively.

Net cash used in investing activities was $(44.6) million and $(41.7) million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of intangible assets; partially offset by proceeds from the sale of businesses. For the nine months ended September 30, 2016, net cash used in investing activities was primarily attributable to business acquisitions, the purchase of available-for-sale investments, property and equipment and intangible assets; partially offset by the maturity of available-for-sale investments. The increase in our net cash used in investing activities in 2017 compared to 2016 was primarily lower maturity of investments; partially offset by reduced purchases of investments and additional purchases of property and equipment; partially offset by lower business acquisitions and proceeds from the sale of businesses.

Net cash provided by (used in) financing activities was $135.6 million and $(118.6) million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, net cash provided by financing activities was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit and other debt, dividends paid, repurchases of stock and business acquisitions. For the nine months ended September 30, 2016, net cash used in financing activities was primarily attributable to repurchases of stock which includes the acquisition of Integrated Global Concepts, Inc., which held shares of j2 Global common stock, dividends paid, and business acquisitions; partially offset by the exercise of stock options and excess tax benefit from share-based compensation. The change in net cash provided by financing activities in 2017 compared to 2016 was primarily attributable to the proceeds from the issuance of long-term debt; partially offset by the net payment associated with the payment in full of our line of credit and other debt.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2018. During the nine month period ended September 30, 2017, we repurchased zero shares under this program. Cumulatively at September 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2017:

	Payments Due in (in thousands)
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$402,500	$650,000	$1,052,500
Long-term debt - interest (b)	6,541	54,031	52,081	52,081	45,541	156,000	366,275
Operating leases (c)	3,551	14,077	12,775	9,550	8,580	17,387	65,920
Capital leases (d)	4	9	—	—	—	—	13
Telecom services and co-location facilities (e)	2,712	2,950	886	185	14	10	6,757
Holdback payment (f)	2,782	2,050	—	—	—	—	4,832
Other (g)	187	—	—	—	—	—	187
Total	$15,777	$73,117	$65,742	$61,816	$456,635	$823,397	$1,496,484

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent certain consulting and Board of Directors fee arrangements.

As of September 30, 2017, our liability for uncertain tax positions was $48.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2017, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2017, we had no investments in debt securities with effective maturities greater than one year. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalent investments primarily in time deposits and money market funds with maturities of 90 days or less of $402.5 million and $124.0 million, respectively.

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

Foreign exchange losses for the three months ended September 30, 2017 and 2016 were $1.0 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 were $5.5 million and $1.2 million, respectively. The increase in losses to our earnings in the current period were attributable to increased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2017 and 2016 were $7.7 million and $(0.3) million, respectively, and for the nine months ended September 30, 2017 and 2016 were $23.6 million and $(9.6) million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the nine month period ended September 30, 2017, we repurchased zero shares under this program. Cumulatively at September 30, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2017 - July 31, 2017	1,620	$84.67	—	1,938,689
August 1, 2017 - August 31, 2017	12,558	$78.51	—	1,938,689
September 1, 2017 - September 30, 2017	—	$—	—	1,938,689
Total	14,178		—	1,938,689

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 9, 2017	By:	/s/ NEHEMIA ZUCKER
Nehemia Zucker
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2017	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.