Form 10-K
period 2017-12-31
J2 GLOBAL, INC.
filed 2018-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $2,558,879,917. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2018, the registrant had 49,095,551 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 3, 2018 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 116 pages with the Index to Exhibits located on page 112.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services segment, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services segment includes fax, voice, backup, security and email marketing products. Our Digital Media segment specializes in the technology, gaming, lifestyle and healthcare markets, offering content, tools and services to consumers and businesses.
Our Cloud Services segment generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media segment generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Cloud Services segment is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services segment also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media segment is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
We were incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services segment, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments and certain geographic information is included within Note 16 - Segment Information of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Cloud Services
We believe that businesses of all sizes are increasingly purchasing cloud services to meet their communication, messaging, security, data backup, hosting, customer relationship management and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax®, MyFax® and sFax® online fax services enable users to receive faxes into their email inboxes and to send faxes via the internet. eVoice® and Onebox® provide our customers a virtual phone system with various available enhancements. KeepItSafe®, LiveVault®, and Livedrive® enable our customers to securely back up their data and dispose of tape or other physical systems. Our FuseMail® service provides our customers email, encryption, archival and perimeter protection solutions, while Campaigner® provides our customers enhanced email marketing solutions. All of these services represent software-as-a-service solutions except online backup which represents both a software-as-a-service solution and an infrastructure-as-a-service solution. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Cloud Services revenues from “fixed” subscription revenues for basic customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. Our online fax, virtual phone, email, customer relationship management and online backup products have both a fixed and variable subscription component with the substantial majority of revenues derived from the fixed portion. In addition, the cost structures of all our Cloud Services are very similar in terms of fixed and variable components and include capital expenditures that are in proportion to revenue for each product offering. We also generate Cloud Services revenues from patent licensing. We categorize our Cloud Services and solutions into two basic groups: number-based, which are services provided in whole or in part through a telephone number, and non-number-based, which are our other cloud services for business.
We market our Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, enterprises and government organizations. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; selling through both a telesales and direct sales force; and cross-selling. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.
We offer the following cloud services and solutions:
Fax
eFax® is the leading brand in the global online fax market. Various tiers of service provide increasing levels of features and functionality to sole proprietors, small and medium-sized businesses, and enterprises around the world. Our most popular services allow individuals to receive and send faxes as email attachments. In addition to eFax®, we offer online fax services under a variety of alternative brands including sFax®, MyFax®, eFax Plus®, eFax Pro™, eFax Secure™, eFax Corporate™ and eFax Developer™.
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

Security
FuseMail® offers email security, email archiving and hosted email to businesses of all sizes around the world.  These solutions are hosted offsite and seamlessly integrated into a customer’s existing email system. Email security offers multi-level spam and virus detection, works with almost any email system, and deletes virus-infected emails while keeping the email message intact. Email continuity is a solution in which email systems are maintained even when a mail server is down. Email archiving solutions provide for archiving of internal and external ingoing and outgoing emails, and indexing of all emails to enable seamless search.
Excel Micro™ is a Cloud Security distributor focusing on providing email security, web security, and endpoint protection. The solution is offered to thousands of resellers in the United States who provide the product to their end customers.

Email Marketing
Campaigner® is a cloud-based email marketing solution to help small, medium and large businesses strengthen customer relationships and drive sales. Campaigner offers professional email campaign creation, advanced list management and segmentation tools, and targeted email autoresponders and workflows. Campaigner also helps businesses increase the size of their mailing lists, comply with email regulations like CAN-SPAM and get more emails to more inboxes.
SMTP is our cloud-based solution for email delivery that enables our customers to begin using an email relay service. Using our SMTP platform, customers control all aspects of their email distribution and can review email campaign statistics through a dashboard. We have a team of experts that help our customers’ setup and optimize the SMTP relay.
IP Licensing
We hold a number of issued U.S. and foreign patents and other intellectual property rights. We seek to license some of these intellectual property rights to third parties in exchange for fees. We include the results of these activities within the Cloud Services segment, exclusive of brand licensing by the Digital Media segment.
Global Network and Operations
Our Cloud Services business operates multiple physical Points of Presence (“POPs”) worldwide, a central data center in Los Angeles and a remote disaster recovery facility. We connect our POPs to our central data centers via redundant, and often times diverse, Virtual Private Networks (“VPNs”) using the internet. Our network is designed to deliver value-added user applications, customer support and billing services for our customers anywhere in the world and a local presence for customers from thousands of cities in 50 countries on six continents. We offer our services in all major metropolitan areas in the United States (“U.S.”), the United Kingdom (“U.K.”), Canada and such major cities as Berlin, Copenhagen, Madrid, Manila, Mexico City, Milan, Paris, Rome, Singapore, Sydney, Taipei, Tokyo, Vienna and Zurich. Our customers are located throughout the world.
Customer Support Services
Our Cloud Services customer service organization supports our cloud services customers through a combination of online self-help, email communications, interactive chat sessions and telephone calls. Our internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions.
Our Cloud Services customer service organization provides email support seven days per week, 24 hours per day, to all subscribers. Paying subscribers have access to live-operator telephone support seven days per week, 24 hours per day. Dedicated telephone support is provided for corporate customers 24 hours per day, seven days per week. Live sales and customer support services are available in various languages, including English, Spanish, Dutch, German, French, Japanese and Cantonese.
Competition
Our Cloud Services segment faces competition from, among others, online fax-providers, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and hosting providers and customer relationship management solutions. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
We believe that the primary competitive factors determining our success in the market for our Cloud Services include financial strength and stability; pricing; reputation for reliability and security of service; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support.
For more information regarding the competition that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Digital Media
Our Digital Media segment consists of a portfolio of web properties which includes IGN.com, Mashable.com, PCMag.com, HumbleBundle.com, Speedtest.net, AskMen.com, MedPageToday.com, Offers.com and Everydayhealth.com, among many others.
Our properties provide trusted reviews of technology, gaming and lifestyle products and services; news and commentary related to their vertical markets; professional networking tools, targeted emails and white papers for IT professionals; speed testing for internet and mobile network connections; online deals and discounts for consumers; interactive tools and mobile applications that enable consumers to manage a broad array of health and wellness needs on a daily basis, including medical conditions, pregnancy, diet and fitness news; and tools and information for healthcare professionals to stay abreast of industry, legislative and regulatory developments in major medical specialties.
We generate Digital Media revenues from the sale of display and video advertising on our owned-and-operated properties as well as third-party sites; from the sale of customer clicks to online merchants as well as commissions on sales attributed to clicks to online merchants; from business-to-business leads to IT vendors; from the licensing of technology, data and other intellectual material to clients; and from the sale of subscription services to consumers and businesses.
During 2017, our Digital Media web properties attracted approximately 5.7 billion visits and 23.7 billion page views.
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
Web Properties
Our Digital Media properties and services include the following:
Technology
Ookla is a global leader in fixed broadband and mobile network testing applications, data and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s Speedtest platforms, with more than 17 billion completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers and mobile carriers worldwide and have been translated into over 30 languages for use by thousands of businesses, governments, universities and trade organizations.
Offers.com is a leading coupons & deals website featuring offers from more than 16,000 of the internet’s more popular stores and brands. Saving shoppers since 2009, Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.
Ziff Davis B2B is a leading provider of digital content for buyers of information technology (IT) products and services, allowing IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases.
PCMag is a leading online resource for laboratory-based product reviews, technology news and buying guides. We operate one of the largest and oldest independent testing facilities for consumer technology products. Founded in 1984, our lab produces more than 2,200 unbiased technology product and service reviews annually. PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services.
Mashable.com is a global media brand publishing premium content for individuals interested in technology and culture. Powered by a proprietary data suite, Mashable is recognized as a trusted global brand and produces stories for more than a dozen platforms, including Snapchat, Twitter and Facebook.
Gaming & Entertainment
IGN Entertainment is a leading internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 154 million monthly users and is followed by more than 11 million subscribers on YouTube and 30 million users on social platforms.

HumbleBundle.com is a digital subscription and storefront for video games, ebooks, and software. Customers purchase monthly subscriptions, product bundles, and individual products through our website. In addition, raising money for charity is a core mission for Humble Bundle. Each product sale transaction at Humble Bundle results in a charitable contribution, and, as of January 2018, Humble Bundle had helped raise over $117 million for charity.
Healthcare
The Everyday Health properties include a collection of premier content and tools for the consumer and healthcare professional.
Everyday Health Consumer

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

We operate the Mayo Clinic Diet digital program, a subscription-based plan for weight loss, and ultimately better health, developed by the weight loss experts at Mayo Clinic. Based on the bestselling book by the same name, the Mayo Clinic Diet digital program provides a step-by-step program to jump-start quick weight loss, achieve a goal weight and maintain it for life.

Everyday Health Professional Properties

For healthcare professionals, we provide premier digital content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, delivers breaking medical news in 34 medical specialties and major public policy developments at the state and federal levels seven days a week. MedPage Today coordinates with approximately 4,000 leading researchers and clinicians, as well as more than 300 academic medical centers, to aid in gathering in-depth information for articles. MedPage Today’s excellence has been recognized with awards from the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, the eHealthcare Leadership Awards, the Medical Marketing and Media Awards and the Web Health Awards. Additionally, MedPage Today was named as a finalist for the Jesse M. Neal Award and the Gerald M. Loeb Award.

What to Expect When You’re Expecting
We operate the digital properties for the What to Expect brand, the leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain content on conception planning and pregnancy, as well as information on newborns and toddlers.

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

Licensing
We license our proprietary technology, data and intellectual property to third parties for various purposes. For instance, we will license the right to use PCMag’s “Editors’ Choice” logo and other copyrighted editorial content to businesses whose products have earned such distinction.
Subscriptions
We offer subscriptions to businesses for Speedtest Intelligence, which offers up-to-date insights into global fixed broadband and mobile performance data. We offer subscriptions to consumers for our Mayo Clinic Diet program, PCMag Digital Edition and Humble Bundle.
Competition
Competition in the digital media space is fierce and continues to intensify.

Our digital media business competes with online publishers including CNET, GameSpot, WebMd, Vox and others as well as with portals, advertising networks, social media sites and other platforms, including Google, Facebook, Twitch and others. We believe that the primary competitive factors determining our success in the market for our digital media include the reputation of brands as trusted sources of objective information and our ability to attract internet users and advertisers to our web properties.

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
We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for eFax, MyFax, eFax Corporate, Sfax, eVoice, KeepItSafe, Fusemail, Onebox, PCMag, IGN, Everyday Health, AskMen, Humble Bundle, Mashable, Health eCareers, Ookla, Speedtest, and Geek.com, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “fusemail.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “techbargains.com”, “ign.com”, “askmen.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, “healthecareers.com”, and “geek.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

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
Seasonality
Our Cloud Services revenues are impacted by the number of effective business days in a given period. We traditionally experience lower than average Cloud Services usage and customer sign-ups in the fourth quarter. Revenues associated with our Digital Media operations are subject to seasonal fluctuations, becoming most active during the fourth quarter holiday period due to increased retail activity.
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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $46.0 million, $38.0 million and $34.3 million for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2017, we had approximately 2,487 employees, the majority of whom are in the U.S.
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

Our ability to grow revenue from our Digital Media business will be dependent on our ability to demonstrate to marketers that their marketing campaigns with us provide a meaningful return on investment (“ROI”) relative to offline and other online opportunities. Certain of the marketing campaigns with respect to our Digital Media business are designed such that the revenues received are based entirely upon the ROI delivered for customers. Our Digital Media business has invested significant resources in developing its research, analytics and campaign effectiveness capabilities and expects to continue to do so in the future. Our ability, however, to demonstrate the value of advertising and sponsorship on Digital Media business properties will depend, in part, on the sophistication of the analytics and measurement capabilities, the actions taken by our competitors to enhance their offerings, whether we meet the ROI expectations of our customers and a number of other factors. If we are unable to maintain sophisticated marketing and communications solutions that provide value to our customers or demonstrate our ability to provide value to our customers, our financial results will be harmed.

Our fax services constitute a significant percentage of our revenue.

Currently, fax-to-email revenue constitutes approximately 29% of our consolidated revenues. The success of our business is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email, unified messaging solutions and services related to our Digital Media segment. If the demand for online fax-to-email as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Our operations are dependent on our network being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors and other third parties, may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our cloud services customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Our Board is briefed on cybersecurity risks and we implement cybersecurity risk management under our Board’s oversight. We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows, or cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value.

Political instability and volatility in the economy may adversely affect segments of our customers, which may result in decreased usage and advertising levels, customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers may be adversely affected by political instability and volatility in the general economy or renewed downturns. To the extent these customers’ businesses are adversely affected by political instability or volatility, their usage of our services and/or our customer retention rates could decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising, e-commerce or other revenues, which may adversely impact our revenues and profitability.

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

We are a U.S. based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

The recently enacted U.S. federal tax legislation, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) may have an adverse effect on our business or on our results of operations. The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines and issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, we recorded a provisional income tax charge of $49.2 million for the transition tax on deemed repatriation of deferred foreign income. We also recorded a provisional income tax benefit of $33.3 million for the re-measurement of our U.S. deferred tax assets and liabilities because of the federal corporate maximum tax rate reduction. The provisional amounts recorded are based on our current interpretation and understanding of the 2017 Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. We will continue to gather and evaluate the income tax impact of the 2017 Tax Act. Changes to these provisional amounts or any of our other estimates regarding taxes could result in material charges or credits in future reporting periods.

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

 Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eFax and eVoice, are descriptive or generic when applied to the products and services offered by our Cloud Services segment. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including, eFax and eVoice. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or freeload off our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.

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

We are currently under audit for indirect taxes in several states and municipalities. We currently have no material financial reserves established with respect to indirect taxes. If a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

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

Increased numbers of credit and debit card declines in our Cloud Services segment could lead to a decrease in our Cloud Services revenues or rate of revenue growth.

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

If our Cloud Services segment experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

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
In addition, several competitors offer products and services that directly compete for users with our Digital Media segment offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of the competitors for our Cloud Services segment in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
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

Users access health-related content through our Everyday Health properties, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers who rely on that content or others may make claims against us with various causes of action. Although our properties contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable.

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

Companies that operate in the same industry as our Cloud Services and Digital Media segments have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. Furthermore, we may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

From time to time, we are subject to litigation or claims or are involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and anti-trust, that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material. For a more detailed description of certain lawsuits in which we are involved, see Item 3. Legal Proceedings.

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

In addition, the indenture governing the 6.0% Senior Notes of our subsidiary, j2 Cloud Services, LLC (“j2 Cloud Services”) contains and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

The indenture governing the 6.0% Senior Notes contains a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

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

 The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC, the Federal Trade Commission (“FTC”), or both may initiate enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.

Likewise, the TCPA also prohibits placing calls or sending text messages to mobile phones without “prior express consent” subject to limited exceptions. Parties that solely enable calling or text messaging are only directly liable under the TCPA pursuant to federal common law vicarious liability principles. We take significant steps to ensure that users understand that they are responsible for how they use our technology including complying with relevant federal and state law. However, because we do not enjoy absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for unauthorized calling or text messaging mobile users, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.

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

The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media segment utilizes contractors, freelancers and staff from third party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by the relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Many third parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodations also extends to the websites and to mobile applications. The Company is assessing the requirements of the ADA to determine what impact this could have on our websites. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. The issue is currently under litigation and there is a split in the federal court of appeals circuits as to what the ADA requires. Certain appellate circuits have found that websites standing alone are subject to the ADA and therefore must be accessible to people with disabilities. Other circuits, including the Ninth Circuit which has appellate jurisdiction over federal district courts in California, where our company is headquartered, have found that in order for websites to be places of public accommodation and therefore subject to the ADA there must be both a nexus between the website and the goods and services the website provides as well as a physical brick and mortar location for consumers. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications.

Since we do not have a retail location, we believe we are in compliance with relevant law. If the law changes or if certain courts with appellate jurisdiction outside of California attempt to exercise jurisdiction over us and find that our website and mobile applications must comply with the ADA, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business, we may be subject to injunctive relief, plaintiffs may be able to recover attorneys’ fees, and it is possible that, while the ADA does not provide for monetary damages, we are subject to such damages through state consumer protection or other laws. It is possible that these potential liabilities could cause a material adverse effect on our operations and harm our business reputation.

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

We operate across many different jurisdictions both domestically and internationally which may subject us to cybersecurity, privacy, data security and data protection laws with uncertain interpretations as well as impose conflicting obligations on us.
Cybersecurity, privacy, data security, and data protection laws are constantly evolving at the federal and state levels in the United States, as well as abroad. We are currently subject to such laws both at the federal and state levels in the U.S. as well as similar laws in a variety of international jurisdictions. The interpretation of these laws may be uncertain and may also impose confliction obligations on us. While we work to comply with all applicable law and relevant “best practices” addressing cybersecurity, privacy, data security and data protection, this is an area of the law that is constantly evolving as are the relevant industry codes and threat matrix. Further it is possible that applicable law and “best practices” are interpreted in an inconsistent or conflicting manner either by differing federal, state or international authorities or across the jurisdictions in which we operate. Any failure or perceived failure by us, our partners, our vendors, or third parties on which we rely could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
The EU’s General Data Protection Regulation will impose significant compliance costs and expose the Company to substantial risks.

The EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. However, the 1995 Data Protection Directive will be replaced when the General Data Protection Regulation (“GDPR”) that was adopted in April 2016 comes into effect in May 2018. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that will result in a greater compliance burden with respect to our operations and data use in Europe, which will increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under GDPR. In the event the Company is not in compliance by the implementation date, or fails to maintain compliance thereafter, the Company would be exposed to material damages, costs and/or fines if an EU government authority or EU resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

HIPAA directly applies to covered entities such as hospital clients of certain of our subsidiaries. Since these clients disclose protected health information to our subsidiaries so that those subsidiaries can provide certain services to them, those subsidiaries are business associates of those clients. In addition, we may sign business associate agreements in connection with the provision of the products and services developed for other third parties or in connection with certain of our other services that may transmit or store protected health information.

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

Our business is dependent on the ability of our cloud services customers and visitors to our digital media properties to access our services and applications over broadband internet connections. Internet access providers and internet backbone providers may be able to block, degrade or charge for access or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the internet. Use of our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed data connection. Broadband internet access services, whether wireless or landline, are provided by companies with significant market power. Many of these providers offer products and services that directly compete with ours.

On January 4, 2018, the FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. The FCC’s January 4, 2018, Order is not yet effective and there are efforts in Congress to prevent the Order from becoming effective. Additionally, a number of state attorneys general have filed an appeal of the FCC’s January 4, 2018, Order and others may also appeal the Order. A number of states have either passed legislation, adopted state executive agency policies or are in the process of adopting legislation that would prevent broadband internet access providers from blocking, degrading and otherwise impairing consumers’ and internet applications service providers’ broadband internet access services. We cannot predict whether the FCC’s January 4, 2018, Order will become effective, whether it will withstand appeal, or whether states have the authority to adopt legislation and executive policies that may conflict with the FCC’s January 4, 2018, Order.

Many of the largest providers of broadband services have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers and likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our retail offerings that may make our services less competitive. We cannot predict the potential impact of the FCC’s January 4, 2018, Order on us at this time nor can we evaluate the potential impact at this time.

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

We are a holding company. We conduct substantially all of our operations through our subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to pay dividends on our stock, service our debt, including the Convertible Notes and fund other holding company expenses depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise.

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. j2 Cloud Services, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income (as defined in the indenture) and proceeds from equity offerings, although it permits any dividends if j2 Cloud Services’ pro forma leverage ratio (as calculated as required by the indenture) is less than 3.0 to 1. While j2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends on our stock, pay interest on the Convertible Notes and fund other operating company expenses without additional sources of cash.

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

As of February 26, 2018, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we are leasing approximately 40,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space pursuant to a lease that extends through May 2019 and 87,000 square feet of office space for Everyday Health pursuant to a lease that extends through October 2023. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner® service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed. A judicial pre-trial has been set for July 27, 2018.

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

On October 16, 2013, a j2 Global affiliate entered an appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted five j2 Global patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014 (No. 14-1611). On December 8, 2017, the Federal Circuit affirmed the decision of the lower court.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On April 17, 2017, Davis Neurology filed a notice of appeal. On June 20, 2017, Davis Neurology filed its appeal brief. On August 4, 2017 j2 Global affiliates filed a response brief. On August 21, 2017, Davis Neurology filed a reply brief. Oral argument was held January 11, 2018. j2 Global affiliates submitted a supplemental letter brief on January 31, 2018. Davis Neurology submitted a supplemental letter brief on February 15, 2018. The appeal is pending.

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

	High	Low
Year ended December 31, 2017
First Quarter	86.96	81.42
Second Quarter	91.17	80.86
Third Quarter	85.85	72.08
Fourth Quarter	78.96	72.17
Year ended December 31, 2016
First Quarter	80.51	56.90
Second Quarter	68.30	60.01
Third Quarter	69.99	61.89
Fourth Quarter	83.47	62.69

Holders

We had 280 registered stockholders as of February 26, 2018. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter. The following is a summary of each dividend declared during fiscal year 2017 and 2016:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017

On February 2, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018 (see Note 20 - Subsequent Events). Future dividends are subject to Board approval.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”). On February 2, 2018, the Company announced that it has extended the 2012 Program set to expire February 19, 2018 by an additional year (see Note 20 - Subsequent Events). Cumulatively at December 31, 2017, we repurchased 2.1 million shares under the 2012 Program at an aggregated cost of $58.6 million (including an immaterial amount of commission fees).

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

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	2,828	$73.78	—	1,938,689
November 1, 2017 - November 30, 2017	—	$—	—	1,938,689
December 1, 2017 - December 31, 2017	23,705	$75.20	—	1,938,689
Total	26,533		—	1,938,689

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	375,675	$31.30	5,073,717
Equity compensation plans not approved by security holders	—	—	—
Total	375,675	$31.30	5,073,717

The number of securities remaining available for future issuance includes 3,450,474 and 1,623,243 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 13 to the accompanying consolidated financial statements for a description of these Plans as well as our 2007 Stock Option Plan, which terminated on February 14, 2017.

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

j2 Global’s peer group index for 2017 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., LogMeIn, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp. and The Ultimate Software Group, Inc. Given the growth in our Digital Media segment, we have removed Athenahealth, Inc., WebMD Health Corp and Bankrate Inc. and have added IAC/InterActive Corp., TripAdvisor, Inc. and the Zillow Group, Inc. to our peer group. Both WebMD Health Corp. and Bankrate Inc. were acquired during the current year.

j2 Global’s 2016 peer group index consisted of Athenahealth, Inc., WebMD Health Corp., LivePerson, Inc., LogMeIn, Inc., Bankrate Inc., Salesforce.com, Inc., Open Text Corp. and The Ultimate Software Group, Inc.

Measurement points are December 31, 2012 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2017. The graph assumes that $100 was invested on December 31, 2012 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	2017 Peer	2016 Peer
Date	j2 Global	Computer Index	Group Index	Group Index
Dec-12	100.00	100.00	100.00	100.00
Mar-13	129.63	102.24	107.66	108.26
Jun-13	141.20	104.17	103.56	98.21
Sep-13	164.92	115.66	132.84	128.19
Dec-13	167.35	131.95	146.20	140.99
Mar-14	168.34	133.99	151.62	146.65
Jun-14	171.87	144.87	158.34	144.71
Sep-14	167.88	152.06	154.40	147.66
Dec-14	210.12	158.17	152.57	153.99
Mar-15	223.10	160.20	167.48	164.14
Jun-15	231.47	160.53	171.68	164.61
Sep-15	241.98	152.46	164.53	168.63
Dec-15	280.49	168.05	183.96	189.29
Mar-16	213.78	169.49	169.73	178.95
Jun-16	220.07	162.79	185.71	193.22
Sep-16	232.44	186.51	177.00	181.27
Dec-16	283.24	188.67	166.99	171.84
Mar-17	291.33	212.97	190.22	200.63
Jun-17	296.41	221.89	203.92	211.44
Sep-17	261.03	241.28	214.46	221.78
Dec-17	266.08	261.81	230.34	242.28

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$1,117,838	$874,255	$720,815	$599,030	$520,801
Cost of revenues	172,313	147,100	122,958	105,989	86,893
Gross profit	945,525	727,155	597,857	493,041	433,908
Operating expenses:
Sales and marketing	330,296	206,871	159,009	141,967	131,317
Research, development and engineering	46,004	38,046	34,329	30,680	25,485
General and administrative	323,517	239,672	205,137	134,188	101,683
Total operating expenses	699,817	484,589	398,475	306,835	258,485
Income from operations	245,708	242,566	199,382	186,206	175,423
Interest expense, net	67,777	41,370	42,458	31,204	21,254
Other (income) expense, net	(22,035)	(10,243)	5	(165)	11,472
Income before income taxes	199,966	211,439	156,919	155,167	142,697
Income tax expense	60,541	59,000	23,283	29,840	35,175
Net income	$139,425	$152,439	$133,636	$125,327	$107,522
Less extinguishment of Series A preferred stock	—	—	—	(991)	—
Net income attributable to j2 Global, Inc. common shareholders	$139,425	$152,439	$133,636	$124,336	$107,522

Net income per common share:
Basic	$2.89	$3.15	$2.76	$2.60	$2.31
Diluted	$2.83	$3.13	$2.73	$2.58	$2.28
Weighted average shares outstanding:
Basic	47,586,242	47,668,357	47,627,853	46,778,015	45,548,767
Diluted	48,669,027	47,963,226	48,087,760	47,106,538	46,140,019
Cash dividends declared per common share	$1.52	$1.36	$1.22	$1.10	$0.98

	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$350,945	$123,950	$255,530	$433,663	$207,801
Working capital	355,325	(106,090)	286,151	486,816	274,133
Total assets	2,453,093	2,062,328	1,783,719	1,705,202	1,153,789
Other long-term liabilities	31,434	3,475	18,228	22,416	1,458
Total stockholders’ equity	$1,020,305	$914,536	$890,208	$820,235	$706,418

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services segment, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services segment includes fax, voice, backup, security and email marketing products. Our Digital Media segment specializes in the technology, gaming, lifestyle and healthcare markets offering content, tools and services to consumers and businesses.
Our Cloud Services segment generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media segment generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Cloud Services segment is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services segment also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media segment is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services segment, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments and certain geographic information is included within Note 16, “Segment Information” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services segment for the years ended December 31, 2017, 2016 and 2015 (in thousands, except for percentages):

	Years Ended December 31,
	2017	2016	2015
Subscriber revenues:
Fixed	$471,269	$468,395	$414,919
Variable	102,928	93,950	83,804
Total subscriber revenues	574,197	562,345	498,723
Other license revenues	4,759	4,593	5,915
Total revenues	$578,956	$566,938	$504,638
Percentage of total subscriber revenues:
Fixed	82.1%	83.3%	83.2%
Variable	17.9%	16.7%	16.8%
Total revenues:
Number-based	$384,929	$367,741	$352,656
Non-number-based	194,027	199,197	151,982
Total revenues	$578,956	$566,938	$504,638

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.31	$15.21	$14.79
Cancel rate (3)	2.0%	2.1%	2.1%

(1)
Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Services customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Services customer base.

(2)	Cloud Services customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

(3)
Cancel Rate is defined as cancels of small and medium businesses and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years Ended December 31,
	2017	2016	2015
Visits	5,720	4,992	4,001
Page views	23,731	18,063	10,276
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

We believe that our most critical accounting policies are those related to revenue recognition, valuation and impairment of investments, share-based compensation expense, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Cloud Services

The Company’s Cloud Services revenues substantially consist of monthly fixed subscription and variable usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third party solutions, primarily through our email security and online backup lines of business.  These third party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs.  The Company determines whether reseller revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to reseller revenue as the Company is the primary obligator in the arrangement, has latitude in determining pricing and bears all credit risk associated with our reseller program partners.

j2 Global’s Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

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

Valuation and Impairment of Investments

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2017, 2016 and 2015.

Goodwill and Purchased Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test is comprised of two steps: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill and intangible assets to their carrying value at the reporting unit level. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon intangible assets. We completed the required impairment review for the years ended December 31, 2017, 2016, and 2015 and noted no impairment. Consequently, no impairment charges were recorded.

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

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 “Fair Value Measurements” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). We may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted the 2017 Tax Act. Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The U.S. federal tax legislation, the 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, we recorded a provisional income tax charge of $49.2 million for the transition tax on deemed repatriation of deferred foreign income. We also recorded a provisional income tax benefit of $33.3 million for the re-measurement of our U.S. deferred tax assets and liabilities because of the federal corporate maximum tax rate reduction. The provisional amounts recorded are based on our current interpretation and understanding of the 2017 Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. We will continue to gather and evaluate the income tax impact of the 2017 Tax Act. Changes to these provisional amounts or any of our other estimates regarding taxes could result in material charges or credits in future reporting periods.
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

As a provider of cloud services for business, we do not provide telecommunications services. Thus, we believe that our business and our users (by using our services) are generally not subject to various telecommunication taxes. However, several state taxing authorities have challenged this belief and have and may continue to audit and assess our business and operations with respect to telecommunications and other sales taxes. In addition, the application of other indirect taxes (such as sales and use tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue.

The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

On March 3, 2017, the New York State Department of Taxation and Finance issued a notice of assessment for sales and use tax for the period of March 1, 2009 through February 28, 2014. We have reached a settlement with the Department which has expanded the period up to November 30, 2017. We have accrued $2.80 million as of December 31, 2017. On February 18, 2018, we paid $2.77 million to New York in settlement. On August 24, 2016, the Office of Finance for the City of Los Angeles notified us that they will commence an audit of business and communications taxes for the period of January 1, 2013 through December 31, 2016 which has concluded with no material impact. For other jurisdictions, we currently have no reserves established for these matters, as we have determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. These reserves are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Cloud Services Segment

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Cloud Services segment to be stable for the foreseeable future (excluding the impact of acquisitions). The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Cloud Services segment, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.

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

j2 Global Consolidated

We anticipate that the stable revenue trend in our Cloud Services segment combined with the improving revenue and profits in our Digital Media segment will result in overall improved revenue and profits for j2 Global on a consolidated basis, excluding the impact of any future acquisitions which can vary dramatically from period to period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media segment (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

The following table sets forth, for the years ended December 31, 2017, 2016 and 2015, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015
Revenues	100%	100%	100%
Cost of revenues	15	17	17
Gross profit	85	83	83
Operating expenses:
Sales and marketing	30	24	22
Research, development and engineering	4	4	5
General and administrative	29	27	28
Total operating expenses	63	55	55
Income from operations	22	28	28
Interest expense, net	6	5	6
Other expense (income), net	(2)	(1)	—
Income before income taxes	18	24	22
Income tax expense	5	7	3
Net income	12%	17%	19%

Revenues

(in thousands, except percentages)	2017	2016	2015	Percentage Change 2017 versus 2016	Percentage Change 2016 versus 2015
Revenues	$1,117,838	$874,255	$720,815	28%	21%

Our revenues consist of revenues from our Cloud Services segment and from our Digital Media segment. Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Cloud Services revenues from IP licensing. Digital Media revenues primarily consist of advertising revenues, fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues have increased over the past three years primarily due to the following factors:

•	Acquisitions within our Digital Media properties, plus organic growth in that segment;

•	Acquisitions within our Cloud Services segment, plus organic growth in that segment.

Cost of Revenues

(in thousands, except percentages)	2017	2016	2015	Percentage Change 2017 versus 2016	Percentage Change 2016 versus 2015
Cost of revenue	$172,313	$147,100	$122,958	17%	20%
As a percent of revenue	15%	17%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, editorial and production costs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2017 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2016 that resulted in additional editorial and production costs. The increase in cost of revenues for the year ended December 31, 2016 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2015 that resulted in additional network operations, editorial and production costs, customer service and depreciation.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2017	2016	2015	Percentage Change 2017 versus 2016	Percentage Change 2016 versus 2015
Sales and Marketing	$330,296	$206,871	$159,009	60%	30%
As a percent of revenue	30%	24%	22%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the years ended December 31, 2017, 2016 and 2015 was $143.3 million (primarily consisting of $95.4 million of third-party advertising costs and $41.0 million of personnel costs), $96.8 million (primarily consisting of $64.8 million of third-party advertising costs and $26.3 million of personnel costs) and $63.5 million (primarily consisting of $41.2 million of third-party advertising costs and $21.9 million of personnel costs), respectively. The increase in sales and marketing expenses from 2016 to 2017 was primarily due to increased personnel costs and advertising associated with the acquisition of Everyday Health within the Digital Media segment, which was acquired in December 2016. The increase in sales and marketing expenses from 2015 to 2016 was primarily due to increased advertising associated with businesses acquired within the Digital Media and Cloud Services segments and additional personnel costs.

Research, Development and Engineering.

(in thousands, except percentages)	2017	2016	2015	Percentage Change 2017 versus 2016	Percentage Change 2016 versus 2015
Research, Development and Engineering	$46,004	$38,046	$34,329	21%	11%
As a percent of revenue	4%	4%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2016 to 2017 and 2015 to 2016 were primarily due to an increase in professional services and personnel costs associated with acquisitions within the Cloud Service and Digital Media segments.

General and Administrative.

(in thousands, except percentages)	2017	2016	2015	Percentage Change 2017 versus 2016	Percentage Change 2016 versus 2015
General and Administrative	$323,517	$239,672	$205,137	35%	17%
As a percent of revenue	29%	27%	28%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2016 to 2017 was primarily due to additional amortization of intangible assets and personnel costs relating to acquisitions closed during 2016 and 2015 and increased depreciation expense. The increase in general and administrative expense from 2015 to 2016 was primarily due to an increase in amortization of intangible assets, an increase in the fair value associated with contingent consideration issued in certain acquisitions within the Digital Media segment, personnel costs relating to acquisitions closed during 2015 and 2016 and bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$500	$436	$373
Operating expenses:
Sales and marketing	1,723	1,782	2,435
Research, development and engineering	1,182	904	863
General and administrative	19,332	10,528	8,122
Total	$22,737	$13,650	$11,793

During the year, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million during year due to this vesting acceleration.

In connection with Nehemia Zucker’s resignation as Chief Executive Officer effective as of December 31, 2017, all of his outstanding and unvested stock options and time-based restricted shares, along with the tranche of performance-vesting restricted shares that was then next scheduled to vest, vested in full on December 29, 2017. As a result, the Company has accelerated the recognition of share-based compensation expense associated with these awards which impacted the fourth quarter by approximately $5.1 million.

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and short and long-term investments. Interest expense, net was $67.8 million, $41.4 million, and $42.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 was due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes and our line of credit borrowings, the loss on the extinguishment of the $250 million 8.0% Senior Notes and decreased interest income on cash, cash equivalents and investments. The decrease between 2015 and 2016 was primarily due to additional interest income.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and the sale of investments. Other (income) expense, net was $(22.0) million, $(10.2) million, and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The change from 2016 to 2017 was attributable to an increase in gains earned in the current period related to the sales of subsidiaries in our Digital Media and Cloud segments; partially offset by increased losses on currency exchange compared to the prior period which included the sale of our strategic investment in Carbonite resulting in a gain on sale of $7.6 million and a breakup fee of $2.5 million associated with the competitive bid for certain assets of Gawker Media. The change from 2015 to 2016 is primarily due to the gain on sale of our Carbonite investment and the Gawker Media Group break-up fee.

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

The 2017 Tax Act signed into law on December 22, 2017 significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35.0% to 21.0%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines and issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act.

As of December 31, 2017, we have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax expense for the impact of the 2017 Tax Act of $15.9 million. This amount is comprised of $49.2 million expense associated with the mandatory one-time tax on the accumulated untaxed earnings of our foreign subsidiaries, offset with $33.3 million benefit related to the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21.0% from 35.0%. The one-time transition tax on the accumulated earnings of our foreign subsidiaries will be paid over eight years as provided in the 2017 Tax Act. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”) of $102.2 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036. The $102.2 million NOL carryforward amount includes $89.1 million acquired pursuant to the Everyday Health transaction.

As of December 31, 2017 and 2016, the Company has foreign tax credits of zero and $11.9 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of zero and $11.9 million as of December 31, 2017 and 2016, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits were fully utilized in 2017 as a result of the transition tax on repatriated foreign earnings. If these tax credits were not fully utilized, the foreign tax credits would have expired in the year 2025. In addition, as of December 31, 2017 and 2016, we had available unrecognized state research and development tax credits of $2.3 million and $3.5 million, respectively, which last indefinitely.

Income tax expense amounted to $60.5 million, $59.0 million and $23.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rates for 2017, 2016 and 2015 were 30.3%, 27.9% and 14.8%, respectively.

The increase in our annual effective income tax rate from 2016 to 2017 was primarily attributable to the following:

1.	an increase during 2017 in the transition tax due to the 2017 Tax Act; partially offset by:

2.	a decrease during 2017 in the valuation of deferred tax liabilities due to the decrease in the federal tax rate per the 2017 Tax Act; and

3.	a decrease during 2017 in the amount of deemed distribution income (Section 956) from our foreign subsidiaries.
The increase in our annual effective income tax rate from 2015 to 2016 was primarily attributable to the following:

1.	the reversal of uncertain income tax positions during 2015;

2.	an increase during 2016 in the amount of deemed distribution income (Section 956) from our foreign subsidiaries; partially offset by:

3.	a decrease during 2016 in the valuation allowance for foreign tax credit carryforwards.
In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	20.0% (19.0% from April 1, 2017)	26.5%
Effective tax rate (1)	12.5%	20.1%	26.5%
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

Segment Results
Our business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) Cloud Services; and (ii) Digital Media.
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

Cloud Services
The following segment results are presented for fiscal years 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
External net sales	$578,956	100.0%	$566,938	100.0%	$504,638	100.0%
Inter-segment net sales	—	—	—	—	—	—
Segment net sales	578,956	100.0	566,938	100.0	504,638	100.0
Cost of revenues	118,746	20.5	120,562	21.3	101,209	20.1
Gross profit	460,210	79.5	446,376	78.7	403,429	79.9
Operating expenses	234,166	40.4	235,497	41.5	193,227	38.3
Segment operating income	$226,044	39.0%	$210,879	37.2%	$210,202	41.7%
Segment net sales of $579.0 million in 2017 increased $12.0 million, or 2.1%, from the prior comparable period primarily due to business acquisitions. Segment net sales of $566.9 million in 2016 increased $62.3 million, or 12.3%, from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $460.2 million in 2017 increased $13.8 million from 2016 and segment gross profit of $446.4 million in 2016 increased $42.9 million from 2015 primarily due to an increase in net sales between the periods. The gross profit as a percentage of revenues for 2017 was consistent with the previous comparable period. The gross profit as a percentage of revenues for 2016 was lower in comparison to the previous comparable period primarily due to increased transition-related costs within network operations. In addition, acquisitions historically have lower initial profitability than our existing business until synergies with respect to those acquisitions are realized.
Segment operating expenses of $234.2 million in 2017 decreased $1.3 million from 2016 primarily due to lower depreciation and amortization. Segment operating expenses of $235.5 million in 2016 increased $42.3 million from 2015 primarily due to (a) additional depreciation and amortization and an increase in personnel costs associated with businesses acquired in and subsequent to 2015; and (b) sales and marketing costs primarily due to additional advertising.
As a result of these factors, segment operating earnings of $226.0 million in 2017 increased $15.2 million, or 7.2%, from 2016, and segment operating earnings of $210.9 million in 2016 increased $0.7 million, or 0.3%, from 2015. Our Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.
Digital Media
The following segment results are presented for fiscal years 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
External net sales	$538,882	100.0%	$307,317	100.0%	$216,177	99.9%
Inter-segment net sales	57	—	146	—	197	0.1
Segment net sales	538,939	100.0	307,463	100.0	216,374	100.0
Cost of revenues	53,574	9.9	26,538	8.6	21,749	10.1
Gross profit	485,365	90.1	280,925	91.4	194,625	89.9
Operating expenses	437,297	81.1	230,225	74.9	164,188	75.9
Segment operating income	$48,068	8.9%	$50,700	16.5%	$30,437	14.1%

Segment net sales of $538.9 million in 2017 increased $231.5 million, or 75.3%, and segment net sales of $307.5 million increased $91.1 million, or 42.1%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.

Segment gross profit of $485.4 million in 2017 increased $204.4 million and segment gross profit of $280.9 million in 2016 increased $86.3 million from the prior comparable period primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2017 and 2016 was consistent with the prior comparable periods.

Segment operating expenses of $437.3 million in 2017 increased $207.1 million from the prior comparable period primarily due to (a) increased sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2016; and (b) amortization of intangible assets and depreciation associated with business acquisitions subsequent to the prior comparable period. Segment operating expenses of $230.2 million in 2016 increased $66.0 million from the prior comparable period primarily due to (a) increased sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2015; (b) amortization of intangible assets associated with business acquisitions subsequent to the prior comparable period; and (c) an increase in the fair value associated with contingent consideration issued in certain acquisitions.

As a result of these factors, segment operating income of $48.1 million in 2017 decreased $2.6 million, or 5.2%, from 2016, and segment operating income of $50.7 million in 2016 increased $20.3 million, or 66.6%, from 2015.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2017, we had cash and investments of $408.7 million compared to $124.0 million at December 31, 2016. The increase in cash and investments resulted primarily from the issuance of long-term debt and cash from operations, partially offset by the repayment of the line of credit, business acquisitions, dividends and interest paid, and purchases of property and equipment. At December 31, 2017, cash and investments consisted of cash and cash equivalents of $350.9 million and long-term investments of $57.7 million. Our investments are comprised primarily of certain preferred stock and preferred stock warrants. For financial statement presentation, we classify our investments primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2017 cash and investments held within foreign and domestic jurisdictions were $137.5 million and $271.2 million, respectively. As of December 31, 2016 cash and investments held within foreign and domestic jurisdictions were $48.1 million and $75.9 million, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the 2017 Tax Act. We will continue to assess the impact of the 2017 Tax Act on the tax consequences of future repatriations of foreign earnings and our assertion of indefinite reinvestment of foreign earnings. See Note 11 “Income Taxes” of the Notes to the Consolidated Financial Statements for additional information.

The Company’s Board of Directors approved four quarterly cash dividends during the year ended December 31, 2017, totaling $1.5200 per share of common stock. On February 2, 2018, the Company approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018. Future dividends are subject to Board approval.

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”), a wholly-owned subsidiary of j2 Global, Inc., and j2 Cloud Co-Obligor, Inc., a wholly-owned subsidiary of j2 Cloud (the “Co-Issuer” and together with j2 Cloud, the “Issuers”) completed the issuance and sale of $650 million aggregate principal amount of 6.0% senior notes due 2025 in a private placement. The proceeds were used to redeem all of j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility (as described further below), with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

On December 5, 2016, j2 Global, Inc. entered into a Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “Lenders”). Pursuant to the Credit Agreement, the Lenders provided j2 with a credit facility of $225.0 million (the “Credit Facility”), $180.0 million of which was drawn at closing of the Everyday Health acquisition and used to finance a portion of the cash consideration in the acquisition. During the second quarter of 2016, the Company drew an additional $45.0 million. On June 27, 2017, the Company repaid the outstanding Credit Facility with cash received from its subsidiary, j2 Cloud, and terminated the Credit Agreement.

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

On September 25, 2017, the Board of Directors of the Company authorized the Company’s entry into a commitment to invest $200 million in an investment fund (the “Fund”) over several years at a fairly ratable rate. The manager, OCV Management, LLC (“OCV”), and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder. As a limited partner in the Fund, the Company will pay an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner will be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy.

In February 2018, the Company received a capital call notice from the management of OCV for approximately $12.2 million, inclusive of certain management fees.

We currently anticipate that our existing cash and cash equivalents and short-term investment balances and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents and short-term investments. Net cash provided by operating activities was $264.4 million, $282.4 million and $229.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The decrease in our net cash provided by operating activities in 2017 compared to 2016 was primarily attributable to decrease in accounts payable and accrued expenses including a $20.0 million payment of certain contingent compensation obligations of Everyday Health as well as a payment of contingent consideration of $20.0 million associated with the acquisition of Ookla; an increase in deferred income tax balances and a decrease in income tax payable and liability for uncertain tax positions; partially offset by an increase in depreciation and amortization, share-based compensation and increase in other long term liabilities. The increase in our net cash provided by operating activities in 2016 compared to 2015 was primarily attributable to an increase in depreciation and amortization, income tax payable, liability for uncertain tax positions and deferred income tax balances, additional amortization of financing costs and discounts and share-based compensation, partially offset by an increase in accounts receivable and decrease in other long term liabilities. Our prepaid tax payments were $6.0 million and zero at December 31, 2017 and 2016, respectively. Our cash and cash equivalents and short-term investments were $350.9 million, $124.0 million and $335.2 million at December 31, 2017, 2016 and 2015, respectively.

Net cash used in investing activities was $(158.5) million, $(448.9) million and $(335.7) million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash used in investing activities in 2017 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of intangible assets; partially offset by proceeds from the sale of businesses. Net cash used in investing activities in 2016 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments. Net cash used in investing activities in 2015 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments and maturity of certificates of deposit.

Net cash provided by (used in) financing activities was $111.8 million, $41.2 million and $(67.4) million for the years ended December 31, 2017, 2016 and 2015, respectively. Net cash provided by financing activities in 2017 was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit and other debt, dividends paid, repurchases of stock and business acquisitions. Net cash used in by financing activities in 2016 was primarily attributable to proceeds from a line of credit, exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock. Net cash provided by financing activities in 2015 was primarily attributable to dividends paid, deferred payments for acquisitions and the repurchase of stock, partially offset by the exercise of stock options and excess tax benefit from share-based compensation.

Stock Repurchase Program

In February 15, 2012, the Company’s Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 19, 2018 (see Note 20 - Subsequent Events for discussion regarding the extension of the share repurchase program by an additional year).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$402,500	$650,000	$1,052,500
Long-term debt - interest (b)	54,031	104,163	84,541	117,000	359,735
Operating leases (c)	18,589	31,046	23,248	13,258	86,141
Capital leases (d)	9	—	—	—	9
Telecom services and co-location facilities (e)	4,226	3,641	855	—	8,722
Holdback payment (f)	2,097	1,500	—	—	3,597
Transition tax (g)	3,807	7,614	7,614	28,553	47,588
Other (h)	1,866	2,310	2,310	—	6,486
Total	$84,625	$150,274	$521,068	$808,811	$1,564,778
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings.

(h)	These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2017, our liability for uncertain tax positions was $52.2 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

We have not presented contingent consideration associated with acquisitions in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2018.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2017, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2017, we had no investments in debt securities with effective maturities greater than one year. As of December 31, 2017 and December 31, 2016, we had cash and cash equivalent investments in time deposits and money market funds with maturities of three months or less of $350.9 million and $124.0 million, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, foreign exchange losses amounted to $5.8 million, $0.7 million and $0.1 million, respectively. The increase in losses to our earnings in the current period were attributable to increased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses were not material to our earnings in 2017, 2016 and 2015, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2017 and 2016, was $25.6 million and $(23.1) million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
j2 Global, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditors since 2014.

Los Angeles, California
March 1, 2018

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands, except share amounts)

	2017	2016
ASSETS
Cash and cash equivalents	$350,945	$123,950
Accounts receivable, net of allowances of $8,701 and $7,988, respectively	234,195	199,871
Prepaid expenses and other current assets	35,287	24,178
Total current assets	620,427	347,999
Long-term investments	57,722	—
Property and equipment, net	79,773	68,094
Trade names, net	123,947	115,853
Patent and patent licenses, net	10,871	13,928
Customer relationships, net	193,606	208,155
Goodwill	1,196,611	1,122,810
Other purchased intangibles, net	157,327	173,755
Deferred income taxes	—	5,289
Other assets	12,809	6,445
Total assets	$2,453,093	$2,062,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$169,837	$178,071
Income taxes payable, current	—	16,753
Deferred revenue, current	95,255	80,384
Line of credit	—	178,817
Other current liabilities	10	64
Total current liabilities	265,102	454,089
Long-term debt	1,001,944	601,746
Deferred revenue, non-current	47	1,588
Income taxes payable, non-current	43,781	—
Liability for uncertain tax positions	52,216	46,537
Deferred income taxes	38,264	40,357
Other long-term liabilities	31,434	3,475
Total liabilities	1,432,788	1,147,792
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2017 and 2016, respectively; total issued and outstanding is zero and zero at December 31, 2017 and 2016, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2017 and 2016, respectively; total issued and outstanding is zero and zero at December 31, 2017 and 2016, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2017 and 2016; total issued and outstanding 47,854,510 and 47,443,716 shares at December 31, 2017 and 2016, respectively.	479	474
Additional paid-in capital	325,854	308,329
Retained earnings	723,062	660,382
Accumulated other comprehensive loss	(29,090)	(54,649)
Total stockholders’ equity	1,020,305	914,536
Total liabilities and stockholders’ equity	$2,453,093	$2,062,328

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share and per share data)

	2017	2016	2015
Total revenues	$1,117,838	$874,255	$720,815

Cost of revenues (1)	172,313	147,100	122,958
Gross profit	945,525	727,155	597,857
Operating expenses:
Sales and marketing (1)	330,296	206,871	159,009
Research, development and engineering (1)	46,004	38,046	34,329
General and administrative (1)	323,517	239,672	205,137
Total operating expenses	699,817	484,589	398,475
Income from operations	245,708	242,566	199,382
Interest expense, net	67,777	41,370	42,458
Other (income) expense, net	(22,035)	(10,243)	5
Income before income taxes	199,966	211,439	156,919
Income tax expense	60,541	59,000	23,283
Net income	$139,425	$152,439	$133,636

Net income per common share:
Basic	$2.89	$3.15	$2.76
Diluted	$2.83	$3.13	$2.73
Weighted average shares outstanding:
Basic	47,586,242	47,668,357	47,627,853
Diluted	48,669,027	47,963,226	48,087,760
Cash dividends paid per common share	$1.52	$1.36	$1.22

(1) Includes share-based compensation expense as follows:
Cost of revenues	$500	$436	$373
Sales and marketing	1,723	1,782	2,435
Research, development and engineering	1,182	904	863
General and administrative	19,332	10,528	8,122
Total	$22,737	$13,650	$11,793

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015

Net income	$139,425	$152,439	$133,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	25,559	(23,076)	(15,058)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of zero, $1,495 and ($4,556) for the years ended 2017, 2016 and 2015, respectively.	—	(2,449)	(6,939)
Other comprehensive income (loss), net of tax	25,559	(25,525)	(21,997)
Comprehensive income	$164,984	$126,914	$111,639

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$139,425	$152,439	$133,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162,041	122,091	93,213
Amortization of financing costs and discounts	11,952	9,818	9,105
Share-based compensation	22,737	13,650	11,793
Provision for doubtful accounts	13,159	13,169	6,872
Deferred income taxes, net	(21,432)	(13,779)	(17,083)
Loss on extinguishment of debt and related interest expense	7,962	—	—
Gain on sale of businesses	(27,681)	—	—
Changes in fair value of contingent consideration	2,300	4,850	16,200
Gain on available-for-sale investments	—	(7,716)	(549)
Decrease (increase) in:
Accounts receivable	(37,546)	(30,687)	(18,508)
Prepaid expenses and other current assets	4,001	(957)	1,461
Other assets	(2,712)	(497)	(3,881)
Increase (decrease) in:
Accounts payable and accrued expenses	(34,116)	6,363	8,757
Income taxes payable	14,888	25,409	3,578
Deferred revenue	941	(4,213)	(3,480)
Liability for uncertain tax positions	4,936	10,620	(5,718)
Other long-term liabilities	3,564	(18,173)	(6,335)
Net cash provided by operating activities	264,419	282,387	229,061
Cash flows from investing activities:
Maturity of investments	—	241,817	121,752
Purchases of investments	(4)	(80,918)	(135,894)
Purchases of property and equipment	(39,595)	(24,746)	(17,297)
Acquisition of businesses, net of cash received	(174,951)	(580,691)	(302,809)
Proceeds from sale of businesses, net of cash divested	58,300	—	—
Purchases of intangible assets	(2,240)	(4,321)	(1,455)
Net cash used in investing activities	(158,490)	(448,859)	(335,703)
Cash flows from financing activities:
Issuance of long-term debt, net	636,485	—	—
Repayment of debt	(255,000)	—	—
Proceeds from line of credit, net	44,981	178,710	—
Repayment of line of credit	(225,000)	—	—
Repurchase and retirement of common stock	(9,850)	(56,496)	(3,674)
Issuance of common stock under employee stock purchase plan	259	254	260
Exercise of stock options	1,108	3,570	4,958
Dividends paid	(73,469)	(65,835)	(58,826)
Deferred payments for acquisitions	(7,637)	(20,832)	(14,271)
Other	(54)	1,779	4,190
Net cash provided by (used in) financing activities	111,823	41,150	(67,363)
Effect of exchange rate changes on cash and cash equivalents	9,243	(6,258)	(4,128)
Net change in cash and cash equivalents	226,995	(131,580)	(178,133)
Cash and cash equivalents at beginning of year	123,950	255,530	433,663
Cash and cash equivalents at end of year	$350,945	$123,950	$255,530

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share amounts)

			Additional		Accumulated	Total
	Common stock		paid-in	Retained	other comprehensive	Stockholders’
	Shares	Amount	capital	earnings	income/(loss)	equity
Balance, January 1, 2015	47,409,514	$474	$273,304	$553,584	$(7,127)	$820,235
Net income	—	—	—	133,636	—	133,636
Other comprehensive income, net of tax benefit ($4,556)	—	—	—	—	(21,997)	(21,997)
Dividends	—	—	—	(58,826)	—	(58,826)
Exercise of stock options	221,221	2	4,956	—	—	4,958
Issuance of shares under Employee Stock Purchase Plan	4,020	—	260	—	—	260
Vested restricted stock	278,092	3	(3)	—	—	—
Repurchase and retirement of common stock	(53,904)	(1)	(1,955)	(1,718)	—	(3,674)
Exchange of Series B preferred stock	91,734	1	(1)	—	—	—
Share based compensation	—	—	11,017	113	—	11,130
Excess tax benefit on share based compensation	—	—	4,486	—	—	4,486
Balance, December 31, 2015	47,950,677	$479	$292,064	$626,789	$(29,124)	$890,208
Net income	—	—	—	152,439	—	152,439
Other comprehensive income, net of tax expense $1,495	—	—	—	—	(25,525)	(25,525)
Dividends	—	—	—	(65,835)	—	(65,835)
Exercise of stock options	142,870	1	3,569	—	—	3,570
Issuance of shares under Employee Stock Purchase Plan	3,918	—	254	—	—	254
Vested restricted stock	270,098	3	(3)	—	—	—
Repurchase and retirement of common stock	(1,015,584)	(10)	(3,344)	(53,142)	—	(56,496)
Exchange of Series B preferred stock	91,737	1	(1)	—	—	—
Share based compensation	—	—	13,519	131	—	13,650
Excess tax benefit on share based compensation	—	—	2,271	—	—	2,271
Balance, December 31, 2016	47,443,716	$474	$308,329	$660,382	$(54,649)	$914,536
Net income	—	—	—	139,425	—	139,425
Other comprehensive income, net of tax of zero	—	—	—	—	25,559	25,559
Dividends	—	—	—	(73,469)	—	(73,469)
Exercise of stock options	38,183	1	1,107	—	—	1,108
Issuance of shares under Employee Stock Purchase Plan	3,283	—	259	—	—	259
Vested restricted stock	397,781	4	(4)	—	—	—
Repurchase and retirement of common stock	(117,076)	(1)	(6,441)	(3,408)	—	(9,850)
Exchange of Series B preferred stock	88,623	1	(1)	—	—	—
Share based compensation	—	—	22,605	132	—	22,737
Balance, December 31, 2017	47,854,510	$479	$325,854	$723,062	$(29,090)	$1,020,305

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global” or the “Company”), is a leading provider of internet services. Through our Cloud Services segment, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services segment includes fax, voice, backup, security and email marketing products. Our Digital Media segment specializes in the technology, gaming, lifestyle and healthcare markets, offering content, tools and services to consumers and businesses.
2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of j2 Global and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On August 10, 2016, j2 Cloud Services, Inc., a Delaware corporation and subsidiary of the Company, converted into a Delaware limited liability company which continues as j2 Cloud Services, LLC.

On August 12, 2016, all of the equity interests in Ziff Davis, LLC, a Delaware limited liability company, and all of the equity interests in Advanced Messaging Technologies, Inc., a Delaware corporation, held by j2 Cloud Services, LLC, a Delaware limited liability company, were distributed to j2 Global, the parent company of j2 Cloud Services, LLC.

(b)	Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications, and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to valuation and impairment of marketable securities, valuation of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

(c)	Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. These reserves for the Company’s Cloud Services segment are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. These reserves for the Company’s Digital Media segment are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

(d)	Revenue Recognition

Cloud Services

The Company’s Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. In accordance with GAAP, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance and recognizes them in the period earned. Additionally, the Company defers and recognizes subscriber activation fees and related direct incremental costs over a subscriber’s estimated useful life.

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third party solutions, primarily through our email security and online backup lines of business.  These third party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs.  The Company determines whether reseller revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

The Company records revenue on a gross basis with respect to reseller revenue as the Company is the primary obligator in the arrangement, has latitude in determining pricing and bears all credit risk associated with our reseller program partners.

j2 Global’s Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license revenues are recognized when earned over the term of the license agreements. With regard to fully paid-up license arrangements, the Company recognizes as revenue in the period the license agreement is executed the portion of the payment attributable to past use of the intellectual property and amortizes the remaining portion of such payments on a straight-line basis, or pro-rata revenue basis, as appropriate over the life of the licensed patent(s). With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes as revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Cloud Services business also generates revenues by licensing certain technology to third parties. These licensing revenues are recognized when earned in accordance with the terms of the underlying agreement. Generally, revenue is recognized as the third party uses the licensed technology over the period.

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

As of December 31, 2017, the carrying value of cash and cash equivalents, long-term investments, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of long-term investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities, if available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

j2 Global currently holds an embedded derivative instrument related to contingent interest in connection with its 3.25% Convertible Notes issued on June 10, 2014. This embedded derivative instrument is carried at fair value with changes recorded to interest expense (see Note 6 - Fair Value Measurements).

(j)	Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2017, the Company’s cash and cash equivalents were maintained in accounts that are insured up to the limit determined by the applicable governmental agency. The Company’s deposits held in qualifying financial institutions in Ireland are fully insured through March 28, 2018 to the extent on deposit prior to March 28, 2013. With respect to the Company’s deposits with financial institutions in other jurisdictions, the insured amount held in other institutions is immaterial in comparison to the total amount of the Company’s cash and cash equivalents held by these institutions which is not insured. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, France, Germany, Italy, Japan, New Zealand and the Netherlands.

(k)	Foreign Currency

Some of j2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Net translation gain/(loss) was $25.6 million, $(23.1) million and $(15.1) million for the years ended December 31, 2017, 2016 and 2015, respectively. Realized gains and losses from foreign currency transactions are recognized within other (income) expense, net. Foreign exchange losses amounted to $5.8 million, $0.7 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(m)	Impairment or Disposal of Long-Lived Assets

j2 Global accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2017, 2016 or 2015.

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer is classified as held for sale.

(n)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, j2 Global performs the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2017 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2017 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. j2 Global concluded that there were no impairments in 2017, 2016 and 2015.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. j2 Global recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its consolidated statements of income.

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

(r)	Earnings Per Common Share (“EPS”)

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

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates as two segments: (1) Cloud Services and (2) Digital Media.

(u)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 was $143.3 million, $96.8 million and $63.5 million, respectively.

(v)	Sales Taxes

The Company may collect sales taxes from certain customers which are remitted to governmental authorities as required and are excluded from revenues.

(w)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This ASU is related to reporting revenue gross versus net, or principal versus agent considerations. This ASU is meant to clarify the guidance in ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principle of the guidance in Topic 606. Instead, the amendments provide clarifying guidance in a few narrow areas and add some practical expedients. In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU represent changes to clarify the Codification or to correct unintended application of guidance. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. This ASU is effective January 1, 2018 and the Company is using the modified retrospective method and will present the cumulative effect of applying the standard to all contracts not completed as of the adoption date. The Company has (i) finalized its review of customer contracts for its business segments and assessed the impact of the standard on these contracts; (ii) trained internal stakeholders on the changes to revenue recognition policies; and (iii) assessed the need for appropriate changes to the Company’s business processes and controls to support revenue recognition and disclosures under the new standard. The Company has concluded that the primary change to its revenue recognition for its customer contracts upon adopting ASC 606 is related to the timing of when revenue is recognized. While revenue from certain contracts will continue to be recognized at a point in time, revenue from other contracts is required to be recognized over time. The Company expects changes in the revenue recognition for licensing and patents and has finalized its detailed assessment of customer contracts, including the specific dollar impact of any changes in recognition that will occur on the Company’s consolidated financial statements upon adoption. While the Company will provide expanded disclosures as a result of the adoption of this ASU, the Company does not expect there to be a material impact to the consolidated financial statements as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. After adoption, investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this ASU on our financial statements. The Company currently has both capital and operating leases, both domestically and internationally, with varying expiration dates through 2025 in the aggregate amount of $86.1 million for the period ended December 31, 2017.

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

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $2.3 million for the period ended December 31, 2017, were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the period ended December 31, 2017, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

    The standard also requires that the excess tax benefits from share based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities of $2.3 million for the period ended December 31, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how transactions are classified in the statement of cash flows. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on a retrospective basis in 2017 and has determined that there is no material impact on our financial statements.

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

In November 2016, the FASB issued 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force. The amendments in this ASU require restricted cash and restricted cash equivalents to be classified in the statement of cash flows as cash and cash equivalents. The guidance will be applied on a retrospective basis beginning with the earliest period presented. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance on a retrospective basis in 2017 and has determined that there is no material impact on our financial statements.

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

In February 2018, the FASB issued 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. federal tax legislation, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

In February 2018, the FASB issued 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU clarify certain aspects of the guidance issued in ASU 2016-01, Financial Instruments - Overall. As is consistent with other clarifying standards, the amendments are not expected to have a significant effect on the current accounting practice. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods beginning after June 15, 2018. Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is permitted and should be adopted in conjunction with ASU 2016-01. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2017 presentation.

3.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the year ended December 31, 2017, paying the purchase price in cash in each transaction: (a) an asset purchase of sFax, acquired on March 31, 2017, an Austin-based provider of mobile cloud faxing for health care; (b) a share purchase of the entire issued capital of WeCloud AB, acquired on June 12, 2017, a Swedish-based provider of cloud-based internet security services; (c) an asset purchase of MyPhoneFax.com, acquired on June 30, 2017, a provider of online fax services; (d) an asset purchase of EZ Publishing (dba “StreamSend”), acquired on August 22, 2017, a provider of email marketing solutions; (e) a share purchase of all the issued capital of Humble Bundle Inc., acquired on October 13, 2017, a digital storefront for video games based in California; (f) an asset purchase of blackfriday.com, acquired on November 7, 2017, an online solution that markets popular Black Friday ads that are centrally located connecting shoppers with retailers; (g) a share purchase of all the issued capital of OnTargetJobs, Inc., acquired on December 4, 2017, a provider of online recruitment solutions for job seekers and employers in North America; (h) a share purchase of all the issued capital of Mashable Inc., acquired on December 5, 2017, a global, multi-platform media and entertainment company providing tech, digital culture and entertainment content around the globe; and (i) other immaterial acquisitions of online data backup, email marketing and email security businesses.

The consolidated statement of income since the date of each acquisition and balance sheet as of December 31, 2017, reflect the results of operations of all 2017 acquisitions. For the year ended December 31, 2017, these acquisitions contributed $34.7 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $203.9 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2017 acquisitions (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$14,130
Other assets	10,243
Property and equipment	6,411
Deferred tax asset	405
Trade names	20,610
Trademarks	1,373
Customer relationships	61,307
Other intangibles	36,998
Goodwill	121,827
Accounts payables and accrued expenses	(27,995)
Deferred revenue	(11,853)
Deferred tax liability	(29,534)
Total	$203,922

During 2017, the purchase price accounting has been finalized for the following acquisitions: (i) Fonebox; (ii) Everyday Health Inc.; (iii) sFax; (iv) MyPhoneFax.com; (v) StreamSend; and (vi) other immaterial fax, online data backup, email security and email marketing businesses. The initial accounting for all other 2017 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2017, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Cloud Services segment which resulted in a net decrease in goodwill of $(0.8) million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net decrease in goodwill of $(4.7) million (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Income for the year ended December 31, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2017 is $121.8 million, of which $34.7 million is expected to be deductible for income tax purposes.

2016
The Company completed the following acquisitions during the year ended December 31, 2016, paying the purchase price in cash for each transaction: (a) an asset purchase of VaultLogix, acquired on February 17, 2016, a Massachusetts-based provider of cloud data backup and storage for business clients; (b) a share purchase of the entire issued capital of Callstream Group Limited, acquired on March 3, 2016, a provider of cloud-based call management solutions to markets in the United Kingdom; (c) an asset purchase of Publicaster, acquired on April 1, 2016, a Maryland-based provider of email marketing services; (d) an asset purchase of SMTP, acquired on June 27, 2016, a Florida-based provider of cloud email services offering solutions ranging from sophisticated transactional email solutions to cost-effective Simple Mail Transfer Protocol (“SMTP”) relay services; (e) a share purchase of the entire issued capital of Integrated Global Concepts, Inc. (“IGC”), acquired on July 12, 2016, a Chicago-based provider of fax and voicemail services; (f) a share purchase of the entire issued capital of Front-safe A/S, acquired on July 15, 2016, a Denmark-based provider of cloud backup solutions; (g) an asset purchase of Fonebox Australia, acquired on October 18, 2016, an Australia-based provider of voice, call routing and virtual receptionist business; (h) a share purchase of all the outstanding shares of common stock of Everyday Health Inc. (“Everyday Health”), acquired on December 5, 2016, a New York-based provider of digital health and wellness solutions; and (i) other immaterial acquisitions of online data backup, email marketing, email security and digital media businesses.

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

During the year ended December 31, 2016, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting in the Cloud Services segment which resulted in a net increase in goodwill in the amount of $0.8 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media segment, which resulted in a net decrease in goodwill in the amount of $(5.0) million with a corresponding increase in trade names, net and other purchased intangibles, net (see Note 8 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the Consolidated Statement of Income for the year ended December 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2016 is $333.2 million, of which $102.4 million is expected to be deductible for income tax purposes.

IGC
The Company acquired the entire issued capital of IGC on July 12, 2016 for a cash purchase price of approximately $6.3 million (excluding amounts allocated to the Company’s purchase of its common stock described below), net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

At the date of acquisition, IGC held 935,231 of the Company’s common stock which the Company determined should be treated as a separate transaction from the acquired fax and voicemail businesses. In order to determine the amount of purchase consideration allocable to the fax and voicemail business and the Company’s common stock, the Company used a relative fair value approach and concluded that the amounts of consideration allocable to the fax and voicemail business and the Company’s common stock were $6.3 million and $51.5 million, respectively. See Note 12 - Stockholders’ Equity for further discussion regarding the Company’s common stock acquired in connection with the IGC business combination.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with the Everyday Health acquisition during the year ended December 31, 2016 is $264.0 million, of which $65.4 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2016 acquisitions as if each acquisition had occurred on January 1, 2015 (in thousands, except per share amounts):

	Year ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$1,102,510	$1,009,169
Net income	$108,822	$111,817
EPS - Basic	$2.25	$2.31
EPS - Diluted	$2.24	$2.29

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2015 is $172.6 million, of which $143.3 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2015 acquisitions as if each acquisition had occurred on January 1, 2014 (in thousands, except per share amounts):

	Year ended
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)
Revenues	$823,904	$744,388
Net income	$159,408	$126,196
EPS - Basic	$3.29	$2.64
EPS - Diluted	$3.26	$2.62

4.	Investments

Investments consist of certificates of deposits and equity securities.

The Company’s equity investments were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) which occurred on October 5, 2017 and are without readily determinable fair values because these securities are privately held, not traded on any public exchanges and is not an investment in any mutual fund or similar type investment. As a result, the Company has determined that these investments should be accounted for using the cost method of accounting in accordance with FASB ASC Topic 325, Investments - Other (see Note 5 - Assets Held for Sale).

The following table summarizes the Company’s investments (in thousands):

	December 31, 2017	December 31, 2016
Certificates of deposit	$—	$60
Equity securities	57,722	—
Total	$57,722	$60

For the years ended December 31, 2017, 2016 and 2015, the Company recorded realized gains from the sale of investments of approximately zero, $7.7 million and $0.5 million, respectively.

During the years ended December 31, 2017, 2016 and 2015, we did not recognize any other-than-temporary impairment losses.

5.	Assets Held for Sale

During the second quarter 2017, the Company committed to a plan to sell Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media segment, as it was determined to be a non-core asset. On July 12, 2017, in a cash transaction, the Company sold Cambridge for a loss of $0.9 million which was recorded in other (income) expense, net.

During the third quarter 2017, the Company committed to a plan to sell j2 Australia Hosting Pty Ltd (dba “Web24”), a subsidiary within the Cloud Services segment, as it was determined to be a non-core asset. On September 1, 2017, in a cash transaction, the Company sold Web24 for a gain of $1.6 million which was recorded in other (income) expense, net.

During the third quarter 2017, the Company committed to a plan to sell Tea Leaves, a subsidiary within the Digital Media segment, as it was determined to be a non-core asset. On October 5, 2017, in a transaction consisting of a combination of cash and various equity securities, the Company sold Tea Leaves for a gain of $27.0 million which was recorded in other (income) expense, net.

6.	Fair Value Measurements

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

The fair value of the Convertible Notes (see Note 9 - Long-Term Debt) is determined using recent quoted market prices or dealer quotes for such securities, which are Level 1 inputs. The fair value of our senior notes (8.0% senior unsecured notes at December 31, 2016 and 6.0% senior unsecured notes at December 31, 2017) (see Note 9 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt was $1.2 billion and $792.2 million, at December 31, 2017 and December 31, 2016, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense (see Note 9 - Long Term Debt). This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization (“EBITDA”) thresholds being reached. Such valuation approach included a Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$453	$—	$—	$453
Total assets measured at fair value	$453	$—	$—	$453

Liabilities:
Contingent consideration	$—	$—	$20,477	$20,477
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$20,477	$21,245

December 31, 2016	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$7,737	$—	$—	$7,737
Certificates of Deposit	—	60	—	60
Total assets measured at fair value	$7,737	$60	$—	$7,797

Liabilities:
Contingent consideration	$—	$—	$17,450	$17,450
Contingent interest derivative	—	958	—	958
Total liabilities measured at fair value	$—	$958	$17,450	$18,408

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the years ended December 31, 2017 and 2016, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2016	$1,450
Total fair value adjustments reported in earnings	(492)	Interest expense, net
Balance as of December 31, 2016	$958
Total fair value adjustments reported in earnings	(190)	Interest expense, net
Balance as of December 31, 2017	$768

The following tables presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2016	$30,600
Total fair value adjustments reported in earnings	4,850	General and administrative
Contingent consideration payments	(18,000)	Not Applicable
Balance as of December 31, 2016	$17,450
Contingent consideration	17,577
Total fair value adjustments reported in earnings	2,300	General and administrative
Contingent consideration payments	(16,850)	Not Applicable
Balance as of December 31, 2017	$20,477

In connection with the acquisition of Ookla on December 1, 2014, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $17.0 million at December 31, 2016. Due to the Company achieving certain earnings targets for the year ended December 31, 2016, $20.0 million ($16.9 million of contingent consideration and $3.1 million of compensation) was paid during the second quarter of 2017. There are no further payments pending.

In connection with the acquisition of Salesify on September 17, 2015, contingent consideration of up to an aggregate of $17.0 million may be payable upon achieving certain future income thresholds and had a fair value of zero and $0.6 million at December 31, 2017 and 2016, respectively.

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $19.7 million at December 31, 2017 which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2017.

In connection with the acquisition of blackfriday.com on November 7, 2017, contingent consideration of up to an aggregate of $1.5 million may be payable upon achieving certain future income thresholds and had a fair value of $0.8 million at December 31, 2017 which was recorded as an other long-term liability on the consolidated balance sheet at December 31, 2017.

During the year ended December 31, 2017, the Company recorded a net increase in the fair value of the contingent consideration of $2.3 million and reported such increase in general and administrative expenses.

7.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Computers and related equipment	$215,631	$173,103
Furniture and equipment	2,035	1,928
Leasehold improvements	16,163	12,929
	233,829	187,960
Less: Accumulated depreciation and amortization	(154,056)	(119,866)
Total property and equipment, net	$79,773	$68,094

Depreciation and amortization expense was $33.0 million, $26.8 million and $19.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Total disposals of long-lived assets for the years ended December 31, 2017, 2016 and 2015 was $4.0 million, zero and zero, respectively. The disposals during 2017 were primarily related to the sale of Cambridge, Web24, and Tea Leaves (see Note 5 - Assets Held for Sale).

8.	Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2016	$502,718	$304,943	$807,661
Goodwill acquired (Note 3)	69,202	263,988	333,190
Purchase Accounting Adjustments (4)	816	(4,957)	(4,141)
Foreign exchange translation	(13,584)	(316)	(13,900)
Balance as of December 31, 2016	$559,152	$563,658	$1,122,810
Goodwill acquired (Note 3)	34,035	87,792	121,827
Goodwill written off related to sale of a business unit (1)(2)(3)	(3,614)	(54,127)	(57,741)
Purchase accounting adjustments (4)	(766)	(4,667)	(5,433)
Foreign exchange translation	14,946	202	15,148
Balance as of December 31, 2017	$603,753	$592,858	$1,196,611
(1) On July 12, 2017, in a cash transaction, the Company sold Cambridge which resulted in $17.8 million of goodwill being written off in connection with this sale (see Note 5 - Assets Held for Sale).
(2) On September 1, 2017, in a cash transaction, the Company sold Web24 which resulted in $3.6 million of goodwill being written off in connection with this sale (see Note 5 - Assets Held for Sale).
(3) On October 5, 2017, in a cash and equity transaction, the Company sold Tea Leaves, which resulted in $36.3 million of goodwill being written off in connection with this sale (see Note 5 - Assets Held for Sale).
(4) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 3 - Business Acquisitions).

Intangible assets are summarized as of December 31, 2017 and 2016 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2017	2016
Trade names	$27,379	$27,379
Other	5,432	5,432
Total	$32,811	$32,811

Intangible Assets Subject to Amortization:

As of December 31, 2017, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.2 years	$147,997	$51,429	$96,568
Patent and patent licenses	6.6 years	67,724	56,853	10,871
Customer relationships (1)	8.9 years	447,070	253,464	193,606
Other purchased intangibles	4.8 years	218,628	66,733	151,895
Total		$881,419	$428,479	$452,940

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

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

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

During the year ended December 31, 2016, the Company acquired Everyday Health. The identified intangible assets recognized as part of the acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	December 31, 2016
	Weighted-Average Amortization Period	Fair Value
Trademarks	5.2 years	$70,300
Customer relationships	10.1 years	45,500
Other purchased intangibles	1.7 years	88,267
Total		$204,067

During the year ended December 31, 2016, the Company completed 21 other acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	December 31, 2016
	Weighted-Average Amortization Period	Fair Value
Trade names	6.3 years	$5,866
Customer relationships	7.5 years	39,982
Other purchased intangibles	3.3 years	2,997
Total		$48,845

Expected amortization expenses for intangible assets subject to amortization at December 31, 2017 are as follows (in thousands):

Fiscal Year:
2018	$122,294
2019	103,172
2020	54,315
2021	35,280
2022	30,231
Thereafter	107,648
Total expected amortization expense	$452,940

Amortization expense was $129.0 million, $95.3 million and $74.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. j2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of December 31, 2017. The proceeds were used to redeem all of j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility, with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

The 6.0% Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The 6.0% Senior Notes mature on July 15, 2025, and are senior unsecured obligations of the Issuers which are guaranteed on an unsecured basis by certain subsidiaries of j2 Cloud (as defined in the Indenture, dated June 27, 2017 (the “Indenture”)). If j2 Cloud or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an insignificant subsidiary (as defined in the Indenture), after the issue date, or any insignificant subsidiary ceases to fit within the definition of insignificant subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Issuers’ obligations under the 6.0% Senior Notes.

The Issuers may redeem some or all of the 6.0% Senior Notes at any time on or after July 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date. Before July 15, 2020, in connection with certain equity offerings, the Issuers also may redeem up to 35% of the 6.0% Senior Notes at a price equal to 106.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date. In addition, at any time prior to July 15, 2020, the Issuers may redeem some or all of the 6.0% Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the indenture. Payments, specifically dividend payments, are restricted only if j2 Cloud and its subsidiaries designated as restricted subsidiaries have a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of December 31, 2017, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The Company is in compliance with its debt covenants as of December 31, 2017.

As of December 31, 2017, the estimated fair value of the 6.0% Senior Notes was approximately $684.1 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of December 31, 2017, the conversion rate is 14.5899 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.54 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of December 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 3.5 years.

The Convertible Notes are carried at face value less any unamortized debt discount. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2017 and 2016, the estimated fair value of the Convertible Notes was approximately $504.5 million and $516.8 million, respectively.

As of December 31, 2017 and 2016, the if-converted value of our Convertible Notes exceeded the principal amount of $402.5 million by $38.1 million and $75.2 million, respectively.

The following table provides additional information related to our Convertible Notes (in thousands):

	2017	2016
Additional paid-in capital	$37,700	$37,700

Principal amount of Convertible Notes	$402,500	$402,500
Unamortized discount of the liability component	32,189	40,356
Carrying amount of debt issuance costs	5,667	7,002
Net carrying amount of Convertible Notes	$364,644	$355,142

The following table provides the components of interest expense related to our Convertible Notes (in thousands):

	2017	2016	2015
Cash interest expense (coupon interest expense)	$13,081	$13,081	$13,081
Non-cash amortization of discount on Convertible Notes	8,167	7,707	7,274
Amortization of debt issuance costs	1,335	1,217	1,109
Total interest expense related to Convertible Notes	$22,583	$22,005	$21,464

The Company has recorded additional interest expense associated with the contingent interest feature of the Convertible Notes for the years ended December 31, 2017, 2016, and 2015 of $(0.2) million, $(0.5) million, and $0.7 million, respectively (see Note 6 - Fair Value Measurements).

Long-term debt as of December 31, 2017 and 2016 consists of the following (in thousands):

	2017	2016
Senior Notes:
6.0% Senior Notes	$650,000	$—
8.0% Senior Notes	—	250,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(42,902)	(42,997)
Deferred issuance costs	(7,654)	(7,757)
Total long-term debt	$1,001,944	$601,746
Less: Current portion	—	—
Total long-term debt, less current portion	$1,001,944	$601,746

At December 31, 2017, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2018	$—
2019	—
2020	—
2021	402,500
2022	—
Thereafter	650,000
$1,052,500

Interest expense was $59.2 million, $42.7 million and $43.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

10.	Commitments and Contingencies

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner® service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed. A judicial pre-trial has been set for July 27, 2018.

On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. On May 18, 2017, the Appellate Board decided in favor of the Commonwealth of Massachusetts and the Company paid and expensed the tax assessment. The j2 Global affiliate has requested the findings of fact and conclusions of law from the Appellate Board.

On October 16, 2013, a j2 Global affiliate entered an appearance as a plaintiff in a multi-district litigation pending in the Northern District of Illinois (No. 1:12-cv-06286). In this litigation, Unified Messaging Solutions, LLC (“UMS”), a company with rights to assert certain patents owned by the j2 Global affiliate, has asserted five j2 Global patents against a number of defendants. While claims against some defendants have been settled, other defendants have filed counterclaims for, among other things, non-infringement, unenforceability, and invalidity of the patents-in-suit. On December 20, 2013, the Northern District of Illinois issued a claim construction opinion and, on June 13, 2014, entered a final judgment of non-infringement for the remaining defendants based on that claim construction. UMS and the j2 Global affiliate filed a notice of appeal to the Federal Circuit on June 27, 2014 (No. 14-1611). On December 8, 2017, the Federal Circuit affirmed the decision of the lower court.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On April 17, 2017, Davis Neurology filed a notice of appeal. On June 20, 2017, Davis Neurology filed its appeal brief. On August 4, 2017 j2 Global affiliates filed a response brief. On August 21, 2017, Davis Neurology filed a reply brief. Oral argument was held January 11, 2018. j2 Global affiliates submitted a supplemental letter brief on January 31, 2018. Davis Neurology submitted a supplemental letter brief on February 15, 2018. The appeal is pending.

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

Credit Agreement

On December 5, 2016, j2 Global entered into a Credit Agreement (the Credit Agreement) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the Lenders). Pursuant to the Credit Agreement, the Lenders provided j2 Global with a credit facility of $225.0 million (the Credit Facility). On June 27, 2017, the Company paid off the entire line of credit of $225.0 million, in addition to interest and miscellaneous fees of $0.5 million and terminated the Credit Agreement.

Operating Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2025. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments at December 31, 2017 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2018	$18,589
2019	17,325
2020	13,721
2021	12,049
2022	11,199
Thereafter	13,258
Total minimum lease payments	$86,141

Rental expense for the years ended December 31, 2017, 2016 and 2015 was $15.3 million, $10.6 million and $9.0 million, respectively.

Sublease

Total sublease income for the years ended December 31, 2017, 2016 and 2015 was $0.7 million and $0.6 million and $0.5 million, respectively. Total estimated aggregate sublease income to be received in the future is $9.0 million.

Non-Income Related Taxes

As a provider of cloud services for business, the Company does not provide telecommunications services. Thus, it believes that its business and its users (by using our services) are generally not subject to various telecommunication taxes. However, several state taxing authorities have challenged this belief and have and may continue to audit and assess our business and operations with respect to telecommunications and other sales taxes. In addition, the application of other indirect taxes (such as sales and use tax, business tax and gross receipt tax) to e-commerce businesses such as j2 Global and our users is a complex and evolving issue.   The application of existing, new or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

The Company is currently under audit for indirect taxes in several states and municipalities. On March 3, 2017, the New York State Department of Taxation and Finance issued a notice of assessment for sales and use tax for the period of March 1, 2009 through February 28, 2014. We have reached a settlement with the Department which has expanded the period up to November 30, 2017. We have accrued $2.80 million as of December 31, 2017. On February 18, 2018, we paid $2.77 million to New York in settlement. On August 24, 2016, the Office of Finance for the City of Los Angeles notified us that they would commence an audit of business and communications taxes for the period of January 1, 2013 through December 31, 2016, which has concluded with no material impact. For other jurisdictions, we currently have no reserves established for these matters, as we have determined that the liability is not probable and estimable. However, it is reasonably possible that such a liability could be incurred, which would result in additional expense, which could materially impact our financial results.

11.	Income Taxes

Income tax expense amounted to $60.5 million, $59.0 million and $23.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rates for 2017, 2016 and 2015 were 30.3%, 27.9% and 14.8%, respectively.

The Company has not completed its accounting for the income tax effects of the 2017 Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act.

The Company’s accounting for the following elements of the 2017 Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

Revaluation of deferred tax assets and liabilities: The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the 2017 Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a provisional decrease to net deferred tax liabilities of $33.3 million with a corresponding decrease to deferred tax expense. The Company is still completing its calculation of the impact of these changes on its deferred tax balances.

Transition tax on unrepatriated foreign earnings: The transition tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the transition tax and has recorded a provisional transition tax expense of $49.2 million. The Company is continuing to gather additional information to more precisely compute the amount of the transition tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid.

Valuation allowances: The Company must assess whether its valuation allowance analyses for deferred tax assets are affected by various aspects of the 2017 Tax Act (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the 2017 Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. Prior to 2017, the Company had recorded valuation allowances for certain tax attributes that the Company estimated were not more likely than not to be utilized prior to their expiration. Based on a preliminary review of its 2017 and future taxable income, the Company has recorded a provisional release of valuation allowance in the amount of $11.9 million with a corresponding deferred tax benefit.

The Company’s accounting for the following elements of the 2017 Tax Act is incomplete, and it has not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

Global intangible low taxed income (“GILTI”): The 2017 Tax Act creates a new requirement that certain income (i.e. GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the 2017 Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

Indefinite reinvestment assertion: Beginning in 2018, the 2017 Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. While the Company has accrued the transition tax on the deemed repatriated earnings that were previously indefinitely reinvested, the Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company has not included a provisional amount for this item in its financial statements for fiscal 2017. The Company will record amounts as needed for this item beginning in the first reporting period during the measurement period in which the Company obtains necessary information and is able to analyze and prepare a reasonable estimate.

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$55,804	$46,293	$21,745
State	3,265	3,874	1,805
Foreign	22,904	22,612	16,816
Total current	81,973	72,779	40,366

Deferred:
Federal	(15,682)	(6,822)	(8,581)
State	962	(330)	(3,462)
Foreign	(6,712)	(6,627)	(5,040)
Total deferred	(21,432)	(13,779)	(17,083)
Total provision	$60,541	$59,000	$23,283

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory tax rate	35%	35%	35%
State income taxes, net	0.8	1.1	0.3
Foreign rate differential	(16.1)	(14.6)	(15.8)
Foreign income inclusion	7.2	9.4	5.4
Foreign tax credit	(6.2)	(5.5)	(6.1)
Reserve for uncertain tax positions	3.9	4.7	(3.3)
Valuation allowance	(0.9)	(1.0)	1.8
IRC Section 199 deductions	(1.6)	(1.1)	(1.2)
The 2017 Tax Act - provisional transition tax	24.6	—	—
The 2017 Tax Act - tax rate impact on deferred taxes	(16.1)	—	—
Other	(0.3)	(0.1)	(1.3)
Effective tax rates	30.3%	27.9%	14.8%

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

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$29,317	$59,806
Tax credit carryforwards	2,645	16,281
Accrued expenses	3,165	14,759
Allowance for bad debt	1,570	2,624
Share-based compensation expense	6,476	5,631
Basis difference in fixed assets	1,881	2,195
Impairment of investments	48	74
Deferred revenue	728	2,361
State taxes	1,777	1,758
Other	14,165	9,227
	61,772	114,716
Less: valuation allowance	(197)	(12,028)
Total deferred tax assets	$61,575	$102,688

Deferred tax liabilities:
Basis difference in intangible assets	$(70,252)	$(98,830)
Prepaid insurance	(616)	(246)
Convertible debt	(27,504)	(36,592)
Other	(1,467)	(2,088)
Total deferred tax liabilities	(99,839)	(137,756)
Net deferred tax liabilities	$(38,264)	$(35,068)

The Company had approximately $61.6 million and $102.7 million in deferred tax assets as of December 31, 2017 and 2016, respectively, related primarily to net operating loss carryforwards, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2017, the Company had federal net operating loss carryforwards (“NOLs”) of $102.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036. The $102.2 million NOL carryforward amount includes $89.1 million acquired pursuant to the Everyday Health transaction.

As of December 31, 2017 and 2016, the Company has foreign tax credits of zero and $11.9 million, respectively. The Company has provided a valuation allowance on the foreign tax credits of zero and $11.9 million, respectively, as the weight of available evidence does not support full utilization of these credits. The foreign tax credits were fully utilized in 2017 as a result of the transition tax on repatriated foreign earnings. If these tax credits were not fully utilized, the foreign tax credits would have expired in the year 2025. In addition, as of December 31, 2017 and 2016, the Company had state research and development tax credits of $2.3 million and $3.5 million, respectively, which last indefinitely.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $6.0 million and zero at December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the total amount of unrecognized tax benefits was $45.0 million, of which $39.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2016, the total amount of unrecognized tax benefits was $41.2 million, of which $37.0 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2015, the total amount of unrecognized tax benefits was $32.5 million, of which $29.8 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2017, 2016 and 2015, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$41,218	$32,536	$34,635
Increases related to tax positions during a prior year	—	2,082	10,361
Decreases related to tax positions taken during a prior year	(401)	—	(17,107)
Increases related to tax positions taken in the current year	7,223	6,703	8,841
Settlements	(2,639)	—	(4,194)
Decreases related to expiration of statute of limitations	(389)	(103)	—
Ending balance	$45,012	$41,218	$32,536

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2017, 2016 and 2015, the total amount of interest and penalties accrued was $7.2 million, $5.3 million and $3.4 million, respectively, which is classified as non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty (benefit) expense in 2017, 2016 and 2015 of $2.1 million, $1.9 million and $(1.4) million, respectively.

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

Income before income taxes included income from domestic operations of $61.9 million, $84.8 million and $61.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and income from foreign operations of $138.1 million, $126.6 million and $95.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Tax Audits:

In November 2015, the U.S. Internal Revenue Service (“IRS”) began an income tax audit of the Company’s 2012 and 2013 tax years. In March 2016, the IRS expanded its income tax audit to include the Company’s 2014 tax year. Additionally, the Company was notified on March 22, 2017 that the IRS will be auditing Everyday Health’s 2014 tax year. In December 2017, the Company was notified by the IRS that the 2014 audit of Everyday Health will be concluded with no changes.

The Company is under audit by the California Franchise Tax Board (“FTB”) for tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years.

The Company is under income tax audit by the New York State Department of Taxation and Finance (“NYS”) for tax years 2011 through 2013. In March 2017, NYS expanded its income tax audit to include the Company’s 2014 tax year.

In September 2017, the Massachusetts Department of Revenue notified the Company that it will commence an audit of income tax for tax years 2014 and 2015. In addition, the Georgia Department of Revenue notified the Company that it will commence an audit of income tax for tax years 2014 through 2016.

The Company is currently under audit by the French tax authorities for tax years 2011 to 2016. The audit is in the preliminary fact gathering stage.

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

Preferred Stock Exchange

In November 2014, the Company provided holders of the Company’s Series A Preferred Stock (“j2 Series A Stock”) and the Company’s Series B Preferred Stock (“j2 Series B Stock”) an exchange right in which shares may be exchanged for j2 common stock. The exchange right associated with the shares of j2 Series A Stock provided that such shares were immediately exercisable at an exchange ratio of 20.4319 shares of j2 common stock per share of j2 Series A Stock (the “Series A Exchange Ratio”). Both holders of the j2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of j2 common stock. The exchange right associated with the vested shares of the j2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of j2 common stock per share of j2 Series B Stock (the “Series B Exchange Ratio”). Holders of vested j2 Series B Stock exercised this exchange right which resulted in the issuance of 88,623 and 91,737 shares of j2 common stock during fiscal years 2017 and 2016, respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the j2 Series A Stock, the Company recorded the difference between the carrying value of the Series A and the fair value of the j2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with j2 Series B Stock, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of $1.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. The remaining amount of unrecognized incremental fair value will be recognized over the remaining service period.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019 (see Note 20 - Subsequent Events). On February 15, 2012, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. No shares were repurchased under the share repurchase program for the years ended December 31, 2017 and 2016. Cumulatively at December 31, 2017, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

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

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2017, the Company purchased 117,076 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2017 and 2016:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2016	$0.3250	February 23, 2016	March 10, 2016
May 5, 2016	$0.3350	May 18, 2016	June 2, 2016
August 2, 2016	$0.3450	August 17, 2016	September 1, 2016
November 1, 2016	$0.3550	November 18, 2016	December 5, 2016
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017

On February 2, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018 (see Note 20 - Subsequent Events). Future dividends will be subject to Board approval.

13.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan, the 2015 Stock Plan and the 2001 Employee Stock Purchase Plan. Each plan is described below.

(a)	The 2007 Stock Option Plan and the 2015 Stock Option Plan

In October 2007, j2 Global’s Board of Directors adopted the j2 Global, Inc. 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. The number of authorized shares of common stock that may be used for 2007 Plan purposes is 4,500,000. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. The 2007 Plan terminated on February 14, 2017.

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

At December 31, 2017, 2016 and 2015, options to purchase 361,875, 353,258 and 457,792 shares of common stock were exercisable under and outside of the 2015 Plan and the 2007 Plan combined, at weighted average exercise prices of $29.92, $26.10 and $24.78, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	725,649	$24.29
Granted	62,000	67.35
Exercised	(221,221)	22.41
Canceled	—	—
Options outstanding at December 31, 2015	566,428	$29.74
Granted	—	—
Exercised	(142,870)	26.04
Canceled	(9,700)	26.92
Options outstanding at December 31, 2016	413,858	$31.09
Granted	—	—
Exercised	(38,183)	29.03
Canceled	—	—
Options outstanding at December 31, 2017	375,675	$31.30	2.5	$16,429,727
Exercisable at December 31, 2017	361,875	$29.92	2.3	$16,323,743
Vested and expected to vest at December 31, 2017	373,168	$31.05	2.4	$16,410,477

For the years ended December 31, 2017, 2016 and 2015, j2 Global granted zero, zero and 62,000 options, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2015 was $15.22. There were no stock options granted during the years 2017 and 2016.

The total intrinsic values of options exercised during the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $5.6 million and $10.5 million, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.6 million and $0.7 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015 was $1.1 million, $3.6 million and $5.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.7 million, $1.9 million and $3.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2017:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2017	Weighted Average Exercise Price
$17.19	22,000	1.18 years	$17.19	22,000	$17.19
20.91	45,558	0.34 years	20.91	45,558	20.91
21.67	50,040	1.35 years	21.67	50,040	21.67
22.92	84,092	2.35 years	22.92	84,092	22.92
24.61 - 25.93	14,500	4.02 years	25.13	14,500	25.13
27.60	700	3.08 years	27.60	700	27.60
29.34	75,585	3.36 years	29.34	75,585	29.34
29.53	13,700	4.17 years	29.53	13,700	29.53
31.07	7,500	3.82 years	31.07	7,500	31.07
67.35	62,000	3.51 years	67.35	48,200	67.35
$17.19 - $67.35	375,675	2.46 years	$31.30	361,875	$29.92

As discussed in Note 12, “Stockholders’ Equity”, the Company provided holders of j2 Series B Stock an exchange right in which j2 Series B Stock may be exchanged for j2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2017, there were 3,450,474 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan, and no additional shares are available for grant under or outside of the 2007 Plan.

The Company recognized $0.4 million, $0.4 million and $0.7 million of compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $0.2 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan and the 2007 Plan. That expense is expected to be recognized ratably over a weighted average period of 2.35 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 14.3%, 12.7% and 14.1% as of December 31, 2017, 2016 and 2015, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	—%	—%	1.6%
Expected term (in years)	0.0	0.0	5.2
Dividend yield	—%	—%	1.8%
Expected volatility	—%	—%	28.1%
Weighted average volatility	—%	—%	28.1%

Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the the 2007 Plan and the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company’s Board of Directors and five years for senior staff. The Company granted 300,330, 317,914 and 252,940 shares of restricted stock and restricted units during the years ended December 31, 2017, 2016 and 2015, respectively, and recognized $22.2 million, $13.2 million and $11.0 million, respectively of related compensation expense. As of December 31, 2017, the Company had unrecognized share-based compensation cost of $36.6 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.9 years for awards and 3.3 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $15.1 million, $8.0 million and $6.4 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $2.3 million, $3.5 million and $3.8 million, respectively, for the years ended December 31, 2017, 2016 and 2015. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million during the year due to this vesting acceleration.

In connection with Nehemia Zucker’s resignation as Chief Executive Officer effective as of December 31, 2017, all of his outstanding and unvested stock options and time-based restricted shares, along with the tranche of performance-vesting restricted shares that was then next scheduled to vest, vested in full on December 29, 2017. As a result, the Company has accelerated the recognition of share-based compensation expense associated with these awards which impacted the fourth quarter by approximately $5.1 million.

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days) for 2016 and 2017, respectively. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the year ended December 31, 2017 and 2016, the Company awarded 85,825 and 106,780 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2017 and 2016 were $72.20 and $44.67, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31, 2017	December 31, 2016
Underlying stock price at valuation date	$91.17	$63.73
Expected volatility	29.0%	29.8%
Risk-free interest rate	2.17%	1.51%

 Restricted stock award activity for the years ended December 31, 2017, 2016 and 2015 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	814,050	$26.57
Granted	234,540	68.11
Vested	(254,871)	25.16
Canceled	(88,915)	40.97
Nonvested at December 31, 2015	704,804	$39.08
Granted	296,414	41.27
Vested	(255,503)	31.27
Canceled	(40,700)	63.95
Nonvested at December 31, 2016	705,015	$41.40
Granted	289,230	61.34
Vested	(381,411)	39.71
Canceled	(7,268)	76.08
Nonvested at December 31, 2017	605,566	$51.57

Restricted stock unit activity for the years ended December 31, 2017, 2016 and 2015 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	102,924
Granted	18,400
Vested	(23,221)
Canceled	(41,858)
Outstanding at December 31, 2015	56,245
Granted	21,500
Vested	(14,595)
Canceled	(11,200)
Outstanding at December 31, 2016	51,950
Granted	11,100
Vested	(16,370)
Canceled	(8,280)
Outstanding at December 31, 2017	38,400	1.8	$2,881,152
Vested and expected to vest at December 31, 2017	29,397	1.6	$2,205,686

Employee Stock Purchase Plan

In May of 2001, j2 Global established the j2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provides for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global’s common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period. During 2017, 2016 and 2015, 3,283, 3,918 and 4,020 shares, respectively were purchased under the Purchase Plan at price ranging from $85.73 to $70.43 per share during 2017. As of December 31, 2017, 1,623,243 shares were available under the Purchase Plan for future issuance. See Note 20 “Subsequent Events” for changes to the Purchase Plan.

14.	Defined Contribution 401(k) Savings Plan

j2 Global has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses of $3.0 million, $1.8 million and $1.9 million, respectively, for contributions to these 401(k) Savings Plans.

15.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$139,425	$152,439	$133,636
Net income available to participating securities (a)	(1,792)	(2,242)	(2,159)
Net income available to j2 Global, Inc. common shareholders	137,633	150,197	131,477
Denominator:
Weighted-average outstanding shares of common stock	47,586,242	47,668,357	47,627,853
Dilutive effect of:
Equity incentive plans	228,166	201,660	293,911
Convertible debt (b)	854,619	93,209	165,996
Common stock and common stock equivalents	48,669,027	47,963,226	48,087,760
Net income per share:
Basic	$2.89	$3.15	$2.76
Diluted	$2.83	$3.13	$2.73

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 9 - Long Term Debt)

For the years ended December 31, 2017, 2016 and 2015, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

16.	Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Cloud Services; and (ii) Digital Media.

The Company’s Cloud Services segment is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services segment also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. The Company’s Digital Media segment is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter.
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue by segment:
Cloud Services	$578,956	$566,938	$504,638
Digital Media	538,939	307,463	216,374
Elimination of inter-segment revenues	(57)	(146)	(197)
Total revenue	1,117,838	874,255	720,815

Direct costs by segment (1):
Cloud Services	352,912	356,059	294,436
Digital Media	490,871	256,763	185,937
Direct costs by segment (1):	843,783	612,822	480,373

Cloud Services operating income (2)	226,044	210,879	210,202
Digital Media operating income	48,068	50,700	30,437
Segment operating income	274,112	261,579	240,639

Global operating costs (2)(3)	28,404	19,013	41,257
Income from operations	$245,708	$242,566	$199,382

(1) Direct costs for each segment include cost of revenues and other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expenses, depreciation and amortization and other administrative expenses.

(2) During 2016, the Company determined certain personnel and third-party costs were directly attributable to a particular segment. As a result, these costs were no longer classified as Global operating costs in 2016. If such costs in 2015 were classified consistent with the 2016 presentation, the operating income for Cloud Services segment would have been $189.1 million and Global operating costs would have been $20.2 million, respectively.

(3) Global operating costs include general and administrative and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	2017	2016
Assets:
Cloud Services	$1,078,577	$911,327
Digital Media	1,317,113	1,124,535
Total assets from reportable segments	2,395,690	2,035,862
Corporate	57,403	26,466
Total assets	$2,453,093	$2,062,328

	2017	2016	2015
Capital expenditures:
Cloud Services	$7,031	$6,113	$7,546
Digital Media	32,564	18,633	9,389
Total from reportable segments	39,595	24,746	16,935
Corporate	—	—	362
Total capital expenditures	$39,595	$24,746	$17,297

Depreciation and amortization:
Cloud Services	$68,436	$79,533	$62,385
Digital Media	93,605	42,558	30,008
Total from reportable segments	162,041	122,091	92,393
Corporate	—	—	820
Total depreciation and amortization	$162,041	$122,091	$93,213

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Years Ended December 31,
	2017	2016	2015
Revenues:
United States	$830,800	$607,285	$492,682
Canada	78,099	76,775	74,864
Ireland	74,430	71,340	43,717
All other countries	134,509	118,855	109,552
Total	$1,117,838	$874,255	$720,815

	December 31, 2017	December 31, 2016
Long-lived assets:
United States	$452,143	$453,053
All other countries	80,571	93,430
Total	$532,714	$546,483

17.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2017, 2016 and 2015 was $35.8 million, $33.1 million and $33.1 million, respectively, substantially all of which related to interest on outstanding debt and foreign taxes.

Cash paid for income taxes net of refunds received was $51.1 million, $37.4 million and $42.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The Company acquired property and equipment for $0.3 million, $0.4 million and $0.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2017, 2016 and 2015, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $2.9 million, $5.4 million and $7.5 million, respectively.

In connection with the sale of Tea Leaves during the fourth quarter 2017, the Company received certain equity securities as non cash consideration initially valued in the amount of $57.7 million.

18.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the years ended December 31, 2017 and 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2016	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	744	(23,076)	(22,332)
Amounts reclassified from accumulated other comprehensive income	(3,193)	—	(3,193)
Net current period other comprehensive loss	(2,449)	(23,076)	(25,525)
Balance as of December 31, 2016	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	25,559	25,559
Net current period other comprehensive income	—	25,559	25,559
Balance as of December 31, 2017	$—	$(29,090)	$(29,090)

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Year Ended December 31, 2017	Year Ended December 31, 2016

Unrealized gain on available-for-sale investments	$—	$(5,149)	Other (income) expense, net
	—	(5,149)	Income before income taxes
	—	1,956	Income tax expense
	—	(3,193)	Net income
Total reclassifications for the period	$—	$(3,193)	Net income

19.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2017 and 2016 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$316,380	$273,616	$273,174	$254,669
Gross profit	270,406	231,245	230,015	213,859
Net income	49,871	32,358	31,376	25,820

Net income per common share:
Basic	$1.03	$0.67	$0.65	$0.54
Diluted	$1.02	$0.66	$0.63	$0.52
Weighted average shares outstanding
Basic	47,721,700	47,609,819	47,547,118	47,463,231
Diluted	48,437,580	48,521,082	48,948,315	48,766,031

	Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$251,837	$210,116	$211,800	$200,502
Gross profit	211,608	173,124	176,209	166,214
Net income	43,158	45,569	33,770	29,943

Net income per common share:
Basic	$0.90	$0.95	$0.69	$0.62
Diluted	$0.89	$0.94	$0.69	$0.61
Weighted average shares outstanding
Basic	47,348,372	47,310,011	48,055,783	47,966,718
Diluted	47,862,218	47,494,744	48,265,298	48,238,098

20.    Subsequent Events

On January 4, 2018, in a cash transaction, the Company acquired certain assets of Lifescript, a California based provider of digital health and wellness solutions.

On January 26, 2018, in a cash transaction, the Company acquired all the issued capital of ThreatTrack Security Holdings, Inc., a Florida based provider of cybersecurity solutions.

On February 2, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018. The Company also announced that it extended the Company’s share repurchase program set to expire February 19, 2018 by an additional year.

On February 2, 2018, the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated 2001 Employee Stock Purchase Plan, to be effective May 1, 2018, such that (i) the purchase price for each offering period shall be 85% of the lesser of the fair market value of a share of common stock of the Company (a “Share”) on the beginning or the end of the offering period, rather than 95% of the fair market value of a Share at the end of the offering period, and (ii) each offering period will be six months, rather than three months.

On February 2, 2018, the Board appointed Sarah Fay as a director, effective immediately.

In February 2018, the Company received a capital call notice from the management of OCV Management, LLC. for approximately $12.2 million, inclusive of certain management fees.

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

As of the end of the period covered by this report, j2 Global’s management, with the participation of Vivek Shah, our principal executive officer, and R. Scott Turicchi, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Shah and Mr. Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2017. Management did not assess the effectiveness of internal control over financial reporting of all the 2017 acquisitions (see Note 3 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted 9.9% of total assets as of December 31, 2017 and 3.1% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2017 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
j2 Global, Inc.
Los Angeles, California
Opinion on Internal Control over Financial Reporting
We have audited j2 Global, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules, and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all the 2017 acquisitions, which are included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted approximately 9.9% of total assets as of December 31, 2017, and approximately 3.1% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of all the 2017 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all the 2017 acquisitions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Los Angeles, California
March 1, 2018

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2017 Proxy Statement”) for the 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2017 Proxy Statement.

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

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 21, 2016, by and among Everyday Health, Inc., Ziff Davis, LLC, Project Echo Acquisition Corp. and j2 Global, Inc. (13)
3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc., dated as of June 10, 2014 (8)
3.2	Second Amended and Restated By-Laws (12)
4.1	Specimen of Common Stock Certificate (6)
4.2.1	Indenture, dated as of July 26, 2012 (7)
4.2.2	First Supplemental Indenture, dated as of June 10, 2014 (8)
4.2.3	Indenture, dated as of June 10, 2014 (9)
4.2.4	First Supplemental Indenture, dated as of June 17, 2014 (10)
4.3	Indenture, dated as of June 27, 2017 (16)
10.1	j2 Global, Inc. 2007 Stock Option Plan (5)
10.2	j2 Global, Inc. 2015 Stock Option Plan (11)
10.3	Form of Restricted Stock Agreement Pursuant to j2 Global, Inc. 2015 Stock Option Plan (15)
10.4	Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (4)
10.4.1	Amendment to Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (18)
10.5	Letter Agreement, dated as of April 1, 2001, between j2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1	Amendment to Letter Agreement, dated as of December 31, 2001, between j2 Global, Inc. and Orchard Capital Corporation (3)
10.6	Employment Agreement, dated as of March 21, 1997, between j2 Global Inc. and Nehemia Zucker (1)
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

10.8	Credit Agreement, dated as of December 5, 2016, among j2 Global Inc., MUFG Union Bank, N.A., as Administrative Agent, and the lenders party thereto (14)
10.9	Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and j2 Global, Inc.
10.10	Letter Agreement, dated as of December 20, 2017, by and between j2 Global, Inc. and Nehemia Zucker (17)
21.1	List of subsidiaries of j2 Global, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

(1)    Incorporated by reference to j2 Global’s Registration Statement on Form S-1 filed with the Commission on April 16, 1999,
Registration No. 333-76477.
(2)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K/A filed with the Commission on April 30, 2001.
(3)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.
(4)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on May 3, 2006.
(5)    Incorporated by reference to Exhibit A to j2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 18, 2007.
(6)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 7, 2011.
(7)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
(8)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(9)    Incorporated by reference to j2 Global’s Registration Statement on Form S-3ASR filed with the Commission on June 10,
2014, Registration No. 333-196640.
(10)    Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 17, 2014.
(11)    Incorporated by reference to Annex A to j2 Global’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 26, 2015.
(12)    Incorporated by reference to j2 Global’s Current Registration Statement on Form S-8 filed with the Commission on May
6, 2015.
(13) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on October 27, 2016.
(14) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 5, 2016.
(15)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 1, 2017.
(16) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 27, 2017.
(17) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 27, 2017.
(18) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on February 8, 2018.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

j2 Global, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 1, 2018.

Signature	Title

/s/ VIVEK SHAH	Chief Executive Officer and a Director
Vivek Shah	(Principal Executive Officer)

/s/ R. SCOTT TURICCHI	President and Chief Financial Officer
R. Scott Turicchi	(Principal Financial Officer)

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ JON MILLER	Director
Jon Miller

/s/ SARAH FAY	Director
Sarah Fay

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts	$7,988	$13,159	$(12,446)	$8,701
Deferred tax asset valuation allowance	$12,028	$70	$(11,901)	$197
Year Ended December 31, 2016:
Allowance for doubtful accounts	$4,261	$13,168	$(9,441)	$7,988
Deferred tax asset valuation allowance	$14,242	$339	$(2,553)	$12,028
Year Ended December 31, 2015:
Allowance for doubtful accounts	$3,685	$6,873	$(6,297)	$4,261
Deferred tax asset valuation allowance	$11,358	$6,959	$(4,075)	$14,242
______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.