Form 10-Q
period 2018-03-31
J2 GLOBAL, INC.
filed 2018-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

As of May 7, 2018, the registrant had 49,109,804 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$331,367	$350,945
Restricted cash	402	—
Accounts receivable, net of allowances of $9,850 and $8,701, respectively	174,411	234,195
Prepaid expenses and other current assets	31,588	35,287
Total current assets	537,768	620,427
Long-term investments	64,947	57,722
Property and equipment, net	85,852	79,773
Trade names, net	127,450	123,947
Patent and patent licenses, net	9,879	10,871
Customer relationships, net	202,973	193,606
Goodwill	1,257,521	1,196,611
Other purchased intangibles, net	154,287	157,327
Other assets	11,541	12,809
TOTAL ASSETS	$2,452,218	$2,453,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$127,713	$169,837
Deferred revenue, current	113,940	95,255
Other current liabilities	291	10
Total current liabilities	241,944	265,102
Long-term debt	1,004,796	1,001,944
Deferred revenue, non-current	8,018	47
Income taxes payable, non-current	43,781	43,781
Liability for uncertain tax positions	53,311	52,216
Deferred income taxes	33,691	38,264
Other long-term liabilities	35,509	31,434
TOTAL LIABILITIES	1,421,050	1,432,788
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,893,150 and 47,854,510 shares, respectively	479	479
Additional paid-in capital	332,407	325,854
Retained earnings	723,562	723,062
Accumulated other comprehensive loss	(25,280)	(29,090)
TOTAL STOCKHOLDERS’ EQUITY	1,031,168	1,020,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,452,218	$2,453,093

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2018	2017
Total revenues	$280,623	$254,669

Cost of revenues (1)	48,145	40,810
Gross profit	232,478	213,859
Operating expenses:
Sales and marketing (1)	86,311	77,477
Research, development and engineering (1)	12,210	11,752
General and administrative (1)	87,799	76,655
Total operating expenses	186,320	165,884
Income from operations	46,158	47,975
Interest expense, net	15,751	12,410
Other expense, net	4,519	323
Income before income taxes	25,888	35,242
Income tax expense	7,017	9,422
Net income	$18,871	$25,820

Net income per common share:
Basic	$0.39	$0.54
Diluted	$0.38	$0.52
Weighted average shares outstanding:
Basic	47,873,007	47,463,231
Diluted	48,706,717	48,766,031
Cash dividends paid per common share	$0.4050	$0.3650

(1) Includes share-based compensation expense as follows:
Cost of revenues	$121	$117
Sales and marketing	365	378
Research, development and engineering	432	238
General and administrative	5,502	2,881
Total	$6,420	$3,614

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$18,871	$25,820
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,310	3,582
Change in fair value on available-for-sale investments, net of tax expense (benefit) of zero and zero for the three months ended March 31, 2018 and 2017	(2,500)	—
Other comprehensive income, net of tax	3,810	3,582
Comprehensive income	$22,681	$29,402

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$18,871	$25,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,618	39,323
Amortization of financing costs and discounts	2,852	2,853
Share-based compensation	6,420	3,614
Provision for doubtful accounts	4,134	2,640
Deferred income taxes, net	354	(2,361)
Changes in fair value of contingent consideration	4,100	400
Loss on equity securities	3,678	—
Decrease (increase) in:
Accounts receivable	59,647	25,110
Prepaid expenses and other current assets	2,574	(291)
Other assets	2,132	162
Increase (decrease) in:
Accounts payable and accrued expenses	(45,144)	(53,566)
Income taxes payable	(1,721)	4,795
Deferred revenue	3,210	2,384
Liability for uncertain tax positions	933	573
Other long-term liabilities	(748)	(265)
Net cash provided by operating activities	103,910	51,191
Cash flows from investing activities:
Purchases of investments	(13,403)	(5)
Purchases of property and equipment	(13,165)	(9,660)
Acquisition of businesses, net of cash received	(80,223)	(3,563)
Purchases of intangible assets	(175)	(142)
Net cash used in investing activities	(106,966)	(13,370)
Cash flows from financing activities:
Proceeds from line of credit, net	—	44,981
Repurchase and retirement of common stock	(611)	(314)
Issuance of common stock under employee stock purchase plan	64	67
Exercise of stock options	594	695
Dividends paid	(19,884)	(17,575)
Deferred payments for acquisitions	(189)	(2,299)
Other	(54)	(26)
Net cash (used in) provided by financing activities	(20,080)	25,529
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,960	109
Net change in cash, cash equivalents and restricted cash	(19,176)	63,459
Cash, cash equivalents and restricted cash at beginning of period	350,945	123,950
Cash, cash equivalents and restricted cash at end of period	$331,769	$187,409

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017 included in our Annual Report (Form 10-K) filed with the SEC on March 1, 2018. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications and the reported amounts of net revenue and expenses during the reporting period. We believe that our most significant estimates are those related to the valuation of investments and assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. The reserves for the Company’s Cloud Services segment are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. The reserves for the Company’s Digital Media segment are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

Revenue Recognition

Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”)

j2 Global recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price is fixed and determinable and collection is probable.

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Topic 605 for principal-agent considerations and places the most weight on three factors: whether or not the Company (i) is the primary obligor in the arrangement, (ii) has latitude in determining pricing and (iii) bears credit risk.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”, “ASC 606” or the “new revenue standard”)

j2 Global recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Topic 606 for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

Sales Taxes

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.

Investments

The Company accounts for its investments in debt securities in accordance with ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). Debt investments are typically comprised of corporate and governmental debt securities. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Trading securities are those investments that the Company intends to sell within a few hours or days and are carried at fair value, with unrealized gains and losses included in investment income. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. All debt securities are accounted for on a specific identification basis.

The Company accounts for its investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, the Company measures the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings (see Note 5 - Investments).

Variable Interest Entities (“VIE”)

A VIE requires consolidation by the entity’s primary beneficiary. The Company evaluates its investments in entities in which it is involved to determine if the entity is a VIE and if so, whether it holds a variable interest and is the primary beneficiary. The Company has determined that it holds a variable interest in its investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”). In determining whether the Company is deemed to be the primary beneficiary of the VIE, both of the following characteristics must be present:

a) the Company has the power to direct the activities of the VIE that most significantly impacts the VIEs economic performance (the power criterion); and

b) the Company has the obligation to absorb losses of the VIE, or the right to receive benefits of the VIE, that could potentially be significant to the VIE (the economic criterion).

The Company has concluded that, as a limited partner, although the obligations to absorb losses or benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. j2 believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impacts the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting.

Fair Value Measurements

j2 Global complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of March 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Contingent Consideration

j2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes, and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and the amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

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

Self-Insurance Program

j2 Global is self-insured for certain subsidiaries providing health and dental insurance plans to its employees through a self-insurance structure. The Company has reinsurance which is a two tiered stop-loss coverage that limits the exposure arising from any claims made. Self-insurance claims filed and claims incurred but not reported are accrued based on management’s estimate of the discounted ultimate costs for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could materially differ from recorded self-insurance liabilities.

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

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2018 presentation.

2.Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has adopted this ASU and other related ASUs as of January 1, 2018 (the “adoption date”) using the cumulative effect method which applied to those contracts which were not completed as of the adoption date. Results for reporting periods beginning after the adoption date are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 as noted above (see Note 3 - Revenues).

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the practical expedient exception. An entity may elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU on a prospective basis and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects that the adoption of this ASU will have a material effect on its condensed consolidated balance sheet and disclosures. The Company currently has both capital and operating leases, both domestically and internationally, with varying expiration dates through 2025 in the aggregate amount of $85.9 million for the period ended March 31, 2018.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this ASU on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings and has determined that there is no impact on our financial statements and related disclosures as of January 1, 2018.

In January 2017, the FASB issued 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. The Company has adopted this ASU on a prospective basis and has determined that there is no impact on our financial statements and related disclosures.

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

In May 2017, the FASB issued 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This ASU is effective for those fiscal years, beginning after December 15, 2017. Early adoption is permitted and should be adopted on a prospective basis. The Company has adopted this ASU on a prospective basis and has determined that there is no impact on our financial statements and related disclosures.

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

In February 2018, the FASB issued 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU clarify certain aspects of the guidance issued in ASU 2016-01, Financial Instruments - Overall. As is consistent with other clarifying standards, the amendments are not expected to have a significant effect on the current accounting practice. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods beginning after June 15, 2018. Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is permitted and should be adopted in conjunction with ASU 2016-01. The Company has adopted this ASU on a prospective basis and have determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

In March 2018, the FASB issued 2018-04, Investments-Debt Securities (Topic 620) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendments in this ASU update SEC paragraphs pursuant to SEC Staff Accounting Bulletin 117 and better align the interpretive guidance with ASU 2016-01. The Company has adopted this ASU on a prospective basis and has determined that there is no impact on our financial statements and related disclosures.

In March 2018, the FASB issued 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB” or “SAB 118”) (issued in December 2017). The amendments in this ASU add SEC interpretive guidance pursuant to SEC Staff Accounting Bulletin No. 118 which assists registrants address any diversity of views in applying Topic 740 in the reporting period in which the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted. Specifically, the ASU provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects where (i) the accounting for the income tax effect of the 2017 Tax Act is complete and reported in the 2017 Tax Act’s enactment period; (ii) the accounting for the income tax effect of the 2017 Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete; and (iii) accounting for the income tax effect of the 2017 Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the 2017 Tax Act enactment until provisional amounts are reasonably estimable. The Company has adopted this ASU on a prospective basis and has complied with SAB 118 (see Note 10 - Income Taxes).

3.Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services and from subscriptions to services and information.

Revenue is earned from the delivery of advertising services on the Company’s owned and operated websites and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing, (ii) when a qualified sales lead is delivered, (iii) when a visitor “clicks through” on an advertisement or (iv) when commissions are earned upon the sale of an advertised product.

Revenue from subscriptions is earned through the granting of access to, or delivery of, certain data products or services to customers. Subscriptions cover video games and related content, health information, data and other copyrighted material. Revenues under such agreements are recognized over the contract term for use of the service. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are recognized over time.

j2 Global also generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates other types of revenues, the sale and publishing of digital games, marketing and production services, and from other sources. Such other revenues are generally recognized over the period in which the products or services are delivered.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites or on unaffiliated advertising networks, (ii) through the Company’s lead-generation business and (iii) through the Company’s subscriptions. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party sites.

Cloud Services

The Company’s Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, which are primarily paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our email security and online backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

j2 Global’s Cloud Services also include patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license arrangements are evaluated to determine if they grant the customer a right to access the Company’s intellectual property which is generally recognized over the life of the arrangement or a right to use the Company’s intellectual property which is generally recognized at the point in time the license is granted. With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period. With regard to patent sales, the Company recognizes revenue in the period of the sale the amount of the purchase price over the carrying value of the patent(s) sold.

The Cloud Services business also generates revenues by licensing certain technology to third parties. Generally, revenue is recognized over time as the third party uses the licensed technology over the period.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 is as follows (in thousands):

	January 1, 2018	Adjustments due to ASU 2014-09	December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$234,195	$—	$234,195

Liabilities
Deferred revenue, current	93,656	(1,599)	95,255
Deferred revenue, non-current	47	—	47

Equity
Retained earnings	$724,661	$1,599	$723,062

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated financial statements (in thousands):

	March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$174,411	$—	$174,411

Liabilities
Deferred revenue, current	113,940	(416)	113,524
Deferred revenue, non-current	8,018	—	8,018

Equity
Retained earnings	$723,562	$416	$723,978

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Statement of Income
Revenues
Total revenues	$280,623	$2,015	$282,638
Expenses
Total expenses	261,752	—	$261,752

Net income	18,871	2,015	20,886
Diluted EPS impact	$0.38	$0.04	$0.42

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
Digital Media	2018	2017
Advertising	$96,338	$92,488
Subscription	29,350	13,401
Other	5,473	7,242
Total Digital Media revenues	$131,161	$113,131

Cloud Services
Subscription	$149,322	$140,332
Other	163	1,212
Total Cloud Services revenues	149,485	141,544

Corporate	$1	$—
Elimination of inter-segment revenues	(24)	(6)
Total Revenues	$280,623	$254,669

Timing of revenue recognition
Point in time	$1,075	$4,619
Over time	279,548	250,050
Total	$280,623	$254,669

The Company has recorded $38.9 million of revenue in the current period included in the contract liability balance as of the adoption date. In connection with the acquisition of ThreatTrack Security Holdings, Inc. (see Note 4 - Business Acquisitions), the Company acquired $23.9 million of deferred revenue (subject to any purchase accounting adjustments).

Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price.

The Company satisfies its performance obligations within the Digital Media segment upon delivery of services to its customers. Payments for these services are typically due shortly after they have been provided. In addition, the Company provides content to its advertising partners which the Company sells to its partners’ customer base and receives a revenue share based on the terms of the agreement.

The Company satisfies its performance obligations within the Cloud Services segment upon delivery of services to its customers. Payment terms vary by type and location of our customers and the services offered. The term between invoicing and when payment is due is not significant. For certain services and customer types, we require payment before services are delivered to the customer. Due to the nature of the services provided, there are no obligations for returns.

Significant Judgments

In determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the standalone selling price for each distinct performance obligation.

Performance Obligations Satisfied Over Time

The Company’s Digital Media segment consists primarily of performance obligations that are satisfied over time. This was determined based on a review of the contracts and the nature of the services offered, where the customer simultaneously receives and consumes the benefit of the services provided. Satisfaction of these performance obligations is evidenced in the following way:

Advertising

•	Website reporting by the Company, the customer, or a third-party contains the delivery evidence needed to satisfy the performance obligations within the advertising contract

•
Successfully delivered leads are evidenced by either delivery reports from the Company’s internal lead management systems or through e-mail communication and/or other evidence of delivery showing acceptance of leads by the customer

•	Commission is evidenced by direct site reporting from the affiliate or via direct confirmation from the customer

Subscription

•	Evidence of delivery is contained in the Company’s systems or from correspondence with the customer which tracks when a customer accepts delivery of any assets, digital keys or download links

The Company has concluded revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis over the contract period for subscriptions. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.

The Company’s Cloud Services segment consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. As a result, the Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period and believes that the method used is a faithful depiction of the transfer of goods and services.

Performance Obligations Satisfied at a Point in Time

The Company’s Digital Media segment has technology subscriptions where the performance obligations are satisfied at a point in time. This is evidenced once a digital key is delivered to the customer. Once the key is delivered to the customer, the customer has full control of the technology and the Company has no further performance obligations. The Company has concluded that revenue is recognized once the digital key is delivered. The Company believes that this method is a faithful depiction of the transfer of goods and services.

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for the services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business we operate which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the appropriate contract periods.

4.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first three months of fiscal 2018, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued capital of ThreatTrack Security Holdings, Inc., acquired on January 26, 2018, a Florida based provider of cybersecurity solutions; and (b) an other immaterial acquisition of a digital health business.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of March 31, 2018, reflect the results of operations of all 2018 acquisitions. For the three months ended March 31, 2018, these acquisitions contributed $4.4 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $77.0 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Cash (1)	$886
Accounts receivable	2,931
Prepaid expenses and other current assets	1,292
Property and equipment	2,335
Trade names	6,400
Customer relationships	24,076
Goodwill	59,068
Other intangibles	10,337
Accounts payable and accrued expenses	(2,920)
Other current liabilities	(286)
Deferred revenue	(23,890)
Deferred tax liability	(819)
Other long-term liabilities	(1,540)
Total	$77,870
(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor expected to be released during the second quarter 2018.

During the three months ended March 31, 2018, the purchase price accounting has been finalized for the following acquisitions: (i) WeCloud AB; and (ii) an other immaterial email security business. The initial accounting for all 2018 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2018, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Cloud Services segment which resulted in a net decrease in goodwill of $(1.0) million. Such adjustments had an immaterial impact to the amortization expense within the condensed consolidated statement of income for the three months ended March 31, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2018 is $59.1 million, of which $1.0 million is expected to be deductible for income tax purposes.

5.Investments

Investments consist of certificates of deposits, equity and debt securities.

The Company has adopted ASU 2016-01 during the first quarter 2018 (see Note 2 - Recent Accounting Pronouncements) and determined that the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. The adoption of ASU 2016-01 was done on a prospective basis and any changes in the carrying value of the equity securities will be reported in our current earnings as Other expense, net. In addition, the Company determined that the shares of redeemable preferred stock that was also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities.

The following table summarizes the Company’s investments (in thousands):

	March 31, 2018	December 31, 2017
Equity securities	$44,702	$34,977
Corporate debt securities	20,245	22,745
Total	$64,947	$57,722

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Fair Value
March 31, 2018
Equity securities	$34,977	—	(3,678)	$31,299
Total	$34,977	—	(3,678)	$31,299

December 31, 2017
Equity securities	$34,977	—	—	$34,977
Total	$34,977	—	—	$34,977

During the current period, the Company recorded an unrealized loss to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment (see Note 6 - Fair Value Measurements).

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Corporate debt securities	$22,745	$—	$(2,500)	$20,245
Total	$22,745	$—	$(2,500)	$20,245

December 31, 2017
Corporate debt securities	$22,745	$—	$—	$22,745
Total	$22,745	$—	$—	$22,745

At March 31, 2018, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The following table summarizes j2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2018	December 31, 2017
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	20,245	22,745
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$20,245	$22,745

Recognition and Measurement of Other-Than-Temporary Impairment

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,245	$(2,500)	$—	$—	$20,245	$(2,500)
Total	$20,245	$(2,500)	$—	$—	$20,245	$(2,500)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$22,745	$—	$—	$—	$22,745	$—
Total	$22,745	$—	$—	$—	$22,745	$—

As of March 31, 2018 and December 31, 2017, we did not recognize any other-than-temporary impairment losses.

On September 25, 2017, the Company entered into a commitment to invest $200 million (approximately 66.7% of equity) in the OCV Fund. The total expected commitment to the OCV Fund is expected to be approximately $300 million. The primary purpose of the Fund is to provide a limited number of select investors with the opportunity to realize long-term appreciation from public and private companies, with a particular focus on the technology and life science industries. The general activities of the OCV Fund is to buy, sell, hold and otherwise invest in securities of every kind and nature and rights and options with respect thereto, including, without limitation, stock, notes, bonds, debentures and evidence of indebtedness; to exercise all rights, powers, privileges and other incidents of ownership or possession with respect to securities held or owned by the OCV Fund; to enter into, make and perform all contracts and other undertakings; and to engage in all activities and transactions as may be necessary, advisable or desirable to carry out the foregoing.

The manager and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder and a related party. As a limited partner in the Fund, the Company will pay an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy.

During the first quarter of 2018, the Company received capital call notices from the management of OCV Management, LLC. for $13.4 million, inclusive of certain management fees.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	March 31, 2018	December 31, 2017
Equity securities	$13,403	$—

As a limited partner, the Company’s maximum exposure to loss is $13.4 million and is limited to its proportional ownership in the partnership. In addition, the Company’s is not required to contribute capital in an aggregate amount in excess of its capital commitment and any expected losses will not be in excess of the Capital Account. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the Fund.

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

The Company’s debt securities are classified within Level 2. The Company values these Level 2 investments based on model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of our senior notes (8.0% senior unsecured notes at December 31, 2017 and 6.0% senior unsecured notes at March 31, 2018) (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at March 31, 2018 and December 31, 2017 was $1.2 billion and $1.2 billion, respectively.

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense (see Note 8 - Long Term Debt). This derivative is fair valued using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$45,608	$—	$—	$45,608
Corporate debt securities	—	20,245	—	20,245
Total assets measured at fair value	$45,608	$20,245	$—	$65,853

Liabilities:
Contingent consideration	$—	$—	$23,800	$23,800
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$23,800	$24,568

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$453	$—	$—	$453
Corporate debt securities	—	22,745	—	22,745
Total assets measured at fair value	$453	$22,745	$—	$23,198

Liabilities:
Contingent consideration	$—	$—	$20,477	$20,477
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$20,477	$21,245

During the quarter ended March 31, 2018, the Company completed a level 3 nonrecurring fair value determination of its securities without a readily determinable fair value in the amount of $31.3 million (see Note 5 - Investments).

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2018, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2018	$768
Balance as of March 31, 2018	$768

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2018	$20,477
Total fair value adjustments reported in earnings	4,100	General and administrative
Contingent consideration payments	(777)	Not applicable
Balance as of March 31, 2018	$23,800

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future income thresholds and had a fair value of $23.8 million and $19.7 million at March 31, 2018 and December 31, 2017, respectively.

In connection with the acquisition of blackfriday.com, on November 7, 2017, the Company achieved certain earnings targets and, as a result, contingent consideration of $0.8 million was paid to the seller during the first quarter 2018 in connection with this acquisition.

During the three months ended March 31, 2018, the Company recorded an increase in the fair value of the contingent consideration of $4.1 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2018 are as follows (in thousands):

	Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2018	$603,753	$592,858	$1,196,611
Goodwill acquired (Note 4)	58,033	1,035	59,068
Purchase accounting adjustments (1)	(1,014)	10	(1,004)
Foreign exchange translation	2,993	(147)	2,846
Balance as of March 31, 2018	$663,765	$593,756	$1,257,521
(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2018 and December 31, 2017 as follows (in thousands):

	March 31, 2018	December 31, 2017
Trade name	$27,379	$27,379
Other	4,306	5,432
Total	$31,685	$32,811

Intangible Assets Subject to Amortization:

As of March 31, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.2 years	$154,571	$54,500	$100,071
Patent and patent licenses	6.6 years	67,895	58,016	9,879
Customer relationships (1)	9.1 years	473,619	270,646	202,973
Other purchased intangibles	4.8 years	230,371	80,390	149,981
Total		$926,456	$463,552	$462,904
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

Amortization expense, included in general and administrative expense, approximated $33.1 million and $30.9 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is estimated to approximate $151.8 million, $104.1 million, $55.2 million, $40.4 million and $33.5 million for fiscal years 2018 through 2022, respectively, and $111.1 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of March 31, 2018.

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

The Indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of March 31, 2018, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of March 31, 2018.

As of March 31, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $667.9 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of March 31, 2018, the conversion rate is 14.6153 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.42 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of March 31, 2018, the remaining period over which the unamortized debt discount will be amortized is 3.2 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Convertible Notes was approximately $512.6 million and $504.5 million, respectively.

Long-term debt as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(40,453)	(42,902)
Deferred issuance costs	(7,251)	(7,654)
Total long-term debt	1,004,796	1,001,944
Less: Current portion	—	—
Total long-term debt, less current portion	$1,004,796	$1,001,944

9.Commitments and Contingencies

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On April 17, 2017, Davis Neurology filed a notice of appeal. On June 20, 2017, Davis Neurology filed its appeal brief. On August 4, 2017 the j2 Global affiliates filed a response brief. On August 21, 2017, Davis Neurology filed a reply brief. Oral argument was held January 11, 2018. The j2 Global affiliates submitted a supplemental letter briefing on February 8, 2018 and March 7, 2018. Davis Neurology submitted a supplemental letter brief on February 15, 2018. The appeal is pending.

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

The Company is currently under audit for indirect taxes in several states and municipalities. The Company has a $2.0 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

10.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 27.1% and 26.7% for the three months ended March 31, 2018 and 2017, respectively. (Loss) income before income taxes from domestic operations of $(8.7) million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and income from foreign operations of $34.6 million and $35.1 million for the three months ended March 31, 2018 and 2017, respectively.

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018.  The 2017 Tax Act also created a new requirement that certain income (i.e., Global Intangible Low Taxed Income (“GILTI”)) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Consistent with guidance issued by SAB 118, the Company recorded provisional estimates for the income tax effects of the 2017 Tax Act in December 31, 2017. In addition, SAB 118 provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. The Company continues to analyze the impacts of the 2017 Tax Act and refine calculations.
The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, the Company recorded an estimated tax benefit of approximately $33.3 million. As of March 31, 2018, the Company has not adjusted its provisional estimate related to re-measurement of its deferred tax balances.
The Company was required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, the Company recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of March 31, 2018, the Company has not adjusted its provisional estimate of the transition tax.

The Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of March 31, 2018, the Company continues to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.
The Company is subject to a territorial tax system under the 2017 Tax Act, in which it is required to provide for tax on GLTI earned by certain foreign subsidiaries. Additionally, the Company is required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of March 31, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, the Company has not determined its accounting policy on the GILTI provisions. However, the standard requires that the Company reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, the Company has included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.
As of March 31, 2018 and December 31, 2017, the Company had $53.3 million and $52.2 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $5.4 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $3.0 million and $6.0 million at March 31, 2018 and December 31, 2017, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2014 tax years.

j2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years.

The Company is under income tax audit by the New York State Department of Taxation and Finance (“NYS”) for tax years 2011 through 2014.

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

11.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019.

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the three month period ended March 31, 2018, we repurchased zero shares under this program. Cumulatively at March 31, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2018, the Company purchased 7,942 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2018 and 2017:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018

Future dividends are subject to Board approval.

12.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2018, 285,996 shares underlying options and 8,840 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of March 31, 2018, 462,000 shares underlying options and 39,154 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	375,675	$31.30
Granted	400,000	75.03
Exercised	(27,679)	21.45
Canceled	—	—
Outstanding at March 31, 2018	747,996	$55.05	6.3	$17,856,319
Exercisable at March 31, 2018	334,196	$30.62	2.2	$16,140,653
Vested and expected to vest at March 31, 2018	601,462	$50.20	5.5	$17,274,251

The total intrinsic values of options exercised during the three months ended March 31, 2018 and 2017 were $1.5 million and $1.3 million, respectively.

The Company recognized $0.2 million and $0.1 million of compensation expense related to stock options for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.7 million and $0.2 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 7.6 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 10.74% and 15.31% as of March 31, 2018 and 2017, respectively.

 Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer (“CEO”).

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2018 and 2017, the Company awarded 400,000 and zero market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the three months ended March 31, 2018 and 2017 were $49.92 and zero, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

March 31, 2018
Underlying stock price at valuation date	$75.03
Expected volatility	28.4%
Risk-free interest rate	2.34%

Restricted stock award activity for the three months ended March 31, 2018 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	605,566	$51.57
Granted	612,547	26.09
Vested	(15,032)	62.75
Canceled	(12,500)	83.26
Nonvested at March 31, 2018	1,190,581	$37.99

Restricted stock unit award activity for the three months ended March 31, 2018 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	38,400
Granted	12,614
Vested	(3,020)
Canceled	—
Outstanding at March 31, 2018	47,994	2.0	$3,787,686
Vested and expected to vest at March 31, 2018	38,597	1.8	$3,046,076

The Company recognized $6.2 million and $3.5 million of compensation expense related to restricted stock and restricted stock units for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had unrecognized share-based compensation cost of approximately $67.1 million and $36.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.7 years for awards and 3.5 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. For the three months ended March 31, 2018 and 2017, 851 and 837 shares were purchased under the plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $65,000 and $67,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, 1,622,392 shares were available under the Purchase Plan for future issuance.

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

13.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$18,871	$25,820
Net income available to participating securities (a)	(217)	(309)
Net income available to j2 Global, Inc. common shareholders	$18,654	$25,511
Denominator:
Weighted-average outstanding shares of common stock	47,873,007	47,463,231
Dilutive effect of:
Equity incentive plans	123,305	242,920
Convertible debt (b)	710,405	1,059,880
Common stock and common stock equivalents	48,706,717	48,766,031
Net income per share:
Basic	$0.39	$0.54
Diluted	$0.38	$0.52

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended March 31, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

14.	Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s reportable business segments are: (i) Cloud Services and (ii) Digital Media.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues by segment:
Cloud Services	$149,485	$141,544
Digital Media	131,161	113,131
Elimination of inter-segment revenues	(24)	(6)
Total Revenues by segment	280,622	254,669
Corporate	1	—
Total revenues	280,623	254,669

Direct costs by segment(1):
Cloud Services	92,594	85,244
Digital Media	134,582	116,633
Direct costs by segment(1)	227,176	201,877

Cloud Services operating income(2)	56,891	56,300
Digital Media operating income	(3,421)	(3,502)
Segment operating income	53,470	52,798

Global operating costs(2)	7,312	4,823
Income from operations	$46,158	$47,975

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

	March 31, 2018	December 31, 2017
Assets:
Cloud Services	$1,108,992	$1,078,577
Digital Media	1,273,691	1,317,113
Total assets from reportable segments	2,382,683	2,395,690
Corporate	69,535	57,403
Total assets	$2,452,218	$2,453,093

	Three Months Ended March 31,
	2018	2017
Capital expenditures:
Cloud Services	$2,874	$1,456
Digital Media	10,291	8,204
Total from reportable segments	13,165	9,660
Corporate	—	—
Total capital expenditures	$13,165	$9,660

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization:
Cloud Services	$14,378	$16,764
Digital Media	27,114	22,558
Total from reportable segments	41,492	39,322
Corporate	1,126	—
Total depreciation and amortization	$42,618	$39,322

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2018	2017
Revenues:
United States	$209,076	$185,762
Canada	19,622	19,401
Ireland	17,101	17,901
All other countries	34,824	31,605
	$280,623	$254,669

	March 31, 2018	December 31, 2017
Long-lived assets:
United States	$472,059	$452,143
All other countries	76,696	80,571
Total	$548,755	$532,714

15.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(29,090)	$(29,090)
Other comprehensive (loss) income	(2,500)	6,310	3,810
Net current period other comprehensive (loss) income	(2,500)	6,310	3,810
Ending balance	$(2,500)	$(22,780)	$(25,280)

16.Subsequent Events

On May 3, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4150 per share of j2 Global common stock payable on June 1, 2018 to all stockholders of record as of the close of business on May 18, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

◦
Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or security breach; effectively maintaining and managing our billing systems; time and resources required to manage our legal proceedings; liability for legal and other claims; or adhering to our internal controls and procedures;

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services segment, operated by our wholly-owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two business segments: Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our reportable segments is included within Note 14 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services segment as of and for the three months ended March 31, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Subscriber revenues:
Fixed	$122,015	$116,590
Variable	27,307	23,742
Total subscriber revenues	$149,322	$140,332
Other license revenues	163	1,212
Total revenues	$149,485	$141,544

Percentage of total subscriber revenues:
Fixed	81.7%	83.1%
Variable	18.3%	16.9%

Total revenues:
Number-based	$98,692	$93,438
Non-number-based	50,793	48,106
Total revenues	$149,485	$141,544

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.65	$15.03
Cancel Rate(3)	2.2%	2.3%

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

(3)
Cancel Rate is defined as cancels of small and medium business and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service. Calculated monthly and expressed as an average over the three months of the quarter.

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Visits	1,660	1,402
Page views	6,305	5,386
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018. During the three months ended March 31, 2018, there were no significant changes in our critical accounting policies and estimates, except for changes relating to our adoption of authoritative guidance associated with revenue recognition.

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. In addition, we presented the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 and the impact of adopting Topic 606 on our condensed consolidated financial statements.
See Note 3 - Revenues to the condensed consolidated financial statements for our revenue recognition policy as of January 1, 2018.
Results of Operations for the Three Months Ended March 31, 2018
Cloud Services Segment
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

Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2018	2017
Revenues	$280,623	$254,669	10%

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

Our revenues in 2018 have increased over the comparable three month period of 2017 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2018	2017
Cost of revenue	$48,145	$40,810	18%
As a percent of revenue	17%	16%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, editorial and production costs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2018 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2017 that resulted in additional editorial and production, network operations, and online processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2018	2017
Sales and Marketing	$86,311	$77,477	11%
As a percent of revenue	31%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2018 was $38.5 million (primarily consists of $25.3 million of third-party advertising costs and $10.6 million of personnel costs) compared to 2017 of $31.5 million (primarily consists of $20.7 million third-party advertising costs and $10.0 million personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2018 versus the prior comparable period was primarily due to increased personnel costs and advertising associated with the acquisition of businesses acquired in and subsequent to the first quarter 2017 within the Digital Media segment.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2018	2017
Research, Development and Engineering	$12,210	$11,752	4%
As a percent of revenue	4%	5%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2018 versus the prior comparable period was primarily due to additional personnel costs associated with acquisitions within the Cloud Services and Digital Media segments and additional expenses for professional services.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2018	2017
General and Administrative	$87,799	$76,655	15%
As a percent of revenue	31%	30%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2018 versus the prior comparable period was primarily due to additional amortization of intangible assets, depreciation of fixed assets, personnel costs relating to businesses acquired in and subsequent to the first quarter 2017, severance costs associated with acquisitions, fair value adjustments to contingent consideration and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$121	$117
Operating expenses:
Sales and marketing	365	378
Research, development and engineering	432	238
General and administrative	5,502	2,881
Total	$6,420	$3,614

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $15.8 million and $12.4 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense, net increased over the prior comparable period primarily due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes; partially offset by increased interest income on cash, cash equivalents and investments.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense, net was $4.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Other expense, net increased due to a loss on equity securities of $3.7 million and increased losses on currency exchange over the prior comparable period.

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

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018. The 2017 Tax Act also created a new requirement that certain income (i.e.,Global Intangible Low Taxed Income (“GILTI”)) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Consistent with guidance issued by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the 2017 Tax Act in December 2017. In addition, SAB 118 provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. We continue to analyze the impacts of the 2017 Tax Act and refine calculations.

We record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, we recorded an estimated tax benefit of approximately $33.3 million. As of March 31, 2018, we did not adjust the provisional estimate related to re-measurement of deferred tax balances.

We were required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, we recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of March 31, 2018, we have not adjusted the provisional estimate of the transition tax.

We were unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of March 31, 2018, we continue to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.

We are subject to a territorial tax system under the 2017 Tax Act. We are required to provide for tax on GILTI earned by certain of our foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of March 31, 2018, we continue our evaluation of the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined an accounting policy on the GILTI provisions. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

Provision for income taxes amounted to $7.0 million and $9.4 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 27.1% and 26.7% for the three months ended March 31, 2018 and 2017, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2018 was primarily attributable to the following:

1.	a decrease in tax benefit during 2018 related to revaluing deferred tax assets and liabilities; and

2.	an increase in tax expense during 2018 due to tax law changes requiring certain income earned by foreign subsidiaries to be included in the income of the U.S. shareholder; partially offset by

3.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018.

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
Cloud Services
The following segment results are presented for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
External net sales	$149,485	100.0%	$141,544	100.0%
Inter-segment net sales	—	—	—	—
Segment net sales	149,485	100.0	141,544	100.0
Cost of revenues	31,001	20.7	29,097	20.6
Gross profit	118,484	79.3	112,447	79.4
Operating expenses	61,593	41.2	56,147	39.7
Segment operating income	$56,891	38.1%	$56,300	39.8%

Segment net sales of $149.5 million for the three months ended March 31, 2018 increased $7.9 million, or 5.6%, from the prior comparable period due to business acquisitions.
Segment gross profit of $118.5 million for the three months ended March 31, 2018 increased $6.0 million, or 5.4%, from the prior comparable period primarily due to business acquisitions.
Segment operating expenses of $61.6 million for the three months ended March 31, 2018 increased $5.4 million, or 9.7%, from the prior comparable period primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period (b) increased bad debt expense; and (c) an allocation of certain shared Corporate operating costs. As a result of these factors, segment operating income of $56.9 million for the three months ended March 31, 2018 increased $0.6 million, or 1.0%, from the prior comparable period. Our Cloud Services segment consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

Digital Media
 The following segment results are presented for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
External net sales	$131,137	100.0%	$113,125	100.0%
Inter-segment net sales	24	—%	6	—
Segment net sales	131,161	100.0	113,131	100.0
Cost of revenues	17,144	13.1	11,713	10.4
Gross profit	114,017	86.9	101,418	89.6
Operating expenses	117,438	89.5	104,920	92.7
Segment operating (loss) income	$(3,421)	(2.6)%	$(3,502)	(3.1)%
Segment net sales of $131.2 million for the three months ended March 31, 2018 increased $18.0 million, or 15.9%, from the prior comparable period primarily due to business acquisitions.
Segment gross profit of $114.0 million for the three months ended March 31, 2018 increased $12.6 million, or 12.4%, from the prior comparable period primarily due to business acquisitions.
Segment operating expenses of $117.4 million for the three months ended March 31, 2018 increased $12.5 million, or 11.9%, from the prior comparable period primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs. As a result of these factors, segment operating (loss) income of $(3.4) million for the three months ended March 31, 2018 decreased $0.1 million, or 2.3%, from the prior comparable period.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2018, we had cash and investments of $396.3 million compared to $408.7 million at December 31, 2017. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, and purchases of property and equipment, partially offset by cash from operations. At March 31, 2018, cash and investments consisted of cash and cash equivalents of $331.4 million. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2018, cash and investments held within domestic and foreign jurisdictions were $146.1 million and $250.2 million, respectively. If we were to repatriate funds held within foreign jurisdictions, we would incur U.S. income tax on the repatriated amount at the federal statutory rate of 35% and the state statutory rate where applicable, net of a credit for foreign taxes paid on such amounts.

On February 2, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018. On May 3, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4150 per share of j2 Global common stock payable on June 1, 2018 to all stockholders of record as of the close of business on May 18, 2018. Future dividends are subject to Board approval.

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

During the first quarter 2018, the Company received capital call notices from the management of OCV for approximately $13.4 million, inclusive of certain management fees.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $103.9 million and $51.2 million for the three months ended March 31, 2018 and 2017, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2018 compared to 2017 was primarily attributable to a decrease in accounts receivable and increased depreciation and amortization; partially offset by a decrease in accounts payable and accrued expenses. Our cash, cash equivalents and restricted cash were $331.8 million and $350.9 million at March 31, 2018 and December 31, 2017, respectively.

Net cash used in investing activities was $(107.0) million and $(13.4) million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, net cash used in investing activities was primarily attributable to business acquisitions, purchase of investments, and capital expenditures associated with the purchase of property and equipment.  For the three months ended March 31, 2017, net cash used in investing activities was primarily attributable to capital expenditures associated with the purchase of property and equipment, business acquisitions and the purchase of intangible assets. The increase in our net cash used in investing activities in 2018 compared to 2017 was primarily due to additional business acquisitions.

Net cash (used in) provided by financing activities was $(20.1) million and $25.5 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. For the three months ended March 31, 2017, net cash provided by financing activities was primarily attributable to proceeds from a line of credit and exercise of stock options; partially offset by dividends paid, business acquisitions, and repurchases of stock. The change in net cash used in financing activities in 2018 compared to 2017 was primarily attributable to the proceeds from the line of credit in the prior comparable period.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. During the three month period ended March 31, 2018, we repurchased zero shares under this program. Cumulatively at March 31, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2018:

	Payments Due in (in thousands)
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$402,500	$—	$650,000	$1,052,500
Long-term debt - interest (b)	32,581	52,081	52,081	45,541	39,000	117,000	338,284
Operating leases (c)	15,043	18,342	14,489	12,810	11,908	13,317	85,909
Capital leases (d)	230	299	185	101	—	—	815
Telecom services and co-location facilities (e)	3,128	2,488	1,535	625	230	—	8,006
Holdback payment (f)	2,652	750	750	—	—	—	4,152
Transition Tax (g)	3,807	3,807	3,807	3,807	3,807	28,553	47,588
Self-Insurance (h)	8,739	767	—	—	—	—	9,506
Other (i)	1,414	1,363	662	614	598	—	4,651
Total	$67,594	$79,897	$73,509	$465,998	$55,543	$808,870	$1,551,411

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings.

(h)	These amounts represent health and dental insurance plans in connection to self-insurance.

(i)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of March 31, 2018, our liability for uncertain tax positions was $53.3 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2017 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2018.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2018, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2018, we had investments in debt securities with effective maturities greater than one year of approximately $20.2 million. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalent investments primarily in time deposits and money market funds with maturities of 90 days or less of $331.4 million and $350.9 million, respectively.

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

Foreign exchange losses for the three months ended March 31, 2018 and 2017 were $1.8 million and $0.3 million, respectively. The increase in losses to our earnings in the current period were attributable to increased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended March 31, 2018 and 2017 were $6.3 million and $3.6 million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2018. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the three month period ended March 31, 2018, we repurchased zero shares under this program. Cumulatively at March 31, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2018 - January 31, 2018	—	$—	—	1,938,689
February 1, 2018 - February 28, 2018	3,801	$72.81	—	1,938,689
March 1, 2018 - March 31, 2018	4,141	$80.75	—	1,938,689
Total	7,942		—	1,938,689

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 10, 2018	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2018	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.