Form 10-Q
period 2018-06-30
J2 GLOBAL, INC.
filed 2018-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of August 6, 2018, the registrant had 49,242,691 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$357,365	$350,945
Restricted cash	402	—
Accounts receivable, net of allowances of $10,699 and $8,701, respectively	179,716	234,195
Prepaid expenses and other current assets	36,006	35,287
Total current assets	573,489	620,427
Long-term investments	70,215	57,722
Property and equipment, net	91,081	79,773
Trade names, net	126,229	123,947
Patent and patent licenses, net	8,843	10,871
Customer relationships, net	190,412	193,606
Goodwill	1,260,814	1,196,611
Other purchased intangibles, net	148,331	157,327
Other assets	11,245	12,809
TOTAL ASSETS	$2,480,659	$2,453,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$143,246	$169,837
Income taxes payable, current	3,807	—
Deferred revenue, current	116,580	95,255
Other current liabilities	289	10
Total current liabilities	263,922	265,102
Long-term debt	1,007,694	1,001,944
Deferred revenue, non-current	6,986	47
Income taxes payable, non-current	39,974	43,781
Liability for uncertain tax positions	54,496	52,216
Deferred income taxes, non-current	32,845	38,264
Other long-term liabilities	44,133	31,434
TOTAL LIABILITIES	1,450,050	1,432,788
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 47,994,805 and 47,854,510 shares, respectively	480	479
Additional paid-in capital	338,409	325,854
Retained earnings	730,725	723,062
Accumulated other comprehensive loss	(39,005)	(29,090)
TOTAL STOCKHOLDERS’ EQUITY	1,030,609	1,020,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,480,659	$2,453,093

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$287,889	$273,174	$568,512	$527,843

Cost of revenues (1)	47,749	43,159	95,894	83,969
Gross profit	240,140	230,015	472,618	443,874
Operating expenses:
Sales and marketing (1)	83,171	80,862	169,482	158,339
Research, development and engineering (1)	11,252	11,555	23,462	23,307
General and administrative (1)	91,334	79,038	179,133	155,693
Total operating expenses	185,757	171,455	372,077	337,339
Income from operations	54,383	58,560	100,541	106,535
Interest expense, net	15,502	13,670	31,254	26,079
Other expense, net	394	4,227	4,912	4,551
Income before income taxes and net loss in earnings of equity method investment	38,487	40,663	64,375	75,905
Income tax expense	7,037	9,287	14,055	18,709
Net loss in earnings of equity method investment	2,971	—	2,971	—
Net income	$28,479	$31,376	$47,349	$57,196

Net income per common share:
Basic	$0.59	$0.65	$0.98	$1.19
Diluted	$0.57	$0.63	$0.95	$1.16
Weighted average shares outstanding:
Basic	47,951,326	47,547,118	47,912,383	47,505,406
Diluted	49,218,521	48,948,315	48,962,835	48,857,405
Cash dividends paid per common share	$0.4150	$0.3750	$0.8200	$0.7400

(1) Includes share-based compensation expense as follows:
Cost of revenues	$129	$121	$250	$238
Sales and marketing	467	521	832	899
Research, development and engineering	355	281	788	518
General and administrative	6,116	4,639	11,617	7,522
Total	$7,067	$5,562	$13,487	$9,177

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$28,479	$31,376	$47,349	$57,196
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(14,648)	12,331	(8,338)	15,913
Change in fair value on available-for-sale investments, net of tax benefit of $512 and $512 for the three and six months ended June 30, 2018, respectively and zero and zero for the three and six months ended June 30, 2017, respectively	923	—	(1,577)	—
Other comprehensive (loss) income, net of tax	(13,725)	12,331	(9,915)	15,913
Comprehensive income	$14,754	$43,707	$37,434	$73,109

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$47,349	$57,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,475	79,225
Amortization of financing costs and discounts	5,749	6,307
Share-based compensation	13,487	9,177
Provision for doubtful accounts	8,729	5,623
Deferred income taxes, net	453	(3,679)
Changes in fair value of contingent consideration	9,900	(600)
Loss on equity investments	7,614	—
Decrease (increase) in:
Accounts receivable	50,306	11,195
Prepaid expenses and other current assets	649	2,527
Other assets	2,252	(105)
Increase (decrease) in:
Accounts payable and accrued expenses	(30,296)	(54,447)
Income taxes payable	(2,436)	(4,464)
Deferred revenue	4,637	1,817
Liability for uncertain tax positions	2,440	(4)
Other long-term liabilities	(1,015)	1,887
Net cash provided by operating activities	206,293	111,655
Cash flows from investing activities:
Purchases of equity method investment	(21,684)	—
Purchases of available-for-sale investments	(500)	(5)
Purchases of property and equipment	(28,558)	(18,945)
Acquisition of businesses, net of cash received	(103,202)	(36,430)
Purchases of intangible assets	(183)	(768)
Net cash used in investing activities	(154,127)	(56,148)
Cash flows from financing activities:
Issuance of long-term debt, net	—	636,178
Proceeds from line of credit, net	—	44,981
Repayment of line of credit	—	(225,000)
Repurchase and retirement of common stock	(3,356)	(6,738)
Issuance of common stock under employee stock purchase plan	135	133
Exercise of stock options	1,340	1,051
Dividends paid	(39,897)	(35,707)
Deferred payments for acquisitions	(1,308)	(3,339)
Other	(138)	(36)
Net cash (used in) provided by financing activities	(43,224)	411,523
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,120)	5,576
Net change in cash, cash equivalents and restricted cash	6,822	472,606
Net change in cash balance included in assets held for sale	—	(813)
Cash, cash equivalents and restricted cash at beginning of period	350,945	123,950
Cash, cash equivalents and restricted cash at end of period	$357,767	$595,743

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Fair Value Measurements

j2 Global complies with the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities.

As of June 30, 2018, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

2.    Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the practical expedient exception. An entity may elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate nonlease components from the associated lease components similar to the expedient that is afforded to lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt these ASUs January 1, 2019 and expects the adoption to have a material effect on its condensed consolidated balance sheet and disclosures. The Company continues to assess the effect of adoption and believes the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for capital and operating leases. The Company has both capital and operating leases, both domestically and internationally, with varying expiration dates through 2025 in the aggregate amount of $80.2 million for the period ended June 30, 2018. Significant changes in leasing activity between now and adoption are not expected. In addition, the Company continues to identify which practical expedients will be elected, if any.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

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

j2 Global also generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates other types of revenues, marketing and production services, and from other sources. Such other revenues are generally recognized over the period in which the products or services are delivered. Revenues are no longer generated in 2018 from certain marketing and production services as a result of the sale of certain Digital Media assets during 2017.

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 is as follows (in thousands):

	January 1, 2018	Adjustments due to ASU 2014-09	December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$234,195	$—	$234,195

Liabilities
Deferred revenue, current	93,656	(1,599)	95,255
Deferred revenue, non-current	47	—	47

Equity
Retained earnings	$724,661	$1,599	$723,062

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated financial statements (in thousands):

	June 30, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$179,716	$—	$179,716

Liabilities
Deferred revenue, current	116,580	(3,220)	113,360
Deferred revenue, non-current	6,986	—	6,986

Equity
Retained earnings	$730,725	$3,220	$733,945

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of ASC 606	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Statement of Income
Revenues
Total revenues	$287,889	$2,805	$290,694	$568,512	$4,820	$573,332
Expenses
Total expenses	259,410	—	259,410	521,163	—	521,163

Net income	28,479	2,805	31,284	47,349	4,820	52,169
Diluted EPS impact	$0.57	$0.06	$0.63	$0.95	$0.10	$1.05

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Digital Media	2018	2017	2018	2017
Advertising	$106,251	$107,240	$207,824	$199,694
Subscription	31,340	15,242	60,928	30,074
Other (1)	—	5,992	—	11,837
Total Digital Media revenues	$137,591	$128,474	$268,752	$241,605

Cloud Services
Subscription	$150,127	$143,418	$299,448	$283,751
Other	170	1,291	333	2,503
Total Cloud Services revenues	$150,297	$144,709	$299,781	$286,254

Corporate	$1	$—	$3	$—
Elimination of inter-segment revenues	—	(9)	(24)	(16)
Total Revenues	$287,889	$273,174	$568,512	$527,843

Timing of revenue recognition
Point in time	$866	$4,265	$1,941	$8,884
Over time	287,023	268,909	566,571	518,959
Total	$287,889	$273,174	$568,512	$527,843
(1) In the second quarter of 2018, the Company reclassified the Other revenues associated with its Digital Media segment to Advertising revenue.

The Company has recorded $74.5 million of revenue for the six months ended June 30, 2018 which was previously included in the contract liability balance as of the adoption date.

In connection with the acquisitions of ThreatTrack Security Holdings, Inc. and Mosaik Solutions, LLC (see Note 4 - Business Acquisitions), the Company acquired $24.3 million and $1.9 million of deferred revenue, respectively (subject to any purchase accounting adjustments).

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

The Company completed the following acquisitions during the first six months of fiscal 2018, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued capital of ThreatTrack Security Holdings, Inc., acquired on January 26, 2018, a Florida-based provider of cybersecurity solutions; (b) an asset purchase of Line2, Inc., acquired on June 18, 2018, a California-based provider of voice solutions; (c) a share purchase of all the membership interests of Mosaik Solutions, LLC, acquired on June 18, 2018, a Tennessee-based provider of mobile coverage data and network intelligence for mobile operators and network-dependent enterprises; and (d) one other immaterial acquisition of a digital health business.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of June 30, 2018, reflect the results of operations of all 2018 acquisitions. For the six months ended June 30, 2018, these acquisitions contributed $11.7 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $101.0 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Cash (1)	$1,413
Accounts receivable	4,199
Prepaid expenses and other current assets	1,403
Property and equipment	2,492
Trade names	8,380
Customer relationships	29,086
Goodwill	71,402
Other intangibles	18,635
Accounts payable and accrued expenses	(3,818)
Deferred revenue	(26,235)
Capital leases	(829)
Deferred tax liability	(820)
Other long-term liabilities	(2,931)
Total	$102,377
(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor expected to be released during 2018.

During the six months ended June 30, 2018, the purchase price accounting has been finalized for the following acquisitions: (i) WeCloud AB; (ii) ThreatTrack Security Holdings, Inc.; and (iii) one other immaterial email security business. The initial accounting for all other 2018 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2018, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Cloud Services segment which resulted in a net decrease in goodwill of $(1.0) million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net decrease in goodwill of $(0.4) million. Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of income for the six months ended June 30, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2018 is $71.4 million, of which $13.9 million is expected to be deductible for income tax purposes.

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

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Fair Value
June 30, 2018
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

December 31, 2017
Equity securities	$34,977	$—	$—	$34,977
Total	$34,977	$—	$—	$34,977

During the first six months of 2018, the Company recorded an unrealized loss to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment (see Note 6 - Fair Value Measurements).

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Corporate debt securities	$23,256	$47	$(2,135)	$21,168
Total	$23,256	$47	$(2,135)	$21,168

December 31, 2017
Corporate debt securities	$22,745	$—	$—	$22,745
Total	$22,745	$—	$—	$22,745

At June 30, 2018, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The following table summarizes j2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2018	December 31, 2017
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	21,168	22,745
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$21,168	$22,745

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

For these securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparable method, where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar securities. The cash flow model incorporates actual cash flows from the securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term. These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others.

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it more-likely-than-not that it will be required to sell prior to recovery, the full impairment is recognized immediately in earnings.

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,610	$(2,135)	$—	$—	$20,610	$(2,135)
Total	$20,610	$(2,135)	$—	$—	$20,610	$(2,135)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$22,745	$—	$—	$—	$22,745	$—
Total	$22,745	$—	$—	$—	$22,745	$—

As of June 30, 2018 and December 31, 2017, we did not recognize any other-than-temporary impairment losses.

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

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $34.6 million, inclusive of certain management fees, of which $21.7 million has been paid for the six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company recognized an investment loss of $3.0 million, net of tax benefit. The loss is presented in the Company’s condensed consolidated statement of income as loss from equity investments, net.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	June 30, 2018	December 31, 2017
Equity securities	$17,748	$—

As a limited partner, the Company’s maximum exposure to loss is $17.7 million and is limited to its proportional ownership in the partnership. In addition, the Company’s is not required to contribute capital in an aggregate amount in excess of its capital commitment and any expected losses will not be in excess of the Capital Account. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the Fund.

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

The fair value of our senior notes (8.0% senior unsecured notes at December 31, 2017 and 6.0% senior unsecured notes at June 30, 2018) (see Note 8 - Long-Term Debt) is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at June 30, 2018 and December 31, 2017 was $1.2 billion and $1.2 billion, respectively.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$129,637	$—	$—	$129,637
Corporate debt securities	—	21,168	—	21,168
Total assets measured at fair value	$129,637	$21,168	$—	$150,805

Liabilities:
Contingent consideration	$—	$—	$30,429	$30,429
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$30,429	$31,197

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$453	$—	$—	$453
Corporate debt securities	—	22,745	—	22,745
Total assets measured at fair value	$453	$22,745	$—	$23,198

Liabilities:
Contingent consideration	$—	$—	$20,477	$20,477
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$20,477	$21,245

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2018, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2018	$768
Balance as of June 30, 2018	$768

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2018	$20,477
Total fair value adjustments reported in earnings	9,900	General and administrative
Contingent consideration	829
Contingent consideration payments	(777)	Not applicable
Balance as of June 30, 2018	$30,429

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $29.6 million and $19.7 million at June 30, 2018 and December 31, 2017, respectively.

In connection with the acquisition of blackfriday.com, on November 7, 2017, the Company achieved certain earnings targets and, as a result, contingent consideration of $0.8 million was paid to the seller during the first quarter 2018 in connection with this acquisition.

In connection with the acquisition of Mosaik Solutions, on June 18, 2018, contingent consideration of up to an aggregate of $1.0 million may be payable upon achieving certain income thresholds and had a fair value of $0.8 million at June 30, 2018.

During the six months ended June 30, 2018, the Company recorded an increase in the fair value of the contingent consideration of $9.9 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2018 are as follows (in thousands):

	Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2018	$603,753	$592,858	$1,196,611
Goodwill acquired (Note 4)	66,709	4,693	71,402
Purchase accounting adjustments (1)	(1,014)	(428)	(1,442)
Foreign exchange translation	(5,339)	(418)	(5,757)
Balance as of June 30, 2018	$664,109	$596,705	$1,260,814
(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2018 and December 31, 2017 as follows (in thousands):

	June 30, 2018	December 31, 2017
Trade names	$27,379	$27,379
Other	4,306	5,432
Total	$31,685	$32,811

Intangible Assets Subject to Amortization:

As of June 30, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.1 years	$156,130	$57,280	$98,850
Patent and patent licenses	6.6 years	67,865	59,022	8,843
Customer relationships (1)	9.1 years	473,008	282,596	190,412
Other purchased intangibles	4.8 years	238,154	94,129	144,025
Total		$935,157	$493,027	$442,130
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

Amortization expense, included in general and administrative expense, approximated $33.8 million and $31.7 million for the three months ended June 30, 2018 and 2017, respectively, and $66.9 million and $62.5 million for the six month periods ended June 30, 2018 and 2017, respectively. Amortization expense is estimated to approximate $174.8 million, $96.7 million, $55.7 million, $40.3 million and $31.6 million for fiscal years 2018 through 2022, respectively, and $110.0 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of June 30, 2018.

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

The Indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of June 30, 2018, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of June 30, 2018.

As of June 30, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $658.1 million and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of June 30, 2018, the conversion rate is 14.6399 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.31 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of June 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 3.0 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Convertible Notes was approximately $539.4 million and $504.5 million, respectively.

Long-term debt as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(37,967)	(42,902)
Deferred issuance costs	(6,839)	(7,654)
Total long-term debt	1,007,694	1,001,944
Less: Current portion	—	—
Total long-term debt, less current portion	$1,007,694	$1,001,944

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed. A judicial pre-trial has been set for September 27, 2018, with an anticipated trial date of January 2020.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On August 1, 2018, the Eighth Circuit Court of Appeals granted an extension of time to file a petition for rehearing.

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

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes in all jurisdictions in which it has sales, based on the Company’s belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at June 30, 2018 were not material.
The June 2018 U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494, along with the application of existing, new or future rulings and laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.
The Company is currently under audit or is subject to audit for indirect taxes in several states and municipalities. The Company has a $4.6 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

10.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 18.3% and 22.8% for the three months ended June 30, 2018 and 2017, respectively, and 21.8% and 24.6% for the six months ended June 30, 2018 and 2017, respectively. Income before income taxes included income from domestic operations of $0.2 million and $9.2 million for the six months ended June 30, 2018 and 2017, respectively, and income from foreign operations of $64.1 million and $66.7 million for the six months ended June 30, 2018 and 2017, respectively.

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
The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, the Company recorded an estimated tax benefit of approximately $33.3 million. As of June 30, 2018, the Company has not adjusted its provisional estimate related to re-measurement of its deferred tax balances.
The Company was required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, the Company recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of June 30, 2018, the Company has not adjusted its provisional estimate of the transition tax.
The Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of June 30, 2018, the Company continues to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.

The Company is subject to a territorial tax system under the 2017 Tax Act, in which it is required to provide for tax on GILTI earned by certain foreign subsidiaries. Additionally, the Company is required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of June 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, the Company has not determined its accounting policy on the GILTI provisions. However, the standard requires that the Company reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, the Company has included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.
As of June 30, 2018 and December 31, 2017, the Company had $54.5 million and $52.2 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $16.6 million and $26.5 million for the six months ended June 30, 2018 and 2017, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $8.8 million and $6.0 million at June 30, 2018 and December 31, 2017, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years.

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

The Company was under audit by the Georgia Department of Revenue (“Georgia DOR”) for tax years 2014 through 2016. In June 2018, the Georgia DOR concluded its audit of tax years 2014 through 2016. The Company was assessed an insignificant amount of income tax and interest, which was paid.

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

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the six month period ended June 30, 2018, we repurchased zero shares under this program. Cumulatively at June 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2018, the Company purchased 31,839 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2018 and 2017:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018

Future dividends are subject to Board approval.

12.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2018, 253,667 shares underlying options and 7,460 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of June 30, 2018, 462,000 shares underlying options and 44,884 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	375,675	$31.30
Granted	400,000	75.03
Exercised	(60,008)	22.33
Canceled	—	—
Outstanding at June 30, 2018	715,667	$56.49	6.3	$21,554,729
Exercisable at June 30, 2018	306,467	$31.97	2.0	$16,745,537
Vested and expected to vest at June 30, 2018	578,284	$52.10	5.5	$19,954,021

The total intrinsic values of options exercised during the six months ended June 30, 2018 and 2017 were $3.4 million and $2.0 million, respectively.

The Company recognized $0.2 million and $50,000 of compensation expense related to stock options for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.4 million and $0.2 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 7.4 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 10.59% and 14.43% as of June 30, 2018 and 2017, respectively.

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

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2018 and 2017, the Company awarded 473,501 and 85,825 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2018 and 2017 were $52.95 and $72.20, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

June 30, 2018
Underlying stock price at valuation date	$82.11
Expected volatility	28.4%
Risk-free interest rate	2.89%

Restricted stock award activity for the six months ended June 30, 2018 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	605,566	$51.57
Granted	814,040	63.33
Vested	(113,087)	63.98
Canceled	(28,316)	78.23
Nonvested at June 30, 2018	1,278,203	$64.58

Restricted stock unit award activity for the six months ended June 30, 2018 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	38,400
Granted	20,044
Vested	(5,200)
Canceled	(900)
Outstanding at June 30, 2018	52,344	2.2	$4,533,514
Vested and expected to vest at June 30, 2018	41,666	1.9	$3,608,673

The Company recognized $6.6 million and $5.5 million of compensation expense related to restricted stock and restricted stock units for the three months ended June 30, 2018 and 2017, respectively, and $12.8 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had unrecognized share-based compensation cost of approximately $75.9 million and $36.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.8 years for awards and 3.6 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the j2 Global common stock at the end of the offering period. On February 2, 2018, the Company approved an amendment to the Company’s Amended and Restated 2001 Employee Stock Purchase Plan, to be effective May 1, 2018, such that (i) the purchase price for each offering period shall be 85% of the lesser of the fair market value of a share of common stock of the Company (a “Share”) on the beginning or the end of the offering period, rather than 95% of the fair market value of a Share at the end of the offering period, and (ii) each offering period will be six months, rather than three months.

j2 Global performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 0.10% as of June 30, 2018.

For the six months ended June 30, 2018 and 2017, 1,781 and 1,606 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $135,000 and $133,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, 1,621,462 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.2 million and zero of compensation expense related to the Purchase Plan for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and zero of compensation expense related to the Purchase Plan for the six months ended June 30, 2018 and 2017, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

June 30, 2018
Risk-free interest rate	2.02%
Expected term (in years)	0.5
Dividend yield	1.03%
Expected volatility	22.21%
Weighted average volatility	22.21%

13.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$28,479	$31,376	$47,349	$57,196
Net income available to participating securities (a)	(424)	(401)	(635)	(708)
Net income available to j2 Global, Inc. common shareholders	$28,055	$30,975	$46,714	$56,488
Denominator:
Weighted-average outstanding shares of common stock	47,951,326	47,547,118	47,912,383	47,505,406
Dilutive effect of:
Equity incentive plans	149,967	235,814	136,636	239,367
Convertible debt (b)	1,117,228	1,165,383	913,816	1,112,632
Common stock and common stock equivalents	49,218,521	48,948,315	48,962,835	48,857,405
Net income per share:
Basic	$0.59	$0.65	$0.98	$1.19
Diluted	$0.57	$0.63	$0.95	$1.16

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended June 30, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the six months ended June 30, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues by segment:
Cloud Services	$150,297	$144,709	$299,781	$286,254
Digital Media	137,591	128,474	268,752	241,605
Elimination of inter-segment revenues	—	(9)	(24)	(16)
Total segments revenues	287,888	273,174	568,509	527,843
Corporate	1	—	3	—
Total revenues	287,889	273,174	568,512	527,843

Direct costs by segment(1):
Cloud Services	92,115	86,610	184,709	171,854
Digital Media	134,378	118,335	268,960	234,968
Direct costs by segment(1)	226,493	204,945	453,669	406,822

Cloud Services operating income(2)	58,182	58,099	115,072	114,400
Digital Media operating income	3,213	10,139	(208)	6,637
Segment operating income	61,395	68,238	114,864	121,037

Global operating costs(2)	7,012	9,678	14,323	14,502
Income from operations	$54,383	$58,560	$100,541	$106,535

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

	June 30, 2018	December 31, 2017
Assets:
Cloud Services	$1,084,652	$1,078,577
Digital Media	1,226,521	1,317,113
Total assets from reportable segments	2,311,173	2,395,690
Corporate	169,486	57,403
Total assets	$2,480,659	$2,453,093

	Six Months Ended June 30,
	2018	2017
Capital expenditures:
Cloud Services	$6,611	$2,804
Digital Media	21,947	16,141
Total from reportable segments	28,558	18,945
Corporate	—	—
Total capital expenditures	$28,558	$18,945

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
Cloud Services	$14,812	$17,189	$29,190	$33,953
Digital Media	28,056	22,714	55,170	45,272
Total from reportable segments	42,868	39,903	84,360	79,225
Corporate	989	—	2,115	—
Total depreciation and amortization	$43,857	$39,903	$86,475	$79,225

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
United States	$218,996	$202,493	$428,072	$388,255
Canada	18,528	19,351	38,150	38,752
Ireland	17,013	18,479	34,114	36,380
All other countries	33,352	32,851	68,176	64,456
	$287,889	$273,174	$568,512	$527,843

	June 30, 2018	December 31, 2017
Long-lived assets:
United States	$463,582	$452,143
All other countries	69,629	80,571
Total	$533,211	$532,714

15.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(2,500)	$(22,780)	$(25,280)
Other comprehensive income (loss)	923	(14,648)	(13,725)
Net current period other comprehensive income (loss)	923	(14,648)	(13,725)
Ending balance	$(1,577)	$(37,428)	$(39,005)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the six months ended June 30, 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(29,090)	$(29,090)
Other comprehensive (loss) income	(1,577)	(8,338)	(9,915)
Net current period other comprehensive (loss) income	(1,577)	(8,338)	(9,915)
Ending balance	$(1,577)	$(37,428)	$(39,005)

16.Subsequent Events

On July 6, 2018, the Company paid a capital call notice from the management of OCV Management, LLC, for approximately $12.9 million, inclusive of certain management fees.

On July 13, 2018, in a cash transaction, the Company acquired certain assets of bestblackfriday.com, an online business providing deals, offers, commerce related content and email marketing to consumers.

On July 19, 2018, in a cash transaction, the Company acquired through a share purchase all the issued capital of DemandShore Inc., a provider of lead generation to sales and marketing professionals across B2B technology companies globally.

On August 8, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4250 per share of j2 Global common stock payable on September 4, 2018 to all stockholders of record as of the close of business on August 20, 2018.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦
Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;

◦	Maintain and increase our Cloud Services customer base and average revenue per user;

◦
Generate sufficient cash flow to make interest and debt payments, reinvest in our business, and pursue desired activities and businesses plans while satisfying restrictive covenants relating to debt obligations;

◦	Acquire businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;

◦
Continue to expand our businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of  revenues, or the implementation of adverse regulations;

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

◦	Compete with other similar providers with regard to price, service, and functionality;

◦	Cost-effectively procure, retain and deploy large quantities of telephone numbers in desired locations in the United States and abroad;

◦
Achieve business and financial objectives in light of burdensome domestic and international telecommunications, internet or other regulations, including regulations related to data privacy, access, security, retention, and sharing;

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

Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services segment as of and for the three and six months ended June 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscriber revenues:
Fixed	$123,648	$117,556	$244,487	$233,282
Variable	26,479	25,862	54,961	50,469
Total subscriber revenues	$150,127	$143,418	$299,448	$283,751
Other license revenues	170	1,291	333	2,503
Total revenues	$150,297	$144,709	$299,781	$286,254

Percentage of total subscriber revenues:
Fixed	82.4%	82.0%	81.6%	82.2%
Variable	17.6%	18.0%	18.4%	17.8%

Total revenues:
Number-based	$98,488	$95,490	$197,179	$188,928
Non-number-based	51,809	49,219	102,602	97,326
Total revenues	$150,297	$144,709	$299,781	$286,254

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.68	$15.28
Cancel Rate(3)	2.0%	2.1%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Visits	1,760	1,352	3,420	2,754
Page views	6,308	6,054	12,613	11,440
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018. During the three months ended June 30, 2018, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2018
Cloud Services Segment
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

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
Revenues	$287,889	$273,174	5%	$568,512	$527,843	8%

Our revenues consist of revenues from our Cloud Services segment and from our Digital Media segment. Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Cloud Services revenues from IP licensing. Digital Media revenues is primarily derived from advertising revenues and subscription to services and information revenues consisting of fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues in 2018 have increased over the comparable three and six month periods of 2017 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
Cost of revenue	$47,749	$43,159	11%	$95,894	$83,969	14%
As a percent of revenue	17%	16%		17%	16%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, editorial and production costs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2018 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2017 that resulted in additional editorial and production, network operations, and online processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
Sales and Marketing	$83,171	$80,862	3%	$169,482	$158,339	7%
As a percent of revenue	29%	30%		30%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2018 was $36.2 million (primarily consists of $23.6 million of third-party advertising costs and $9.8 million of personnel costs) compared to 2017 of $34.4 million (primarily consists of $23.0 million of third-party advertising costs and $10.1 million of personnel costs). Advertising cost for the six months ended June 30,

2018 was $74.7 million (primarily consists of $48.9 million of third-party advertising costs and $20.3 million of personnel costs) compared to 2017 of $66.0 million (primarily consists of $43.7 million of third-party advertising costs and $20.1 million of personnel costs). The increase in sales and marketing expenses for the three and six months ended June 30, 2018 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of businesses acquired in and subsequent to the second quarter 2017 within the Digital Media segment.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
Research, Development and Engineering	$11,252	$11,555	(3)%	$23,462	$23,307	1%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The decrease in research, development and engineering costs for the three months ended June 30, 2018 versus the prior comparable period was primarily due to the capitalization of certain personnel costs associated with the development of internally-developed software and a reduction in expenses for professional services. Research, development and engineering costs for the six months ended June 30, 2018 remained consistent with the prior comparable period.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
General and Administrative	$91,334	$79,038	16%	$179,133	$155,693	15%
As a percent of revenue	32%	29%		32%	29%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2018 versus the prior comparable periods was primarily due to additional amortization of intangible assets, depreciation of fixed assets, personnel costs relating to businesses acquired in and subsequent to the second quarter 2017, fair value adjustments to contingent consideration, severance costs associated with acquisitions and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$129	$121	$250	$238
Operating expenses:
Sales and marketing	467	521	832	899
Research, development and engineering	355	281	788	518
General and administrative	6,116	4,639	11,617	7,522
Total	$7,067	$5,562	$13,487	$9,177

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $15.5 million and $13.7 million for the three months ended June 30, 2018 and 2017, respectively, and $31.3 million and $26.1 million for the six months ended June 30, 2018 and 2017, respectively. Interest expense, net increased over the prior comparable periods primarily due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes; partially offset by increased interest income on cash, cash equivalents and investments.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense, net was $0.4 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively. The decrease over the prior comparable period is due to decreased losses on currency exchange. Other expense, net was $4.9 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase is primarily due to a loss on equity investments of $3.7 million; partially offset by decreased losses on currency exchange over the prior comparable period.

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

We record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, we recorded an estimated tax benefit of approximately $33.3 million. As of June 30, 2018, we did not adjust the provisional estimate related to re-measurement of deferred tax balances.

We were required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, we recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of June 30, 2018, we have not adjusted the provisional estimate of the transition tax.

We were unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of June 30, 2018, we continue to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.

We are subject to a territorial tax system under the 2017 Tax Act. We are required to provide for tax on GILTI earned by certain of our foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of June 30, 2018, we continue our evaluation of the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined an accounting policy on the GILTI provisions. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

Provision for income taxes amounted to $7.0 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively, and $14.1 million and $18.7 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 18.3% and 22.8% for the three months ended June 30, 2018 and 2017, respectively, and 21.8% and 24.6% for the six months ended June 30, 2018 and 2017, respectively.

The decrease in our effective income tax rate for the three and six months ended June 30, 2018 was primarily attributable to the following:

1.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018; and

2.	a decrease during 2018 in the amount of deemed distribution income (Section 956) from our foreign subsidiaries; partially offset by

3.	an increase in tax expense during 2018 due to tax law changes requiring certain income earned by foreign subsidiaries to be included in the income of the U.S. shareholder.

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

Equity Method Investment

Net loss in earnings of equity method investment. Net loss in earnings of equity method investment is generated primarily from our investment in the OCV fund and is presented net of tax. Net loss in earnings of equity method investment was $3.0 million, net of tax benefit for the three and six months ended June 30, 2018 and is primarily attributable to our pro-rata portion of the annual management fees.

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

Cloud Services
The following segment results are presented for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
External net sales	$150,297	$144,709	$299,781	$286,254
Inter-segment net sales	—	—	—	—
Segment net sales	150,297	144,709	299,781	286,254
Cost of revenues	30,680	29,935	61,680	59,033
Gross profit	119,617	114,774	238,101	227,221
Operating expenses	61,435	56,675	123,029	112,821
Segment operating income	$58,182	$58,099	$115,072	$114,400

Cloud Services’ net sales of $150.3 million for the three months ended June 30, 2018 increased $5.6 million, or 3.9%, and segment net sales of $299.8 million for the six months ended June 30, 2018 increased $13.5 million, or 4.7%, from the prior comparable periods due to business acquisitions.
Cloud Services’ gross profit of $119.6 million for the three months ended June 30, 2018 increased $4.8 million, or 4.2%, and segment gross profit of $238.1 million for the six months ended June 30, 2018 increased $10.9 million, or 4.8%, from the prior comparable periods primarily due to business acquisitions.
Cloud Services’ operating expenses of $61.4 million for the three months ended June 30, 2018 increased $4.8 million, and segment operating expenses of $123.0 million for the six months ended June 30, 2018 increased $10.2 million, from the prior comparable periods primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period (b) increased bad debt expense; and (c) an allocation of certain shared Corporate operating costs.
As a result of these factors, segment operating income of $58.2 million for the three months ended June 30, 2018 increased $0.1 million, or 0.1%, and segment operating income of $115.1 million for the six months ended June 30, 2018 increased $0.7 million, or 0.6% from the prior comparable periods.
Digital Media
 The following segment results are presented for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
External net sales	$137,591	$128,465	$268,728	$241,589
Inter-segment net sales	—	9	24	16
Segment net sales	137,591	128,474	268,752	241,605
Cost of revenues	17,069	13,224	34,213	24,936
Gross profit	120,522	115,250	234,539	216,669
Operating expenses	117,309	105,111	234,747	210,032
Segment operating income (loss)	$3,213	$10,139	$(208)	$6,637
Digital Media’s net sales of $137.6 million for the three months ended June 30, 2018 increased $9.1 million, or 7.1%, and segment net sales of $268.8 million for the six months ended June 30, 2018 increased $27.1 million or 11.2%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s gross profit of $120.5 million for the three months ended June 30, 2018 increased $5.3 million, or 4.6%, and segment gross profit of $234.5 million for the six months ended June 30, 2018 increased $17.9 million, or 8.2%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s operating expenses of $117.3 million for the three months ended June 30, 2018 increased $12.2 million and segment operating expenses of $234.7 million for the six months ended June 30, 2018 increased $24.7 million from the prior comparable periods primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs.
As a result of these factors, segment operating income (loss) of $3.2 million for the three months ended June 30, 2018 decreased $6.9 million, or 68.3%, and segment operating income (loss) of $(0.2) million for the six months ended June 30, 2018 decreased $6.8 million, or 103.1% from the prior comparable periods.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2018, we had cash and investments of $428.0 million compared to $408.7 million at December 31, 2017. The increase in cash and investments resulted primarily from cash from operations, partially offset by business acquisitions, dividends and interest paid, and purchases of property and equipment. At June 30, 2018, cash and investments consisted of cash and cash equivalents of $357.4 million. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of June 30, 2018, cash and investments held within domestic and foreign jurisdictions were $215.1 million and $212.9 million, respectively. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S withholding taxes upon repatriation in certain non-U.S. jurisdictions.

On February 2, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018. On May 3, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4150 per share of j2 Global common stock payable on June 1, 2018 to all stockholders of record as of the close of business on May 18, 2018. On August 8, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4250 per share of j2 Global common stock payable on September 4, 2018 to all stockholders of record as of the close of business on August 20, 2018. Future dividends are subject to Board approval.

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

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $34.6 million, inclusive of certain management fees, of which $21.7 million has been paid for the six months ended June 30, 2018.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $206.3 million and $111.7 million for the six months ended June 30, 2018 and 2017, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2018 compared to 2017 was primarily attributable to a decrease in accounts receivable and increased depreciation and amortization; partially offset by a decrease in accounts payable and accrued expenses. Our cash, cash equivalents and restricted cash were $357.8 million and $350.9 million at June 30, 2018 and December 31, 2017, respectively.

Net cash used in investing activities was $154.1 million and $56.1 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments. For the six months ended June 30, 2017, net cash used in investing activities was primarily attributable to business acquisitions and capital expenditures associated with the purchase of property and equipment. The increase in our net cash used in investing activities in 2018 compared to 2017 was primarily due to additional business acquisitions.

Net cash (used in) provided by financing activities was $(43.2) million and $411.5 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. For the six months ended June 30, 2017, net cash provided by financing activities was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit, dividends paid, repurchases of stock and business acquisitions. The change in net cash used in financing activities in 2018 compared to 2017 was primarily attributable to the proceeds from the issuance of long-term debt; partially offset by the net payment associated with the payment in full of our line of credit in the prior comparable period.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. During the six month period ended June 30, 2018, we repurchased zero shares under this program. Cumulatively at June 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018:

	Payments Due in (in thousands)
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$402,500	$—	$650,000	$1,052,500
Long-term debt - interest (b)	26,041	52,081	52,081	45,541	39,000	117,000	331,744
Operating leases (c)	9,680	18,171	14,547	12,680	11,880	13,207	80,165
Capital leases (d)	152	299	185	101	—	—	737
Telecom services and co-location facilities (e)	2,230	2,859	2,071	875	230	—	8,265
Holdback payment (f)	2,307	750	750	—	—	—	3,807
Transition Tax (g)	—	3,807	3,807	3,807	3,807	28,553	43,781
Self-Insurance (h)	5,826	767	—	—	—	—	6,593
Other (i)	951	1,363	662	614	598	—	4,188
Total	$47,187	$80,097	$74,103	$466,118	$55,515	$808,760	$1,531,780

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings.

(h)	These amounts represent health and dental insurance plans in connection to self-insurance.

(i)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of June 30, 2018, our liability for uncertain tax positions was $54.5 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2018, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2018, we had investments in debt securities with effective maturities greater than one year of approximately $21.2 million. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $357.4 million and $350.9 million, respectively.

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

Foreign exchange losses for the three months ended June 30, 2018 and 2017 were $0.2 million and $4.2 million, respectively, and for the six months ended June 30, 2018 and 2017 were $2.0 million and $4.6 million, respectively. The decrease in losses to our earnings in the current period were attributable to decreased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2018 and 2017 were $(14.6) million and $12.3 million, respectively, and for the six months ended June 30, 2018 and 2017 were $(8.3) million and $15.9 million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the 10-K Risk Factors, except for the risks described below to reflect that the potential impact of a recent U.S. Supreme Court case on the Company’s tax risks, that the General Data Protection Regulation (EU) 2016/679 (“GDPR”) is now in effect, that California’s legislature recently enacted the California Consumer Privacy Act effective January 1, 2020 (“CCPA”) and other changes related to the Risk Factors which address these issues.

Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.

We are a U.S.-based multinational company subject to taxes in the U.S. and numerous foreign jurisdictions, including Ireland, where a number of our subsidiaries are organized. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

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

Additionally, the tax project initiated by the Organization for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Sharing (“BEPS”) and other similar initiatives could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study, many OECD countries have acknowledged their intention to implement the actions and update their local tax laws. The extent (if any) to which countries in which we operate adopt and implement these actions could have a material adverse impact on our effective tax rate, income tax expense, financial condition, results of operations, and cash flows.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We are currently under audit by the IRS for tax years 2012 through 2016 and the California Franchise Tax Board (“FTB”) for tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. We are also under audit or review by other state and foreign taxing authorities for various periods. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.

In addition, due to the global nature of the internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales taxes on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No.17-494 reversed a longstanding precedent that remote sellers are not required to collect state and local sales taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. The application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. The application of these taxes on our business could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

Moreover, we are currently under audit for indirect taxes in several states and municipalities. We currently have no material financial reserves established with respect to indirect taxes. If a material indirect tax liability associated with prior periods were to be recorded, it could materially affect our financial results for the period in which it is recorded.

Furthermore, much of our Digital Media e-commerce revenue comes from arrangements in which we are paid by retailers to promote their digital product and service offers on our sites. Certain states have implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of such states if a publisher, such as us, that facilitated that sale is a resident of such state. Paid retailers in our marketplace that do not currently have sales tax nexus in any state that subsequently passes similar regulations and in which we have operations, employees or contractors now or in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in such state, or cease using our marketplace, each of which could adversely impact our business, financial condition, and operating results.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We do not collect and remit sales and use, telecommunications, or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit such taxes there. The recent U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494 reversed existing constitutional precedent that remote sellers are not required to collect and remit such taxes. The Company is evaluating the impact of the ruling. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, data privacy, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital and Cloud Services segments utilize contractors, freelancers and/or staff from third party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by the relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled and evolving. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing, and security of data that we receive from and about our users. Our privacy and cookie policies and practices concerning the collection, use, and disclosure of user data are posted on our websites.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act (“COPPA”) is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, the Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances, as well as other federal, state or international laws and legislative efforts designed to protect children on the internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

In certain instances, we may be subject to enhanced privacy obligations based on the type of information we store and process. While we believe we are in compliance with the relevant laws and regulations, we could be subject to enforcement actions, fines, forfeitures, and other adverse actions.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to the GDPR and European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing and potential users. We believe that our email practices comply with the requirements of the CAN-SPAM Act, state laws, and applicable foreign legislation. If we were ever found to be in violation of these laws and regulations, or any other laws or regulations, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Many third-parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. The issue is currently under litigation and there is a split in the federal court of appeals circuits as to what the ADA requires. Certain appellate circuits have found that websites standing alone are subject to the ADA and therefore must be accessible to people with disabilities. Other circuits, including the Ninth Circuit, which has appellate jurisdiction over federal district courts in California and is where our company is headquartered, have found that in order for websites to be places of public accommodation, and therefore subject to the ADA there must be both a nexus between the website and the goods and services the website provides as well as a physical brick and mortar location for consumers. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications.

We believe we are in compliance with relevant law. If the law changes or if certain courts with appellate jurisdiction outside of California attempt to exercise jurisdiction over us and find that our website and mobile applications must comply with the ADA, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business, we may become subject to injunctive relief, plaintiffs may be able to recover attorneys’ fees, and it is possible that, while the ADA does not provide for monetary damages, we become subject to such damages through state consumer protection or other laws. It is possible that these potential liabilities could cause a material adverse effect on our operations and harm our business reputation.

Native advertising is an increasing part of our Digital Media segment’s online advertising revenue. On December 22, 2015, the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often “resemble the design, style, and functionality of the media in which they are disseminated.” The Company believes it is compliant with the requirements of these guidelines on our current practices and offerings. However, we will continue to monitor what effect this guideline and other related government regulations, and how the FTC enforces same could have on our native advertising and branded content business. In addition, the timing and extent of any enforcement by the FTC with regard to the native advertising practices by the Company, or others, could reduce the revenue we generate from this line of business.

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. The GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., j2 Global, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., the Privacy Shield may not be adequate for all data transfers between the EU and U.S. It is also unclear whether the United Kingdom (“UK”) will offer a similar program to Privacy Shield if the UK leaves the EU. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We cannot predict how or if this issue will be resolved nor can we evaluate any potential liability at this time.

The Company has put into place various alternative frameworks and grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S. including reviewing Company’s data collection process, procedures and putting into place Data Processing Agreements with vendors, partners and other third parties. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that j2 Global continues to implement will be found to be consistent with relevant laws nor can we evaluate what, if any, potential liability may be at this time.

On June 28, 2018, the California legislature enacted the CCPA, which imposes numerous regulations related to the processing of personal data of California consumers. The Company is assessing the impact of this law on its business and operations.

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing, or security of personal information, or other privacy, data-retention or data protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, which could adversely affect our business. Changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, limit the amount and type of data we can collect, transfer, share, or sell, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

The GDPR imposes significant compliance costs and exposes the Company to substantial risks.

The EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in a variation of privacy standards from country to country. The GDPR harmonizes EU data privacy laws and contains significant obligations and requirements that have resulted in a greater compliance burden with respect to our operations and data use in Europe, which will continue to increase our costs. Additionally, government authorities will have more power to enforce compliance and impose substantial penalties for any failure to comply. In addition, individuals have the right to compensation under the GDPR. In the event the Company fails to maintain compliance, the Company could be exposed to material damages, costs and/or fines if an EU government authority or EU resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the six month period ended June 30, 2018, we repurchased zero shares under this program. Cumulatively at June 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2018 - April 30, 2018	—	$—	—	1,938,689
May 1, 2018 - May 31, 2018	25,643	$86.18	—	1,938,689
June 1, 2018 - June 30, 2018	6,196	$86.37	—	1,938,689
Total	31,839		—	1,938,689

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	August 9, 2018	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2018	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.