Form 10-Q
period 2018-09-30
J2 GLOBAL, INC.
filed 2018-11-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the registrant had 49,288,344 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$303,524	$350,945
Accounts receivable, net of allowances of $9,803 and $8,701, respectively	176,758	234,195
Prepaid expenses and other current assets	33,864	35,287
Total current assets	514,146	620,427
Long-term investments	82,517	57,722
Property and equipment, net	98,016	79,773
Trade names, net	136,748	123,947
Patent and patent licenses, net	8,062	10,871
Customer relationships, net	206,955	193,606
Goodwill	1,314,301	1,196,611
Other purchased intangibles, net	145,217	157,327
Other assets	11,201	12,809
TOTAL ASSETS	$2,517,163	$2,453,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$158,919	$169,837
Income taxes payable, current	8,186	—
Deferred revenue, current	126,931	95,255
Other current liabilities	415	10
Total current liabilities	294,451	265,102
Long-term debt	1,010,566	1,001,944
Deferred revenue, noncurrent	5,546	47
Income taxes payable, noncurrent	39,974	43,781
Liability for uncertain tax positions	55,694	52,216
Deferred income taxes, noncurrent	34,724	38,264
Other long-term liabilities	31,386	31,434
TOTAL LIABILITIES	1,472,341	1,432,788
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued and outstanding 48,018,663 and 47,854,510 shares, respectively	480	479
Additional paid-in capital	345,670	325,854
Retained earnings	740,433	723,062
Accumulated other comprehensive loss	(41,761)	(29,090)
TOTAL STOCKHOLDERS’ EQUITY	1,044,822	1,020,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,517,163	$2,453,093

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$292,724	$273,616	$861,236	$801,458

Cost of revenues (1)	49,217	42,371	145,112	126,339
Gross profit	243,507	231,245	716,124	675,119
Operating expenses:
Sales and marketing (1)	80,708	79,432	250,190	237,772
Research, development and engineering (1)	11,950	12,431	35,412	35,737
General and administrative (1)	93,792	76,425	272,926	232,118
Total operating expenses	186,450	168,288	558,528	505,627
Income from operations	57,057	62,957	157,596	169,492
Interest expense, net	15,175	25,326	46,428	51,406
Other expense (income), net	1,239	(3,890)	6,150	660
Income before income taxes and net loss in earnings of equity method investment	40,643	41,521	105,018	117,426
Income tax expense	9,310	9,163	23,365	27,872
Net loss in earnings of equity method investment	610	—	3,581	—
Net income	$30,723	$32,358	$78,072	$89,554

Net income per common share:
Basic	$0.63	$0.67	$1.61	$1.86
Diluted	$0.61	$0.66	$1.57	$1.81
Weighted average shares outstanding:
Basic	48,009,953	47,609,819	47,945,264	47,540,593
Diluted	49,279,217	48,521,082	49,068,653	48,745,680
Cash dividends paid per common share	$0.4250	$0.3850	$1.2450	$1.1250

(1) Includes share-based compensation expense as follows:
Cost of revenues	$128	$120	$378	$357
Sales and marketing	548	365	1,380	1,265
Research, development and engineering	399	296	1,187	815
General and administrative	6,831	3,782	18,448	11,303
Total	$7,906	$4,563	$21,393	$13,740

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$30,723	$32,358	$78,072	$89,554
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,934)	7,703	(11,272)	23,616
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $58 and ($454) for the three and nine months ended September 30, 2018, respectively and zero and zero for the three and nine months ended September 30, 2017, respectively	178	—	(1,399)	—
Other comprehensive (loss) income, net of tax	(2,756)	7,703	(12,671)	23,616
Comprehensive income	$27,967	$40,061	$65,401	$113,170

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)	Nine Months Ended September 30,
Cash flows from operating activities:	2018	2017
Net income	$78,072	$89,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132,850	118,597
Amortization of financing costs and discounts	8,692	9,094
Share-based compensation	21,393	13,740
Provision for doubtful accounts	13,992	9,099
Deferred income taxes, net	559	3,859
Loss on extinguishment of debt and related interest expense	—	7,962
Gain on sale of businesses	—	(4,715)
Changes in fair value of contingent consideration	14,400	(600)
Loss on equity investments	8,421	—
Decrease (increase) in:
Accounts receivable	49,937	4,711
Prepaid expenses and other current assets	(3,771)	(264)
Other assets	1,714	134
Increase (decrease) in:
Accounts payable and accrued expenses	(38,508)	(48,724)
Income taxes payable	(4,304)	(26,359)
Deferred revenue	7,042	(75)
Liability for uncertain tax positions	3,678	1,554
Other long-term liabilities	(51)	1,429
Net cash provided by operating activities	294,116	178,996
Cash flows from investing activities:
Purchases of equity method investment	(34,558)	—
Purchases of available-for-sale investments	(500)	(5)
Purchases of property and equipment	(44,928)	(29,483)
Acquisition of businesses, net of cash received	(191,567)	(47,268)
Proceeds from sale of businesses, net of cash divested	—	33,508
Purchases of intangible assets	(183)	(1,320)
Net cash used in investing activities	(271,736)	(44,568)
Cash flows from financing activities:
Issuance of long-term debt, net	—	636,598
Payment of debt	—	(255,000)
Proceeds from line of credit, net	—	44,981
Repayment of line of credit	—	(225,000)
Repurchase and retirement of common stock	(4,167)	(7,862)
Issuance of common stock under employee stock purchase plan	135	194
Exercise of stock options	1,419	1,108
Dividends paid	(60,654)	(54,346)
Deferred payments for acquisitions	(3,558)	(5,062)
Other	(330)	(45)
Net cash (used in) provided by financing activities	(67,155)	135,566
Effect of exchange rate changes on cash and cash equivalents	(2,646)	8,600
Net change in cash and cash equivalents	(47,421)	278,594
Cash and cash equivalents at beginning of period	350,945	123,950
Cash and cash equivalents at end of period	$303,524	$402,544
See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(UNAUDITED)

1.	Basis of Presentation

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet services. Through our Cloud Services segment, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services segment includes fax, voice, backup, security and email marketing products. Our Digital Media segment specializes in the technology, gaming, lifestyle and healthcare markets, offering content, tools and services to consumers and businesses.
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

Investments

The Company accounts for its investments in debt securities in accordance with ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). Debt investments are typically comprised of corporate debt securities. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Trading securities are those investments that the Company intends to sell within a few hours or days and are carried at fair value, with unrealized gains and losses included in investment income. Available-for-sale securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. All debt securities are accounted for on a specific identification basis.

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

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

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

As of September 30, 2018, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

2.    Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the practical expedient exception. An entity may elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU No. 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate nonlease components from the associated lease components similar to the expedient that is afforded to lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt these ASUs January 1, 2019 and expects the adoption to have a material effect on its condensed consolidated balance sheet and disclosures. The Company continues to assess the effects of adoption and believes the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for capital and operating leases in addition to expanded disclosures as a result of the adoption of this ASU. The Company has both capital and operating leases, both domestically and internationally, with varying expiration dates through 2025 in the aggregate amount of $78.1 million for the period ended September 30, 2018. Significant changes in leasing activity between now and adoption are not expected.

The Company has determined to elect, as an accounting policy, not to recognize ROU assets or lease liabilities for leases that, at the acquisition date, have a remaining lease term of 12 months or less. In addition, the Company has determined that it will elect and apply the available transition practical expedients upon adoption. By electing these practical expedients, the Company will:

•	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

•	not reassess lease classification for expired or existing leases;

•	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842

•	use hindsight in determining the lease term, assessing the likelihood that lessee renewal, termination or purchase option will be exercised; and

•	use hindsight for lessees, in assessing the impairment of ROU assets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and should be adopted on a prospective basis. The Company has adopted this ASU on a prospective basis in the third quarter of 2018 and has determined there to be no impact on our financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. federal tax legislation, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. The adoption of this ASU is not expected to have a material impact on our financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU is not expected to have a material impact on our financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect of this ASU on our financial statements and related disclosures.

3.Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services and from subscriptions to services and information. Payment is received in arrears by check or wire and includes terms aligned with the industry standard of 90 days or less.

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 is as follows (in thousands):

	January 1, 2018	Adjustments due to ASU No. 2014-09	December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$234,195	$—	$234,195

Liabilities
Deferred revenue, current	93,656	(1,599)	95,255
Deferred revenue, noncurrent	47	—	47

Equity
Retained earnings	$724,661	$1,599	$723,062

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated financial statements (in thousands):

	September 30, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$176,758	$—	$176,758

Liabilities
Deferred revenue, current	126,931	(6,103)	120,828
Deferred revenue, noncurrent	5,546	—	5,546

Equity
Retained earnings	$740,433	$6,103	$746,536

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of ASC 606	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Statement of Income
Revenues
Total revenues	$292,724	$2,882	$295,606	$861,236	$7,702	$868,938
Expenses
Total expenses	262,001	—	262,001	783,164	—	783,164

Net income	30,723	2,882	33,605	78,072	7,702	85,774
Diluted EPS impact	$0.61	$0.06	$0.67	$1.57	$0.16	$1.73

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Media	2018	2017	2018	2017
Advertising	$107,864	$109,291	$315,689	$308,985
Subscription	34,791	17,912	95,718	47,987
Other (1)	—	662	—	12,498
Total Digital Media revenues	$142,655	$127,865	$411,407	$369,470

Cloud Services
Subscription	$149,892	$144,564	$449,341	$428,314
Other	202	1,223	535	3,725
Total Cloud Services revenues	$150,094	$145,787	$449,876	$432,039

Corporate	$2	$—	$4	$—
Elimination of inter-segment revenues	(27)	(36)	(51)	(51)
Total Revenues	$292,724	$273,616	$861,236	$801,458

Timing of revenue recognition
Point in time	$1,019	$6,690	$2,960	$15,574
Over time	291,705	266,926	858,276	785,884
Total	$292,724	$273,616	$861,236	$801,458
(1) In the second quarter of 2018, the Company reclassified the Other revenues associated with its Digital Media segment to Advertising revenue.

The Company has recorded $67.9 million of revenue for the nine months ended September 30, 2018 which was previously included in the contract liability balance as of the adoption date. The prior quarter disclosure of $74.5 million for the six months ended June 30, 2018 included $17.5 million of revenue recognized related to contract liabilities generated after the adoption date. As a result, such revenue is excluded from the disclosure for the nine months ended September 30, 2018.

As of September 30, 2018, the , the Company acquired $33.2 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to any purchase accounting adjustments.

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

Performance Obligations Satisfied Over Time

The Company’s Digital Media segment consists primarily of performance obligations that are satisfied over time. This was determined based on a review of the contracts and the nature of the services offered, where the customer simultaneously receives and consumes the benefit of the services provided. Satisfaction of these performance obligations is evidenced in the following ways:

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

The Company’s Cloud Services segment consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•	Faxing capabilities are provided

•	Voice services are delivered

•	Email marketing services are delivered

•	Security solutions, including email and endpoint are provided

•	Online data backup capabilities are provided

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

Performance Obligations Satisfied at a Point in Time

The Company’s Digital Media segment has technology subscriptions that have standalone functionality. As a result, they are considered to be functional intellectual property where the performance obligations are satisfied at a point in time. This is evidenced once a digital key is delivered to the customer. Once the key is delivered to the customer, the customer has full control of the technology and the Company has no further performance obligations. The Company has concluded that revenue is recognized once the digital key is delivered. The Company believes that this method is a faithful depiction of the transfer of goods and services.

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

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid on renewal of the customer contract. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

4.Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, acquire skilled personnel and enter into other jurisdictions.

The Company completed the following acquisitions during the first nine months of fiscal 2018, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued capital of ThreatTrack Security Holdings, Inc., acquired on January 26, 2018, a Florida-based provider of cybersecurity solutions; (b) an asset purchase of Line2, Inc., acquired on June 18, 2018, a California-based provider of voice solutions; (c) a share purchase of all the membership interests of Mosaik Solutions, LLC, acquired on June 18, 2018, a Tennessee-based provider of mobile coverage data and network intelligence for mobile operators and network-dependent enterprises; (d) a share purchase of DW PRIME Holdings, Inc., acquired on August 20, 2018, a Florida-based accredited provider of continuing medical education for medical professionals; (e) a share purchase of The Communicator Corporation Limited, acquired on September 25, 2018, an English-based provider of email marketing services; and (f) other immaterial acquisitions of digital health and data analysis businesses.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of September 30, 2018, reflect the results of operations of all 2018 acquisitions. For the nine months ended September 30, 2018, these acquisitions contributed $26.1 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $197.8 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Cash (1)	$9,257
Accounts receivable	7,803
Prepaid expenses and other current assets	2,149
Property and equipment	4,110
Trade names	23,381
Customer relationships	63,090
Goodwill	126,774
Other long-term assets	205
Other intangibles	29,212
Deferred tax asset	100
Accounts payable and accrued expenses	(7,948)
Deferred revenue	(33,153)
Capital leases	(956)
Income taxes payable	(1,414)
Deferred tax liability	(12,312)
Other long-term liabilities	(3,265)
Total	$207,033
(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor. The entire balance has been released during the third quarter of 2018.

During the nine months ended September 30, 2018, the purchase price accounting has been finalized for the following acquisitions: (i) WeCloud AB; (ii) ThreatTrack Security Holdings, Inc.; (iii) Humble Bundle Inc.; (iv) blackfriday.com; (v) OnTargetJobs, Inc.; (vi) Line2, Inc.; and (vii) other immaterial email security, digital marketing, data analysis, and digital health businesses. The initial accounting for all other 2018 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2018, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Cloud Services segment which resulted in a net decrease in goodwill of $1.0 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media segment, which resulted in a net decrease in goodwill of $0.3 million. Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of income for the nine months ended September 30, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2018 is $126.8 million, of which $38.3 million is expected to be deductible for income tax purposes.

5.Investments

Investments consist of certificates of deposits, equity and debt securities.

The Company has adopted ASU 2016-01 during the first quarter 2018 (see Note 2 - Recent Accounting Pronouncements) and determined that the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. The adoption of ASU 2016-01 was done on a prospective basis and any changes in the carrying value of the equity securities will be reported in our current earnings as Other expense (income), net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities.

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Fair Value
September 30, 2018
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

December 31, 2017
Equity securities	$34,977	$—	$—	$34,977
Total	$34,977	$—	$—	$34,977

During the first nine months of 2018, the Company recorded an unrealized loss to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment (see Note 6 - Fair Value Measurements).

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Corporate debt securities	$23,256	$45	$(1,898)	$21,403
Total	$23,256	$45	$(1,898)	$21,403

December 31, 2017
Corporate debt securities	$22,745	$—	$—	$22,745
Total	$22,745	$—	$—	$22,745

At September 30, 2018, the Company’s available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity.

The following table summarizes j2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2018	December 31, 2017
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	21,403	22,745
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$21,403	$22,745

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,846	$(1,898)	$—	$—	$20,846	$(1,898)
Total	$20,846	$(1,898)	$—	$—	$20,846	$(1,898)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$22,745	$—	$—	$—	$22,745	$—
Total	$22,745	$—	$—	$—	$22,745	$—

As of September 30, 2018 and December 31, 2017, we did not recognize any other-than-temporary impairment losses.

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

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $35.8 million, inclusive of certain management fees, of which $34.8 million has been paid for the nine months ended September 30, 2018.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

During the three and nine months ended September 30, 2018, the Company recognized an investment loss of $0.6 million and $3.6 million, net of tax benefit, respectively. The loss is presented in the Company’s condensed consolidated statement of income as loss from equity investments, net.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	September 30, 2018	December 31, 2017
Equity securities	$29,815	$—

As a limited partner, the Company’s maximum exposure to loss is $29.8 million and is limited to its proportional ownership in the partnership. In addition, the Company’s is not required to contribute capital in an aggregate amount in excess of its capital commitment and any expected losses will not be in excess of the Capital Account. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the Fund.

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at September 30, 2018 and December 31, 2017 was $1.2 billion and $1.2 billion, respectively (see Note 8 - Long-Term Debt).

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$41,827	$—	$—	$41,827
Corporate debt securities	—	21,403	—	21,403
Total assets measured at fair value	$41,827	$21,403	$—	$63,230

Liabilities:
Contingent consideration	$—	$—	$41,142	$41,142
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$41,142	$41,910

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$453	$—	$—	$453
Corporate debt securities	—	22,745	—	22,745
Total assets measured at fair value	$453	$22,745	$—	$23,198

Liabilities:
Contingent consideration	$—	$—	$20,477	$20,477
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$20,477	$21,245

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2018, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2018	$768
Balance as of September 30, 2018	$768

The following table presents a reconciliation of the Company’s Level 3 financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2018	$20,477
Total fair value adjustments reported in earnings	14,400	General and administrative
Contingent consideration	7,042
Contingent consideration payments	(777)
Balance as of September 30, 2018	$41,142

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $34.1 million and $19.7 million at September 30, 2018 and December 31, 2017, respectively.

In connection with the acquisition of blackfriday.com, on November 7, 2017, the Company achieved certain earnings targets and, as a result, contingent consideration of $0.8 million was paid to the seller during the first quarter 2018 in connection with this acquisition.

In connection with the acquisition of Mosaik Solutions, on June 18, 2018, contingent consideration of up to an aggregate of $1.0 million may be payable upon achieving certain income thresholds and had a fair value of $0.8 million at September 30, 2018.

In connection with the acquisition of bestblackfriday.com, on July 13, 2018, contingent consideration of up to an aggregate of $2.0 million may be payable upon achieving a certain number of visitors and had a fair value of $2.0 million at September 30, 2018.

In connection with the acquisition of DemandShore, on July 19, 2018, contingent consideration of up to an aggregate of $1.9 million may be payable upon achieving certain future EBITDA and revenue thresholds and had a fair value of $1.3 million at September 30, 2018.

In connection with the acquisition of DownDetector, on August 9, 2018, contingent consideration of up to an aggregate of $3.7 million may be payable upon achieving certain number of average monthly unique visitors thresholds and had a fair value of $2.9 million at September 30, 2018.

During the nine months ended September 30, 2018, the Company recorded an increase in the fair value of the contingent consideration of $14.4 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

	Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2018	$603,753	$592,858	$1,196,611
Goodwill acquired (Note 4)	72,737	54,037	126,774
Purchase accounting adjustments (1)	(1,014)	(277)	(1,291)
Foreign exchange translation	(6,811)	(982)	(7,793)
Balance as of September 30, 2018	$668,665	$645,636	$1,314,301
(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2018 and December 31, 2017 as follows (in thousands):

	September 30, 2018	December 31, 2017
Trade names	$27,379	$27,379
Other	4,306	5,432
Total	$31,685	$32,811

Intangible Assets Subject to Amortization:

As of September 30, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	11.0 years	$171,055	$61,686	$109,369
Patent and patent licenses	6.5 years	67,862	59,800	8,062
Customer relationships (1)	9.1 years	505,843	298,888	206,955
Other purchased intangibles	4.8 years	248,573	107,662	140,911
Total		$993,333	$528,036	$465,297
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

Amortization expense, included in general and administrative expense, approximated $35.8 million and $31.7 million for the three months ended September 30, 2018 and 2017, respectively, and $102.7 million and $94.3 million for the nine month periods ended September 30, 2018 and 2017, respectively. Amortization expense is estimated to approximate $204.4 million, $93.5 million, $59.2 million, $45.1 million and $36.2 million for fiscal years 2018 through 2022, respectively, and $129.7 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of September 30, 2018.

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

The Indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of September 30, 2018, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the estimated fair value of the 6.0% Senior Notes was approximately $669.5 million and $684.1 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of September 30, 2018, the conversion rate is 14.6680 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.18 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 2.7 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Convertible Notes was approximately $525.3 million and $504.5 million, respectively.

Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(35,446)	(42,902)
Deferred issuance costs	(6,488)	(7,654)
Total long-term debt	1,010,566	1,001,944
Less: Current portion	—	—
Total long-term debt, less current portion	$1,010,566	$1,001,944

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a j2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the j2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner service. The j2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The j2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed. A judicial pre-trial conference took place on September 27, 2018. There is an anticipated trial date of January 2020.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. The j2 Global affiliates have filed a petition for rehearing or rehearing en banc.

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

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at September 30, 2018 were not material.
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

10.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 22.9% and 22.1% for the three months ended September 30, 2018 and 2017, respectively, and 22.2% and 23.7% for the nine months ended September 30, 2018 and 2017, respectively. Income before income taxes included income from domestic operations of $4.3 million and $13.7 million for the nine months ended September 30, 2018 and 2017, respectively, and income from foreign operations of $100.7 million and $103.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018.  The 2017 Tax Act also created a new requirement that certain income (i.e. Global Intangible Low Taxed Income (“GILTI”)) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Consistent with guidance issued by SAB 118, the Company recorded provisional estimates for the income tax effects of the 2017 Tax Act in December 31, 2017. In addition, SAB 118 provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. The Company continues to analyze the impacts of the 2017 Tax Act and refine calculations.
The Company is required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, the Company recorded an estimated tax benefit of approximately $33.3 million. As of September 30, 2018, the Company has not adjusted its provisional estimate related to re-measurement of its deferred tax balances.
The Company was required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, the Company recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of September 30, 2018, the Company has not adjusted its provisional estimate of the transition tax.
The Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect the Company’s existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of September 30, 2018, the Company continues to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.

The Company is subject to a territorial tax system under the 2017 Tax Act, in which it is required to provide for tax on GILTI earned by certain foreign subsidiaries. Additionally, the Company is required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of September 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, the Company has not determined its accounting policy on the GILTI provisions. However, the standard requires that the Company reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, the Company has included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.
As of September 30, 2018 and December 31, 2017, the Company had $55.7 million and $52.2 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $21.9 million and $46.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were zero and $6.0 million at September 30, 2018 and December 31, 2017, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years.

j2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016.

The Company is under income tax audit by the New York State Department of Taxation and Finance (“NYS”) for tax years 2011 through 2014.

The Company was under income tax audit by the Massachusetts Department of Revenue (“MA”) for tax years 2014 and 2015. In September 2018, MA concluded its audit of tax years 2014 and 2015. The Company was assessed an insignificant amount of income tax and interest, which was paid.

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

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the nine month period ended September 30, 2018, we repurchased zero shares under this program. Cumulatively at September 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2018, the Company purchased 9,509 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2018 and 2017:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018
August 8, 2018	$0.4250	August 20, 2018	September 4, 2018

Future dividends are subject to Board approval.

12.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2018, 250,577 shares underlying options and 6,460 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Stock Plan since no further grants will be made under the 2007 Stock Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of September 30, 2018, 462,000 shares underlying options and 36,751 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	375,675	$31.30
Granted	400,000	75.03
Exercised	(63,098)	22.50
Canceled	—	—
Outstanding at September 30, 2018	712,577	$56.63	6.1	$18,687,302
Exercisable at September 30, 2018	303,377	$32.03	1.8	$15,416,702
Vested and expected to vest at September 30, 2018	572,480	$52.14	5.3	$17,582,813

The total intrinsic values of options exercised during the nine months ended September 30, 2018 and 2017 were $3.6 million and $2.1 million, respectively.

The Company recognized $0.2 million and $40,000 of compensation expense related to stock options for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.1 million and $0.2 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 7.1 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.71% and 14.07% as of September 30, 2018 and 2017, respectively.

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

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2018 and 2017, the Company awarded 473,501 and 85,825 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2018 and 2017 were $52.95 and $72.20, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

September 30, 2018
Underlying stock price at valuation date	$82.11
Expected volatility	28.4%
Risk-free interest rate	2.89%

Restricted stock award activity for the nine months ended September 30, 2018 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	605,566	$51.57
Granted	816,894	63.41
Vested	(138,524)	65.42
Canceled	(68,021)	74.71
Nonvested at September 30, 2018	1,215,915	$64.24

Restricted stock unit award activity for the nine months ended September 30, 2018 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	38,400
Granted	20,044
Vested	(10,040)
Canceled	(5,193)
Outstanding at September 30, 2018	43,211	2.2	$3,580,031
Vested and expected to vest at September 30, 2018	33,716	1.9	$2,793,404

The Company recognized $7.5 million and $4.4 million of compensation expense related to restricted stock and restricted stock units for the three months ended September 30, 2018 and 2017, respectively, and $20.2 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had unrecognized share-based compensation cost of approximately $67.6 million and $36.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.7 years for awards and 3.4 years for units.

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

j2 Global performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 0.10% as of September 30, 2018.

For the nine months ended September 30, 2018 and 2017, 1,781 and 2,373 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was $135,000 and $194,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 1,621,462 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.3 million and zero of compensation expense related to the Purchase Plan for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and zero of compensation expense related to the Purchase Plan for the nine months ended September 30, 2018 and 2017, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

September 30, 2018
Risk-free interest rate	2.02%
Expected term (in years)	0.5
Dividend yield	1.03%
Expected volatility	22.21%
Weighted average volatility	22.21%

13.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$30,723	$32,358	$78,072	$89,554
Net income available to participating securities (a)	(426)	(420)	(1,065)	(1,128)
Net income available to j2 Global, Inc. common shareholders	$30,297	$31,938	$77,007	$88,426
Denominator:
Weighted-average outstanding shares of common stock	48,009,953	47,609,819	47,945,264	47,540,593
Dilutive effect of:
Equity incentive plans	147,916	218,782	140,396	232,506
Convertible debt (b)	1,121,348	692,481	982,993	972,581
Common stock and common stock equivalents	49,279,217	48,521,082	49,068,653	48,745,680
Net income per share:
Basic	$0.63	$0.67	$1.61	$1.86
Diluted	$0.61	$0.66	$1.57	$1.81

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended September 30, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. For the nine months ended September 30, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

14.	Segment Information

The Company’s business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. j2 Global’s operating segments have been aggregated into two reportable business segments: (i) Cloud Services and (ii) Digital Media.

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
The accounting policies of the segments are the same as those described in Note 1 - Basis of Presentation. The Company evaluates performance based on gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.
Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues by segment:
Cloud Services	$150,094	$145,787	$449,876	$432,039
Digital Media	142,655	127,865	411,407	369,470
Elimination of inter-segment revenues	(27)	(36)	(51)	(51)
Total segments revenues	292,722	273,616	861,232	801,458
Corporate (2)	2	—	4	—
Total revenues	292,724	273,616	861,236	801,458
Gross profit by segment:
Cloud Services	118,326	115,675	356,427	342,895
Digital Media	125,206	115,600	359,745	332,269
Elimination of inter-segment gross profit	(27)	(30)	(52)	(45)
Total segments gross profit	243,505	231,245	716,120	675,119
Corporate	2	—	4	—
Total gross profit	243,507	231,245	716,124	675,119
Direct costs by segment(1):
Cloud Services	61,237	59,550	184,266	172,371
Digital Media	118,185	103,234	352,931	313,266
Elimination of inter-segment direct costs	(27)	(30)	(52)	(45)
Total segments direct costs	179,395	162,754	537,145	485,592
Corporate (2)	7,056	5,534	21,382	20,035
Total direct costs	186,451	168,288	558,527	505,627
Cloud Services operating income(2)	57,089	56,125	172,161	170,524
Digital Media operating income	7,021	12,366	6,814	19,003
Segment operating income	64,110	68,491	178,975	189,527
Corporate (2)	(7,053)	(5,534)	(21,379)	(20,035)
Income from operations	$57,057	$62,957	$157,596	$169,492

(1) Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

(2) Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment. In addition, the Company determined certain patent assets and related income and expenses associated with Advanced Messaging Technologies, Inc. should be reclassified from the Cloud Services segment to Corporate resulting in an increase in expenses over the prior periods.

	September 30, 2018	December 31, 2017
Assets:
Cloud Services	$1,020,839	$1,078,577
Digital Media	1,333,965	1,317,113
Total assets from reportable segments	2,354,804	2,395,690
Corporate	162,359	57,403
Total assets	$2,517,163	$2,453,093

	Nine Months Ended September 30,
	2018	2017
Capital expenditures:
Cloud Services	$10,654	$5,399
Digital Media	34,274	24,084
Total from reportable segments	44,928	29,483
Corporate	—	—
Total capital expenditures	$44,928	$29,483

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
Cloud Services	$15,046	$17,145	$44,236	$51,097
Digital Media	30,580	22,227	85,751	67,500
Total from reportable segments	45,626	39,372	129,987	118,597
Corporate	749	—	2,863	—
Total depreciation and amortization	$46,375	$39,372	$132,850	$118,597

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United States	$221,031	$201,543	$649,103	$589,797
Canada	18,353	19,312	56,503	58,064
Ireland	18,182	18,350	52,296	54,730
All other countries	35,158	34,411	103,334	98,867
	$292,724	$273,616	$861,236	$801,458

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$486,691	$452,143
All other countries	76,622	80,571
Total	$563,313	$532,714

15.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended September 30, 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(1,577)	$(37,428)	$(39,005)
Other comprehensive income (loss)	178	(2,934)	(2,756)
Net current period other comprehensive income (loss)	178	(2,934)	(2,756)
Ending balance	$(1,399)	$(40,362)	$(41,761)

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the nine months ended September 30, 2018 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$—	$(29,090)	$(29,090)
Other comprehensive (loss) income	(1,399)	(11,272)	(12,671)
Net current period other comprehensive (loss) income	(1,399)	(11,272)	(12,671)
Ending balance	$(1,399)	$(40,362)	$(41,761)

16.Subsequent Events

On October 10, 2018, in a cash transaction, the Company acquired through a share purchase all the issued capital of Ekahau Inc., a Virginia-based provider in solutions for enterprise Wi-Fi network design, troubleshooting and optimization.

On October 29, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4350 per share of j2 Global common stock payable on December 5, 2018 to all stockholders of record as of the close of business on November 19, 2018.

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

Cloud Services Segment Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services segment as of and for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscriber revenues:
Fixed	$123,111	$118,756	$367,598	$352,037
Variable	26,781	25,808	81,743	76,277
Total subscriber revenues	$149,892	$144,564	$449,341	$428,314
Other license revenues	202	1,223	535	3,725
Total revenues	$150,094	$145,787	$449,876	$432,039

Percentage of total subscriber revenues:
Fixed	82.1%	82.1%	81.8%	82.2%
Variable	17.9%	17.9%	18.2%	17.8%

Total revenues:
Number-based	$98,897	$96,703	$296,076	$285,630
Non-number-based	51,197	49,084	153,800	146,409
Total revenues	$150,094	$145,787	$449,876	$432,039

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.61	$15.26
Cancel Rate(3)	2.2%	2.2%

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

Digital Media Segment Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media segment for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Visits	1,949	1,394	5,859	4,148
Page views	7,980	5,872	23,668	17,313
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 1, 2018. During the three months ended September 30, 2018, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2018
Cloud Services Segment
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

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
Revenues	$292,724	$273,616	7%	$861,236	$801,458	7%

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

Our revenues in 2018 have increased over the comparable three and nine month periods of 2017 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services segments.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
Cost of revenue	$49,217	$42,371	16%	$145,112	$126,339	15%
As a percent of revenue	17%	15%		17%	16%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, editorial and production costs, network operations, customer service, online processing fees and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2018 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2017 that resulted in additional editorial and production, network operations, and online processing fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
Sales and Marketing	$80,708	$79,432	2%	$250,190	$237,772	5%
As a percent of revenue	28%	29%		29%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2018 was $36.3 million (primarily consists of $24.4 million of third-party advertising costs and $10.2 million of personnel costs) compared to 2017 of $35.7 million (primarily consists of $24.1 million of third-party advertising costs and $10.4 million of personnel costs). Advertising cost for the nine months ended September 30, 2018 was $111.0 million (primarily consists of $73.2 million of third-party advertising costs and $30.6 million of personnel costs) compared to 2017 of $101.7 million (primarily consists of $67.8 million of third-party advertising costs and $30.5 million of personnel costs). The increase in sales and marketing expenses for the three and nine months ended September 30, 2018 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of businesses acquired in and subsequent to the third quarter 2017 within the Digital Media segment.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
Research, Development and Engineering	$11,950	$12,431	(4)%	$35,412	$35,737	(1)%
As a percent of revenue	4%	5%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The decrease in research, development and engineering costs for the three months ended September 30, 2018 versus the prior comparable period was primarily due to the capitalization of certain personnel costs associated with the development of internally-developed software and a reduction in expenses for professional services. Research, development and engineering costs for the nine months ended September 30, 2018 remained consistent with the prior comparable period.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
General and Administrative	$93,792	$76,425	23%	$272,926	$232,118	18%
As a percent of revenue	32%	28%		32%	29%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2018 versus the prior comparable periods was primarily due to additional amortization of intangible assets, depreciation of fixed assets, personnel costs relating to businesses acquired in and subsequent to the third quarter 2017, fair value adjustments to contingent consideration, severance costs associated with acquisitions and professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$128	$120	$378	$357
Operating expenses:
Sales and marketing	548	365	1,380	1,265
Research, development and engineering	399	296	1,187	815
General and administrative	6,831	3,782	18,448	11,303
Total	$7,906	$4,563	$21,393	$13,740

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $15.2 million and $25.3 million for the three months ended September 30, 2018 and 2017, respectively, and $46.4 million and $51.4 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense, net decreased over the prior comparable periods primarily due to decreased interest expense associated with the extinguishment and loss of the $250 million 8.0% Senior Notes, partially offset by increased interest income on cash, cash equivalents and investments.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense (income), net was $1.2 million and $(3.9) million for the three months ended September 30, 2018 and 2017, respectively. The increase in expense over the prior comparable period is due to increased losses on currency exchange in the current period compared to the prior period’s gains earned related to the sales of Cambridge BioMarketing Group, LLC (“Cambridge”) and j2 Australia Hosting Pty Ltd (dba “Web24”). Other expense (income), net was $6.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in expense over the prior comparable period is due to a loss on equity securities of $3.7 million partially offset by decreased losses on currency exchange compared to the prior period’s gain related to the sales of Cambridge BioMarketing Group, LLC (“Cambridge”) and j2 Australia Hosting Pty Ltd (dba “Web24”).

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

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to the Internal Revenue Code including a one-time transition tax on the mandatory deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018. The 2017 Tax Act also created a new requirement that certain income (i.e. Global Intangible Low Taxed Income (“GILTI”)) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder.  Consistent with guidance issued by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company recorded provisional estimates for the income tax effects of the 2017 Tax Act in December 2017. In addition, SAB 118 provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. We continue to analyze the impacts of the 2017 Tax Act and refine calculations.

We record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35% down to 21% based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. As of December 31, 2017, we recorded an estimated tax benefit of approximately $33.3 million. As of September 30, 2018, we did not adjust the provisional estimate related to re-measurement of deferred tax balances.

We were required to calculate a one-time transition tax based on its total post-1986 foreign earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. During the year ended December 31, 2017, we recorded a provisional estimate of the transition tax of $49.2 million payable over an eight year period. As of September 30, 2018, we have not adjusted the provisional estimate of the transition tax.

We were unable to determine a reasonable estimate of the remaining tax liability, if any, under the 2017 Tax Act for its remaining outside basis differences or evaluate how the 2017 Tax Act will affect our existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company did not include a provisional amount for this item in its financial statements for fiscal 2017. As of September 30, 2018, we continue to review the amount of tax due, if any, on differences in tax basis and the accounting position related to indefinite reinvestment of foreign earnings.

We are subject to a territorial tax system under the 2017 Tax Act. We are required to provide for tax on GILTI earned by certain of our foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of September 30, 2018, we continue our evaluation of the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined an accounting policy on the GILTI provisions. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

Provision for income taxes amounted to $9.3 million and $9.2 million for the three months ended September 30, 2018 and 2017, respectively, and $23.4 million and $27.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 22.9% and 22.1% for the three months ended September 30, 2018 and 2017, respectively, and 22.2% and 23.7% for the nine months ended September 30, 2018 and 2017, respectively.

The increase in our effective income tax rate for the three months ended September 30, 2018 was primarily attributable to the following:

1.	a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations); partially offset by:

2.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018.

The decrease in our effective income tax rate for the nine months ended September 30, 2018 was primarily attributable to the following:

1.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018;

2.	a decrease during 2018 in the amount of deemed distribution income (Section 956) from our foreign subsidiaries;

3.
a decrease in the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations); and partially offset by:

4.	an increase in tax expense during 2018 due to tax law changes requiring certain income earned by foreign subsidiaries to be included in the income of the U.S. shareholder.

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

Equity Method Investment

Net loss in earnings of equity method investment. Net loss in earnings of equity method investment is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

The net loss in earnings of equity method investment was $0.6 million and $3.6 million, net of tax benefit for the three and nine months ended September 30, 2018, respectively.

Segment Results
Our business segments are based on the organization structure used by management for making operating and investment decisions and for assessing performance. Our operating segments have been aggregated into two reportable business segments: (i) Cloud Services; and (ii) Digital Media.
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

Cloud Services
The following segment results are presented for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
External net sales	$150,094	$145,787	$449,876	$432,039
Inter-segment net sales	—	—	—	—
Segment net sales	150,094	145,787	449,876	432,039
Cost of revenues	31,768	30,112	93,449	89,144
Gross profit	118,326	115,675	356,427	342,895
Operating expenses	61,237	59,550	184,266	172,371
Segment operating income	$57,089	$56,125	$172,161	$170,524

Cloud Services’ net sales of $150.1 million for the three months ended September 30, 2018 increased $4.3 million, or 3.0%, and segment net sales of $449.9 million for the nine months ended September 30, 2018 increased $17.8 million, or 4.1%, from the prior comparable periods due to business acquisitions.
Cloud Services’ gross profit of $118.3 million for the three months ended September 30, 2018 increased $2.7 million, or 2.3%, and segment gross profit of $356.4 million for the nine months ended September 30, 2018 increased $13.5 million, or 3.9%, from the prior comparable periods primarily due to business acquisitions.
Cloud Services’ operating expenses of $61.2 million for the three months ended September 30, 2018 increased $1.7 million, and segment operating expenses of $184.3 million for the nine months ended September 30, 2018 increased $11.9 million, from the prior comparable periods primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period; (b) increased bad debt expense; and (c) an allocation of certain shared Corporate operating costs.
As a result of these factors, segment operating income of $57.1 million for the three months ended September 30, 2018 increased $1.0 million, or 1.7%, and segment operating income of $172.2 million for the nine months ended September 30, 2018 increased $1.6 million, or 1.0% from the prior comparable periods.
Digital Media
 The following segment results are presented for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
External net sales	$142,628	$127,830	$411,356	$369,419
Inter-segment net sales	27	35	51	51
Segment net sales	142,655	127,865	411,407	369,470
Cost of revenues	17,449	12,265	51,662	37,201
Gross profit	125,206	115,600	359,745	332,269
Operating expenses	118,185	103,234	352,931	313,266
Segment operating income	$7,021	$12,366	$6,814	$19,003
Digital Media’s net sales of $142.7 million for the three months ended September 30, 2018 increased $14.8 million, or 11.6%, and segment net sales of $411.4 million for the nine months ended September 30, 2018 increased $41.9 million or 11.4%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s gross profit of $125.2 million for the three months ended September 30, 2018 increased $9.6 million, or 8.3%, and segment gross profit of $359.7 million for the nine months ended September 30, 2018 increased $27.5 million, or 8.3%, from the prior comparable periods primarily due to business acquisitions.

Digital Media’s operating expenses of $118.2 million for the three months ended September 30, 2018 increased $15.0 million and segment operating expenses of $352.9 million for the nine months ended September 30, 2018 increased $39.7 million from the prior comparable periods primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs.
As a result of these factors, segment operating income of $7.0 million for the three months ended September 30, 2018 decreased $5.3 million, or 43.2%, and segment operating income of $6.8 million for the nine months ended September 30, 2018 decreased $12.2 million, or 64.1% from the prior comparable periods.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2018, we had cash and investments of $386.0 million compared to $408.7 million at December 31, 2017. The decrease in cash and investments resulted primarily from business acquisitions, dividends paid, purchases of property and equipment. At September 30, 2018, cash and investments consisted of cash and cash equivalents of $303.5 million and long-term investments of $82.5 million. Our investments consists of certificates of deposits, equity and debt securities. For financial statement presentation, we classify our investments primarily as available-for-sale and equity method investments and are reported as long-term investments. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of September 30, 2018, cash and investments held within domestic and foreign jurisdictions were $216.7 million and $169.3 million, respectively. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay non-U.S withholding taxes upon repatriation in certain non-U.S. jurisdictions.

On February 2, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4050 per share of common stock payable on March 9, 2018 to all stockholders of record as of the close of business on February 22, 2018. On May 3, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4150 per share of j2 Global common stock payable on June 1, 2018 to all stockholders of record as of the close of business on May 18, 2018. On August 8, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4250 per share of j2 Global common stock payable on September 4, 2018 to all stockholders of record as of the close of business on August 20, 2018. On October 29, 2018, the Company’s Board of Directors approved a quarterly cash dividend of $0.4350 per share of j2 Global common stock payable on December 5, 2018 to all stockholders of record as of the close of business on November 19, 2018. Future dividends are subject to Board approval.

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

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $35.8 million, inclusive of certain management fees, of which $34.8 million has been paid for the nine months ended September 30, 2018.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $294.1 million and $179.0 million for the nine months ended September 30, 2018 and 2017, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2018 compared to 2017 was primarily attributable to a decrease in accounts receivable and increased depreciation and amortization; partially offset by a decrease in accounts payable and accrued expenses and income taxes payable. Our cash and cash equivalents were $303.5 million and $350.9 million at September 30, 2018 and December 31, 2017, respectively.

Net cash used in investing activities was $271.7 million and $44.6 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments. For the nine months ended September 30, 2017, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of intangible assets; partially offset by proceeds from the sale of businesses. The increase in our net cash used in investing activities in 2018 compared to 2017 was primarily due to additional business acquisitions.

Net cash (used in) provided by financing activities was $(67.2) million and $135.6 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. For the nine months ended September 30, 2017, net cash provided by financing activities was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit and other debt, dividends paid, repurchases of stock and business acquisitions. The change in net cash used in financing activities in 2018 compared to 2017 was primarily attributable to the proceeds from the issuance of long-term debt; partially offset by the net payment associated with the payment in full of our line of credit in the prior comparable period.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. During the nine month period ended September 30, 2018, we repurchased zero shares under this program. Cumulatively at September 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2018:

	Payments Due in (in thousands)
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$402,500	$—	$650,000	$1,052,500
Long-term debt - interest (b)	6,541	52,081	52,081	45,541	39,000	117,000	312,244
Operating leases (c)	4,888	18,849	15,480	13,046	11,789	13,301	77,353
Capital leases (d)	125	362	180	99	—	—	766
Telecom services and co-location facilities (e)	1,082	3,255	2,206	907	230	—	7,680
Holdback payment (f)	58	1,924	3,058	—	—	—	5,040
Transition Tax (g)	—	3,807	3,807	3,807	3,807	28,553	43,781
Self-Insurance (h)	2,546	10,172	—	—	—	—	12,718
Other (i)	483	1,363	662	614	598	—	3,720
Total	$15,723	$91,813	$77,474	$466,514	$55,424	$808,854	$1,515,802

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings.

(h)	These amounts represent health and dental insurance plans in connection to self-insurance.

(i)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of September 30, 2018, our liability for uncertain tax positions was $55.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2018, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2018, we had investments in debt securities with effective maturities greater than one year of approximately $21.4 million. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $303.5 million and $350.9 million, respectively.

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

Foreign exchange losses for the three months ended September 30, 2018 and 2017 were $1.6 million and $1.0 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $3.6 million and $5.5 million, respectively. The increase in losses to our earnings in the current period were attributable to increased inter-company debt between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2018 and 2017 were $(2.9) million and $7.7 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $(11.3) million and $23.6 million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 19, 2019. In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. As a result of the purchase of j2 Global common stock, the Company’s Board of Directors approved a reduction in the number of shares available for purchase under the 2012 Program by the same amount leaving 1,938,689 shares of j2 Global common stock available for purchase under this program. During the nine month period ended September 30, 2018, we repurchased zero shares under this program. Cumulatively at September 30, 2018, 2.1 million shares were repurchased at an aggregate cost of $58.6 million (including an immaterial amount of commission fees).

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2018 - July 31, 2018	1,401	$87.60	—	1,938,689
August 1, 2018 - August 31, 2018	8,108	$84.87	—	1,938,689
September 1, 2018 - September 30, 2018	—	$—	—	1,938,689
Total	9,509		—	1,938,689

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	November 9, 2018	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2018	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.