Form 10-K
period 2018-12-31
J2 GLOBAL, INC.
filed 2019-03-01
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $2,654,287,562. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2019, the registrant had 48,756,145 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 3, 2019 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 129 pages with the Index to Exhibits located on page 125.

PART I
Item 1.    Business

Overview
j2 Global, Inc., together with its subsidiaries (“j2 Global”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, healthcare, and international markets, offering content, tools and services to consumers and businesses.
We were incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services business, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995.

Our Cloud Services business generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services business also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.
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

We offer the following cloud services and solutions:
Fax
eFax® is a leading brand in the global online fax market. Various tiers of service provide increasing levels of features and functionality to sole proprietors, small and medium-sized businesses, and enterprises around the world. Our most popular services allow individuals to receive and send faxes as email attachments. In addition to eFax®, we offer online fax services under a variety of alternative brands including sFax®, MyFax®, eFax Plus®, eFax Pro™, eFax Secure™, eFax Corporate™ and eFax Developer™.
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
Line2 is a cloud phone service which allows users to add a 2nd line to a mobile device. Line2 enables users to separate work and personal calls on a single device and includes standard business phone service features such as SMS, MMS, auto attendant, call routing, call forwarding, voicemail, call queue, toll-free and vanity numbers.
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

Security
VIPRE™ is a provider of modern security solutions purpose-built to protect people and business from costly and malicious threats. The software portfolio includes comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis. VIPRE solutions deliver easy to use, comprehensive layered defense through cloud-based and server security with mobile interfaces that enable threat response.
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
Excel Micro™ is a Cloud Security distributor focusing on providing email security, web security, and endpoint protection. Their solutions are offered to thousands of resellers in the United States who provide the product to their end customers.
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
IP Licensing
We hold a number of issued U.S. and foreign patents and other intellectual property rights. We seek to license some of these intellectual property rights to third parties in exchange for fees. We include the results of these activities within the Cloud Services business, exclusive of brand licensing by the Digital Media business.
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

Competition
Our Cloud Services business faces competition from, among others, online fax-providers, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email providers, various data backup and hosting providers and customer relationship management solutions. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
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
Digital Media
Our Digital Media business operates a portfolio of web properties and apps which includes IGN, Mashable, PC Mag, Humble Bundle, Speedtest, Offers, Black Friday, AskMen, MedPageToday, Everyday Health, What to Expect, among others. During 2018, our Digital Media web properties attracted approximately 7.7 billion visits and 31.7 billion page views.
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
Our Digital Media business generates revenues from the sale of display and video advertising; customer clicks to online merchants as well as commissions on sales attributed to clicks to online merchants; business-to-business leads to IT vendors; the licensing of technology, data and other intellectual material to clients; and the sale of subscription services to consumers and businesses.
We believe competitive factors relating to attracting and retaining users include the ability to provide premium and exclusive content and the reach, effectiveness, and efficiency of our marketing services to attract consumers, advertisers, healthcare professionals and publishers. We continue to seek opportunities to acquire additional web properties, both within and outside of the technology, gaming, lifestyle, and healthcare verticals, with the goal of monetizing their audiences and content though application of our proprietary technologies and insight.
Web Properties
Our Digital Media properties and services include the following:
Technology
PCMag is an online resource for laboratory-based product reviews, technology news and buying guides. We operate one of the largest and oldest independent testing facilities for consumer technology products. Founded in 1984, our lab produces more than 2,200 unbiased technology product and service reviews annually. PCMag’s “Editor’s Choice” award is recognized globally as a trusted mark for buyers and sellers of technology products and services.
Mashable.com is a global media brand publishing premium content for individuals interested in technology and culture. Mashable is recognized as a trusted global brand and produces stories for more than a dozen platforms, including Snapchat, Twitter and Facebook.

Offers.com is a coupons & deals website featuring offers from more than 16,000 of the internet’s more popular stores and brands. Offers.com’s objective is to help consumers find the best deals on the web. Additionally, Offers.com employs a process to verify that its coupon codes work, saving consumers time and money.
BlackFriday.com and BestBlackFriday.com are resources for shoppers to find the best deals and offers from retailers during the height of the holiday shopping season.
Ookla provides customers fixed broadband and mobile network testing applications, data and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s Speedtest platforms, with more than 17 billion completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers and mobile carriers worldwide and have been translated into over 30 languages for use by thousands of businesses, governments, universities and trade organizations.
Ekahau provides solutions for enterprise wireless network design and troubleshooting. More than 15,000 customers run their networks with Ekahau’s Wi-Fi planning and measurement solutions, which design and manage superior wireless networks by minimizing network deployment time and ensuring sufficient wireless coverage across the network.

Downdetector offers real-time overviews of status information and outages for services and digital products that consumers use everyday. Downdetector aims to track any service that its users consider vital to their everyday lives, including (but not limited to) internet providers, mobile providers, airlines, public transport and other online services.

Ziff Davis B2B provides digital content for buyers of information technology (IT) products and services, allowing IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases.

Gaming

IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 154 million monthly users and is followed by more than 11 million subscribers on YouTube and 30 million users on social platforms.
HumbleBundle.com is a digital subscription and storefront for video games, ebooks, and software. Customers purchase monthly subscriptions, product bundles, and individual products through our website. In addition, raising money for charity is a core mission for Humble Bundle. Each product sale transaction at Humble Bundle results in a charitable contribution.
Healthcare
Everyday Health Group properties include a collection of content and tools for the consumer, and healthcare professional.
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

Everyday Health Professional Properties

For healthcare professionals, we provide digital content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, delivers breaking medical news in 34 medical specialties and major public policy developments at the state and federal levels seven days a week. MedPage Today coordinates with approximately 4,000 leading researchers and clinicians, as well as more than 300 academic medical centers, to aid in gathering in-depth information for articles. MedPage Today’s excellence has been recognized with awards from the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, the eHealthcare Leadership Awards, the Medical Marketing and Media Awards and the Web Health Awards. Additionally, MedPage Today was named as a finalist for the Jesse M. Neal Award and the Gerald M. Loeb Award.

PRIME Education provides accredited continuing medical education (“CME”) and continuing education (“CE”) programs to healthcare professionals. PRIME is nationally recognized for its healthcare outcomes research and its conduct of research-informed and other CME and CE programs in various therapeutic areas.

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

Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the internet and, in some cases, using services of third-party telecommunications and internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, numbers, advertising and intellectual property. With respect to most of our business, we are not a regulated telecommunications provider in the U.S. For information about the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.
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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $48.4 million, $46.0 million and $38.0 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2018, we had approximately 2,587 employees, the majority of whom are in the U.S.
Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. Approximately 70 of the editorial employees in our Digital Media business have elected to join a union. We chose to voluntarily recognize the union and have commenced negotiations on a collective bargaining agreement. None of our other employees are represented by any collective bargaining unit or agreement. We have never experienced a work stoppage. We believe our relationship with our employees is good.
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

The majority of our revenue within the Digital Media business is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

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
If we are unable to develop, commission or acquire compelling content in our Digital Media business at acceptable prices, our expenses may increase, the number of visitors to our online properties may not grow as anticipated, or may decline, and/or visitors’ level of engagement with our websites may decline, any of which could harm our operating results.
Our future success depends in part on the ability of our Digital Media business to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to monetize the activity on these alternative devices including mobile devices which may supplant current traffic that we monetize. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. If we are unable to develop compelling content of our own, we may be required to engage freelance services or obtain licensed content which may not be at reasonable prices which could harm our operating results.

Users are increasingly using mobile devices to access our content within our Digital Media business and if we are unsuccessful in attracting new users to our mobile offerings, and expanding the capabilities of our content and other offerings with respect to our mobile platforms, our net revenues could decline.

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

Currently, fax-to-email revenue constitutes approximately 27% of our consolidated revenues. The success of our business is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email, unified messaging solutions and services related to our Digital Media business. If the demand for online fax-to-email as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Our operations are dependent on our network being free from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. We have experienced automated log in attempts to gain unauthorized access to customer accounts. To date, these events have not resulted in the material impairment of any business operations.

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

Our brand recognition has significantly contributed to the success of our business. Strengthening our current brands and launching competitive new brands will be critical to achieving widespread commercial acceptance of our products and services. This will require our continued focus on active marketing, the costs of which have been increasing and may continue to increase. In addition, substantial initial investments may be required to launch new brands and expand existing brands to cover new geographic territories and technology fields. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to cultivate brand recognition and customer loyalty. In addition, we are supporting an increasing number of brands, each of which requires its own investment of resources. Brand promotion activities may not yield increased revenues and, even if they do, increased revenues may not offset the expenses incurred. A failure to launch, promote, and maintain our brands, or the incurrence of substantial expenses in doing so, could have a material adverse effect on our business.

 Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eFax and eVoice, are descriptive or generic when applied to the products and services offered by our Cloud Services business. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including, eFax and eVoice. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract subscribers may be adversely affected.

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

Increased numbers of credit and debit card declines in our business could lead to a decrease in our revenues or rate of revenue growth.

A significant number of our paid Cloud Services subscribers and certain Digital Media subscribers pay for our services through credit and debit cards. Weakness in certain segments of the credit markets and in the U.S. and global economies could result in increased numbers of rejected credit and debit card payments. We believe this could result in increased customer cancellations and decreased customer signups. Rejected credit or debit card payments, customer cancellations and decreased customer sign up may adversely impact our revenues and profitability.

If our business experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our subscriber base could decrease significantly.

A significant number of our paid Cloud Services subscribers and certain Digital Media subscribers authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid subscriber base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Our Digital Media business faces significant competition from online media companies as well as from social networking sites, mobile application, traditional print and broadcast media, general purpose and search engines and various e-commerce sites.
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
In addition, several competitors offer products and services that directly compete for users with our Digital Media business offerings. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of the competitors for our Cloud Services business in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.
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

Companies that operate in the same industry as our Cloud Services and Digital Media businesses have experienced substantial litigation regarding intellectual property. Currently, we have pending patent infringement lawsuits, both offensive and defensive, against several companies in this industry. Furthermore, we may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time-consuming, could divert management resources and may not be adequate to protect our business.

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

We have only limited experience in marketing and operating our services in certain international markets. Moreover, we have in some cases experienced and expect to continue to experience in some cases higher costs as a percentage of revenues in connection with establishing and providing services in international markets versus in the U.S. In addition, certain international markets may be slower than the U.S. in adopting the internet and/or outsourced messaging and communications solutions and so our operations in international markets may not develop at a rate that supports our level of investments.

As we continue to grow our international operations, adverse currency fluctuations and foreign exchange controls could have a material adverse effect on our financial condition and results of operations.

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

We depend upon third parties for critical elements of our business, including technology, infrastructure, customer service and sales and marketing components. We rely on private third-party providers for our internet, telecommunications, website traffic and other connections and for co-location of a significant portion of our servers. In addition, we rely on third-party platforms to facilitate and provide access to products sold through our sites. Any disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain new Cloud Services customers, we have marketing agreements with operators of leading search engines and websites and employ the use of resellers to sell our products. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

In addition, (i) the indenture governing the 6.0% Senior Notes of our subsidiary, j2 Cloud Services, LLC (“j2 Cloud Services”) and (ii) the Credit Agreement, dated as of January 7, 2019 (the “MUFG Credit Facility”), by and among j2 Cloud Services, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent, contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

The indenture governing the 6.0% Senior Notes and MUFG Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions and may limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions, or otherwise restrict our activities or business plans. These include restrictions on our ability to:

•	incur additional indebtedness;

•	create liens;

•	engage in sale-leaseback transactions;

•	pay dividends or make distributions in respect of capital stock;

•	purchase or redeem capital stock;

•	make investments or certain other restricted payments;

•	sell assets;

•	enter into transactions with affiliates;

•	amend the terms of certain other indebtedness and organizational documents; or

•	effect a consolidation or merger.

A breach of the covenants under the indenture governing the 6.0% Senior Notes or under the MUFG Credit Facility could result in an event of default. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In the event our lenders (including under the MUFG Credit Facility) or the holders of our 6.0% Senior Notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness or our other indebtedness.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional indebtedness or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the 6.0% Senior Notes and the MUFG Credit Facility restrict our ability to dispose of assets and may also restrict our ability to raise indebtedness or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities in areas including, but not limited to, labor, advertising, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, telecommunications, mobile communications and media, television, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy and data localization requirements, anti-competition, environmental, health and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make the Company’s products and services less attractive to the Company’s customers, delay the introduction of new products in one or more regions, or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

The United Kingdom’s decision to end its membership in the European Union and other adverse changes in global financial markets could materially and adversely impact our results of operations, financial condition and cash flows.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (“EU”) in a national referendum (“BREXIT”). The results of the United Kingdom’s BREXIT has caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the United Kingdom and the EU and increased regulatory complexities. The effects of BREXIT will depend on whether the United Kingdom and the EU are able to reach an agreement to retain United Kingdom access to EU markets either during a transitional period or on a permanent basis and, if so, the terms of those agreements. These measures could potentially disrupt our access to human capital and some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of BREXIT, among others, and other adverse changes in global financial markets could have a materially adverse impact on our results of operations, financial condition, cash flows and could render us either unable to access global financial markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act” or “2017 Tax Act”) and all adjustments to the 2017 estimates were incorporated into our financial results in 2018. There continues to be a risk that states or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results.

We are subject to examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We are currently under audit by the IRS for tax years 2012 through 2016 and the California Franchise Tax Board (“FTB”) for tax years 2012, 2013, 2015 and 2016. The FTB has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. However, the FTB has commenced the initial information gathering state of the 2015 and 2016 audit period. We are also under audit or review by other state and foreign taxing authorities for various periods. Our future income tax returns are likely to become the subject of audits by these or other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax reserves and expense. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.

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

We believe that most of our cloud services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we generally are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. In connection with our Cloud Services business, we utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws and regulation by the Federal Communications Commission (the “FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

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

The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, accessibility, content regulation, data privacy, intellectual property ownership and infringement, and accreditation in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol or other regulated substances, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Our Digital Media and Cloud Services businesses utilize contractors, freelancers and/or staff from third party outsourcers to provide content and other services. However, in the future, arrangements with such individuals may not be deemed appropriate by the relevant government authority, which could result in additional costs and expenses. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Many third-parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. The issue is currently under litigation and there is a split in the federal court of appeals circuits as to what the ADA requires. Certain appellate circuits have found that websites standing alone are subject to the ADA and therefore must be accessible to people with disabilities. Other circuits, including the Ninth Circuit, which has appellate jurisdiction over federal district courts in California and is where our company is headquartered, have found that in order for websites to be places of public accommodation, and therefore subject to the ADA, there must be both a nexus between the website and the goods and services the website provides as well as a physical brick and mortar location for consumers. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications.

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

Native advertising is an increasing part of our Digital Media business’s online advertising revenue. On December 22, 2015, the FTC issued Guidelines and an Enforcement Policy Statement on native advertising, described by the FTC as, in part, ads which often “resemble the design, style, and functionality of the media in which they are disseminated.” The Company believes it is compliant with the requirements of these guidelines on our current practices and offerings. However, we will continue to monitor what effect this guideline and other related government regulations, and how the FTC enforces it, could have on our native advertising and branded content business. In addition, the timing and extent of any enforcement by the FTC with regard to the native advertising practices by the Company, or others, could reduce the revenue we generate from this line of business.

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., j2 Global, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., the Privacy Shield may not be adequate for all data transfers between the EU and U.S. It is also unclear whether the United Kingdom (“UK”) will offer a similar program to Privacy Shield if the UK leaves the EU. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We cannot predict how or if this issue will be resolved nor can we evaluate any potential liability at this time.

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

On June 28, 2018, the California legislature enacted the CCPA, which is scheduled to take effect on January 1, 2020. The CCPA, which covers business that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The Company is assessing the impact of this law on its business and operations.

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

Moreover, our Everyday Health business may be subject to government oversight or regulation by Congress, the FDA, the U.S. Department of Health and Human Services and state regulatory agencies. In addition, certain services provided by Everyday Health are also subject to private regulation both directly by accrediting bodies and indirectly by industry codes followed by commercial supporters of CME and CE programs.
If we are subject to burdensome laws or regulations or if we fail to adhere to the requirements of public or private regulations, our business, financial condition and results of operations could suffer.

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

We operate across many different markets both domestically and internationally which may subject us to cybersecurity, privacy, data security and data protection laws with uncertain interpretations as well as impose conflicting obligations on us.

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

On January 4, 2018, the FCC released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. The FCC’s January 4, 2018 Order is not yet effective and there are efforts in Congress to prevent the Order from becoming effective. Additionally, a number of state attorneys general have filed an appeal of the FCC’s January 4, 2018 Order and others may also appeal the Order. A number of states have either passed legislation, adopted state executive agency policies or are in the process of adopting legislation that would prevent broadband internet access providers from blocking, degrading and otherwise impairing consumers’ and internet applications service providers’ broadband internet access services. We cannot predict whether the FCC’s January 4, 2018 Order will become effective, whether it will withstand appeal, or whether states have the authority to adopt legislation and executive policies that may conflict with the FCC’s January 4, 2018 Order.

Many of the largest providers of broadband services have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers and likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our retail offerings that may make our services less competitive. We cannot predict the potential impact of the FCC’s January 4, 2018 Order on us at this time nor can we evaluate the potential impact at this time.

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
Technologies have been developed and are likely to continue to be developed that can block internet or mobile display advertising. Most of our Digital Media business revenues are derived from fees paid by advertisers in connection with the display of advertisements or clicks on advertisements on web pages or mobile devices. As a result, such technologies and tools are reducing the number of display advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results. Adoption of these types of technologies by more of our users could have a material impact on our revenues. We have implemented third party products to combat these ad-blocking technologies and are developing other strategies to address advertisement blocking. However, our efforts may not be successful to offset the potential increasing impact of these advertising blocking products.
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

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. j2 Cloud Services, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and in the MUFG Credit Facility. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income (as defined in the indenture) and proceeds from equity offerings, although it permits any dividends if j2 Cloud Services’ pro forma leverage ratio (as calculated as required by the indenture) is less than 3.0 to 1. The MUFG Credit Facility generally prohibits dividends (as long as commitments from the lenders or amounts remain outstanding thereunder), except when certain conditions are met, including conditions relating to j2 Cloud Services’ total leverage ratio and EBITDA and the condition that j2 Cloud Services must have at least $25 million in cash and cash equivalents on its balance sheet after giving effect to such dividend. While j2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends on our stock, pay interest on the Convertible Notes and fund other operating company expenses without additional sources of cash.

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

As of February 26, 2019, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we are leasing approximately 43,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expires on January 31, 2020. The Digital Media business is headquartered in New York City, where it leases approximately 43,000 square feet of office space pursuant to a lease that extends through May 2019; 80,000 square feet of office space pursuant to a lease that extends through October 2023 in connection with the EveryDay Health acquisition and 39,000 square feet of office space in connection with the Mashable acquisition. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. The j2 Global affiliates have filed a petition for rehearing or rehearing en banc. On December 11, 2018, the Eight Circuit Court of Appeals denied the j2 Global affiliates’ petition for panel rehearing and petition for rehearing en banc. On January 29, 2019, the case was remanded to the Arkansas state court.

j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period.

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

	High	Low
Year ended December 31, 2018
First Quarter	84.50	72.17
Second Quarter	91.00	77.11
Third Quarter	90.07	79.44
Fourth Quarter	81.65	65.47
Year ended December 31, 2017
First Quarter	86.96	81.42
Second Quarter	91.17	80.86
Third Quarter	85.85	72.08
Fourth Quarter	78.96	72.17

Holders

We had 268 registered stockholders as of February 26, 2019. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter. The following is a summary of each dividend declared during fiscal year 2018 and 2017:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018
August 8, 2018	$0.4250	August 20, 2018	September 4, 2018
October 29, 2018	$0.4350	November 19, 2018	December 5, 2018

On February 6, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4450 per share of common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019 (see Note 21 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). Future dividends are subject to Board approval.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020 (see Note 21 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). Cumulatively at December 31, 2018, we had repurchased 2.7 million shares under the 2012 Program at an aggregated cost of $101.1 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (see Note 4 - Business Acquisitions of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). In December 2018, the Company acquired 600,000 shares of j2 Global common stock in connection with the 2012 Program (see Note 13 - Stockholders’ Equity of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). As a result of the acquisition of j2 Global common stock through the Company’s business combinations and share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689 shares of j2 Global common stock as of December 31, 2018.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	2,194	$74.77	—	1,938,689
November 1, 2018 - November 30, 2018	—	$—	—	1,938,689
December 1, 2018 - December 31, 2018	601,428	$70.89	600,000	1,338,689
Total	603,622		600,000	1,338,689

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding shares outstanding and available for issuance under j2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	707,777	$56.84	3,860,697
Equity compensation plans not approved by security holders	—	—	—
Total	707,777	$56.84	3,860,697

The number of securities remaining available for future issuance includes 2,270,716 and 1,589,981 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 14 to the accompanying consolidated financial statements for a description of these Plans as well as our 2007 Stock Option Plan, which terminated on February 14, 2017.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of j2 Global under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for j2 Global, the NASDAQ Computer Index and an index of companies that j2 Global has selected as its peer group in the cloud services for business space.

j2 Global’s peer group index for 2018 and 2017 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., LogMeIn, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp. and The Ultimate Software Group, Inc.

Measurement points are December 31, 2013 and the last trading day in each of j2 Global’s fiscal quarters through the end of fiscal 2018. The graph assumes that $100 was invested on December 31, 2013 in j2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	Peer
Date	j2 Global	Computer Index	Group Index
Dec-13	100.00	100.00	100.00
Mar-14	100.61	101.55	103.71
Jun-14	102.24	109.80	108.30
Sep-14	99.26	115.25	105.61
Dec-14	124.55	119.88	104.36
Mar-15	131.92	121.42	114.56
Jun-15	136.45	121.67	117.43
Sep-15	142.29	115.55	112.54
Dec-15	165.24	127.36	125.83
Mar-16	123.79	128.45	116.10
Jun-16	126.98	123.38	127.02
Sep-16	133.88	141.35	121.07
Dec-16	164.28	142.99	114.22
Mar-17	168.52	161.41	130.11
Jun-17	170.90	168.17	139.48
Sep-17	148.50	182.86	146.69
Dec-17	150.82	198.42	157.56
Mar-18	158.62	203.42	179.56
Jun-18	174.02	217.73	202.75
Sep-18	166.52	234.63	231.49
Dec-18	139.60	191.11	198.22

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$1,207,295	$1,117,838	$874,255	$720,815	$599,030
Cost of revenues	201,074	172,313	147,100	122,958	105,989
Gross profit	1,006,221	945,525	727,155	597,857	493,041
Operating expenses:
Sales and marketing	338,304	330,296	206,871	159,009	141,967
Research, development and engineering	48,370	46,004	38,046	34,329	30,680
General and administrative	375,267	323,517	239,672	205,137	134,188
Total operating expenses	761,941	699,817	484,589	398,475	306,835
Income from operations	244,280	245,708	242,566	199,382	186,206
Interest expense, net	61,987	67,777	41,370	42,458	31,204
Other expense (income), net	4,706	(22,035)	(10,243)	5	(165)
Income before income taxes	177,587	199,966	211,439	156,919	155,167
Income tax expense	44,760	60,541	59,000	23,283	29,840
Net loss in earnings of equity method investment	4,140	—	—	—	—
Net income	$128,687	$139,425	$152,439	$133,636	$125,327
Less extinguishment of Series A preferred stock	—	—	—	—	(991)
Net income attributable to j2 Global, Inc. common shareholders	$128,687	$139,425	$152,439	$133,636	$124,336

Net income per common share:
Basic	$2.64	$2.89	$3.15	$2.76	$2.60
Diluted	$2.59	$2.83	$3.13	$2.73	$2.58
Weighted average shares outstanding:
Basic	47,950,746	47,586,242	47,668,357	47,627,853	46,778,015
Diluted	48,927,791	48,669,027	47,963,226	48,087,760	47,106,538
Cash dividends declared per common share	$1.68	$1.52	$1.36	$1.22	$1.10

	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$209,474	$350,945	$123,950	$255,530	$433,663
Working capital	153,009	355,325	(106,090)	286,151	486,816
Total assets	2,560,830	2,453,093	2,062,328	1,783,719	1,705,202
Other long-term liabilities	51,068	31,434	3,475	18,228	22,416
Total stockholders’ equity	$1,035,744	$1,020,305	$914,536	$890,208	$820,235

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

Overview

j2 Global, Inc., together with its subsidiaries (“j2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, healthcare, and international markets offering content, tools and services to consumers and businesses.
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services business, operated by our wholly owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two businesses: Cloud Services and Digital Media.
Our Cloud Services business generates revenues primarily from customer subscription and usage fees and from IP licensing fees. Our Digital Media business generates revenues from advertising and sponsorships, subscription and usage fees, performance marketing and licensing fees.

In addition to growing our business organically, on a regular basis we acquire businesses to grow our customer bases, expand and diversify our service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.
Our consolidated revenues are currently generated from three basic business models, each with different financial profiles and variability. Our Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services business also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. Our Digital Media business is driven primarily by advertising revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter. We continue to pursue additional acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.

Cloud Services Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services business for the years ended December 31, 2018, 2017 and 2016 (in thousands, except for percentages):

	Years Ended December 31,
	2018	2017	2016
Subscriber revenues:
Fixed	$488,948	$471,269	$468,395
Variable	108,333	102,928	93,950
Total subscriber revenues	597,281	574,197	562,345
Other license revenues	694	4,759	4,593
Total revenues	$597,975	$578,956	$566,938
Percentage of total subscriber revenues:
Fixed	81.9%	82.1%	83.3%
Variable	18.1%	17.9%	16.7%
Total revenues:
Number-based	$393,079	$384,929	$367,741
Non-number-based	204,896	194,027	199,197
Total revenues	$597,975	$578,956	$566,938

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$15.61	$15.31	$15.21
Cancel rate (3)	2.1%	2.0%	2.1%

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

Digital Media Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media business for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Years Ended December 31,
	2018	2017	2016
Visits	7,706	5,720	4,992
Page views	31,727	23,731	18,063
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

We believe that our most critical accounting policies are those related to revenue recognition, valuation and impairment of investments, our assessment of ownership interests as variable interest entities and the related determination of consolidation, share-based compensation expense, assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Cloud Services

The Company’s Cloud Services revenues substantially consist of monthly recurring subscription and usage-based fees, the majority of which are paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our security and online backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

j2 Global’s Cloud Services also includes patent license revenues generated under license agreements that provide for the payment of contractually determined fully paid-up or royalty-bearing license fees to j2 Global in exchange for the grant of non-exclusive, retroactive and future licenses to our intellectual property, including patented technology. Patent revenues may also consist of revenues generated from the sale of patents. Patent license arrangements are evaluated to determine if they grant the customer a right to access the Company’s intellectual property which is generally recognized over the life of the arrangement or a right to use the Company’s intellectual property which is generally recognized at the point in time the license is granted. With regard to royalty-bearing license arrangements, the Company recognizes revenues of license fees earned during the applicable period.

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

Revenue is earned from the delivery of advertising services on the Company’s owned and operated websites and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following performance obligations are satisfied: (i)

when an advertisement is placed for viewing; (ii) when a qualified sales lead is delivered; (iii) when a visitor “clicks through” on an advertisement; or (iv) when commissions are earned upon the sale of an advertised product.

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

j2 Global also generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates revenue from other sources which had included marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered. Revenues were no longer generated in 2018 from certain marketing and production services as a result of the sale of certain Digital Media assets during 2017.

j2 Global also generates Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support and maintenance, hardware used in conjunction with its software, and other related services. Revenue is recognized for these software transactions with multiple performance obligations after (i) the Company has had an approved contract and is committed to perform the respective obligations and (ii) the Company can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.

Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer to download and use. Revenues for related software support and maintenance performance obligations are related to technical support provided to customers as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period when they are available. The Company is obligated to make the support services available continuously throughout the contract period. Therefore, revenues for support contracts are generally recognized ratably over the contractual period the support services are provided. Hardware product and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer. Other service revenues are generally recognized over time as the services are performed.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party sites.

Valuation and Impairment of Investments

We account for our investments in debt securities in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). Our debt investments are typically comprised of corporate debt securities. We determine the appropriate classification of our investments at the time of acquisition and evaluate such determination at each balance sheet date. Trading securities are those investments that we intend to sell within a few hours or days and are carried at fair value, with unrealized gains and losses included in investment income. Available-for-sale debt securities are those investments we do not intend to hold to maturity and can be sold. Available-for-sale debt securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Held-to-maturity securities are those investments which we have the ability and intent to hold until maturity and are recorded at amortized cost. All debt securities are accounted for on a specific identification basis.

We account for our investments in equity securities in accordance with ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) which requires the accounting for equity investments (other than those accounted for using the equity method of accounting) generally be measured at fair value for equity securities with readily determinable fair values. For equity securities without a readily determinable fair value that are not accounted for by the equity method, we measure the equity security using cost, less impairment, if any, and plus or minus observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses will be reported in current earnings (see Note 5 - Investments of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

We assess whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions (see Note 5 - Investments of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference).

Variable Interest Entities (“VIE”)

A VIE requires consolidation by the entity’s primary beneficiary. We evaluate our investments in entities in which we are involved to determine if the entity is a VIE and if so, whether we hold a variable interest and are the primary beneficiary. We have determined that we hold a variable interest in our investment as a limited partner in the OCV Fund I, LP (“OCV Fund”, “OCV” or the “Fund”). In determining whether we are the primary beneficiary of the VIE, both of the following characteristics must be present:

a) the Company has the power to direct the activities of the VIE that most significantly impacts the VIEs economic performance (the power criterion); and

b) the Company has the obligation to absorb losses of the VIE, or the right to receive benefits of the VIE, that could potentially be significant to the VIE (the economic criterion).

We have concluded that, as a limited partner, although the obligations to absorb losses or benefit from the gains is not insignificant, we do not have “power” over OCV because we do not have the ability to direct the significant decisions which impact the economics of OCV. We believe that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, we have concluded that we will not consolidate OCV, as we are not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. See Note 5, “Investments”, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

We recognize our equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If we become aware of a significant decline in value, the loss will be recorded in the period in which we identify the decline.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2018, 2017 and 2016.

Goodwill and Purchased Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if circumstances indicate potential impairment. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test is performed by comparing a reporting unit’s fair value to its carrying value; if the fair value is less than its carrying value, impairment is indicated. In connection with the annual impairment test for intangible assets, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value is less than its carrying amount, then we perform the impairment test upon intangible assets.

In the fourth quarter of 2018, there was a change to our reporting units. As a result of this change, we allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately before and after the reallocation and determined no impairment existed. Further, we completed the required impairment review for the years ended December 31, 2017 and 2016 and noted no impairment. Consequently, no impairment charges were recorded.

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

We measure our contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). We may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent earn-out liabilities are reported in operating income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

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

On December 22, 2017, the United States enacted the 2017 Tax Act, which imposes a repatriation tax on accumulated earnings of foreign subsidiaries, imposes a current tax on certain foreign earnings and lowers the general corporate income tax rate to 21%. In December 2017, the SEC staff issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have completed our accounting for the tax effects of the 2017 Tax Act, including the repatriation tax, the net deferred tax remeasurement and the impact on our unrealized tax benefits. None of the adjustments we made to our provisional amounts were material to our consolidated financial statements.

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

Non-Income Tax Contingencies

The Company does not collect and remit sales and use, telecommunication, or similar taxes in all jurisdictions in which it has sales, based on the Company’s belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at December 31, 2018 were not material.

The June 2018 U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494, along with the application of existing, new or future rulings and laws, could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

The Company is currently under audit or is subject to audit for indirect taxes in several states and municipalities. The Company has a $4.6 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a materially impact on our financial results.

Allowances for Doubtful Accounts

We reserve for receivables we may not be able to collect. The reserves for our Cloud Services business are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. The reserves for our Digital Media business are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2018, 2017 and 2016

Cloud Services

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits as included in the results of operations below in our Cloud Services business to be stable for the foreseeable future (excluding the impact of acquisitions). The main focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers. Through our IP licensing operations, which are included in the Cloud Services business, we seek to make our IP available for license to third parties, and we expect to continue to attempt to obtain additional IP through a combination of acquisitions and internal development in an effort to increase available licensing opportunities and related revenues.

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models may impact Cloud Services’ overall profit margins. Also, as IP licensing often involves litigation, the timing of licensing transactions is unpredictable and can and does vary significantly from period to period. This variability can cause the overall business’s financial results to materially vary from period to period.

Digital Media

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect the revenue and profits in our Digital Media business to improve over the next several quarters as we integrate our recent acquisitions and over the longer term as advertising transactions continue to shift from offline to online. The main focus of our advertising programs is to provide relevant and useful advertising to visitors to our websites and those included within our advertising networks, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and those included within our advertising networks.

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

We expect acquisitions to remain an important component of our strategy and use of capital in this business; however, we cannot predict whether our current pace of acquisitions will remain the same within this business. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models may impact Digital Media’s overall profit margins.

j2 Global Consolidated

We anticipate that the stable revenue trend in our Cloud Services business combined with the improving revenue and profits in our Digital Media business will result in overall improved revenue and profits for j2 Global on a consolidated basis, excluding the impact of any future acquisitions which can vary dramatically from period to period.

We expect operating profit as a percentage of revenues to generally decrease in the future primarily due to the fact that revenue with respect to our Digital Media business (i) is increasing as a percentage of our revenue on a consolidated basis and (ii) has historically operated at a lower operating margin.

The following table sets forth, for the years ended December 31, 2018, 2017 and 2016, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016
Revenues	100%	100%	100%
Cost of revenues	17	15	17
Gross profit	83	85	83
Operating expenses:
Sales and marketing	28	30	24
Research, development and engineering	4	4	4
General and administrative	31	29	27
Total operating expenses	63	63	55
Income from operations	20	22	28
Interest expense, net	5	6	5
Other expense (income), net	—	(2)	(1)
Income before income taxes	15	18	24
Income tax expense	4	5	7
Net loss in earnings of equity method investment	—	—	—
Net income	11%	12%	17%

Revenues

(in thousands, except percentages)	2018	2017	2016	Percentage Change 2018 versus 2017	Percentage Change 2017 versus 2016
Revenues	$1,207,295	$1,117,838	$874,255	8%	28%

Our revenues consist of revenues from our Cloud Services business and from our Digital Media business. Cloud Services revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate Cloud Services revenues from IP licensing. Digital Media revenues primarily consist of advertising revenues, subscriptions earned through the granting of access to, or delivery of, certain data products or services to customers, fees paid for generating business leads, and licensing and sale of editorial content and trademarks.

Our revenues have increased over the past three years primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)	2018	2017	2016	Percentage Change 2018 versus 2017	Percentage Change 2017 versus 2016
Cost of revenue	$201,074	$172,313	$147,100	17%	17%
As a percent of revenue	17%	15%	17%

Cost of revenues is primarily comprised of costs associated with content fees, data and voice transmission, numbers, editorial and production costs, network operations, customer service, and online processing fees. The increase in cost of revenues for the year ended December 31, 2018 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2017 that resulted in additional content fees. The increase in cost of revenues for the year ended December 31, 2017 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2016 that resulted in additional editorial and production costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2018	2017	2016	Percentage Change 2018 versus 2017	Percentage Change 2017 versus 2016
Sales and Marketing	$338,304	$330,296	$206,871	2%	60%
As a percent of revenue	28%	30%	24%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the years ended December 31, 2018, 2017 and 2016 was $149.7 million (primarily consisting of $100.5 million of third-party advertising costs and $40.8 million of personnel costs), $143.3 million (primarily consisting of $95.4 million of third-party advertising costs and $41.0 million of personnel costs) and $96.8 million (primarily consisting of $64.8 million of third-party advertising costs and $26.3 million of personnel costs), respectively. The increase in sales and marketing expenses from 2017 to 2018 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2017. The increase in sales and marketing expenses from 2016 to 2017 was primarily due to increased personnel costs and advertising associated with the acquisition of Everyday Health within the Digital Media business, which was acquired in December 2016.

Research, Development and Engineering.

(in thousands, except percentages)	2018	2017	2016	Percentage Change 2018 versus 2017	Percentage Change 2017 versus 2016
Research, Development and Engineering	$48,370	$46,004	$38,046	5%	21%
As a percent of revenue	4%	4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2017 to 2018 was primarily due to personnel costs associated with acquisitions within the Cloud Service business. The increase in research, development and engineering costs from 2016 to 2017 was primarily due to personnel costs associated with acquisitions within the Cloud Service and Digital Media businesses.

General and Administrative.

(in thousands, except percentages)	2018	2017	2016	Percentage Change 2018 versus 2017	Percentage Change 2017 versus 2016
General and Administrative	$375,267	$323,517	$239,672	16%	35%
As a percent of revenue	31%	29%	27%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2017 to 2018 was primarily due to additional amortization of intangible assets, increased depreciation expense and personnel costs relating to acquisitions closed during 2017 and 2018. The increase in general and administrative expense from 2016 to 2017 was primarily due to additional amortization of intangible assets and personnel costs relating to acquisitions closed during 2016 and 2015 and increased depreciation expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenues	$510	$500	$436
Operating expenses:
Sales and marketing	1,798	1,723	1,782
Research, development and engineering	1,553	1,182	904
General and administrative	24,232	19,332	10,528
Total	$28,093	$22,737	$13,650

During the year ended December 31, 2017, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million for the year ended December 31, 2017 due to this vesting acceleration.

In connection with Nehemia Zucker’s resignation as Chief Executive Officer effective as of December 31, 2017, all of his outstanding and unvested stock options and time-based restricted shares, along with the tranche of performance-vesting restricted shares that was then next scheduled to vest, vested in full on December 29, 2017. As a result, the Company has accelerated the recognition of share-based compensation expense associated with these awards which impacted 2017 by approximately $5.1 million.

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $62.0 million, $67.8 million, and $41.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease from 2017 to 2018 was primarily due to decreased interest expense associated with the loss on extinguishment of the $250 million 8.0% Senior Notes recognized in 2017. The increase from 2016 to 2017 was due to increased interest expense associated with the issuance of the $650 million 6.0% Senior Notes and our line of credit borrowings, the loss on the extinguishment of the $250 million 8.0% Senior Notes and decreased interest income on cash, cash equivalents and investments.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense (income), net was $4.7 million, $(22.0) million, and $(10.2) million for the years ended December 31, 2018, 2017 and 2016, respectively. The change from 2017 to 2018 was attributable to gains earned in the prior period related to the sales of subsidiaries in our Digital Media and Cloud businesses. The change from 2016 to 2017 was attributable to an increase in gains earned related to the sales of subsidiaries in our Digital Media and Cloud businesses, partially offset by increased losses on currency exchange compared to the prior period as well as the sale of our strategic investment in Carbonite in the prior period, resulting in a gain on sale of $7.6 million, and a breakup fee received of $2.5 million in the prior period associated with the competitive bid for certain assets of Gawker Media.

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

On December 22, 2017, the United States enacted the 2017 Tax Act, which imposes a repatriation tax on accumulated earnings of foreign subsidiaries, imposes a current tax on certain foreign earnings and lowers the general corporate income tax rate to 21%. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have completed our accounting for the tax effects of the 2017 Tax Act, including the repatriation tax, the net deferred tax remeasurement and the impact on our unrealized tax benefits. None of the adjustments we made to our provisional amounts were material to our consolidated financial statements.

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of $142.2 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036.

As of December 31, 2018 and 2017, the Company had available unrecognized state research and development tax credits of $4.6 million and $2.3 million, respectively, which last indefinitely.

Income tax expense amounted to $44.8 million, $60.5 million and $59.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our effective tax rates for 2018, 2017 and 2016 were 25.2%, 30.3% and 27.9%, respectively.

The decrease in our annual effective income tax rate from 2017 to 2018 was primarily attributable to the following:

1.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21%, effective on January 1, 2018; partially offset by:

2.	a decrease in the benefit for the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations); and

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

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	19.0%	26.5%
Effective tax rate (1)	4.6%	19.4%	26.6%
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

The net loss in earnings of equity method investment was $4.1 million and zero and zero, net of tax benefit for the year ended December 31, 2018, 2017, and 2016 respectively. During the year ended December 31, 2018, 2017, and 2016 the Company recognized management fees of $4.5 million, zero, and zero, net of tax benefit, respectively.

Cloud Services and Digital Media Results
Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two businesses: (i) Cloud Services; and (ii) Digital Media.
We evaluate the performance of our businesses based on revenues, including both external and interbusiness net sales, and operating income. We account for interbusiness sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective businesses operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant interbusiness amounts are eliminated to arrive at our consolidated financial results.
Cloud Services
The following results are presented for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
External net sales	$597,975	$578,956	$566,938
Inter-business net sales	—	—	—
Net sales	597,975	578,956	566,938
Cost of revenues	122,154	118,746	120,562
Gross profit	475,821	460,210	446,376
Operating expenses	245,701	234,166	235,497
Operating income	$230,120	$226,044	$210,879
Net sales of $598.0 million in 2018 increased $19.0 million, or 3.3%, from the prior comparable period primarily due to business acquisitions. Net sales of $579.0 million in 2017 increased $12.0 million, or 2.1%, from the prior comparable period primarily due to business acquisitions.
Gross profit of $475.8 million in 2018 increased $15.6 million from 2017 and gross profit of $460.2 million in 2017 increased $13.8 million from 2016 primarily due to an increase in net sales from acquisitions between the periods. The gross profit as a percentage of revenues for 2018 was consistent with the previous comparable period. The gross profit as a percentage of revenues for 2017 was consistent with the previous comparable period.
Operating expenses of $245.7 million in 2018 increased $11.5 million from 2017 primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period; and (b) an allocation of certain shared Corporate operating costs. Operating expenses of $234.2 million in 2017 decreased $1.3 million from 2016 primarily due to lower depreciation and amortization.
As a result of these factors, operating earnings of $230.1 million in 2018 increased $4.1 million, or 1.8%, from 2017, and operating earnings of $226.0 million in 2017 increased $15.2 million, or 7.2%, from 2016. Our Cloud Services business consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.

Digital Media

The following results are presented for fiscal years 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
External net sales	$609,314	$538,882	$307,317
Inter-business net sales	60	57	146
Net sales	609,374	538,939	307,463
Cost of revenues	78,919	53,574	26,538
Gross profit	530,455	485,365	280,925
Operating expenses	489,019	437,297	230,225
Operating income	$41,436	$48,068	$50,700

Net sales of $609.4 million in 2018 increased $70.4 million, or 13.1%, and net sales of $538.9 million increased $231.5 million, or 75.3%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable period.

Gross profit of $530.5 million in 2018 increased $45.1 million and gross profit of $485.4 million in 2017 increased $204.4 million from the prior comparable period primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2018 and 2017 was lower than the prior comparable period due to additional content fees; partially offset by a decrease in campaign fulfillment costs. Gross profit as a percentage of revenues in 2017 and 2016 was consistent with the prior comparable periods.

Operating expenses of $489.0 million in 2018 increased $51.7 million from the prior comparable period primarily due to (a) additional expense associated with businesses acquired in and subsequent to 2017 comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs. Operating expenses of $437.3 million in 2017 increased $207.1 million from the prior comparable period primarily due to (a) increased sales and marketing costs primarily due to additional advertising and personnel costs associated with businesses acquired in and subsequent to 2016; and (b) amortization of intangible assets and depreciation associated with business acquisitions subsequent to the prior comparable period.

As a result of these factors, operating income of $41.4 million in 2018 decreased $6.6 million, or 13.8%, from 2017, and operating income of $48.1 million in 2017 decreased $2.6 million, or 5.2%, from 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2018, we had cash and investments of $293.3 million compared to $408.7 million at December 31, 2017. The decrease in cash and investments resulted primarily from business acquisitions, dividends and interest paid, purchases of property and equipment, repurchase of common stock and purchase of equity method investments. At December 31, 2018, cash and investments consisted of cash and cash equivalents of $209.5 million and long-term investments of $83.8 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of December 31, 2018 cash and investments held within domestic and foreign jurisdictions were $177.3 million and $116.0 million, respectively. As of December 31, 2017 cash and investments held within domestic and foreign jurisdictions were $271.2 million and $137.5 million, respectively.

The Company’s Board of Directors approved four quarterly cash dividends during the year ended December 31, 2018, totaling $1.68 per share of common stock. On February 6, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4450 per share of common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019. Future dividends are subject to Board approval.

On January 7, 2019, j2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $100 million (the “Credit Facility”) expandable to $150 million. The proceeds from the Credit Facility are intended to be used for working capital and general corporate purposes of j2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 1, 2019 the Credit Facility has not been drawn upon.

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

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $36.8 million, inclusive of certain management fees, of which $36.8 million has been paid for the year ended December 31, 2018.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $401.3 million, $264.4 million and $282.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2018 compared to 2017 was primarily attributable to an increase in deferred income tax balances; partially offset by a decrease in income tax payable. In addition, the increase was due to a decrease in accounts receivable, an increase in depreciation and amortization, changes in the fair value of contingent consideration and an increase in deferred revenue. The decrease in our net cash provided by operating activities in 2017 compared to 2016 was primarily attributable to decrease in accounts payable and accrued expenses including a $20.0 million payment of certain contingent compensation obligations of Everyday Health as well as a payment of contingent consideration of $20.0 million associated with the acquisition of Ookla; an increase in deferred income tax balances and a decrease in income tax payable and liability for uncertain tax positions; partially offset by an increase in depreciation and amortization, share-based compensation and increase in other long term liabilities. Our prepaid tax payments were zero and $6.0 million at December 31, 2018 and 2017, respectively. Our cash and cash equivalents and short-term investments were $209.5 million, $350.9 million and $124.0 million at December 31, 2018, 2017 and 2016, respectively.

Net cash used in investing activities was $(406.6) million, $(158.5) million and $(448.9) million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in investing activities in 2018 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and purchases of equity method investments. Net cash used in investing activities in 2017 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of intangible assets; partially offset by proceeds from the sale of businesses. Net cash used in investing activities in 2016 was primarily attributable to business acquisitions, purchase of available-for-sale investments, purchases of property and equipment and investments in intangible assets, partially offset by the sale of available-for-sale investments.

Net cash (used in) provided by financing activities was $(131.4) million, $111.8 million and $41.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net cash (used in) provided by financing activities in 2018 was primarily attributable to dividends paid, repurchase of common stock and business acquisitions. Net cash provided by financing activities in 2017 was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit and other debt, dividends paid, repurchases of stock and business acquisitions. Net cash used in by financing activities in 2016 was primarily attributable to proceeds from a line of credit, exercise of stock options and excess tax benefit from share-based compensation, partially offset by dividends paid, deferred payments for acquisitions and the repurchase of stock.

Stock Repurchase Program

On February 15, 2012, the Company’s Board of Directors authorized the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 20, 2020 (see Note 21 - Subsequent Events for discussion regarding the extension of the share repurchase program by an additional year). On November 29, 2018, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of up to 600,000 of Common Stock at a specified price under a new stock repurchase program (see Note 13 - Stockholders’ Equity of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2018:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$402,500	$—	$650,000	$1,052,500
Long-term debt - interest (b)	50,456	97,622	78,000	78,000	304,078
Operating leases (c)	19,267	30,077	23,631	5,456	78,431
Capital leases (d)	315	279	—	—	594
Telecom services and co-location facilities (e)	3,193	3,152	230	—	6,575
Holdback payment (f)	2,495	3,236	—	—	5,731
Contingent consideration (g)	20,000	—	—	—	20,000
Transition tax (h)	—	—	—	11,675	11,675
Self-Insurance (i)	9,912	—	—	—	9,912
Other (j)	1,995	1,710	598	—	4,303
Total	$107,633	$538,576	$102,459	$745,131	$1,493,799
________________________

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(h)
These amounts represent commitments related to the transition tax on unrepatriated foreign earnings. The Internal Revenue Service (“IRS”) has issued guidance indicating that an overpayment of 2017 federal income tax will first be applied to unpaid transition tax with any excess applied to subsequent tax years or refunded. As of December 31, 2018, the 2017 federal tax return overpayment was reclassified from taxes payable (short-term liability) to taxes payable (long-term liability). The December 31, 2018 balance sheet amount for the transition tax long-term obligation has been reduced to reflect the 2017 federal overpayment.

(i)	These amounts represent health and dental insurance plans in connection to self-insurance.

(j)	These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2018, our liability for uncertain tax positions was $59.6 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

We have not presented contingent consideration associated with acquisitions (other than the $20.0 million in contingent consideration associated with the acquisition of Humble Bundle) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2019.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2018, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2018, we had investments in debt securities with effective maturities greater than one year of approximately $21.4 million. As of December 31, 2018 and December 31, 2017, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $209.5 million and $350.9 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

For the years ended December 31, 2018, 2017 and 2016, foreign exchange losses amounted to $2.3 million, $5.8 million and $0.7 million, respectively. The decrease in losses to our earnings in the current period were primarily attributable to decreased inter-company balances between the periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses were not material to our earnings in 2018, 2017 and 2016, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2018, 2017 and 2016, was $(15.5) million, $25.6 million, and $(23.1) million respectively.

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
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of j2 Global, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019, expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method for accounting for revenue from contracts with customers effective January 1, 2018 as a result of adopting Accounting Standards Codification 606, Revenue from Contract with Customers. The Company adopted this new revenue standard using a modified retrospective approach.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
March 1, 2019

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands, except share amounts)

	2018	2017
ASSETS
Cash and cash equivalents	$209,474	$350,945
Accounts receivable, net of allowances of $10,422 and $8,701, respectively	221,615	234,195
Prepaid expenses and other current assets	29,242	35,287
Total current assets	460,331	620,427
Long-term investments	83,828	57,722
Property and equipment, net	98,813	79,773
Trade names, net	142,888	123,947
Patent and patent licenses, net	7,346	10,871
Customer relationships, net	191,208	193,606
Goodwill	1,380,376	1,196,611
Other purchased intangibles, net	185,026	157,327
Other assets	11,014	12,809
TOTAL ASSETS	$2,560,830	$2,453,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$166,521	$169,837
Income taxes payable, current	12,915	—
Deferred revenue, current	127,568	95,255
Other current liabilities	318	10
Total current liabilities	307,322	265,102
Long-term debt	1,013,129	1,001,944
Deferred revenue, noncurrent	13,200	47
Income taxes payable, noncurrent	11,675	43,781
Liability for uncertain tax positions	59,644	52,216
Deferred income taxes, noncurrent	69,048	38,264
Other long-term liabilities	51,068	31,434
TOTAL LIABILITIES	1,525,086	1,432,788
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2018 and 2017, respectively; total issued and outstanding is zero and zero at December 31, 2018 and 2017, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2018 and 2017, respectively; total issued and outstanding is zero and zero at December 31, 2018 and 2017, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2018 and 2017; total issued 48,082,800 and 47,854,510 shares at December 31, 2018 and 2017, respectively; total outstanding 47,482,800 and 47,854,510 shares at December 31, 2018 and 2017, respectively.	481	479
Additional paid-in capital	354,210	325,854
Treasury stock, at cost (600,000 and zero shares, respectively, at December 31, 2018 and 2017, respectively).	(42,543)	—
Retained earnings	769,575	723,062
Accumulated other comprehensive loss	(45,979)	(29,090)
TOTAL STOCKHOLDERS’ EQUITY	1,035,744	1,020,305
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,560,830	$2,453,093

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017 and 2016
(In thousands, except share and per share data)

	2018	2017	2016
Total revenues	$1,207,295	$1,117,838	$874,255

Cost of revenues (1)	201,074	172,313	147,100
Gross profit	1,006,221	945,525	727,155
Operating expenses:
Sales and marketing (1)	338,304	330,296	206,871
Research, development and engineering (1)	48,370	46,004	38,046
General and administrative (1)	375,267	323,517	239,672
Total operating expenses	761,941	699,817	484,589
Income from operations	244,280	245,708	242,566
Interest expense, net	61,987	67,777	41,370
Other expense (income), net	4,706	(22,035)	(10,243)
Income before income taxes and net loss in earnings of equity method investment	177,587	199,966	211,439
Income tax expense	44,760	60,541	59,000
Net loss in earnings of equity method investment	4,140	—	—
Net income	$128,687	$139,425	$152,439

Net income per common share:
Basic	$2.64	$2.89	$3.15
Diluted	$2.59	$2.83	$3.13
Weighted average shares outstanding:
Basic	47,950,746	47,586,242	47,668,357
Diluted	48,927,791	48,669,027	47,963,226
Cash dividends paid per common share	$1.68	$1.52	$1.36

(1) Includes share-based compensation expense as follows:
Cost of revenues	$510	$500	$436
Sales and marketing	1,798	1,723	1,782
Research, development and engineering	1,553	1,182	904
General and administrative	24,232	19,332	10,528
Total	$28,093	$22,737	$13,650

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016

Net income	$128,687	$139,425	$152,439
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(15,471)	25,559	(23,076)
Change in fair value on available-for-sale investments, net of tax (benefit) expense of ($460), zero and $1,495 for the years ended 2018, 2017 and 2016, respectively	(1,418)	—	(2,449)
Other comprehensive (loss) income, net of tax	(16,889)	25,559	(25,525)
Comprehensive income	$111,798	$164,984	$126,914

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$128,687	$139,425	$152,439
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	187,174	162,041	122,091
Amortization of financing costs and discounts	11,385	11,952	9,818
Share-based compensation	28,093	22,737	13,650
Provision for doubtful accounts	17,338	13,159	13,169
Deferred income taxes, net	25,050	(21,432)	(13,779)
Loss on extinguishment of debt and related interest expense	—	7,962	—
Gain on sale of businesses	—	(27,681)	—
Changes in fair value of contingent consideration	18,944	2,300	4,850
Gain on available-for-sale investment	—	—	(7,716)
Loss on equity investments	10,506	—	—
Decrease (increase) in:
Accounts receivable	4,034	(37,546)	(30,687)
Prepaid expenses and other current assets	2,211	4,001	(957)
Other assets	2,391	(2,712)	(497)
Increase (decrease) in:
Accounts payable and accrued expenses	(35,220)	(34,116)	6,363
Income taxes payable	(29,042)	14,888	25,409
Deferred revenue	11,991	941	(4,213)
Liability for uncertain tax positions	7,694	4,936	10,620
Other long-term liabilities	10,089	3,564	(18,173)
Net cash provided by operating activities	401,325	264,419	282,387
Cash flows from investing activities:
Purchases of equity method investment	(36,635)	—	—
Maturity of investments	—	—	241,817
Purchases of available-for-sale investments	(500)	(4)	(80,918)
Purchases of property and equipment	(56,379)	(39,595)	(24,746)
Acquisition of businesses, net of cash received	(312,430)	(174,951)	(580,691)
Proceeds from sale of businesses, net of cash divested	—	58,300	—
Purchases of intangible assets	(669)	(2,240)	(4,321)
Net cash used in investing activities	(406,613)	(158,490)	(448,859)
Cash flows from financing activities:
Issuance of long-term debt, net	—	636,485	—
Payment of debt	(2,204)	(255,000)	—
Proceeds from line of credit, net	—	44,981	178,710
Repayment of line of credit	—	(225,000)	—
Repurchase of common stock	(47,102)	(9,850)	(56,496)
Issuance of common stock under employee stock purchase plan	2,084	259	254
Exercise of stock options	1,540	1,108	3,570
Dividends paid	(81,679)	(73,469)	(65,835)
Deferred payments for acquisitions	(3,558)	(7,637)	(20,832)
Other	(443)	(54)	1,779
Net cash (used in) provided by financing activities	(131,362)	111,823	41,150
Effect of exchange rate changes on cash and cash equivalents	(4,821)	9,243	(6,258)
Net change in cash and cash equivalents	(141,471)	226,995	(131,580)
Cash and cash equivalents at beginning of year	350,945	123,950	255,530
Cash and cash equivalents at end of year	$209,474	$350,945	$123,950

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2016	47,950,677	$479	$292,064	—	$—	$626,789	$(29,124)	$890,208
Net income	—	—	—	—	—	152,439	—	152,439
Other comprehensive income, net of tax expense $1,495	—	—	—	—	—	—	(25,525)	(25,525)
Dividends	—	—	—	—	—	(65,835)	—	(65,835)
Exercise of stock options	142,870	1	3,569	—	—	—	—	3,570
Issuance of shares under Employee Stock Purchase Plan	3,918	—	254	—	—	—	—	254
Vested restricted stock	270,098	3	(3)	—	—	—	—	—
Repurchase and retirement of common stock	(1,015,584)	(10)	(3,344)	—	—	(53,142)	—	(56,496)
Exchange of Series B preferred stock	91,737	1	(1)	—	—	—	—	—
Share based compensation	—	—	13,519	—	—	131	—	13,650
Excess tax benefit on share based compensation	—	—	2,271	—	—	—	—	2,271
Balance, December 31, 2016	47,443,716	$474	$308,329	—	$—	$660,382	$(54,649)	$914,536
Net income	—	—	—	—	—	139,425	—	139,425
Other comprehensive income, net of tax of zero	—	—	—	—	—	—	25,559	25,559
Dividends	—	—	—	—	—	(73,469)	—	(73,469)
Exercise of stock options	38,183	1	1,107	—	—	—	—	1,108
Issuance of shares under Employee Stock Purchase Plan	3,283	—	259	—	—	—	—	259
Vested restricted stock	397,781	4	(4)	—	—	—	—	—
Repurchase and retirement of common stock	(117,076)	(1)	(6,441)	—	—	(3,408)	—	(9,850)
Exchange of Series B preferred stock	88,623	1	(1)	—	—	—	—	—
Share based compensation	—	—	22,605	—	—	132	—	22,737
Balance, December 31, 2017	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	128,687	—	128,687
Other comprehensive income, net of tax benefit ($460)	—	—	—	—	—	—	(16,889)	(16,889)
Dividends	—	—	—	—	—	(82,573)	—	(82,573)
Exercise of stock options	67,898	1	1,539	—	—	—	—	1,540
Issuance of shares under Employee Stock Purchase Plan	33,262	—	2,084	—	—	—	—	2,084
Vested restricted stock	169,512	2	(2)	—	—	—	—	—
Repurchase and retirement of common stock	(52,912)	(1)	(3,230)	—	—	(1,328)	—	(4,559)
Exchange of Series B preferred stock	10,530	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(600,000)	(42,543)	—	—	(42,543)
Share based compensation	—	—	27,965	—	—	128	—	28,093
Balance, December 31, 2018	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744

See Notes to Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016

1.       The Company

j2 Global, Inc., together with its subsidiaries (“j2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business (“B2B”), healthcare, and international markets, offering content, tools and services to consumers and businesses.
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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications and the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, valuation and impairment of investments, its assessment of ownership interests as variable interest entities and the related determination of consolidation, share-based compensation expense, assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

(c)	Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. The reserves for the Company’s Cloud Services business are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. These reserves for the Company’s Digital Media business are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

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

As of December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

(f)	Cash and Cash Equivalents

j2 Global considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(g)	Investments

j2 Global accounts for its investments in debt securities in accordance with ASC Topic No. 320, Investments - Debt Securities (“ASC 320”). Debt investments are typically comprised of corporate debt securities. j2 Global determines the appropriate classification of its investments at the time of acquisition and evaluates such determination at each balance sheet date. Trading securities are those investments that the Company intends to sell within a few hours or days and are carried at fair value, with unrealized gains and losses included in investment income. Available-for-sale debt securities are those investments j2 Global does not intend to hold to maturity and can be sold. Available-for-sale securities are carried at fair value with unrealized gains and losses included in other comprehensive income. Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity and are recorded at amortized cost. All debt securities are accounted for on a specific identification basis.

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

(h)	Variable Interest Entities (“VIE”)

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

The Company has concluded that, as a limited partner, although the obligations to absorb losses or benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. j2 believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting. See Note 5, “Investments”.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

(i)	Debt Issuance Costs and Debt Discount

j2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing or term of the credit facility using the effective interest method.

(j)	Derivative Instruments

j2 Global currently holds an embedded derivative instrument related to contingent interest in connection with its 3.25% Convertible Notes issued on June 10, 2014. This embedded derivative instrument is carried at fair value with changes recorded to interest expense (see Note 7 - Fair Value Measurements).

(k)	Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2018, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, Denmark, France, Germany, Italy, Japan, New Zealand, Netherlands, Norway, and Sweden.

(l)	Foreign Currency

Some of j2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation (loss)/gain was $(15.5) million, $25.6 million and $(23.1) million for the years ended December 31, 2018, 2017 and 2016, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Foreign exchange losses amounted to $2.3 million, $5.8 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(m)	Property and Equipment

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

(n)	Impairment or Disposal of Long-Lived Assets

j2 Global accounts for long-lived assets, which include property and equipment and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

j2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2018, 2017 or 2016.

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

(o)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if j2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2018 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2018 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. j2 Global concluded that there were no impairments in 2018, 2017 and 2016.

(p)	Contingent Consideration

j2 Global measures the contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 7 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

j2 Global reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of our contingent earn-out liabilities are reported in operating income. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

(q)	Self-Insurance Program

j2 Global provides health and dental insurance plans to certain of its employees through a self-insurance structure. The Company has secured reinsurance in the form of a two tiered stop-loss coverage that limits the exposure arising from any claims made. Self-insurance claims filed and claims incurred but not reported are accrued based on management’s estimate of the discounted ultimate costs for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

(r)	Income Taxes

j2 Global’s income is subject to taxation in both the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. j2 Global establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. j2 Global adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

(s)	Share-Based Compensation

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

(t)	Earnings Per Common Share (“EPS”)

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

(u)	Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(v)	Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company in two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within ASC Topic 280, j2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Email Marketing; (ii) Voice, Backup, and Security; and (iii) Digital Media.

(w)	Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 was $149.7 million, $143.3 million and $96.8 million, respectively.

(x)	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and all the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU No. 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate nonlease components from the associated lease components similar to the expedient that is afforded to lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU amends guidance related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. The ASU provides for an accounting policy election for lessors similar to that provided in ASU 2016-12; it clarifies that costs excluded from the consideration in a contract that are paid directly to a third party by a lessor and reimbursed by the lessee are lessor costs to be accounted for as vendor payments; requires lessors to exclude from variable payments and, thus from lease revenue, lessor costs paid by a lessee directly to a third party; and clarifies the accounting by lessors for variable payments that relate to both a lease component and a nonlease component. The Company will adopt the new lease standard and related amendments as of January 1, 2019. The Company continues to review the analysis performed by its businesses to determine the balance sheet impact as a result of adoption. The most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for operating leases. The Company expects to recognize right-of-use assets ranging from approximately $71 million to $78 million, with corresponding lease liabilities. The accounting for finance leases will remain substantially unchanged.

In addition, the Company has determined that it will elect and apply the available transition practical expedients upon adoption. By electing these practical expedients, the Company will:

•	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

•	not reassess lease classification for expired or existing leases;

•	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of these ASUs is not expected to have a material impact on our financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU reduce the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, the income tax consequence was not recognized until the asset was sold to an outside party. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this ASU on a modified retrospective basis in the first quarter of 2018 through a cumulative-effect adjustment directly to retained earnings and has determined that there is no impact on our financial statements and related disclosures as of January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU provide a robust framework to use in determining when a set of assets and activities is a business. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the standard should be applied prospectively. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that there is no impact on our financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU clarify certain aspects of the guidance issued in ASU 2016-01, Financial Instruments - Overall. As is consistent with other clarifying standards, the amendments are not expected to have a significant effect on the current accounting practice. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods beginning after June 15, 2018. Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is permitted and should be adopted in conjunction with ASU 2016-01. The Company has adopted this ASU on a prospective basis in the first quarter of 2018 and has determined that investments within the scope of the standard will be recorded at fair value with changes in fair value recognized in earnings which may lead to increased volatility in other expense.

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

(y)	Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2018 presentation.

3.    Revenues

Digital Media

Digital Media revenues are earned primarily from the delivery of advertising services, from subscriptions to services, data and information, and from licensing.

Revenue is earned from the delivery of advertising services on the Company’s owned and operated websites and on those websites that are part of Digital Media’s advertising network. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following performance obligations are satisfied: (i) when an advertisement is placed for viewing; (ii) when a qualified sales lead is delivered; (iii) when a visitor “clicks through” on an advertisement; or (iv) when commissions are earned upon the sale of an advertised product.

Revenue from subscriptions is earned through the granting of access to, or delivery of, data products or services to customers. Subscriptions cover video games and related content, health information, data and other copyrighted material. Revenues under such agreements are recognized over the contract term for use of the service. Revenues are also earned from listing fees, subscriptions to online publications, and from other sources. Subscription revenues are recognized over time.

j2 Global generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates revenue from other sources which includes marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered. Revenues are no longer generated in 2018 from certain marketing and production services as a result of the sale of certain Digital Media assets during 2017.

j2 Global also generates Digital Media revenues from transactions involving the sale of perpetual software licenses, related software support and maintenance, hardware used in conjunction with its software, and other related services. Revenue is recognized for these software transactions with multiple performance obligations after (i) the Company has had an approved contract and is committed to perform the respective obligations and (ii) the Company can identify and quantify each obligation and its respective selling price. Once the respective performance obligations have been identified and quantified, revenue will be recognized when the obligations are met, either over time or at a point in time depending on the nature of the obligation.

Revenues from software license performance obligations are generally recognized upfront at the point in time that the software is made available to the customer to download and use. Revenues for related software support and maintenance performance obligations are related to technical support provided to customers as needed and unspecified software product upgrades, maintenance releases and patches during the term of the support period when they are available. The Company is obligated to make the support services available continuously throughout the contract period. Therefore, revenues for support contracts are generally recognized ratably over the contractual period the support services are provided. Hardware product and related software performance obligations, such as an operating system or firmware, are highly interdependent and interrelated and are accounted for as a bundled performance obligation. The revenues for this bundled performance obligation are generally recognized at the point in time that the hardware and software products are delivered and ownership is transferred to the customer. Other service revenues are generally recognized over time as the services are performed.

The Company records revenue on a gross basis with respect to revenue generated (i) by the Company serving online display and video advertising across its owned and operated web properties, on third-party sites or on unaffiliated advertising networks; (ii) through the Company’s lead-generation business; and (iii) through the Company’s subscriptions. The Company records revenue on a net basis with respect to revenue paid to the Company by certain third-party advertising networks who serve online display and video advertising across the Company’s owned-and-operated web properties and certain third-party sites.

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

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our security and online backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

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

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 is as follows (in thousands):

	January 1, 2018	Adjustments due to ASU No. 2014-09	December 31, 2017
Balance Sheet
Assets
Accounts receivable, net	$234,195	$—	$234,195

Liabilities
Deferred revenue, current	93,656	(1,599)	95,255
Deferred revenue, noncurrent	47	—	47

Equity
Retained earnings	$724,661	$1,599	$723,062

The following tables summarize the impact of adopting Topic 606 on the Company’s consolidated financial statements (in thousands):

	December 31, 2018
	As Reported	Adjustments	Balances Without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$221,615	$—	$221,615

Liabilities
Deferred revenue, current	127,568	(5,455)	122,113
Deferred revenue, noncurrent	13,200	—	13,200

Equity
Retained earnings	$769,575	$5,455	$775,030

	2018
	As Reported	Adjustments	Amounts Without Adoption of ASC 606
Statement of Income
Revenues
Total revenues	$1,207,295	$7,054	$1,214,349
Expenses
Total expenses	1,078,608	—	1,078,608

Net income	$128,687	$7,054	$135,741
Diluted EPS impact	$2.59	$0.14	$2.73

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years Ended December 31,
Digital Media	2018	2017	2016
Advertising	$468,325	$455,647	$274,763
Subscription	138,689	70,794	32,700
Other	2,360	12,498	—
Total Digital Media revenues	$609,374	$538,939	$307,463

Cloud Services
Subscription	$597,281	$574,197	$562,345
Other	694	4,759	4,593
Total Cloud Services revenues	$597,975	$578,956	$566,938

Corporate	$6	$—	$—
Elimination of inter-business revenues	(60)	(57)	(146)
Total Revenues	$1,207,295	$1,117,838	$874,255

Timing of revenue recognition
Point in time	$4,752	$22,559	$14,459
Over time	1,202,543	1,095,279	859,796
Total	$1,207,295	$1,117,838	$874,255

The Company has recorded $80.0 million of revenue for the year ended December 31, 2018 which was previously included in the contract liability balance as of the adoption date.

As of December 31, 2018, the Company acquired $37.1 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price.

The Company satisfies its performance obligations within the Digital Media business upon delivery of services to its customers. In addition, the Company provides content to its advertising partners which the Company sells to its partners’ customer base and receives a revenue share based on the terms of the agreement.

The Company satisfies its performance obligations within the Cloud Services business upon delivery of services to its customers. Payment terms vary by type and location of our customers and the services offered. The term between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

Significant Judgments

In determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the standalone selling price for each distinct performance obligation.

Performance Obligations Satisfied Over Time

The Company’s Digital Media business consists primarily of performance obligations that are satisfied over time. This was determined based on a review of the contracts and the nature of the services offered, where the customer simultaneously receives and consumes the benefit of the services provided. Satisfaction of these performance obligations is evidenced in the following ways:

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

•	Commission is evidenced by direct site reporting from the affiliate or via direct confirmation from the customer

Subscription

•	Evidence of delivery is contained in the Company’s systems or from correspondence with the customer which tracks when a customer accepts delivery of any product, digital keys or download links

The Company has concluded revenue is recognized based on delivery of services over the contract period for advertising and on a straight-line basis over the contract period for subscriptions. The Company believes that the methods described are a faithful depiction of the transfer of goods and services.

The Company’s Cloud Services business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

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

Performance Obligations Satisfied at a Point in Time

The Company’s Digital Media business has technology subscriptions that have standalone functionality. As a result, they are considered to be functional intellectual property where the performance obligations are satisfied at a point in time. This is evidenced once a digital key is delivered to the customer. Once the key is delivered to the customer, the customer has full control of the technology and the Company has no further performance obligations. The Company has concluded that revenue is recognized once the digital key is delivered. The Company believes that this method is a faithful depiction of the transfer of goods and services.

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

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid on the issuance or renewal of the customer contract. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

Revenues Invoiced

The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4.	Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

The Company completed the following acquisitions during the year ended December 31, 2018, paying the purchase price in cash in each transaction: (a) a share purchase of the entire issued capital of ThreatTrack Security Holdings, Inc., acquired on January 26, 2018, a Florida-based provider of cybersecurity solutions; (b) an asset purchase of Line2, Inc., acquired on June 18, 2018, a California-based provider of voice solutions; (c) a share purchase of all the membership interests of Mosaik Solutions, LLC, acquired on June 18, 2018, a Tennessee-based provider of mobile coverage data and network intelligence for mobile operators and network-dependent enterprises; (d) a share purchase of DemandShore Solutions Private Limited, acquired on July 19, 2018, an India-based provider of software and other solutions to sales and marketing professionals; (e) a share purchase of DW PRIME Holdings, Inc., acquired on August 20, 2018, a Florida-based accredited provider of continuing medical education for medical professionals; (f) a share purchase of The Communicator Corporation Limited, acquired on September 25, 2018, an United Kingdom-based provider of email marketing services; (g) a share purchase of Ekahau Inc., acquired on October 10, 2018, a Virginia-based provider of solutions for enterprise Wi-Fi network design, troubleshooting, and optimization; and (h) other immaterial acquisitions of digital health and data analysis businesses.

The consolidated statement of income since the date of each acquisition and balance sheet as of December 31, 2018, reflect the results of operations of all 2018 acquisitions. For the year ended December 31, 2018, these acquisitions contributed $56.2 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $324.7 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2018 acquisitions (in thousands):

Assets and Liabilities	Valuation

Cash (1)	$15,532
Accounts receivable	11,321
Prepaid expenses and other current assets	3,480
Property and equipment	4,755
Trade names	33,750
Customer relationships	66,516
Goodwill	194,282
Trademarks	3,285
Other intangibles	84,907
Other long-term assets	341
Deferred tax asset	821
Accounts payables and accrued expenses	(10,864)
Deferred revenue	(37,113)
Capital lease	(956)
Income taxes payable	(1,458)
Deferred tax liability	(22,990)
Other long-term liabilities	(5,410)
Total	$340,199
(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor. The entire balance has been released during the third quarter of 2018.

During 2018, the purchase price accounting has been finalized for the following acquisitions: (i) WeCloud AB; (ii) ThreatTrack Security Holdings, Inc.; (iii) Humble Bundle Inc.; (iv) blackfriday.com; (v) OnTargetJobs, Inc.; (vi) Line2, Inc.; (vii) Mashable Inc.; and (viii) other immaterial email security, digital marketing, data analysis, and digital health businesses. The initial accounting for all other 2018 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2018, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Cloud Services business which resulted in a net decrease in goodwill of $1.0 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $0.2 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2018 is $194.3 million, of which $38.3 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for All 2018 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, that j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2017 and do not take into consideration the exiting of any acquired lines of business. During 2017, the Company sold Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media business; j2 Australia Hosting Pty Ltd (dba “Web24”), a subsidiary within the Cloud Services business; and Tea Leaves, a subsidiary within the Digital Media business. These divestitures represented $22.7 million of revenue within the 2017 fiscal year. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2018 acquisitions as if each acquisition had occurred on January 1, 2017 (in thousands, except per share amounts):

	Year ended
	December 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Revenues	$1,264,544	$1,218,530
Net income	$121,727	$123,378
EPS - Basic	$2.50	$2.56
EPS - Diluted	$2.45	$2.50

2017

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

The following table summarizes the allocation of the purchase consideration for all 2017 acquisitions (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$14,130
Prepaid expenses and other current assets	10,243
Property and equipment	6,411
Trade names	20,610
Customer relationships	61,307
Goodwill	121,827
Trademarks	1,373
Other intangibles	36,998
Deferred tax asset	405
Accounts payables and accrued expenses	(27,995)
Deferred revenue	(11,853)
Deferred tax liability	(29,534)
Total	$203,922

During the year ended December 31, 2017, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Cloud Services business which resulted in a net decrease in goodwill of $0.8 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $4.7 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2017.

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

The following table summarizes the allocation of the purchase consideration for all 2016 acquisitions (in thousands):

Assets and Liabilities (1)	Valuation

Accounts receivable	$70,922
Prepaid expenses and other current assets	11,730
Property and equipment	11,109
Trade names	5,866
Customer relationships	85,482
Goodwill	333,190
Trademarks	70,300
Other intangibles	91,264
Accounts payables and accrued expenses	(62,188)
Deferred revenue	(6,904)
Deferred tax liability	(14,503)
Capital lease	(194)
Total	$596,074
(1) In connection with the purchase of IGC, the majority of the value was associated with the 935,231 shares of j2 Global common stock held by IGC. The value associated with these shares was recorded as a separate transaction from the fax business and has been excluded from the schedule above.

During the year ended December 31, 2016, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting in the Cloud Services business which resulted in a net increase in goodwill in the amount of $0.8 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions and updated the purchase accounting of Offers.com in the Digital Media business, which resulted in a net decrease in goodwill in the amount of $5.0 million with a corresponding increase in trade names, net and other purchased intangibles, net. Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2016.

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

At the date of acquisition, IGC held 935,231 of the Company’s common stock which the Company determined should be treated as a separate transaction from the acquired fax and voicemail businesses. In order to determine the amount of purchase consideration allocable to the fax and voicemail business and the Company’s common stock, the Company used a relative fair value approach and concluded that the amounts of consideration allocable to the fax and voicemail business and the Company’s common stock were $6.3 million and $51.5 million, respectively. See Note 13 - Stockholders’ Equity for further discussion regarding the Company’s common stock acquired in connection with the IGC business combination.

Everyday Health

On December 5, 2016, the Company acquired all the outstanding shares of common stock of Everyday Health, $0.01 par value per share, at a purchase consideration $493.7 million (net of cash acquired and assumed liabilities) or $10.50 per share in cash.

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

The Company acquired Everyday Health to bring together two leading digital media companies with complimentary visions and platforms to engage and monetize audiences. The combined company will be well positioned to deliver compelling benefits to customers with content that connects, informs and empowers audiences. The Company’s Digital Media business maintains leading positions in the technology, gaming, broadband, business to business, and international verticals with strong and well-established brands. Everyday Health adds a new vertical and set of market-leading trusted health properties to the portfolio while diversifying the company’s audience mix.

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

The following table summarizes the allocation of the purchase consideration for the Everyday Health acquisition (in thousands):

Assets and Liabilities	Valuation

Cash	$15,918
Accounts receivable	67,968
Prepaid expenses and other current assets	11,168
Property and equipment	6,494
Customer relationships	45,500
Goodwill	263,988
Trademarks	70,300
Other intangibles	88,267
Accounts payables and accrued expenses	(59,091)
Deferred revenue	(5,297)
Deferred tax liability	(11,500)
Total	$493,715

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

Pro Forma Financial Information for Everyday Health Acquisition

The following unaudited pro forma supplemental information is based on estimates and assumptions, which j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had j2 Global and Everyday Health been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from the Everyday Health business acquisition had it occurred on January 1, 2015 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the Everyday Health acquisition, net of the related tax effects.

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

Pro Forma Financial Information for All 2016 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions, that j2 Global believes are reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had j2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2015 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of j2 Global and its 2016 acquisitions as if each acquisition had occurred on January 1, 2015 (in thousands, except per share amounts):

	Year ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$1,102,510	$1,009,169
Net income	$108,822	$111,817
EPS - Basic	$2.25	$2.31
EPS - Diluted	$2.24	$2.29

5.	Investments

Investments consist of equity and debt securities.

The Company has adopted ASU 2016-01 during the first quarter 2018 (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies) and determined that the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. The adoption of ASU 2016-01 was done on a prospective basis and any changes in the carrying value of the equity securities will be reported in our current earnings as Other expense (income), net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities.

The following table summarizes the gross unrealized losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Fair Value
December 31, 2018
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

December 31, 2017
Equity securities	$34,977	$—	$—	$34,977
Total	$34,977	$—	$—	$34,977

During the year ended December 31, 2018, the Company recorded an unrealized loss to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment (see Note 7 - Fair Value Measurements).

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Corporate debt securities	$23,256	$21	$(1,899)	$21,378
Total	$23,256	$21	$(1,899)	$21,378

December 31, 2017
Corporate debt securities	$22,745	$—	$—	$22,745
Total	$22,745	$—	$—	$22,745

At December 31, 2018, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes j2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2018	December 31, 2017
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	21,378	22,745
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$21,378	$22,745

Recognition and Measurement of Other-Than-Temporary Impairment of Debt Securities

Regardless of the classification of the debt securities as available-for-sale or held-to-maturity, the Company has assessed each position for impairment. j2 Global regularly reviews and evaluates each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in accumulated other comprehensive income for available-for-sale securities.

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

For these debt securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit impairment, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Credit impairment is assessed using a combination of a discounted cash flow model that estimates the cash flows on the underlying securities and a market comparable method, where the security is valued based upon indications from the secondary market of what discounts buyers demand when purchasing similar securities. The cash flow model incorporates actual cash flows from the securities through the current period and then projects the remaining cash flows using relevant interest rate curves over the remaining term. These cash flows are discounted using a number of assumptions, some of which include prevailing implied credit risk premiums, incremental credit spreads and illiquidity risk premiums, among others.

Securities that have been identified as other-than-temporarily impaired are written down to their current fair value. For debt securities that are intended to be sold or that management believes it more-likely-than-not that it will be required to sell prior to recovery, the full impairment is recognized immediately in earnings.

For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not that it will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value impairment is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)
Total	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$22,745	$—	$—	$—	$22,745	$—
Total	$22,745	$—	$—	$—	$22,745	$—

As of December 31, 2018, 2017 and 2016, we did not recognize any other-than-temporary impairment losses.

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

The manager, OCV Management, LLC, and general partner of the Fund are entities with respect to which Richard S. Ressler, Chairman of the Board of Directors (the “Board”) of the Company, is indirectly the majority equity holder and a related party. As a limited partner in the Fund, the Company will pay an annual management fee to the manager equal to 2.0% (reduced by 10% each year beginning with the sixth year) of capital commitments. In addition, subject to the terms and conditions of the Fund’s limited partnership agreement, once the Company has received distributions equal to its invested capital, the Fund’s general partner would be entitled to a carried interest equal to 20%. The Fund has a six year investment period, subject to certain exceptions. The commitment was approved by the Audit Committee of the Board in accordance with the Company’s related-party transaction approval policy.

During 2018, the Company received capital call notices from the management of OCV Management, LLC. for $36.8 million, inclusive of certain management fees, of which $36.8 million has been paid for the year ended December 31, 2018.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

During the year ended December 31, 2018, 2017, and 2016 the Company recognized a net investment loss of $4.1 million, zero, and zero, net of tax benefit, respectively, inclusive of management fees. During the year ended December 31, 2018, 2017, and 2016 the Company recognized management fees of $4.5 million, zero, and zero, net of tax benefit, respectively. The loss is presented in the Company’s consolidated statement of income as loss from equity investments, net.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	December 31, 2018	December 31, 2017
Equity securities	$31,151	$—
Maximum exposure to loss	$31,151	$—

As a limited partner, the Company’s maximum exposure to loss is limited to its proportional ownership in the partnership. In addition, the Company is not required to contribute capital in an aggregate amount in excess of its capital commitment and any expected losses will not be in excess of the Capital Account. Finally, there are no call or put options, or other types of arrangements, which limit the Company’s ability to participate in losses and returns of the Fund.

6.	Assets Held for Sale

During the second quarter 2017, the Company committed to a plan to sell Cambridge BioMarketing Group, LLC (“Cambridge”), a subsidiary within the Digital Media business, as it was determined to be a non-core asset. On July 12, 2017, in a cash transaction, the Company sold Cambridge for a loss of $0.9 million which was recorded in other expense (income), net.

During the third quarter 2017, the Company committed to a plan to sell j2 Australia Hosting Pty Ltd (dba “Web24”), a subsidiary within the Cloud Services business, as it was determined to be a non-core asset. On September 1, 2017, in a cash transaction, the Company sold Web24 for a gain of $1.6 million which was recorded in other expense (income), net.

During the third quarter 2017, the Company committed to a plan to sell Tea Leaves, a subsidiary within the Digital Media business, as it was determined to be a non-core asset. On October 5, 2017, in a transaction consisting of a combination of cash and various equity securities, the Company sold Tea Leaves for a gain of $27.0 million which was recorded in other expense (income), net.

7.	Fair Value Measurements

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

Certain of the Company’s debt securities are classified within Level 2. The Company values these Level 2 investments based on model-driven valuations using significant inputs derived from or corroborated by observable market data.

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt was $1.1 billion and $1.2 billion, at December 31, 2018 and December 31, 2017, respectively (see Note 10 - Long-Term Debt).

In addition, the Convertible Notes contain terms that may require the Company to pay contingent interest on the Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense (see Note 10 - Long Term Debt). The fair value of this derivative is determined using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. The fair value of the contingent consideration liability was determined using option based approaches. This methodology was utilized because the distribution of payments is not symmetric and amounts are only payable upon certain earnings before interest, tax, depreciation and amortization (“EBITDA”) and certain other thresholds being reached. Such valuation approach included a Monte-Carlo simulation for the contingency since the financial metric driving the payments is path dependent. For similar reasons, certain of the Company’s available-for-sale debt securities are classified within Level 3. The fair value of these debt securities was derived using a hybrid approach consisting of two scenarios and subsequent allocation among each of the outstanding securities. Both scenarios consider unobservable inputs in the market such as time to liquidity, volatility, dividend yield, and breakpoints. Significant increases or decreases in either of the inputs noted above in isolation would result in a significantly lower or higher fair value measurement.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$450	$—	$—	$450
Corporate debt securities	—	532	20,846	21,378
Total assets measured at fair value	$450	$532	$20,846	$21,828

Liabilities:
Contingent consideration	$—	$—	$50,035	$50,035
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$50,035	$50,803

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$453	$—	$—	$453
Corporate debt securities	—	22,745	—	22,745
Total assets measured at fair value	$453	$22,745	$—	$23,198

Liabilities:
Contingent consideration	$—	$—	$20,477	$20,477
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$20,477	$21,245

At the end of each reporting period, management reviews the inputs to measure the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. During the fourth quarter of 2018, $20.8 million of the Company’s debt securities were transferred from Level 2 investments to Level 3. For the year ended 2017, there were no transfers that occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2017	$958
Total fair value adjustments reported in earnings	(190)	Interest expense, net
Balance as of December 31, 2017	$768
Total fair value adjustments reported in earnings	—	Interest expense, net
Balance as of December 31, 2018	$768

The following tables presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2017	$17,450
Contingent consideration	17,577
Total fair value adjustments reported in earnings	2,300	General and administrative
Contingent consideration payments	(16,850)	Not Applicable
Balance as of December 31, 2017	$20,477
Contingent consideration	11,391
Total fair value adjustments reported in earnings	18,944	General and administrative
Contingent consideration payments	(777)	Not Applicable
Balance as of December 31, 2018	$50,035

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $40.0 million and $19.7 million at December 31, 2018 and December 31, 2017, respectively.

In connection with the acquisition of blackfriday.com, on November 7, 2017, the Company achieved certain earnings targets and, as a result, contingent consideration of $0.8 million was paid to the seller during the first quarter of 2018 in connection with this acquisition. There are no further payments pending related to this acquisition.

In connection with the acquisition of bestblackfriday.com, on July 13, 2018, contingent consideration of up to an aggregate of $2.0 million may be payable upon achieving a certain number of visitors and had a fair value of $1.5 million at December 31, 2018.

In connection with the acquisition of DemandShore, on July 19, 2018, contingent consideration of up to an aggregate of
$1.9 million may be payable upon achieving certain future EBITDA and revenue thresholds and had a fair value of $1.3 million at December 31, 2018.

In connection with the acquisition of DownDetector, on August 9, 2018, contingent consideration of up to an aggregate of $3.7 million may be payable upon achieving certain number of average monthly unique visitors thresholds and had a fair value of $3.6 million at December 31, 2018.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to an aggregate of $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $3.7 million at December 31, 2018.

During the year ended December 31, 2018, the Company recorded a net increase in the fair value of the contingent consideration of $18.9 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company’s Level 3 financial assets related to certain available-for-sale debt securities that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2018	$—
Transfer in to Level 3	20,846
Balance as of December 31, 2018	$20,846

8.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Computers and related equipment	$272,067	$215,631
Furniture and equipment	2,391	2,035
Leasehold improvements	14,706	16,163
	289,164	233,829
Less: Accumulated depreciation and amortization	(190,351)	(154,056)
Total property and equipment, net	$98,813	$79,773

Depreciation and amortization expense was $41.3 million, $33.0 million and $26.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Total disposals of long-lived assets for the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $4.0 million and zero, respectively. The disposals during 2017 were primarily related to the sale of Cambridge, Web24, and Tea Leaves (see Note 6 - Assets Held for Sale).

9.	Goodwill and Intangible Assets

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

During 2018, the Company separated certain reporting units held within the Cloud Services business (See Note 17 - Segment Information). As a result, the Company allocated goodwill to its new reporting units using a relative fair value approach. Further, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately before and after the reallocation and determined no impairment existed. Prior period information has been retrospectively revised to reflect the Company’s new reportable segments.

The changes in carrying amounts of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Fax and Email Marketing	Voice, Backup, and Security	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2017	$319,734	$239,418	$559,152	$563,658	$1,122,810
Goodwill acquired (Note 4)	22,724	11,311	34,035	87,792	121,827
Goodwill written off related to sale of a business unit (1)(2)(3)	—	(3,614)	(3,614)	(54,127)	(57,741)
Purchase Accounting Adjustments (4)	(741)	(25)	(766)	(4,667)	(5,433)
Foreign exchange translation	5,097	9,849	14,946	202	15,148
Balance as of December 31, 2017	$346,814	$256,939	$603,753	$592,858	$1,196,611
Goodwill acquired (Note 4)	5,561	67,817	73,378	120,904	194,282
Purchase accounting adjustments (4)	—	(1,014)	(1,014)	240	(774)
Foreign exchange translation	(2,146)	(6,983)	(9,129)	(614)	(9,743)
Allocation to new reportable segments	16,041	(16,041)	—	—	—
Balance as of December 31, 2018	$366,270	$300,718	$666,988	$713,388	$1,380,376
(1) On July 12, 2017, in a cash transaction, the Company sold Cambridge which resulted in $17.8 million of goodwill being written off in connection with this sale (see Note 6 - Assets Held for Sale).
(2) On September 1, 2017, in a cash transaction, the Company sold Web24 which resulted in $3.6 million of goodwill being written off in connection with this sale (see Note 6 - Assets Held for Sale).
(3) On October 5, 2017, in a cash and equity transaction, the Company sold Tea Leaves, which resulted in $36.3 million of goodwill being written off in connection with this sale (see Note 6 - Assets Held for Sale).
(4) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 4 - Business Acquisitions).

Intangible assets are summarized as of December 31, 2018 and 2017 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2018	2017
Trade names	$27,379	$27,379
Other	4,306	5,432
Total	$31,685	$32,811

Intangible Assets Subject to Amortization:

As of December 31, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.9 years	$181,231	$65,722	$115,509
Patent and patent licenses	6.5 years	67,887	60,541	7,346
Customer relationships (1)	9.1 years	507,330	316,122	191,208
Other purchased intangibles	4.4 years	307,554	126,834	180,720
Total		$1,064,002	$569,219	$494,783
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

During the year ended December 31, 2018, the Company completed acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	9.6 years	$33,750
Customer relationships	10.6 years	66,516
Trademark	7.1 years	3,285
Other purchased intangibles	3.3 years	84,907
Total		$188,458

Expected amortization expenses for intangible assets subject to amortization at December 31, 2018 are as follows (in thousands):

Fiscal Year:
2019	$145,855
2020	95,104
2021	67,486
2022	40,447
2023	32,135
Thereafter	113,756
Total expected amortization expense	$494,783

Amortization expense was $145.9 million, $129.0 million and $95.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

10.	Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. j2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of December 31, 2018. The proceeds were used to redeem all of

j2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to j2 Global to pay off all amounts outstanding under its existing credit facility, with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

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

The Indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of December 31, 2018, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of December 31, 2018.

As of December 31, 2018 and December 31, 2017, the estimated fair value of the 6.0% Senior Notes was approximately $645.5 million and $684.1 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 7 - Fair Value Measurements).

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

As of December 31, 2018, the conversion rate is 14.7014 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $68.02 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of December 31, 2018, the remaining period over which the unamortized debt discount will be amortized is 2.5 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2018 and 2017, the estimated fair value of the Convertible Notes was approximately $457.0 million and $504.5 million, respectively.

As of December 31, 2018 and 2017, the if-converted value of our Convertible Notes exceeded the principal amount of $402.5 million by $8.0 million and $38.1 million, respectively.

The following table provides additional information related to our Convertible Notes (in thousands):

	2018	2017
Additional paid-in capital	$37,700	$37,700

Principal amount of Convertible Notes	$402,500	$402,500
Unamortized discount of the liability component	23,534	32,189
Carrying amount of debt issuance costs	4,205	5,667
Net carrying amount of Convertible Notes	$374,761	$364,644

The following table provides the components of interest expense related to our Convertible Notes (in thousands):

	2018	2017	2016
Cash interest expense (coupon interest expense)	$13,081	$13,081	$13,081
Non-cash amortization of discount on Convertible Notes	8,655	8,167	7,707
Amortization of debt issuance costs	1,462	1,335	1,217
Total interest expense related to Convertible Notes	$23,198	$22,583	$22,005

The Company has recorded additional interest expense associated with the contingent interest feature of the Convertible Notes for the years ended December 31, 2018, 2017, and 2016 of zero, $(0.2) million, and $(0.5) million, respectively (see Note 7 - Fair Value Measurements).

Long-term debt as of December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Senior Notes:
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(33,191)	(42,902)
Deferred issuance costs	(6,180)	(7,654)
Total long-term debt	$1,013,129	$1,001,944
Less: Current portion	—	—
Total long-term debt, less current portion	$1,013,129	$1,001,944

At December 31, 2018, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2019	$—
2020	—
2021	402,500
2022	—
2023	—
Thereafter	650,000
$1,052,500

Interest expense was $63.5 million, $59.2 million and $42.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11.	Commitments and Contingencies

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two j2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was ultimately removed to the U.S. District Court for the Eastern District of Arkansas (the “Eastern District of Arkansas”) (No. 4:16-cv-00682). On June 6, 2016, the j2 Global affiliates filed a motion for judgment on the pleadings. On March 20, 2017, the Eastern District of Arkansas dismissed all claims against the j2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. The j2 Global affiliates have filed a petition for rehearing or rehearing en banc. On December 11, 2018, the Eight Circuit Court of Appeals denied the j2 Global affiliates’ petition for panel rehearing and petition for rehearing en banc. On January 29, 2019, the case was remanded to the Arkansas state court.

j2 Global does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on j2 Global’s consolidated financial position, results of operations, or cash flows in a particular period.

The Company has not accrued for any material loss contingencies relating to these legal proceedings because materially unfavorable outcomes are not considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

Credit Agreement

On December 5, 2016, j2 Global entered into a Credit Agreement (the Credit Agreement) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the Lenders). Pursuant to the Credit Agreement, the Lenders provided j2 Global with a credit facility of $225.0 million. On June 27, 2017, the Company paid off the entire line of credit of $225.0 million, in addition to interest and miscellaneous fees of $0.5 million and terminated the Credit Agreement.

On January 7, 2019 j2 Cloud Services, LLC entered into a $100.0 million credit facility (the “Credit Facility”) (see Note 21 - Subsequent Events).

Operating Leases

j2 Global leases certain facilities and equipment under non-cancelable operating leases which expire at various dates through 2026. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects leases that expire will be renewed or replaced by other leases with similar terms. Future minimum lease payments at December 31, 2018 under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2019	$19,267
2020	16,196
2021	13,881
2022	12,654
2023	10,977
Thereafter	5,456
Total minimum lease payments	$78,431

Rental expense for the years ended December 31, 2018, 2017 and 2016 was $21.0 million, $15.3 million and $10.6 million, respectively.

Sublease

Total sublease income for the years ended December 31, 2018, 2017 and 2016 was $2.8 million and $0.7 million and $0.6 million, respectively. Total estimated aggregate sublease income to be received in the future is $8.6 million.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes in all jurisdictions in which it has sales, based on the Company’s belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at December 31, 2018 were not material.

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

The Company is currently under audit or is subject to audit for indirect taxes in several states and municipalities. The Company has a $4.6 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could materially impact on our financial results.

12.	Income Taxes

On December 22, 2017, the United States enacted major tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act” or “2017 Tax Act”). The 2017 Tax Act imposes a repatriation tax on accumulated earnings of foreign subsidiaries, imposes a current tax on certain foreign earnings and lowers the general corporate income tax rate to 21%. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. j2 Global has completed its accounting for the tax effects of the 2017 Tax Act, including the repatriation tax, the net deferred tax remeasurement and the impact on its unrecognized tax benefits. None of the adjustments made to provisional amounts were material to its consolidated financial statements.
Income tax expense amounted to $44.8 million, $60.5 million and $59.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s effective tax rates for 2018, 2017 and 2016 were 25.2%, 30.3% and 27.9%, respectively.

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$17,233	$55,804	$46,293
State	(617)	3,265	3,874
Foreign	3,094	22,904	22,612
Total current	19,710	81,973	72,779

Deferred:
Federal	16,083	(15,682)	(6,822)
State	2,965	962	(330)
Foreign	6,002	(6,712)	(6,627)
Total deferred	25,050	(21,432)	(13,779)
Total provision	$44,760	$60,541	$59,000

A reconciliation of the statutory federal income tax rate with j2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory tax rate	21%	35%	35%
State income taxes, net	1.2	0.8	1.1
Foreign rate differential	(7.7)	(16.1)	(14.6)
Foreign income inclusion	1.5	7.2	9.4
Foreign tax credit	(1.4)	(6.2)	(5.5)
Reserve for uncertain tax positions	4.1	3.9	4.7
Valuation allowance	0.2	(0.9)	(1.0)
IRC Section 199 deductions	—	(1.6)	(1.1)
The 2017 Tax Act - provisional transition tax	—	24.6	—
The 2017 Tax Act - tax rate impact on deferred taxes	—	(16.1)	—
Contingent liabilities	2.4	—	—
Unrecognized loss on intercompany sale	1.9	—	—
Other	2.0	(0.3)	(0.1)
Effective tax rates	25.2%	30.3%	27.9%

The effective tax rate for the year ended December 31, 2018 differs from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and the disallowance of certain losses and expenses. The effective tax rate for 2017 differs from the federal statutory rate primarily as a result of the 2017 Tax Act. The effective tax rate for 2016 differs from the federal statutory rate primarily as a result of indefinitely invested earnings of the Company’s foreign operations.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$36,038	$29,317
Tax credit carryforwards	4,784	2,645
Accrued expenses	5,717	3,165
Allowance for bad debt	1,776	1,570
Share-based compensation expense	5,038	6,476
Basis difference in fixed assets	—	1,881
Impairment of investments	1,466	48
Deferred revenue	1,948	728
State taxes	2,097	1,777
Other	9,917	14,165
	68,781	61,772
Less: valuation allowance	(44)	(197)
Total deferred tax assets	$68,737	$61,575

Deferred tax liabilities:
Basis difference in fixed assets	$(6,568)	$—
Basis difference in intangible assets	(96,869)	(70,252)
Prepaid insurance	(2,149)	(616)
Convertible debt	(31,994)	(27,504)
Other	(205)	(1,467)
Total deferred tax liabilities	(137,785)	(99,839)
Net deferred tax liabilities	$(69,048)	$(38,264)

The Company had approximately $68.7 million and $61.6 million in deferred tax assets as of December 31, 2018 and 2017, respectively, related primarily to net operating loss carryforwards, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, j2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2018, the Company had federal net operating loss carryforwards (“NOLs”) of $142.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). j2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. These NOLs expire through the year 2036.

In addition, as of December 31, 2018 and 2017, the Company had state research and development tax credits of $4.6 million and $2.3 million, respectively, which last indefinitely.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were zero and $6.0 million at December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the total amount of unrecognized tax benefits was $51.3 million, of which $46.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2017, the total amount of unrecognized tax benefits was $45.0 million, of which $39.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2016, the total amount of unrecognized tax benefits was $41.2 million, of which $37.0 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2018, 2017 and 2016, is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$45,012	$41,218	$32,536
Increases related to tax positions during a prior year	2,508	—	2,082
Decreases related to tax positions taken during a prior year	—	(401)	—
Increases related to tax positions taken in the current year	3,751	7,223	6,703
Settlements	—	(2,639)	—
Decreases related to expiration of statute of limitations	—	(389)	(103)
Ending balance	$51,271	$45,012	$41,218

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2018, 2017 and 2016, the total amount of interest and penalties accrued was $8.4 million, $7.2 million and $5.3 million, respectively, which is classified as non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2018, 2017 and 2016 of $1.2 million, $2.1 million and $1.9 million, respectively.

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations due to ongoing audits. As a result of ongoing federal, state and foreign income tax audits (discussed below), it is reasonably possible that the Company’s entire reserve for uncertain income tax positions for the periods under audit will be released. It is also reasonably possible that the Company’s reserves will be inadequate to cover the entire amount of any such income tax liability.

Income before income taxes included income from domestic operations of $19.9 million, $61.9 million and $84.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and income from foreign operations of $157.7 million, $138.1 million and $126.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company was under income tax audit by the New York State Department of Taxation and Finance (“NYS”) for tax years 2011 through 2014. During 2018, NYS concluded its audit of tax years 2011 through 2014. The Company was assessed an insignificant amount of income tax and interest, which was paid.

The Company is currently under audit by the French tax authorities for tax years 2011 to 2016. The Company has accrued a reserve for any potential liability that may arise from this audit. The audit is in the final stages.

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

13.	Stockholders’ Equity

Preferred Stock Exchange

In November 2014, the Company provided holders of the Company’s Series A Preferred Stock (“j2 Series A Stock”) and the Company’s Series B Preferred Stock (“j2 Series B Stock”) an exchange right in which shares may be exchanged for j2 common stock. The exchange right associated with the shares of j2 Series A Stock provided that such shares were immediately exercisable at an exchange ratio of 20.4319 shares of j2 common stock per share of j2 Series A Stock (the “Series A Exchange Ratio”). Both holders of the j2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of j2 common stock. The exchange right associated with the vested shares of the j2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of j2 common stock per share of j2 Series B Stock (the “Series B Exchange Ratio”). Holders of vested j2 Series B Stock exercised this exchange right which resulted in the issuance of 10,530 and 88,623 shares of j2 common stock during fiscal years 2018 and 2017, respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the j2 Series A Stock, the Company recorded the difference between the carrying value of the Series A and the fair value of the j2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with j2 Series B Stock, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of $1.9 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, all incremental fair value associated with the exchange right of j2 Series B Stock has been recognized.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of j2 Global common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020 (see Note 21 - Subsequent Events). On November 29, 2018, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program for the year ended December 31, 2018 at an aggregate cost of $42.5 million. No shares were repurchased under the share repurchase program for the year ended December 31, 2017. Cumulatively at December 31, 2018, 2.7 million shares were repurchased at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

In July 2016, the Company acquired and subsequently retired 935,231 shares of j2 Global common stock in connection with the acquisition of Integrated Global Concepts, Inc. (see Note 4 - Business Acquisitions).

As a result of the acquisition of j2 Global common stock through the Company’s business combinations and share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689  shares of j2 Global common stock available for purchase under this program.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2018, the Company purchased 52,912 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2018 and 2017:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 9, 2017	$0.3650	February 22, 2017	March 9, 2017
May 4, 2017	$0.3750	May 19, 2017	June 2, 2017
August 2, 2017	$0.3850	August 14, 2017	September 1, 2017
October 31, 2017	$0.3950	November 17, 2017	December 5, 2017
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018
August 8, 2018	$0.4250	August 20, 2018	September 4, 2018
October 29, 2018	$0.4350	November 19, 2018	December 5, 2018

On February 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.4450 per share of common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019 (see Note 21 - Subsequent Events). Future dividends will be subject to Board approval.

14.	Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan, the 2015 Stock Plan and the 2001 Employee Stock Purchase Plan. Each plan is described below.

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

At December 31, 2018, 2017 and 2016, options to purchase 298,577, 361,875 and 353,258 shares of common stock were exercisable under and outside of the 2015 Plan and the 2007 Plan combined, at weighted average exercise prices of $32.15, $29.92, and $26.10, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	566,428	$29.74
Granted	—	—
Exercised	(142,870)	26.04
Canceled	(9,700)	26.92
Options outstanding at December 31, 2016	413,858	$31.09
Granted	—	—
Exercised	(38,183)	29.03
Canceled	—	—
Options outstanding at December 31, 2017	375,675	$31.30
Granted	400,000	75.03
Exercised	(67,898)	22.68
Canceled	—	—
Options outstanding at December 31, 2018	707,777	$56.84	5.8	$11,136,166
Exercisable at December 31, 2018	298,577	$32.15	1.5	$11,117,490
Vested and expected to vest at December 31, 2018	575,851	$52.68	5.1	$11,134,316

For the years ended December 31, 2018, 2017 and 2016, j2 Global granted 400,000, zero and zero options, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2018 was $19.39. There were no stock options granted during the years 2017 and 2016.

The total intrinsic values of options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.8 million,$2.1 million, and $5.6 million, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.6 million and $0.6 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.1 million and $3.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $0.9 million, $0.7 million and $1.9 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2018:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2018	Weighted Average Exercise Price
$17.19	20,000	0.18 years	$17.19	20,000	$17.19
21.67	50,040	0.35 years	21.67	50,040	21.67
22.92	84,092	1.35 years	22.92	84,092	22.92
25.09	2,600	3.36 years	25.09	2,600	25.09
29.34	75,585	2.36 years	29.34	75,585	29.34
29.53	9,710	3.17 years	29.53	9,710	29.53
31.07	3,750	2.82 years	31.07	3,750	31.07
67.35	62,000	2.51 years	67.35	52,800	67.35
75.03	400,000	9.00 years	75.03	—	—
$17.19 - $75.03	707,777	5.82 years	$56.84	298,577	$32.15

As discussed in Note 13, “Stockholders’ Equity”, the Company provided holders of j2 Series B Stock an exchange right in which j2 Series B Stock may be exchanged for j2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2018, there were 2,270,716 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan, and no additional shares are available for grant under or outside of the 2007 Plan.

The Company recognized $0.9 million, $0.4 million and $0.4 million of compensation expense related to stock options for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $6.9 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan and the 2007 Plan. That expense is expected to be recognized ratably over a weighted average period of 6.87 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 11.8%, 14.3% and 12.7% as of December 31, 2018, 2017 and 2016, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.4%	—%	—%
Expected term (in years)	6.7	0.0	0.0
Dividend yield	2.2%	—%	—%
Expected volatility	29.2%	—%	—%
Weighted average volatility	29.2%	—%	—%

Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 2007 Plan and the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Beginning in fiscal year 2012 vesting periods are approximately one year for awards to members of the Company’s Board of Directors and five years for senior staff. The Company granted 850,300, 300,330 and 317,914 shares of restricted stock and restricted units during the years ended December 31, 2018, 2017 and 2016, respectively, and recognized $26.4 million, $22.2 million and $13.2 million, respectively of related compensation expense. As of December 31, 2018, the Company had unrecognized share-based compensation cost of $61.6 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.5 years for awards and 3.3 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $9.7 million, $15.1 million and $8.0 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $2.4 million, $2.3 million and $3.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company accelerated the vesting of certain shares held by employees which were surrendered to the Company to satisfy tax withholding obligations in connection with such employees’ restricted stock. The Company recognized share-based compensation of $1.4 million during the year ended December 31, 2017 due to this vesting acceleration.

In connection with Nehemia Zucker’s resignation as Chief Executive Officer effective as of December 31, 2017, all of his outstanding and unvested stock options and time-based restricted shares, along with the tranche of performance-vesting restricted shares that was then next scheduled to vest, vested in full on December 29, 2017. As a result, the Company accelerated the recognition of share-based compensation expense associated with these awards which impacted 2017 by approximately $5.1 million.

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2018, 2017, and 2016 the Company awarded 473,501, 85,825, and 106,780 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 were $52.95, $72.20 and $44.67, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31, 2018	December 31, 2017	December 31, 2016
Underlying stock price at valuation date	$82.11	$91.17	$63.73
Expected volatility	28.4%	29%	29.8%
Risk-free interest rate	2.89%	2.17%	1.51%

 Restricted stock award activity for the years ended December 31, 2018, 2017 and 2016 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	704,804	$39.08
Granted	296,414	41.27
Vested	(255,503)	31.27
Canceled	(40,700)	63.95
Nonvested at December 31, 2016	705,015	$41.40
Granted	289,230	61.34
Vested	(381,411)	39.71
Canceled	(7,268)	76.08
Nonvested at December 31, 2017	605,566	$51.57
Granted	830,256	63.55
Vested	(157,972)	61.29
Canceled	(70,839)	74.84
Nonvested at December 31, 2018	1,207,011	$64.82

Restricted stock unit activity for the years ended December 31, 2018, 2017 and 2016 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	56,245
Granted	21,500
Vested	(14,595)
Canceled	(11,200)
Outstanding at December 31, 2016	51,950
Granted	11,100
Vested	(16,370)
Canceled	(8,280)
Outstanding at December 31, 2017	38,400
Granted	20,044
Vested	(11,540)
Canceled	(5,673)
Outstanding at December 31, 2018	41,231	2.0	$2,860,607
Vested and expected to vest at December 31, 2018	32,809	1.7	$2,276,290

Employee Stock Purchase Plan (“ESPP”)

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

j2 Global performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $0.7 million, zero and zero of compensation expense related to the Purchase Plan for the years ended December 31, 2018, 2017 and 2016, respectively. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 1.96% as of December 31, 2018.

During 2018, 2017 and 2016, 33,262, 3,283 and 3,918 shares, respectively were purchased under the Purchase Plan at price ranging from $61.91 to $75.99 per share during 2018. As of December 31, 2018, 1,589,981 shares were available under the Purchase Plan for future issuance.

15.	Defined Contribution 401(k) Savings Plan

j2 Global has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses of $3.6 million, $3.0 million and $1.8 million, respectively, for contributions to these 401(k) Savings Plans.

16.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$128,687	$139,425	$152,439
Net income available to participating securities (a)	(1,885)	(1,792)	(2,242)
Net income available to j2 Global, Inc. common shareholders	126,802	137,633	150,197
Denominator:
Weighted-average outstanding shares of common stock	47,950,746	47,586,242	47,668,357
Dilutive effect of:
Equity incentive plans	146,906	228,166	201,660
Convertible debt (b)	830,139	854,619	93,209
Common stock and common stock equivalents	48,927,791	48,669,027	47,963,226
Net income per share:
Basic	$2.64	$2.89	$3.15
Diluted	$2.59	$2.83	$3.13

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid)

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 10 - Long Term Debt)

For the years ended December 31, 2018, 2017 and 2016, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

17.	Segment Information

In accordance with ASC Topic 280, Segment Reporting: (Topic 280), the Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within ASC Topic 280, j2 Global’s operating segments have now been aggregated into three reportable segments: (i) Fax and Email Marketing; (ii) Voice, Backup, and Security; and (iii) Digital Media. Prior period segment information has been retrospectively revised to reflect the Company’s new reportable segments.

The Company’s Cloud Services business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. The Cloud Services business also includes the results of our IP licensing business, which can vary dramatically in both revenues and profitability from period to period. The Company’s Digital Media business is driven primarily by advertising and subscription revenues, has relatively higher sales and marketing expense and has seasonal strength in the fourth quarter.
The accounting policies of the businesses are the same as those described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenue by reportable segment:
Fax and Email Marketing	$360,479	$350,542	$328,531
Voice, Backup, and Security	237,496	228,414	238,407
Cloud Services Total	597,975	578,956	566,938

Digital Media	609,374	538,939	307,463
Elimination of inter-segment revenues	(60)	(57)	(146)
Total segment revenues	1,207,289	1,117,838	874,255
Corporate (1)	6	—	—
Total revenues	1,207,295	1,117,838	874,255

Gross profit by reportable segment:
Fax and Email Marketing	323,855	311,942	281,740
Voice, Backup, and Security	151,966	148,268	164,637
Cloud Services Total	475,821	460,210	446,377

Digital Media	530,455	485,365	280,924
Elimination of inter-segment gross profit	(60)	(50)	(146)
Total segment gross profit	1,006,216	945,525	727,155
Corporate	5	—	—
Total gross profit	1,006,221	945,525	727,155

Direct costs by reportable segment (2):
Fax and Email Marketing	128,898	135,157	125,067
Voice, Backup, and Security	116,803	99,009	110,431
Cloud Services Total	245,701	234,166	235,498

Digital Media	489,019	437,297	230,224
Elimination of inter-segment direct costs	(60)	(50)	(146)
Total segment direct costs	734,660	671,413	465,576
Corporate	27,281	28,404	19,013
Total direct costs	761,941	699,817	484,589

Operating income by reportable segment:
Fax and Email Marketing	194,957	176,785	156,673
Voice, Backup, and Security	35,163	49,259	54,206
Cloud Services Total (2)	230,120	226,044	210,879

Digital Media	41,436	48,068	50,700
Total segment operating income	271,556	274,112	261,579
Corporate (1)	(27,276)	(28,404)	(19,013)
Total income from operations	$244,280	$245,708	$242,566

(1) Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment. In addition, the Company determined certain patent assets and related income and expenses associated with Advanced Marketing Technologies, Inc. should be reclassified from the Cloud Services segment to Corporate resulting in an increase in expenses over the prior periods.

(2) Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions other than as presented for Cloud Services and Digital Media. Accordingly, the following segment information is presented for Cloud Services and Digital Media.

	2018	2017
Assets:
Cloud Services	$1,047,245	$1,078,577
Digital Media	1,455,620	1,317,113
Total assets from Cloud Services and Digital Media	2,502,865	2,395,690
Corporate	57,965	57,403
Total assets	$2,560,830	$2,453,093

	2018	2017	2016
Capital expenditures:
Cloud Services	$13,832	$7,031	$6,113
Digital Media	42,547	32,564	18,633
Total capital expenditures from Cloud Services and Digital Media	56,379	39,595	24,746
Corporate	—	—	—
Total capital expenditures	$56,379	$39,595	$24,746

Depreciation and amortization:
Cloud Services	$60,754	$68,436	$79,533
Digital Media	122,843	93,605	42,558
Total depreciation and amortization from Cloud Services and Digital Media	183,597	162,041	122,091
Corporate	3,577	—	—
Total depreciation and amortization	$187,174	$162,041	$122,091

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Years Ended December 31,
	2018	2017	2016
Revenues:
United States	$924,051	$830,800	$607,285
Canada	73,742	78,099	76,775
Ireland	69,291	74,430	71,340
All other countries	140,211	134,509	118,855
Total	$1,207,295	$1,117,838	$874,255

	December 31, 2018	December 31, 2017
Long-lived assets:
United States	$530,785	$452,143
All other countries	62,810	80,571
Total	$593,595	$532,714

18.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2018, 2017 and 2016 was $54.0 million, $35.8 million and $33.1 million, respectively, substantially all of which related to interest on outstanding debt and foreign taxes.

Cash paid for income taxes net of refunds received was $37.6 million, $51.1 million and $37.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company acquired property and equipment for $0.4 million, $0.3 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, which had not been yet paid at the end of each such year.

During the years ended December 31, 2018, 2017 and 2016, j2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $3.3 million, $2.9 million and $5.4 million, respectively.

In connection with the sale of Tea Leaves during the fourth quarter 2017, the Company received certain equity and debt securities as non-cash consideration valued in the amount of $57.7 million for the year ended December 31, 2017 (see Note 5 - Investments).

19.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive (income) loss, net of tax, for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2016	$2,449	$(31,573)	$(29,124)
Other comprehensive income (loss) before reclassifications	744	(23,076)	(22,332)
Amounts reclassified from accumulated other comprehensive income	(3,193)	—	(3,193)
Net current period other comprehensive loss	(2,449)	(23,076)	(25,525)
Balance as of December 31, 2016	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	25,559	25,559
Net current period other comprehensive income	—	25,559	25,559
Balance as of December 31, 2017	$—	$(29,090)	$(29,090)
Other comprehensive loss before reclassifications	(1,418)	(15,471)	(16,889)
Net current period other comprehensive loss	(1,418)	(15,471)	(16,889)
Balance as of December 31, 2018	$(1,418)	$(44,561)	$(45,979)

The following table provides details about reclassifications out of accumulated other comprehensive (income) loss for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Details about Accumulated Other Comprehensive (Income) Loss Components	Amount Reclassified from Accumulated Other Comprehensive (Income) loss			Affected Line Item in the Statement of Income
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Unrealized gain on available-for-sale investments	$—	$—	$(5,149)	Other income, net
	—	—	(5,149)	Income before income taxes
	—	—	1,956	Income tax expense
	—	—	(3,193)	Net income
Total reclassifications for the period	$—	$—	$(3,193)	Net income

20.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2018 and 2017 (in thousands, except share and per share data). j2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$346,059	$292,724	$287,889	$280,623
Gross profit	290,097	243,507	240,140	232,478
Net income	50,614	30,723	28,479	18,871

Net income per common share:
Basic	$1.04	$0.63	$0.59	$0.39
Diluted	$1.03	$0.61	$0.57	$0.38
Weighted average shares outstanding
Basic	47,967,014	48,009,953	47,951,326	47,873,007
Diluted	48,505,023	49,279,217	49,218,521	48,706,717

	Year Ended December 31, 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$316,380	$273,616	$273,174	$254,669
Gross profit	270,406	231,245	230,015	213,859
Net income	49,871	32,358	31,376	25,820

Net income per common share:
Basic	$1.03	$0.67	$0.65	$0.54
Diluted	$1.02	$0.66	$0.63	$0.52
Weighted average shares outstanding
Basic	47,721,700	47,609,819	47,547,118	47,463,231
Diluted	48,437,580	48,521,082	48,948,315	48,766,031

21.    Subsequent Events

On January 7, 2019, j2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided j2 with a credit facility of $100.0 million (the “Credit Facility”) expandable to $150 million. The proceeds from the Credit Facility are intended to be used for working capital and general corporate purposes of j2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 1, 2019 the Credit Facility has not been drawn upon.

On January 22, 2019, in a cash transaction, the Company acquired certain assets of iContact, LLC a North Carolina-based business providing email marketing solutions.

On January 28, 2019, the Company received a capital call notice from the management of OCV Management, LLC. for approximately $1.1 million which was paid on February 11, 2019. On February 4, 2019, the Company received a capital call notice from the management of OCV Management, LLC. for approximately $7.7 million which was paid on February 25, 2019.

On February 6, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4450 per share of common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019. The Company also announced that it extended the Company’s share repurchase program set to expire February 20, 2019 by an additional year.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

j2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for j2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that j2 Global’s internal control over financial reporting was effective as of December 31, 2018. Management did not assess the effectiveness of internal control over financial reporting of all the 2018 acquisitions (see Note 4 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted 13.2% of total assets as of December 31, 2018 and 4.7% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2018 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
j2 Global, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited j2 Global, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule, and our report dated March 1, 2019, expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of all the 2018 acquisitions, which are included in the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted approximately 13.2% of total assets as of December 31, 2018, and approximately 4.7% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of all the 2018 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all the 2018 acquisitions.

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
March 1, 2019

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2019 Proxy Statement”) for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2019 Proxy Statement.

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

Exhibit No.	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of October 21, 2016, by and among Everyday Health, Inc., Ziff Davis, LLC, Project Echo Acquisition Corp. and j2 Global, Inc. (13)
3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc., dated as of June 10, 2014 (8)
3.2	Second Amended and Restated By-Laws (12)
4.1	Specimen of Common Stock Certificate (6)
4.2.1	Indenture, dated as of July 26, 2012 (7)
4.2.2	First Supplemental Indenture, dated as of June 10, 2014 (8)
4.2.3	Indenture, dated as of June 10, 2014 (9)
4.2.4	First Supplemental Indenture, dated as of June 17, 2014 (10)
4.3	Indenture, dated as of June 27, 2017 (16)
10.1	j2 Global, Inc. 2007 Stock Option Plan (5)
10.2	j2 Global, Inc. 2015 Stock Option Plan (11)
10.3	Form of Restricted Stock Agreement Pursuant to j2 Global, Inc. 2015 Stock Option Plan (15)
10.4	Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (4)
10.4.1	Amendment to Amended and Restated j2 Global, Inc. 2001 Employee Stock Purchase Plan (17)
10.5	Letter Agreement, dated as of April 1, 2001, between j2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1	Amendment to Letter Agreement, dated as of December 31, 2001, between j2 Global, Inc. and Orchard Capital Corporation (3)
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

10.7	Credit Agreement, dated as of December 5, 2016, among j2 Global Inc., MUFG Union Bank, N.A., as Administrative Agent, and the lenders party thereto (14)
10.8	Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and j2 Global, Inc. (18)
10.9	Credit Agreement, dated as of January 7, 2019, among j2 Cloud Services, LLC, MUFG Union Bank, N.A., as Administrative Agent, and MUFG Union Bank, N.A., as Sole Lead Arranger (19)
21.1	List of subsidiaries of j2 Global, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(14) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on December 5, 2016.
(15)    Incorporated by reference to j2 Global’s Annual Report on Form 10-K filed with the Commission on March 1, 2017.
(16) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on June 27, 2017.
(17) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on February 8, 2018.
(18) Incorporated by reference to j2 Global’s Current Report on Form 10-K filed with the Commission on March 1, 2018.
(19) Incorporated by reference to j2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2019.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

j2 Global, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 1, 2019.

Signature	Title

/s/ VIVEK SHAH	Chief Executive Officer and a Director
Vivek Shah	(Principal Executive Officer)

/s/ R. SCOTT TURICCHI	President and Chief Financial Officer
R. Scott Turicchi	(Principal Financial Officer)

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ SARAH FAY	Director
Sarah Fay

/s/ JON MILLER	Director
Jon Miller

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8,701	$17,338	$(15,617)	$10,422
Deferred tax asset valuation allowance	$197	$—	$(153)	$44
Year Ended December 31, 2017:
Allowance for doubtful accounts	$7,988	$13,159	$(12,446)	$8,701
Deferred tax asset valuation allowance	$12,028	$70	$(11,901)	$197
Year Ended December 31, 2016:
Allowance for doubtful accounts	$4,261	$13,168	$(9,441)	$7,988
Deferred tax asset valuation allowance	$14,242	$339	$(2,553)	$12,028
______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.