Form 10-Q
period 2019-03-31
J2 GLOBAL, INC.
filed 2019-05-10
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐        No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JCOM	NASDAQ Global Select Market

As of May 6, 2019, the registrant had 48,938,239 shares of common stock outstanding.

j2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$226,612	$209,474
Accounts receivable, net of allowances of $11,152 and $10,422, respectively	176,741	221,615
Prepaid expenses and other current assets	32,208	29,242
Total current assets	435,561	460,331
Long-term investments	93,731	83,828
Property and equipment, net	104,635	98,813
Operating lease right-of-use assets	69,289	—
Trade names, net	142,154	142,888
Patent and patent licenses, net	6,629	7,346
Customer relationships, net	194,231	191,208
Goodwill	1,415,635	1,380,376
Other purchased intangibles, net	170,440	185,026
Other assets	10,608	11,014
TOTAL ASSETS	$2,642,913	$2,560,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$186,964	$166,521
Income taxes payable, current	10,641	12,915
Deferred revenue, current	129,964	127,568
Operating lease liabilities, current	18,941	—
Other current liabilities	2,013	318
Total current liabilities	348,523	307,322
Long-term debt	1,015,967	1,013,129
Deferred revenue, noncurrent	11,839	13,200
Operating lease liabilities, noncurrent	54,626	—
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	54,096	59,644
Deferred income taxes, noncurrent	68,103	69,048
Other long-term liabilities	21,430	51,068
TOTAL LIABILITIES	1,586,259	1,525,086
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued 47,661,015 and 48,082,800 shares at March 31, 2019 and December 31, 2018, respectively; total outstanding 47,661,015 and 47,482,800 shares at March 31, 2019 and December 31, 2018, respectively.	477	481
Additional paid-in capital	358,932	354,210
Treasury stock, at cost (zero and 600,000 shares, at March 31, 2019 and December 31, 2018, respectively).	—	(42,543)
Retained earnings	742,173	769,575
Accumulated other comprehensive loss	(44,928)	(45,979)
TOTAL STOCKHOLDERS’ EQUITY	1,056,654	1,035,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,642,913	$2,560,830
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018
Total revenues	$299,893	$280,623

Cost of revenues (1)	51,013	48,145
Gross profit	248,880	232,478
Operating expenses:
Sales and marketing (1)	86,880	86,311
Research, development and engineering (1)	12,984	12,210
General and administrative (1)	98,154	87,799
Total operating expenses	198,018	186,320
Income from operations	50,862	46,158
Interest expense, net	16,019	15,751
Other expense, net	2,215	4,519
Income before income taxes and net loss in earnings of equity method investment	32,628	25,888
Income tax (benefit) expense	(295)	7,017
Net loss in earnings of equity method investment	474	—
Net income	$32,449	$18,871

Net income per common share:
Basic	$0.67	$0.39
Diluted	$0.66	$0.38
Weighted average shares outstanding:
Basic	47,560,749	47,873,007
Diluted	48,509,181	48,706,717

(1) Includes share-based compensation expense as follows:
Cost of revenues	$132	$121
Sales and marketing	404	365
Research, development and engineering	358	432
General and administrative	4,192	5,502
Total	$5,086	$6,420

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$32,449	$18,871
Other comprehensive income, net of tax:
Foreign currency translation adjustment	491	6,310
Change in fair value on available-for-sale investments, net of tax expense of $177 and zero for the three months ended March 31, 2019 and 2018, respectively	560	(2,500)
Other comprehensive income, net of tax	1,051	3,810
Comprehensive income	$33,500	$22,681

See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$32,449	$18,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,209	42,618
Amortization of financing costs and discounts	2,965	2,852
Amortization of operating lease assets	4,796	—
Share-based compensation	5,086	6,420
Provision for doubtful accounts	2,888	4,134
Deferred income taxes, net	548	354
Changes in fair value of contingent consideration	5,003	4,100
Loss on equity investments	628	3,678
Decrease (increase) in:
Accounts receivable	41,926	59,647
Prepaid expenses and other current assets	(2,143)	2,574
Other assets	(144)	2,132
Increase (decrease) in:
Accounts payable and accrued expenses	(10,422)	(45,144)
Income taxes payable	(2,333)	(1,721)
Deferred revenue	(2,352)	3,210
Operating lease liabilities	(4,526)	—
Liability for uncertain tax positions	(5,464)	933
Other long-term liabilities	(1,260)	(748)
Net cash provided by operating activities	116,854	103,910
Cash flows from investing activities:
Purchases of equity method investment	(9,794)	(13,403)
Purchases of property and equipment	(12,531)	(13,165)
Acquisition of businesses, net of cash received	(59,339)	(80,223)
Purchases of intangible assets	—	(175)
Net cash used in investing activities	(81,664)	(106,966)
Cash flows from financing activities:
Repurchase of common stock	(1,177)	(611)
Issuance of common stock under employee stock purchase plan	—	64
Exercise of stock options	5,259	594
Dividends paid	(21,483)	(19,884)
Deferred payments for acquisitions	(1,395)	(189)
Other	(480)	(54)
Net cash used in financing activities	(19,276)	(20,080)
Effect of exchange rate changes on cash and cash equivalents	1,224	3,960
Net change in cash and cash equivalents	17,138	(19,176)
Cash and cash equivalents at beginning of period	209,474	350,945
Cash and cash equivalents at end of period	$226,612	$331,769
See Notes to Condensed Consolidated Financial Statements

j2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018 and 2019
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2018	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	18,871	—	18,871
Other comprehensive income, net of tax benefit of zero	—	—	—	—	—	—	3,810	3,810
Dividends ($0.4050 per share)	—	—	—	—	—	(19,884)	—	(19,884)
Exercise of stock options	27,679	—	594	—	—	—	—	594
Issuance of shares under Employee Stock Purchase Plan	851	—	64	—	—	—	—	64
Vested restricted stock	18,052	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(7,942)	—	(495)	—	—	(116)	—	(611)
Share based compensation	—	—	6,390	—	—	30	—	6,420
Balance, March 31, 2018	47,893,150	$479	$332,407	—	$—	$723,562	$(25,280)	$1,031,168

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	32,449	—	32,449
Other comprehensive income, net of tax expense $177	—	—	—	—	—	—	1,051	1,051
Dividends ($0.4450 per share)	—	—	—	—	—	(21,758)	—	(21,758)
Exercise of stock options	155,538	2	5,257	—	—	—	—	5,259
Vested restricted stock	39,077	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(16,400)	—	(1,201)	—	—	24	—	(1,177)
Retirement of treasury stock	(600,000)	(6)	(4,385)	600,000	42,543	(38,152)	—	—
Share based compensation	—	—	5,051	—	—	35	—	5,086
Balance, March 31, 2019	47,661,015	$477	$358,932	—	$—	$742,173	$(44,928)	$1,056,654

See Notes to Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018 included in our Annual Report (Form 10-K) filed with the SEC on March 1, 2019. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Allowances for Doubtful Accounts

j2 Global reserves for receivables it may not be able to collect. The reserves for the Company’s Cloud Services business are typically driven by the volume of credit card declines and past due invoices and are based on historical experience as well as an evaluation of current market conditions. The reserves for the Company’s Digital Media business are typically driven by past due invoices based on historical experience. On an ongoing basis, management evaluates the adequacy of these reserves.

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

As of March 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to j2 Global.

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

Self-Insurance Program

j2 Global provides health and dental insurance plans for certain of its employees through a self-insurance structure. The Company has secured reinsurance in the form of a two tiered stop-loss coverage that limits the exposure arising from any claims made. Self-insurance claims filed and claims incurred but not reported are accrued based on management’s estimate of the discounted ultimate costs for self-insured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to reasonably estimate losses related to claims, it is possible that actual results could materially differ from recorded self-insurance liabilities.

Segment Reporting

Accounting guidance establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company in two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within the accounting guidance, j2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Email Marketing; (ii) Voice, Backup, and Security; and (iii) Digital Media.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2019 presentation.

2.    Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and all the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU No. 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate nonlease components from the associated lease components similar to the expedient that is afforded to lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU amends guidance related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. The ASU provides for an accounting policy election for lessors similar to that provided in ASU 2016-12; it clarifies that costs excluded from the consideration in a contract that are paid directly to a third party by a lessor and reimbursed by the lessee are lessor costs to be accounted for as vendor payments; requires lessors to exclude from variable payments and, thus from lease revenue, lessor costs paid by a lessee directly to a third party; and clarifies the accounting by lessors for variable payments that relate to both a lease component and a nonlease component. The Company has adopted the new lease standard and related amendments as of January 1, 2019 using the optional transitional method. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 (see Note 9 - Leases). Finance leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of these ASUs is not expected to have a material impact on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. federal tax legislation, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. The Company has adopted this ASU and has determined that there is no impact on its financial statements and related disclosures as of January 1, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted this ASU on a prospective basis and has determined there to be no impact on its financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this ASU on a modified-retrospective basis and has determined there to be no impact on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, add, and modify certain disclosures. The ASU removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation process for Level 3 fair value measurements; and (4) certain other requirements for nonpublic entities. The ASU adds the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, disclosure of other quantitative information may be more appropriate if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU modifies disclosure requirements in Topic 820 relating to timing of liquidation of an investee’s assets, the disclosure of the date when restrictions from redemption might lapse, the intention of the measurement uncertainty disclosure, and certain other requirements for nonpublic entities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

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

j2 Global generates Digital Media revenues through the license of certain assets to clients. Assets are licensed for clients’ use in their own promotional materials or otherwise. Such assets may include logos, editorial reviews, or other copyrighted material. Revenues under such license agreements are recognized over the contract term for use of the asset. Technology assets are also licensed to clients. These assets are recognized over the term of the access period. The Digital Media business also generates revenue from other sources which include marketing and production services. Such other revenues are generally recognized over the period in which the products or services are delivered.

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

The Company adopted ASU 2014-09 and its related standard updates in January 2018 using a modified-retrospective approach with the cumulative effect of initially applying the Update recognized at the date of application in retained earnings. The change in accounting principle in the first quarter of 2018 resulted in an adjustment to the Company’s retained earnings of $1.6 million (see Condensed Consolidated Statements of Shareholders’ Equity).

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
Digital Media	2019	2018
Advertising	$105,600	$96,338
Subscription	40,378	29,350
Other (1)	1,705	5,473
Total Digital Media revenues	$147,683	$131,161

Cloud Services
Subscription	$151,790	$149,322
Other	455	163
Total Cloud Services revenues	$152,245	$149,485

Corporate	$1	$1
Elimination of inter-segment revenues	(36)	(24)
Total Revenues	$299,893	$280,623

Timing of revenue recognition
Point in time	$1,392	$1,075
Over time	298,501	279,548
Total	$299,893	$280,623
(1) In the second quarter of 2018, the Company reclassified the Other revenues associated with its Digital Media business to Advertising revenue.

The Company has recorded $53.2 million and $38.9 million of revenue for the three months ended March 31, 2019 and 2018, respectively, which was previously included in the contract liability balance as of the beginning of the each respective year.

As of March 31, 2019, the Company acquired $3.6 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed the following acquisitions during the first three months of fiscal 2019, paying the purchase price in cash in each transaction: (a) an asset purchase of iContact, LLC, acquired on January 22, 2019, a North Carolina-based provider of email marketing solutions; (b) a share purchase of the entire issued capital of Safe Send AS, acquired on March 29, 2019, a Norwegian-based provider of email security solutions; and (c) other immaterial acquisitions of online data backup businesses.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of March 31, 2019, reflect the results of operations of all 2019 acquisitions. For the three months ended March 31, 2019, these acquisitions contributed $4.7 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to j2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $60.6 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$568
Prepaid expenses and other current assets	161
Property and equipment	1,887
Trade names	2,200
Customer relationships	17,504
Goodwill	37,397
Trademarks	696
Other intangibles	3,838
Other long-term assets	58
Accounts payable and accrued expenses	(132)
Deferred revenue	(3,575)
Total	$60,602

During the three months ended March 31, 2019, no purchase price accounting has been finalized related to acquisitions that were completed during the first quarter of 2019 or to the prior year’s acquisitions for which the purchase accounting was preliminary at December 31, 2018. The initial accounting for all 2019 acquisitions is incomplete and subject to change, which may be significant. j2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the three months ended March 31, 2019, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.5 million (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of income for the three months ended March 31, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the three months ended March 31, 2019 is $37.4 million, of which $33.2 million is expected to be deductible for income tax purposes.

5.Investments

Investments consist of equity and debt securities.

The Company determined the equity securities that were received as part of the consideration for the sale of Tea Leaves Health, LLC (“Tea Leaves”) in fiscal year 2017 are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, management has elected to alternatively measure this investment at cost, less impairment, adjusted for subsequent observable price changes to estimate fair value. The Company will make a “reasonable effort” to identify any observable price changes for identical or similar investments with the issuer that are known are can be reasonably known. Any changes in the carrying value of the equity securities will be reported in current earnings as Other expense, net. In addition, the Company determined that the shares of redeemable preferred stock that were also received as part of the consideration for the sale of Tea Leaves are corporate debt securities and are classified as available-for-sale securities.

The following table summarizes the gross unrealized gains and losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Fair Value
March 31, 2019
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

December 31, 2018
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

During the year ended December 31, 2018, the Company recorded an unrealized losses to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment (see Note 6 - Fair Value Measurements).

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Corporate debt securities	$23,256	$79	$(1,220)	$22,115
Total	$23,256	$79	$(1,220)	$22,115

December 31, 2018
Corporate debt securities	$23,256	$21	$(1,899)	$21,378
Total	$23,256	$21	$(1,899)	$21,378

At March 31, 2019, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes j2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	March 31, 2019	December 31, 2018
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	22,115	21,378
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$22,115	$21,378

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$21,525	$(1,220)	$21,525	$(1,220)
Total	$—	$—	$21,525	$(1,220)	$21,525	$(1,220)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)
Total	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)

As of March 31, 2019 and December 31, 2018, we did not recognize any other-than-temporary impairment losses.

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

During 2019, the Company received capital call notices from the management of OCV Management, LLC. for $9.8 million, inclusive of certain management fees, of which $9.8 million has been paid for the three months ended March 31, 2019.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended March 31, 2019 and 2018, the Company recognized an investment loss of $0.5 million and zero, net of tax benefit, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized management fees of $0.8 million and zero, net of tax benefit, respectively. The loss is presented in the Company’s condensed consolidated statement of income as loss from equity investments, net.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	March 31, 2019	December 31, 2018
Equity securities	$40,317	$31,151
Maximum exposure to loss	$40,317	$31,151

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of long-term debt at March 31, 2019 and December 31, 2018 was $1.2 billion and $1.1 billion, respectively (see Note 8 - Long-Term Debt).

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$407	$—	$—	$407
Corporate debt securities	—	590	21,525	22,115
Total assets measured at fair value	$407	$590	$21,525	$22,522

Liabilities:
Contingent consideration	$—	$—	$55,265	$55,265
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$55,265	$56,033

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$450	$—	$—	$450
Corporate debt securities	—	532	20,846	21,378
Total assets measured at fair value	$450	$532	$20,846	$21,828

Liabilities:
Contingent consideration	$—	$—	$50,035	$50,035
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$50,035	$50,803

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the three months ended March 31, 2019, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2019	$768
Balance as of March 31, 2019	$768

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2019	$50,035
Contingent consideration	1,072
Total fair value adjustments reported in earnings	5,003	General and administrative
Contingent consideration payments	(845)	Not Applicable
Balance as of March 31, 2019	$55,265

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $40.0 million and $40.0 million at March 31, 2019 and December 31, 2018, respectively. Due to the Company’s achievement of certain EBITDA targets for the year ended December 31, 2018 and due to the amended contingent consideration agreement, $40.0 million is payable and is classified as a current liability on the consolidated balance sheet.

In connection with the acquisition of bestblackfriday.com, on July 13, 2018, contingent consideration of up to an aggregate of $2.0 million may be payable upon achieving a certain number of visitors and had a fair value of $1.5 million and $1.5 million at March 31, 2019 and December 31, 2018, respectively.

In connection with the acquisition of DemandShore, on July 19, 2018, contingent consideration of up to an aggregate of $1.9 million may be payable upon achieving certain future EBITDA and revenue thresholds and had a fair value of $1.3 million and $1.3 million at March 31, 2019 and December 31, 2018, respectively.

In connection with the acquisition of DownDetector, on August 9, 2018, contingent consideration of up to an aggregate of $3.7 million may be payable upon achieving certain number of average monthly unique visitors thresholds and had a fair value of $2.8 million and $3.6 million at March 31, 2019 and December 31, 2018, respectively. In connection with achieving certain visitor thresholds, contingent consideration of $0.8 million was paid to the seller during the first quarter of 2019 in connection with this acquisition.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to an aggregate of $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $8.6 million and $3.7 million at March 31, 2019 and December 31, 2018, respectively.

In connection with the acquisition of Safe Send AS, on March 29, 2019, contingent consideration of up to an aggregate of $1.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $1.0 million at March 31, 2019.

During the three months ended March 31, 2019, the Company recorded an increase in the fair value of the contingent consideration of $5.0 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2019 are as follows (in thousands):

	Fax and Email Marketing	Voice, Backup, and Security	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2019	$366,270	$300,718	$666,988	$713,388	$1,380,376
Goodwill acquired (Note 4)	33,184	4,213	37,397	—	37,397
Purchase accounting adjustments (1)	—	—	—	(1,451)	(1,451)
Foreign exchange translation	(525)	(142)	(667)	(20)	(687)
Balance as of March 31, 2019	$398,929	$304,789	$703,718	$711,917	$1,415,635
(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2019 and December 31, 2018 as follows (in thousands):

	March 31, 2019	December 31, 2018
Trade names	$27,379	$27,379
Other	4,306	4,306
Total	$31,685	$31,685

Intangible Assets Subject to Amortization:

As of March 31, 2019, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.8 years	$184,581	$69,806	$114,775
Patent and patent licenses	6.5 years	67,874	61,245	6,629
Customer relationships (1)	8.6 years	524,692	330,461	194,231
Other purchased intangibles	4.5 years	310,986	144,852	166,134
Total		$1,088,133	$606,364	$481,769
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

Amortization expense, included in general and administrative expense, approximated $37.3 million and $33.1 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense is estimated to approximate $137.1 million, $95.0 million, $64.4 million, $42.9 million and $34.5 million for the remaining nine months of fiscal year 2019 through fiscal year 2023, respectively, and $107.9 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“j2 Cloud”) and j2 Cloud Co-Obligor (the “Co-Issuer” and together with j2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of March 31, 2019.

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

The Indenture contains certain restrictive and other covenants applicable to j2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on j2 Cloud’s membership interests or repurchasing j2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if j2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of March 31, 2019, restrict j2 Cloud’s ability to pay dividends to j2 Global, Inc. The company is in compliance with its debt covenants as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $677.6 million and $645.5 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of March 31, 2019, the conversion rate is 14.7316 shares of j2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $67.88 per share of j2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, j2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

j2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of March 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 2.2 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes was approximately $539.1 million and $457.0 million, respectively.

Long-term debt as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019	December 31, 2018
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Less: Unamortized discount	(30,647)	(33,191)
Deferred issuance costs	(5,886)	(6,180)
Total long-term debt	1,015,967	1,013,129
Less: Current portion	—	—
Total long-term debt, less current portion	$1,015,967	$1,013,129

9.Leases

j2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2026. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Upon adoption of ASU 2016-02 and its related Updates, the Company recorded approximately $72.0 million of right-of-use assets and approximately $75.0 million of operating lease liabilities.

The components of lease expense were as follows for the three months ended (in thousands):

Three Months Ended March 31, 2019

Operating lease cost	$6,216

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases
Operating lease right-of-use assets	$69,289
Total operating lease right-of-use assets	$69,289

Operating lease liability, current	$18,941
Operating lease liabilities, noncurrent	54,626
Total operating lease liabilities	$73,567

Supplemental cash flow information related to leases was as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,243
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,748

Other supplemental operating lease information consists of the following:

Weighted average remaining lease term	4.8 years
Weighted average discount rate	4.23%

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

Operating Leases
Fiscal Year:
2019	$16,049
2020	18,804
2021	16,767
2022	14,964
2023	12,855
Thereafter	6,735
Total lease payments	$86,174
Less: Imputed interest	(12,607)
Present value of operating lease liabilities	$73,567

Rental expense for operating leases classified under ASC 840 for the three months ended March 31, 2018 was $5.3 million and was predominantly recorded within general and administrative expenses. As of December 31, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2019	$19,267
2020	16,196
2021	13,881
2022	12,654
2023	10,977
Thereafter	5,456
Total minimum lease payments	$78,431

Sublease

Total sublease income for the three months ended March 31, 2019 and 2018 was $0.9 million and $0.6 million, respectively. Total estimated aggregate sublease income to be received in the future is $7.7 million.

Significant Judgments

Discount Rate

The majority of the j2 Global’s leases are discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is not readily determinable.

Options

The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Practical Expedients

As a practical expedient, the Company has not separated lease components from nonlease components for its real property operating leases. Certain of the Company’s leases contain nonlease components such as maintenance and certain utility costs.

In addition, the Company elected and applied the available transition practical expedients upon adoption. By electing these practical expedients, the Company did:

•	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

•	not reassess lease classification for expired or existing leases; and

•	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

10.Commitments and Contingencies

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

On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a j2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the j2 Global affiliate’s application for abatement. On September 18, 2014, the j2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. On May 18, 2017, the Appellate Board decided in favor of the Commonwealth of Massachusetts and the Company paid and expensed the tax assessment. On February 27, 2019, the Appellate Tax Board promulgated its findings of fact and conclusions of law. j2 Cloud Services has filed a notice of appeal.

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

Credit Agreement

On January 7, 2019, j2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided j2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of j2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of March 31, 2019, the Company had not drawn on the Credit Facility.

At j2 Cloud’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greatest of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1% per annum, (y) the rate of interest per annum most recently announced by the Agent as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.50% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.50%, in each case, depending on the total leverage ratio of j2 Cloud.

The final maturity of the Credit Facility will occur on January 7, 2024. j2 Cloud is permitted to make voluntary prepayments of the Credit Facility at any time without payment of a premium or penalty.

The obligations under the Credit Facility and certain cash management and hedging obligations are and will be fully and unconditionally guaranteed by certain of j2 Cloud’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries pursuant to a guarantee agreement and secured by a lien on the equity interests of certain of j2 Cloud’s foreign subsidiaries.

The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.00:1.00 for j2 Cloud and its restricted subsidiaries; (ii) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.25:1.00 for j2 and its restricted subsidiaries; and (iii) a minimum EBITDA of not less than $50,000,000 for any fiscal quarter for j2 Cloud and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, j2 Cloud’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency.

The Company has capitalized the total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of March 31, 2019, these debt issuance costs, net of amortization, were $0.4 million. The related interest expense was zero for the three months ended March 31, 2019.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at March 31, 2019 were not material.
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

11.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was (0.9)% and 27.1% for the three months ended March 31, 2019 and 2018, respectively. Income before income taxes included income from domestic operations of $2.5 million and $(8.7) million for the three months ended March 31, 2019 and 2018, respectively, and income from foreign operations of $30.1 million and $34.6 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the Company had $54.1 million and $59.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $6.7 million and $5.4 million for the three months ended March 31, 2019 and 2018, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were zero and zero at March 31, 2019 and December 31, 2018, respectively.

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

12.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. On November 29, 2018, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the three month period ended March 31, 2019, the Company repurchased zero shares under this program. Cumulatively at March 31, 2019, 2.7 million shares were repurchased at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

As a result of the purchase of j2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689 shares of j2 Global common stock.

Periodically, participants in j2 Global’s stock plans surrender to the Company shares of j2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended March 31, 2019, the Company purchased 16,400 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2019 and 2018:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018
August 8, 2018	$0.4250	August 20, 2018	September 4, 2018
October 29, 2018	$0.4350	November 19, 2018	December 5, 2018
February 6, 2019	$0.4450	February 25, 2019	March 12, 2019

Future dividends are subject to Board approval. See Note 17 - Subsequent Events for the Board’s decision to suspend dividend payments for the foreseeable future after the June 4, 2019 payment.

13.Stock Options and Employee Stock Purchase Plan

j2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of j2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of j2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of j2 Global’s common stock on the date of grant for non-statutory stock options. As of March 31, 2019, 129,239 shares underlying options and 3,080 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of j2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of j2 Global’s common stock subject to the option on the date the option is granted. As of March 31, 2019, 423,000 shares underlying options and 37,312 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	707,777	$56.84
Granted	—	—
Exercised	(155,538)	33.81
Canceled	—	—
Outstanding at March 31, 2019	552,239	$63.33	7.0	$12,853,259
Exercisable at March 31, 2019	193,039	$41.91	3.8	$8,626,659
Vested and expected to vest at March 31, 2019	420,068	$59.66	6.4	$11,318,687

The total intrinsic values of options exercised during the three months ended March 31, 2019 and 2018 were $8.0 million and $1.5 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.6 million and $6.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 6.6 years (i.e., the remaining requisite service period).

Fair Value Disclosure

j2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.63% and 10.74% as of March 31, 2019 and 2018, respectively.

 Restricted Stock and Restricted Stock Units

j2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer.

Restricted Stock - Awards with Market Conditions

j2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended March 31, 2019 and 2018, the Company awarded 72,734 and 400,000 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the three months ended March 31, 2019 and 2018 were $69.99 and $49.92, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	March 31, 2019	March 31, 2018
Underlying stock price at valuation date	$84.58	$75.03
Expected volatility	28.3%	28.4%
Risk-free interest rate	2.53%	2.34%

Restricted stock award activity for the three months ended March 31, 2019 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,207,011	$64.82
Granted	146,897	77.23
Vested	(34,394)	73.95
Canceled	(75,694)	71.43
Nonvested at March 31, 2019	1,243,820	$65.66

Restricted stock unit award activity for the three months ended March 31, 2019 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	41,231
Granted	3,844
Vested	(4,683)
Canceled	—
Outstanding at March 31, 2019	40,392	2.3	$3,497,947
Vested and expected to vest at March 31, 2019	30,673	1.8	$2,656,288

The Company recognized $4.5 million and $6.2 million of compensation expense related to restricted stock and restricted stock units for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost of approximately $63.9 million and $61.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.4 years for awards and 3.4 years for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Company’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of j2 Global common stock at certain plan-defined dates. The price of the j2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 85% of the lesser of the fair market value of a share of common stock of the Company on the beginning or the end of the offering period.

j2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 1.96% as of March 31, 2019.

For the three months ended March 31, 2019 and 2018, zero and 851 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of j2 Global common stock under the Purchase Plan was zero and $65,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, 1,589,981 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.4 million and zero of compensation expense related to the Purchase Plan for the three months ended March 31, 2019 and 2018, respectively.

14.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted net income per common share:
Net income attributable to j2 Global, Inc. common shareholders	$32,449	$18,871
Net income available to participating securities (a)	(424)	(217)
Net income available to j2 Global, Inc. common shareholders	$32,025	$18,654
Denominator:
Weighted-average outstanding shares of common stock	47,560,749	47,873,007
Dilutive effect of:
Equity incentive plans	89,013	123,305
Convertible debt (b)	859,419	710,405
Common stock and common stock equivalents	48,509,181	48,706,717
Net income per share:
Basic	$0.67	$0.39
Diluted	$0.66	$0.38

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three months ended March 31, 2019 and 2018, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

15.	Segment Information

In accordance with ASC Topic 280, Segment Reporting: (Topic 280), the Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within ASC Topic 280, j2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Email Marketing; (ii) Voice, Backup, and Security; and (iii) Digital Media. Prior period segment information has been retrospectively revised to reflect the Company’s new reportable segments, as disclosed in the Company’s audited financial statements for the year ended December 31, 2018.

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
The accounting policies of the businesses are the same as those described in Note 1 - Basis of Presentation. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue by reportable segment:
Fax and Email Marketing	$93,283	$91,103
Voice, Backup, and Security	58,962	58,382
Cloud Services Total	152,245	149,485

Digital Media	147,683	131,161
Elimination of inter-segment revenues	(36)	(24)
Total segment revenues	299,892	280,622
Corporate (1)	1	1
Total revenues	$299,893	$280,623

Gross profit by reportable segment:
Fax and Email Marketing	$78,719	$81,954
Voice, Backup, and Security	41,043	36,530
Cloud Services Total	119,762	118,484

Digital Media	129,153	114,017
Elimination of inter-segment gross profit	(36)	(24)
Total segment gross profit	248,879	232,477
Corporate (1)	1	1
Total gross profit	$248,880	$232,478

Direct costs by reportable segment (2):
Fax and Email Marketing	$34,102	$33,323
Voice, Backup, and Security	27,127	28,270
Cloud Services Total	61,229	61,593

Digital Media	130,167	117,438
Elimination of inter-segment direct costs	(36)	(24)
Total segment direct costs	191,360	179,007
Corporate (1)	6,658	7,313
Total direct costs (2)	$198,018	$186,320

Operating income by reportable segment:
Fax and Email Marketing	$44,617	$48,631
Voice, Backup, and Security	13,916	8,260
Cloud Services Total	58,533	56,891

Digital Media	(1,014)	(3,421)
Total segment operating income	57,519	53,470
Corporate (1)	(6,657)	(7,312)
Total income from operations	$50,862	$46,158

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

	March 31, 2019	December 31, 2018
Assets:
Cloud Services	$1,113,350	$1,047,245
Digital Media	1,437,765	1,455,620
Total assets from Cloud Services and Digital Media	2,551,115	2,502,865
Corporate	91,798	57,965
Total assets	$2,642,913	$2,560,830

	Three Months Ended March 31,
	2019	2018
Capital expenditures:
Cloud Services	$3,502	$2,874
Digital Media	9,029	10,291
Total capital expenditures from Cloud Services and Digital Media	12,531	13,165
Corporate	—	—
Total capital expenditures	$12,531	$13,165

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization:
Cloud Services	$13,349	$14,378
Digital Media	35,179	27,114
Total depreciation and amortization from Cloud Services and Digital Media	48,528	41,492
Corporate	681	1,126
Total depreciation and amortization	$49,209	$42,618

j2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$231,343	$209,076
Canada	17,053	19,622
Ireland	15,623	17,101
All other countries	35,874	34,824
	$299,893	$280,623

	March 31, 2019	December 31, 2018
Long-lived assets:
United States	$573,817	$530,785
All other countries	81,874	62,810
Total	$655,691	$593,595

16.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended March 31, 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income	560	491	1,051
Net current period other comprehensive income	560	491	1,051
Ending balance	$(858)	$(44,070)	$(44,928)

17.Subsequent Events

On April 2, 2019, in a cash transaction, the Company acquired through a share purchase all the issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC, a Texas-based provider in solutions for virtual private network (“VPN”) services. In connection with the acquisition, the Company drew down $100.0 million of its Credit Facility.

On May 2, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4550 per share of j2 Global common stock payable on June 4, 2019 to all stockholders of record as of the close of business on May 20, 2019. Based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors has decided to suspend dividend payments for the foreseeable future after the June 4, 2019 payment.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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
j2 Global was incorporated in 2014 as a Delaware corporation through the creation of a new holding company structure, and our Cloud Services business, operated by our wholly-owned subsidiary, j2 Cloud Services, LLC (formerly j2 Cloud Services, Inc.), and its subsidiaries, was founded in 1995. We manage our operations through two businesses: Cloud Services and Digital Media. Information regarding revenue and operating income attributable to each of our businesses is included within Note 15 - Segment Information of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Cloud Services Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three months ended March 31, 2019 and 2018 (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Subscriber revenues:
Fixed	$124,309	$122,015
Variable	27,481	27,307
Total subscriber revenues	$151,790	$149,322
Other license revenues	455	163
Total revenues	$152,245	$149,485

Percentage of total subscriber revenues:
Fixed	81.9%	81.7%
Variable	18.1%	18.3%

Total revenues:
Number-based	$97,068	$98,692
Non-number-based	55,177	50,793
Total revenues	$152,245	$149,485

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$16.03	$15.65
Cancel Rate(3)	2.2%	2.2%

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

Digital Media Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media business for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018 (1)
Visits	1,807	1,958
Page views	7,087	8,159
Sources: Google Analytics and Partner Platforms
(1) Q1 2018 Digital Media metrics were updated to reflect Snapchat figures previously unavailable for recent acquisitions.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2018 Annual Report on Form 10-K filed with the SEC on March 1, 2019. During the three months ended March 31, 2019, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2019
Cloud Services
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

Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2019	2018
Revenues	$299,893	$280,623	7%

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

Our revenues in 2019 have increased over the comparable three month period of 2018 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2019	2018
Cost of revenue	$51,013	$48,145	6%
As a percent of revenue	17%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, content fees, editorial and production costs, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended March 31, 2019 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2018 that resulted in additional royalties and customer service costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2019	2018
Sales and Marketing	$86,880	$86,311	1%
As a percent of revenue	29%	31%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended March 31, 2019 was $36.2 million (primarily consists of $25.2 million of third-party advertising costs and $9.8 million of personnel costs) compared to 2018 of $38.5 million (primarily consists of $25.3 million of third-party advertising costs and $10.6 million of personnel costs). Sales and marketing expenses for the three months ended March 31, 2019 remained consistent with the prior comparable period.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2019	2018
Research, Development and Engineering	$12,984	$12,210	6%
As a percent of revenue	4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three months ended March 31, 2019 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the first quarter 2018.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2019	2018
General and Administrative	$98,154	$87,799	12%
As a percent of revenue	33%	31%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended March 31, 2019 versus the prior comparable period was primarily due to additional amortization of intangible assets, increased depreciation expense, personnel costs relating to businesses acquired in and subsequent to the first quarter 2018; partially offset by lower bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$132	$121
Operating expenses:
Sales and marketing	404	365
Research, development and engineering	358	432
General and administrative	4,192	5,502
Total	$5,086	$6,420

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $16.0 million and $15.8 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense, net increased over the prior comparable period primarily due to lower interest income earned on cash, cash equivalents and investments.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense, net was $2.2 million and $4.5 million for the three months ended March 31, 2019 and 2018, respectively. Other expense, net decreased over the prior comparable period due to decreased losses on equity securities, partially offset by increased losses on currency exchange.

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

Provision for income taxes amounted to $(0.3) million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was (0.9)% and 27.1% for the three months ended March 31, 2019 and 2018, respectively.

The decrease in our effective income tax rate for the three months ended March 31, 2019 was primarily attributable to the following:

1.	a decrease during 2019 from a reduction in our reserve for uncertain tax positions;

2.	a decrease during 2019 from a reduction in the amount of expenses disallowed by the Tax Cuts and Jobs Act of 2017; partially offset by

3.	a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

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

The net loss in earnings of equity method investment was $0.5 million and zero, net of tax benefit for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized management fees of $0.8 million and zero, net of tax benefit, respectively.

Cloud Services and Digital Media Results
Our businesses are based on the organization structure used by management for making operating and investment decisions and for assessing performance and have been aggregated into two businesses: (i) Cloud Services; and (ii) Digital Media.
We evaluate the performance of our businesses based on revenues, including both external and interbusiness net sales, and operating income. We account for interbusiness sales and transfers based primarily on standard costs with reasonable mark-ups established between the businesses. Identifiable assets by business are those assets used in the respective business’s operations. Corporate assets consist of cash and cash equivalents, deferred income taxes and certain other assets. All significant interbusiness amounts are eliminated to arrive at our consolidated financial results.

Cloud Services
The following results are presented for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
External net sales	$152,245	$149,485
Inter-business net sales	—	—
Net sales	152,245	149,485
Cost of revenues	32,483	31,001
Gross profit	119,762	118,484
Operating expenses	61,229	61,593
Operating income	$58,533	$56,891

Cloud Services’ net sales of $152.2 million for the three months ended March 31, 2019 increased $2.8 million, or 1.8%, from the prior comparable period due to business acquisitions.
Cloud Services’ gross profit of $119.8 million for the three months ended March 31, 2019 increased $1.3 million, or 1.1%, from the prior comparable period primarily due to business acquisitions.
Cloud Services’ operating expenses of $61.2 million for the three months ended March 31, 2019 decreased $0.4 million and is consistent with the prior comparable period.
As a result of these factors, Cloud Services’ operating income of $58.5 million for the three months ended March 31, 2019 increased $1.6 million, or 2.9%, from the prior comparable period.
Digital Media
 The following results are presented for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
External net sales	$147,647	$131,137
Inter-business net sales	36	24
Net sales	147,683	131,161
Cost of revenues	18,530	17,144
Gross profit	129,153	114,017
Operating expenses	130,167	117,438
Operating (loss) income	$(1,014)	$(3,421)
Digital Media’s net sales of $147.7 million for the three months ended March 31, 2019 increased $16.5 million, or 12.6%, from the prior comparable period primarily due to business acquisitions.
Digital Media’s gross profit of $129.2 million for the three months ended March 31, 2019 increased $15.1 million, or 13.3%, from the prior comparable period primarily due to business acquisitions.
Digital Media’s operating expenses of $130.2 million for the three months ended March 31, 2019 increased $12.7 million from the prior comparable period primarily due to (a) additional amortization of intangible assets; (b) increased depreciation expense; (c) additional expense associated with businesses acquired in and subsequent to the prior comparable period comprised primarily of salary and related costs; and (d) an allocation of certain shared Corporate operating costs.
As a result of these factors, Digital Media’s operating (loss) income of $(1.0) million for the three months ended March 31, 2019 decreased $2.4 million, or 70.4%, from the prior comparable period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At March 31, 2019, we had cash and investments of $320.3 million compared to $293.3 million at December 31, 2018. The increase in cash and investments resulted primarily from cash provided by operating activities; partially offset by business acquisitions, dividends paid, purchases of property and equipment. At March 31, 2019, cash and investments consisted of cash and cash equivalents of $226.6 million and long-term investments of $93.7 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. We retain a substantial portion of our cash and investments in foreign jurisdictions for future reinvestment. As of March 31, 2019, cash and investments held within domestic and foreign jurisdictions were $252.0 million and $68.3 million, respectively.

On February 6, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4450 per share of j2 Global common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019. On May 2, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4550 per share of j2 Global common stock payable on June 4, 2019 to all stockholders of record as of the close of business on May 20, 2019. Future dividends are subject to Board approval. However, based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors has decided to suspend dividend payments for the foreseeable future after the June 4, 2019 payment.

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

During the first quarter 2019, the Company received capital call notices from the management of OCV Management, LLC. for $9.8 million, inclusive of certain management fees, of which $9.8 million has been paid for the three months ended March 31, 2019.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $116.9 million and $103.9 million for the three months ended March 31, 2019 and 2018, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2019 compared to 2018 was primarily attributable to an increase in accounts payable and accrued expenses and increased depreciation and amortization; partially offset by an increase in accounts receivable, lower uncertain tax positions and reduced deferred revenue. Our cash and cash equivalents were $226.6 million and $209.5 million at March 31, 2019 and December 31, 2018, respectively.

Net cash used in investing activities was $81.7 million and $107.0 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments.. The decrease in our net cash used in investing activities in 2019 compared to 2018 was primarily due to reduced business acquisitions.

Net cash used in financing activities was $19.3 million and $20.1 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions; partially offset by proceeds associated with the exercise of stock options. For the three months ended March 31, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. The change in net cash used in financing activities in 2019 compared to 2018 was primarily attributable to the proceeds from the exercise of stock options; partially offset by the payment of dividends and business acquisitions.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. During the three month period ended March 31, 2019, we repurchased zero shares under this program. Cumulatively at March 31, 2019, 2.7 million shares were repurchased at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2019:

	Payments Due in (in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$402,500	$—	$—	$650,000	$1,052,500
Long-term debt - interest (b)	32,581	52,081	45,541	39,000	39,000	78,000	286,203
Operating leases (c)	16,049	18,804	16,767	14,964	12,855	6,735	86,174
Capital leases (d)	1,040	1,245	99	—	—	—	2,384
Telecom services and co-location facilities (e)	2,422	2,421	1,088	230	—	—	6,161
Holdback payment (f)	2,487	3,256	—	—	—	—	5,743
Contingent consideration (g)	40,000	—	—	—	—	—	40,000
Transition Tax (h)	—	—	—	—	—	11,675	11,675
Self-Insurance (i)	9,066	3,339	—	—	—	—	12,405
Other (j)	1,133	662	614	598	—	—	3,007
Total	$104,778	$81,808	$466,609	$54,792	$51,855	$746,410	$1,506,252

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable capital leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(g)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(h)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.

(i)	These amounts represent health and dental insurance plans in connection to self-insurance.

(j)	These amounts represent certain consulting and Board of Directors fee arrangements, software license commitments and others.

As of March 31, 2019, our liability for uncertain tax positions was $54.1 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than the $40.0 million in contingent consideration associated with the acquisition of Humble Bundle) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. j2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Annual Report on Form 10-K for the year ended December 31, 2018 as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2019.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2019, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2019, we had investments in debt securities with effective maturities greater than one year of approximately $22.1 million. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $226.6 million and $209.5 million, respectively.

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

Foreign exchange losses for the three months ended March 31, 2019 and 2018 were $2.2 million and $1.8 million, respectively. The increase in losses to our earnings in the current period were attributable to losses on currency exchange.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended March 31, 2019 and 2018 were $0.5 million and $6.3 million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

See Note 10 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, before deciding to invest in j2 Global or to maintain or increase your investment, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “10-K Risk Factors”) as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2019. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. The 10-K Risk Factors are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. There have been no material changes from the 10-K Risk Factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

 None.

(b)	Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. Cumulatively at March 31, 2019, 2.7 million shares were repurchased under the 2012 Program at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

In December 2018, the Company acquired 600,000 shares of j2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 12 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements).

As a result of the acquisition of j2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689 shares of j2 Global common stock. During the three month period ended March 31, 2019, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2019 - January 31, 2019	10,158	$68.88	—	1,338,689
February 1, 2019 - February 28, 2019	4,914	$74.87	—	1,338,689
March 1, 2019 - March 31, 2019	1,328	$83.73	—	1,338,689
Total	16,400		—	1,338,689

(1)
All shares purchased were surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

10.1
Credit Agreement, dated as of January 7, 2019, among j2 Cloud Services, LLC, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as Agent (incorporated by reference to Exhibit 10.1 to j2 Global, Inc.’s Current Report on Form 8-K, filed with the SEC on January 9, 2019).

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

j2 Global, Inc.

Date:	May 9, 2019	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement, dated as of January 7, 2019, among j2 Cloud Services, LLC, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as Agent (incorporated by reference to Exhibit 10.1 to j2 Global, Inc.’s Current Report on Form 8-K, filed with the SEC on January 9, 2019).

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

101
The following financial information from j2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.