Form 10-Q
period 2019-06-30
J2 GLOBAL, INC.
filed 2019-08-09
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

As of August 6, 2019, the registrant had 48,917,254 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED JUNE 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$155,476	$209,474
Accounts receivable, net of allowances of $11,747 and $10,422, respectively	174,142	221,615
Prepaid expenses and other current assets	35,717	29,242
Total current assets	365,335	460,331
Long-term investments	104,002	83,828
Property and equipment, net	110,697	98,813
Operating lease right-of-use assets	66,922	—
Trade names, net	139,437	142,888
Patent and patent licenses, net	5,988	7,346
Customer relationships, net	233,414	191,208
Goodwill	1,589,704	1,380,376
Other purchased intangibles, net	182,753	185,026
Other assets	11,680	11,014
TOTAL ASSETS	$2,809,932	$2,560,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$204,692	$166,521
Income taxes payable, current	9,775	12,915
Deferred revenue, current	147,915	127,568
Operating lease liabilities, current	18,066	—
Other current liabilities	7,265	318
Total current liabilities	387,713	307,322
Long-term debt	1,119,438	1,013,129
Deferred revenue, noncurrent	15,508	13,200
Operating lease liabilities, noncurrent	53,079	—
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	49,148	59,644
Deferred income taxes, noncurrent	81,550	69,048
Other long-term liabilities	19,723	51,068
TOTAL LIABILITIES	1,737,834	1,525,086
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued 47,765,869 and 48,082,800 shares at June 30, 2019 and December 31, 2018, respectively; total outstanding 47,765,869 and 47,482,800 shares at June 30, 2019 and December 31, 2018, respectively.	478	481
Additional paid-in capital	365,687	354,210
Treasury stock, at cost (zero and 600,000 shares, at June 30, 2019 and December 31, 2018, respectively).	—	(42,543)
Retained earnings	752,040	769,575
Accumulated other comprehensive loss	(46,107)	(45,979)
TOTAL STOCKHOLDERS’ EQUITY	1,072,098	1,035,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,809,932	$2,560,830
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$322,432	$287,889	$622,325	$568,512

Cost of revenues (1)	60,266	47,749	111,279	95,894
Gross profit	262,166	240,140	511,046	472,618
Operating expenses:
Sales and marketing (1)	88,446	83,171	175,326	169,482
Research, development and engineering (1)	11,938	11,252	24,922	23,462
General and administrative (1)	105,168	91,334	203,322	179,133
Total operating expenses	205,552	185,757	403,570	372,077
Income from operations	56,614	54,383	107,476	100,541
Interest expense, net	17,335	15,502	33,354	31,254
Other (income) expense, net	(377)	394	1,838	4,912
Income before income taxes and net (income) loss in earnings of equity method investment	39,656	38,487	72,284	64,375
Income tax expense	11,148	7,037	10,853	14,055
Net (income) loss in earnings of equity method investment	(4,081)	2,971	(3,607)	2,971
Net income	$32,589	$28,479	$65,038	$47,349

Net income per common share:
Basic	$0.67	$0.59	$1.35	$0.98
Diluted	$0.66	$0.57	$1.32	$0.95
Weighted average shares outstanding:
Basic	47,727,786	47,951,326	47,644,729	47,912,383
Diluted	49,102,879	49,218,521	48,806,492	48,962,835

(1) Includes share-based compensation expense as follows:
Cost of revenues	$131	$129	$263	$250
Sales and marketing	389	467	793	832
Research, development and engineering	361	355	719	788
General and administrative	5,981	6,116	10,173	11,617
Total	$6,862	$7,067	$11,948	$13,487

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$32,589	$28,479	$65,038	$47,349
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,177)	(14,648)	(686)	(8,338)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $7 and $184 for the three and six months ended June 30, 2019, respectively, and ($512) and ($512) for the three and six months ended June 30, 2018, respectively	(2)	923	558	(1,577)
Other comprehensive loss, net of tax	(1,179)	(13,725)	(128)	(9,915)
Comprehensive income	$31,410	$14,754	$64,910	$37,434

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$65,038	$47,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106,212	86,475
Amortization of financing costs and discounts	5,995	5,749
Amortization of operating lease assets	9,038	—
Share-based compensation	11,948	13,487
Provision for doubtful accounts	5,686	8,729
Deferred income taxes, net	3,908	453
Changes in fair value of contingent consideration	8,475	9,900
(Income) loss on equity investments	(4,765)	7,614
Decrease (increase) in:
Accounts receivable	42,930	50,306
Prepaid expenses and other current assets	(3,277)	649
Other assets	(1,233)	2,252
Increase (decrease) in:
Accounts payable and accrued expenses	(12,452)	(30,296)
Income taxes payable	(3,810)	(2,436)
Deferred revenue	(3,292)	4,637
Operating lease liabilities	(8,833)	—
Liability for uncertain tax positions	(10,811)	2,440
Other long-term liabilities	1,454	(1,015)
Net cash provided by operating activities	212,211	206,293
Cash flows from investing activities:
Purchases of equity method investment	(14,668)	(21,684)
Purchases of available-for-sale investments	—	(500)
Purchases of property and equipment	(30,791)	(28,558)
Acquisition of businesses, net of cash received	(266,000)	(103,202)
Purchases of intangible assets	—	(183)
Net cash used in investing activities	(311,459)	(154,127)
Cash flows from financing activities:
Proceeds from line of credit	100,000	—
Repurchase of common stock	(3,807)	(3,356)
Issuance of common stock under employee stock purchase plan	1,995	135
Exercise of stock options	5,274	1,340
Dividends paid	(43,507)	(39,897)
Deferred payments for acquisitions	(14,269)	(1,308)
Other	(887)	(138)
Net cash provided by (used in) financing activities	44,799	(43,224)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	451	(2,120)
Net change in cash, cash equivalents and restricted cash	(53,998)	6,822
Cash, cash equivalents and restricted cash at beginning of period	209,474	350,945
Cash, cash equivalents and restricted cash at end of period	$155,476	$357,767
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2018 and 2019
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, April 1, 2018	47,893,150	$479	$332,407	—	$—	$723,562	$(25,280)	$1,031,168
Net income	—	—	—	—	—	28,479	—	28,479
Other comprehensive income, net of tax benefit of $512	—	—	—	—	—	—	(13,725)	(13,725)
Dividends ($0.4150 per share)	—	—	—	—	—	(20,452)	—	(20,452)
Exercise of stock options	32,329	—	746	—	—	—	—	746
Issuance of shares under Employee Stock Purchase Plan	930	—	71	—	—	—	—	71
Vested restricted stock	100,235	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(31,839)	—	(1,848)	—	—	(897)	—	(2,745)
Share based compensation	—	—	7,034	—	—	33	—	7,067
Balance, June 30, 2018	47,994,805	$480	$338,409	—	$—	$730,725	$(39,005)	$1,030,609

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, April 1, 2019	47,661,015	$477	$358,932	—	$—	$742,173	$(44,928)	$1,056,654
Net income	—	—	—	—	—	32,589	—	32,589
Other comprehensive income, net of tax expense of $7	—	—	—	—	—	—	(1,179)	(1,179)
Dividends ($0.4550 per share)	—	—	—	—	—	(22,208)	—	(22,208)
Exercise of stock options	500	—	15	—	—	—	—	15
Issuance of shares under Employee Stock Purchase Plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	101,680	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(29,480)	—	(2,086)	—	—	(544)	—	(2,630)
Share based compensation	—	—	6,832	—	—	30	—	6,862
Balance, June 30, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2018	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	47,349	—	47,349
Other comprehensive income, net of tax benefit of $512	—	—	—	—	—	—	(9,915)	(9,915)
Dividends ($0.8200 per share)	—	—	—	—	—	(40,335)	—	(40,335)
Exercise of stock options	60,008	—	1,340	—	—	—	—	1,340
Issuance of shares under Employee Stock Purchase Plan	1,781	—	135	—	—	—	—	135
Vested restricted stock	118,287	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(39,781)	—	(2,343)	—	—	(1,013)	—	(3,356)
Share based compensation	—	—	13,424	—	—	63	—	13,487
Balance, June 30, 2018	47,994,805	$480	$338,409	—	$—	$730,725	$(39,005)	$1,030,609

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	65,038	—	65,038
Other comprehensive income, net of tax expense $184	—	—	—	—	—	—	(128)	(128)
Dividends ($0.9000 per share)	—	—	—	—	—	(43,966)	—	(43,966)
Exercise of stock options	156,038	2	5,272	—	—	—	—	5,274
Issuance of shares under Employee Stock Purchase Plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	140,757	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(45,880)	—	(3,287)	—	—	(520)	—	(3,807)
Retirement of treasury stock	(600,000)	(6)	(4,385)	600,000	42,543	(38,152)	—	—
Share based compensation	—	—	11,883	—	—	65	—	11,948
Balance, June 30, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(UNAUDITED)

1.	Basis of Presentation

J2 Global, Inc., together with its subsidiaries (“J2 Global”, the “Company”, “our”, “us”, or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security, consumer privacy and protection (“CPP”), and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business (“B2B”), healthcare, and international markets, offering content, tools and services to consumers and businesses.
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

As of June 30, 2019, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to J2 Global.

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

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the Condensed Consolidated Statements of Income.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

Debt Issuance Costs and Debt Discount

J2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing using the effective interest method. Debt issuance costs associated with entering into the Credit Facility are recorded on the Condensed Consolidated Balance Sheets as an asset and amortized and included in interest expense over the contractual term of the Credit Agreement.

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

Segment Reporting

Accounting guidance establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Accounting guidance also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company in two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within the accounting guidance, J2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Martech (formerly Email Marketing); (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Digital Media.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the 2019 presentation.

2.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. For entities that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. For entities that have not yet adopted ASU No. 2016-13, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of these ASUs is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Digital Media	2019	2018	2019	2018
Advertising	$109,961	$106,251	$215,561	$207,824
Subscription	40,976	31,340	81,354	60,928
Other	2,422	—	4,127	—
Total Digital Media revenues	$153,359	$137,591	$301,042	$268,752

Cloud Services
Subscription	$168,909	$150,127	$320,698	$299,448
Other	223	170	679	333
Total Cloud Services revenues	$169,132	$150,297	$321,377	$299,781

Corporate	$2	$1	$3	$3
Elimination of inter-segment revenues	(61)	—	(97)	(24)
Total Revenues	$322,432	$287,889	$622,325	$568,512

Timing of revenue recognition
Point in time (1)	$7,139	$866	$13,944	$1,941
Over time	315,293	287,023	608,381	566,571
Total	$322,432	$287,889	$622,325	$568,512

(1) The first quarter disclosure of $1.4 million in point in time revenue for the three months ended March 31, 2019 excluded $5.4 million of revenue; such revenue was presented as over time revenue. As a result, the timing of revenue recognition for the six months ended June 30, 2019 has been corrected in the table above. There is no change to the Company’s income from continuing operations or net income for the three months ended March 31, 2019 period.

The Company has recorded $31.3 million and $21.1 million of revenue for the three months ended June 30, 2019 and 2018, respectively, and $84.5 million and $56.9 million of revenue for the six months ended June 30, 2019 and 2018, respectively, which was previously included in the contract liability balance as of the beginning of the each respective year.

As of June 30, 2019, the Company acquired $26.3 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company’s Cloud Services business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security, CPP, and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•	Faxing capabilities are provided

•	Voice services are delivered

•	Email marketing services are delivered

•	Consumer privacy services are provided

•	Security solutions, including email and endpoint are provided

•	Online data backup capabilities are provided

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

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid on the issuance or renewal of the customer contract. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

In addition, the Company partners with various affiliates in order to generate a portion of its revenue for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid based on the acquisition of new customers in a given period. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

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

The Company completed the following acquisitions during the first six months of fiscal 2019, paying the purchase price with a combination of cash and note payable: (a) an asset purchase of iContact, LLC, acquired on January 22, 2019, a North Carolina-based provider of email marketing solutions; (b) a share purchase of the entire issued capital of Safe Send AS, acquired on March 29, 2019, a Norwegian-based provider of email security solutions; (c) a share purchase of the entire issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC, acquired on April 2, 2019, a Texas-based provider in solutions for virtual private network (“VPN”) services; and (d) other immaterial acquisitions of online data backup and digital media businesses.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of June 30, 2019, reflect the results of operations of all 2019 acquisitions. For the six months ended June 30, 2019, these acquisitions contributed $26.8 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $276.1 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$1,583
Prepaid expenses and other current assets	199
Property and equipment	2,211
Trade names	3,548
Customer relationships	76,934
Goodwill	211,901
Trademarks	21,260
Other intangibles	15,452
Other long-term assets	75
Accounts payable and accrued expenses	(19,625)
Deferred revenue	(26,344)
Income taxes payable	(619)
Liability for uncertain tax positions	(379)
Deferred tax liability	(10,120)
Total	$276,076

During the six months ended June 30, 2019, the purchase price accounting has been finalized for the following acquisitions: (i) Mosaik Solutions, LLC and (ii) The Communicator Corporation Limited. The initial accounting for all 2019 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the six months ended June 30, 2019, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Fax and Martech business which resulted in a net increase in goodwill of $0.1 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.4 million (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of income for the six months ended June 30, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the six months ended June 30, 2019 is $211.9 million, of which $46.0 million is expected to be deductible for income tax purposes.

Pro Forma Financial Information for All 2019 Acquisitions

The following unaudited pro forma supplemental information is based on estimates and assumptions that J2 Global believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had J2 Global and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2018. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and its 2019 acquisitions as if each acquisition had occurred on January 1, 2018 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$648,005	$620,934
Net income	$69,398	$49,262
EPS - Basic	$1.44	$1.01
EPS - Diluted	$1.40	$0.99

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
June 30, 2019
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

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Corporate debt securities	$23,256	$84	$(1,220)	$22,120
Total	$23,256	$84	$(1,220)	$22,120

December 31, 2018
Corporate debt securities	$23,256	$21	$(1,899)	$21,378
Total	$23,256	$21	$(1,899)	$21,378

At June 30, 2019, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	June 30, 2019	December 31, 2018
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	22,120	21,378
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$22,120	$21,378

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2019
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

As of June 30, 2019 and December 31, 2018, we did not recognize any other-than-temporary impairment losses.

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

In the first six months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $19.3 million, inclusive of certain management fees, of which $14.7 million has been paid for the six months ended June 30, 2019.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended June 30, 2019 and 2018, the Company recognized an investment (gain) loss of $(4.1) million and $3.0 million, net of tax (expense) benefit, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized an investment (gain) loss of $(3.6) million and $3.0 million, net of tax (expense) benefit, respectively. The (income) loss is presented in the Company’s condensed consolidated statement of income as (income) loss from equity investments, net.

During the three months ended June 30, 2019 and 2018, the Company recognized management fees of $0.8 million and $3.0 million, net of tax benefit, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized management fees of $1.5 million and $3.0 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	June 30, 2019	December 31, 2018
Equity securities	$50,583	$31,151
Maximum exposure to loss	$50,583	$31,151

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of long-term debt at June 30, 2019 and December 31, 2018 was $1.3 billion and $1.1 billion, respectively (see Note 8 - Long-Term Debt).

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

The Company has a $5.5 million note payable that is short-term in nature. As of June 30, 2019, the carrying value of the note payable approximates fair value and is classified within Level 2.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$407	$—	$—	$407
Corporate debt securities	—	595	21,525	22,120
Total assets measured at fair value	$407	$595	$21,525	$22,527

Liabilities:
Contingent consideration	$—	$—	$40,145	$40,145
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$40,145	$40,913

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$450	$—	$—	$450
Corporate debt securities	—	532	20,846	21,378
Total assets measured at fair value	$450	$532	$20,846	$21,828

Liabilities:
Contingent consideration	$—	$—	$50,035	$50,035
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$50,035	$50,803

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the six months ended June 30, 2019, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2019	$768
Balance as of June 30, 2019	$768

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2019	$50,035
Contingent consideration	3,972
Total fair value adjustments reported in earnings	8,475	General and administrative
Contingent consideration payments	(22,337)	Not Applicable
Balance as of June 30, 2019	$40,145

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $20.0 million and $40.0 million at June 30, 2019 and December 31, 2018, respectively. Due to the Company’s achievement of certain EBITDA targets for the year ended December 31, 2018 and the amended contingent consideration agreement, $20.0 million was paid in the second quarter of 2019 and an additional $20.0 million remains payable and is classified as a current liability on the consolidated balance sheet.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $12.0 million and $3.7 million at June 30, 2019 and December 31, 2018, respectively.

In connection with the Company’s other acquisition activity, contingent consideration of up to $13.7 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $6.2 million and $6.3 million at June 30, 2019 and December 31, 2018, respectively. Due to the achievement of certain thresholds, $2.3 million was paid during the first six months of 2019.

During the six months ended June 30, 2019, the Company recorded an increase in the fair value of the contingent consideration of $8.5 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the six months ended June 30, 2019 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2019	$366,270	$300,718	$666,988	$713,388	$1,380,376
Goodwill acquired (Note 4)	29,000	181,023	210,023	1,878	211,901
Purchase accounting adjustments (1)	109	—	109	(1,371)	(1,262)
Foreign exchange translation	(362)	(1,076)	(1,438)	127	(1,311)
Balance as of June 30, 2019	$395,017	$480,665	$875,682	$714,022	$1,589,704

(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2019 and December 31, 2018 as follows (in thousands):

	June 30, 2019	December 31, 2018
Trade names	$27,379	$27,379
Other	4,306	4,306
Total	$31,685	$31,685

Intangible Assets Subject to Amortization:

As of June 30, 2019, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.8 years	$185,847	$73,789	$112,058
Patent and patent licenses	6.5 years	67,882	61,894	5,988
Customer relationships (1)	9.2 years	583,620	350,206	233,414
Other purchased intangibles	4.5 years	343,125	164,678	178,447
Total		$1,180,474	$650,567	$529,907

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

During the six months ended June 30, 2019, the Company completed acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	6.7 years	$3,548
Customer relationships	11.6 years	76,934
Trademark	2.9 years	21,260
Other purchased intangibles	2.1 years	15,452
Total		$117,194

As of December 31, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.9 years	$181,231	$65,722	$115,509
Patent and patent licenses	6.5 years	67,887	60,541	7,346
Customer relationships (1)	9.1 years	507,330	316,122	191,208
Other purchased intangibles	4.4 years	307,554	126,834	180,720
Total		$1,064,002	$569,219	$494,783

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $44.5 million and $33.8 million for the three months ended June 30, 2019 and 2018, respectively, and $81.8 million and $66.9 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense is estimated to approximate $80.5 million, $107.7 million, $70.2 million, $54.1 million and $43.5 million for the remaining six months of fiscal year 2019 through fiscal year 2023, respectively, and $173.9 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of June 30, 2019.

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

The Indenture contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of June 30, 2019, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The company is in compliance with its debt covenants as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $680.9 million and $645.5 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of June 30, 2019, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of June 30, 2019, the remaining period over which the unamortized debt discount will be amortized is 2.0 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes was approximately $562.1 million and $457.0 million, respectively.

Credit Facility

The Company drew $100.0 million on its Credit Facility in the second quarter of 2019. See Note 10, “Commitments and Contingencies” for additional information.

Long-term debt as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30, 2019	December 31, 2018
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Line of Credit	100,000	—
Less: Unamortized discount	(28,065)	(33,191)
Deferred issuance costs	(4,997)	(6,180)
Total long-term debt	1,119,438	1,013,129
Less: Current portion	—	—
Total long-term debt, less current portion	$1,119,438	$1,013,129

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

The Company has adopted the new lease standard and related amendments as of January 1, 2019 using the optional transitional method. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840. Finance leases are not material to the Company’s condensed consolidated financial statements and are therefore not included in the disclosures. Upon adoption of ASU 2016-02 and its related Updates, the Company recorded approximately $72.0 million of right-of-use assets and approximately $75.0 million of operating lease liabilities.

The components of lease expense were as follows for the six months ended (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$5,806	$12,059

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating leases
Operating lease right-of-use assets	$66,922
Total operating lease right-of-use assets	$66,922

Operating lease liability, current	$18,066
Operating lease liabilities, noncurrent	53,079
Total operating lease liabilities	$71,145

Supplemental cash flow information related to leases was as follows (in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,489
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,954

Other supplemental operating lease information consists of the following:

Weighted average remaining lease term	4.7 years
Weighted average discount rate	4.25%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating Leases
Fiscal Year:
2019	$9,997
2020	17,923
2021	15,936
2022	13,961
2023	11,993
Thereafter	9,242
Total lease payments	$79,052
Less: Imputed interest	7,907
Present value of operating lease liabilities	$71,145

Rental expense for operating leases classified under ASC 840 for the three and six months ended June 30, 2018 was $5.0 million and $10.3 million, respectively, and was predominantly recorded within general and administrative expenses. As of December 31, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2019	$19,267
2020	16,196
2021	13,881
2022	12,654
2023	10,977
Thereafter	5,456
Total minimum lease payments	$78,431

Sublease

Total sublease income for the three months ended June 30, 2019 and 2018 was $0.6 million and $0.6 million, respectively, and was $1.5 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. Total estimated aggregate sublease income to be received in the future is $7.1 million.

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

On January 17, 2013, the Commissioner of the Massachusetts Department of Revenue (“Commissioner”) issued a notice of assessment to a J2 Global affiliate for sales and use tax for the period of July 1, 2003 through December 31, 2011. On July 22, 2014, the Commissioner denied the J2 Global affiliate’s application for abatement. On September 18, 2014, the J2 Global affiliate petitioned the Massachusetts Appellate Tax Board for abatement of the tax asserted in the notice of assessment (No. C325426). A trial was held on December 16, 2015. On May 18, 2017, the Appellate Board decided in favor of the Commonwealth of Massachusetts and the Company paid and expensed the tax assessment. On February 27, 2019, the Appellate Tax Board promulgated its findings of fact and conclusions of law. The J2 Global affiliate has filed a notice of appeal. On July 5, 2019, the parties amicably settled the matter.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. The plaintiff has moved to remand.

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

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million (see Note 17 - Subsequent Events).The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of June 30, 2019, the Company had drawn $100.0 million on the Credit Facility.

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

The obligations under the Credit Facility and certain cash management are and will be fully and unconditionally guaranteed by certain of J2 Cloud’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries pursuant to a guarantee agreement and secured by a lien on the equity interests of certain of J2 Cloud’s foreign subsidiaries.

The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.00:1.00 for J2 Cloud and its restricted subsidiaries; (ii) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.25:1.00 for J2 and its restricted subsidiaries; and (iii) a minimum EBITDA of not less than $50.0 million for any fiscal quarter for J2 Cloud and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, J2 Cloud’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency.

The Company has capitalized the total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of June 30, 2019, these debt issuance costs, net of amortization, were $0.4 million. The related interest expense was $1.2 million for the three months ended June 30, 2019 and $1.2 million for the six months ended June 30, 2019.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at June 30, 2019 were not material.
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
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $21.6 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

11.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 28.1% and 18.3% for the three months ended June 30, 2019 and 2018, respectively, and 15.0% and 21.8% for the six months ended June 30, 2019 and 2018, respectively. Income before income taxes included income from domestic operations of $4.0 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, and income from foreign operations of $68.3 million and $64.1 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the Company had $49.1 million and $59.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $22.4 million and $16.6 million for the six months ended June 30, 2019 and 2018, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were zero and zero at June 30, 2019 and December 31, 2018, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016.

The New York State Department of Taxation and Finance (“NYS”) has concluded the audit of the Company’s tax years 2011 through 2014 with no material assessments. In June 2019, NYS notified the Company that it will commence an audit for tax year 2015.

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

12.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. On November 29, 2018, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the six month period ended June 30, 2019, the Company repurchased zero shares under this program. Cumulatively at June 30, 2019, 2.7 million shares were repurchased at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

As a result of the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689 shares of J2 Global common stock.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended June 30, 2019, the Company purchased 29,480 shares from plan participants for this purpose.

Dividends

The following is a summary of each dividend declared during fiscal year 2019 and 2018:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 2, 2018	$0.4050	February 22, 2018	March 9, 2018
May 3, 2018	$0.4150	May 18, 2018	June 1, 2018
August 8, 2018	$0.4250	August 20, 2018	September 4, 2018
October 29, 2018	$0.4350	November 19, 2018	December 5, 2018
February 6, 2019	$0.4450	February 25, 2019	March 12, 2019
May 2, 2019	$0.4550	May 20, 2019	June 4, 2019

Future dividends are subject to Board approval. Based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future after the June 4, 2019 payment.

13.Stock Options and Employee Stock Purchase Plan

J2 Global’s share-based compensation plans include the 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of June 30, 2019, 128,739 shares underlying options and 1,940 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of June 30, 2019, 423,000 shares underlying options and 31,329 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	707,777	$56.84
Granted	—	—
Exercised	(156,038)	33.80
Canceled	—	—
Outstanding at June 30, 2019	551,739	$63.36	6.7	$14,088,207
Exercisable at June 30, 2019	197,139	$42.54	3.6	$9,138,123
Vested and expected to vest at June 30, 2019	424,571	$59.87	6.2	$12,321,721

The total intrinsic values of options exercised during the six months ended June 30, 2019 and 2018 were $8.0 million and $3.4 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.3 million and $6.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 6.4 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 12.98% and 10.59% as of June 30, 2019 and 2018, respectively.

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

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended June 30, 2019 and 2018, the Company awarded 74,051 and 473,501 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the six months ended June 30, 2019 and 2018 were $69.99 and $52.95, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	June 30, 2019	June 30, 2018
Underlying stock price at valuation date	$84.58	$82.11
Expected volatility	28.3%	28.4%
Risk-free interest rate	2.53%	2.89%

Restricted stock award activity for the six months ended June 30, 2019 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,207,011	$64.82
Granted	170,385	78.48
Vested	(132,650)	73.95
Canceled	(88,607)	71.92
Nonvested at June 30, 2019	1,156,139	$65.24

Restricted stock unit award activity for the six months ended June 30, 2019 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	41,231
Granted	3,844
Vested	(8,107)
Canceled	(3,699)
Outstanding at June 30, 2019	33,269	2.1	$2,957,281
Vested and expected to vest at June 30, 2019	25,478	1.7	$2,264,709

The Company recognized $6.4 million and $6.6 million of compensation expense related to restricted stock and restricted stock units for the three months ended June 30, 2019 and 2018, respectively, and $10.8 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost of approximately $58.6 million and $61.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.3 years for awards and 3.2 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 0.78% and 0.10% as of June 30, 2019 and 2018, respectively.

For the six months ended June 30, 2019 and 2018, 32,154 and 1,781 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $1,995,000 and $135,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, 1,557,827 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.3 million and $0.2 million of compensation expense related to the Purchase Plan for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.2 million of compensation expense related to the Purchase Plan for the six months ended June 30, 2019 and 2018, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	June 30, 2019	June 30, 2018
Risk-free interest rate	2.43%	2.02%
Expected term (in years)	0.5	0.5
Dividend yield	1.05%	1.03%
Expected volatility	26.80%	22.21%
Weighted average volatility	26.80%	22.21%

14.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$32,589	$28,479	$65,038	$47,349
Net income available to participating securities (a)	(401)	(424)	(825)	(635)
Net income available to J2 Global, Inc. common shareholders	$32,188	$28,055	$64,213	$46,714
Denominator:
Weighted-average outstanding shares of common stock	47,727,786	47,951,326	47,644,729	47,912,383
Dilutive effect of:
Equity incentive plans	64,291	149,967	76,652	136,636
Convertible debt (b)	1,310,802	1,117,228	1,085,111	913,816
Common stock and common stock equivalents	49,102,879	49,218,521	48,806,492	48,962,835
Net income per share:
Basic	$0.67	$0.59	$1.35	$0.98
Diluted	$0.66	$0.57	$1.32	$0.95

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three and six months ended June 30, 2019 and 2018, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

15.	Segment Information

In accordance with ASC Topic 280, Segment Reporting: (Topic 280), the Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as two businesses: Cloud Services and Digital Media. However, in accordance with the aggregation criteria within ASC Topic 280, J2 Global’s operating segments have been aggregated into three reportable segments: (i) Fax and Martech (formerly Email Marketing); (ii) Voice, Backup, Security, and Consumer Privacy and Protection; and (iii) Digital Media. Prior period segment information has been retrospectively revised to reflect the Company’s new reportable segments, as disclosed in the Company’s audited financial statements for the year ended December 31, 2018. In connection with the Highwinds Capital, Inc. and Cloak Holdings, LLC acquisition in the second quarter of 2019 (see Note 4 - Business Acquisitions), the Company renamed its Voice, Backup and Security reportable segment to include its newly acquired consumer privacy and protection business, now the Voice, Backup, Security and Consumer Privacy and Protection segment.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by reportable segment:
Fax and Martech	$92,709	$87,458	$182,916	$175,184
Voice, Backup, Security, and CPP	76,423	62,839	138,461	124,597
Cloud Services Total	169,132	150,297	321,377	299,781

Digital Media	153,359	137,591	301,042	268,752
Elimination of inter-segment revenues	(61)	—	(97)	(24)
Total segment revenues	322,430	287,888	622,322	568,509
Corporate (1)	2	1	3	3
Total revenues	$322,432	$287,889	$622,325	$568,512

Gross profit by reportable segment:
Fax and Martech	$80,797	$77,834	$159,516	$156,410
Voice, Backup, Security, and CPP	51,737	41,783	92,780	81,690
Cloud Services Total	132,534	119,617	252,296	238,100

Digital Media	129,691	120,522	258,844	234,539
Elimination of inter-segment gross profit	(61)	—	(97)	(24)
Total segment gross profit	262,164	240,139	511,043	472,615
Corporate (1)	2	1	3	3
Total gross profit	$262,166	$240,140	$511,046	$472,618

Direct costs by reportable segment (2):
Fax and Martech	$31,333	$31,634	$65,435	$64,955
Voice, Backup, Security, and CPP	38,854	29,801	65,980	58,073
Cloud Services Total	70,187	61,435	131,415	123,028

Digital Media	128,158	117,309	258,326	234,747
Elimination of inter-segment direct costs	(61)	—	(97)	(24)
Total segment direct costs	198,284	178,744	389,644	357,751
Corporate (1)	7,268	7,013	13,926	14,326
Total direct costs (2)	$205,552	$185,757	$403,570	$372,077

Operating income by reportable segment:
Fax and Marctech	$49,464	$46,200	$94,081	$91,455
Voice, Backup, Security, and CPP	12,883	11,982	26,800	23,617
Cloud Services Total	62,347	58,182	120,881	115,072

Digital Media	1,533	3,213	518	(208)
Total segment operating income	63,880	61,395	121,399	114,864
Corporate (1)	(7,266)	(7,012)	(13,923)	(14,323)
Total income from operations	$56,614	$54,383	$107,476	$100,541

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

	June 30, 2019	December 31, 2018
Assets:
Cloud Services	$1,336,624	$1,047,245
Digital Media	1,409,494	1,455,620
Total assets from Cloud Services and Digital Media	2,746,118	2,502,865
Corporate	63,814	57,965
Total assets	$2,809,932	$2,560,830

	Six Months Ended June 30,
	2019	2018
Capital expenditures:
Cloud Services	$9,605	$6,611
Digital Media	21,186	21,947
Total capital expenditures from Cloud Services and Digital Media	30,791	28,558
Corporate	—	—
Total capital expenditures	$30,791	$28,558

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization:
Cloud Services	$20,492	$14,812	$33,841	$29,190
Digital Media	35,898	28,056	71,077	55,170
Total depreciation and amortization from Cloud Services and Digital Media	56,390	42,868	104,918	84,360
Corporate	613	989	1,294	2,115
Total depreciation and amortization	$57,003	$43,857	$106,212	$86,475

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$253,234	$218,996	$484,577	$428,072
Canada	17,300	18,528	34,353	38,150
Ireland	15,440	17,013	31,063	34,114
All other countries	36,458	33,352	72,332	68,176
	$322,432	$287,889	$622,325	$568,512

	June 30, 2019	December 31, 2018
Long-lived assets:
United States	$630,626	$530,785
All other countries	76,899	62,810
Total	$707,525	$593,595

16.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax, for the three months ended June 30, 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(858)	$(44,070)	$(44,928)
Other comprehensive loss	(2)	(1,177)	(1,179)
Net current period other comprehensive loss	(2)	(1,177)	(1,179)
Ending balance	$(860)	$(45,247)	$(46,107)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the six months ended June 30, 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income (loss)	558	(686)	(128)
Net current period other comprehensive income (loss)	558	(686)	(128)
Ending balance	$(860)	$(45,247)	$(46,107)

17.Subsequent Events

On July 1, 2019, J2 Cloud Services, LLC and MUFG Union Bank, N.A. (“MUB”) entered into an amendment (the “Amendment”) with respect to the Credit Agreement, dated as of January 7, 2019. Among other things, the Amendment increased the aggregate amount available under the Credit Facility from $100.0 million to $150.0 million.

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

Overview

J2 Global, Inc., together with its subsidiaries (“J2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, voice, backup, security, consumer privacy and protection (“CPP”) and email marketing products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, healthcare, and international markets offering content, tools and services to consumers and businesses.
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

Cloud Services Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and six months ended June 30, 2019 and 2018 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscriber revenues:
Fixed	$140,352	$123,648	$264,661	$244,487
Variable	28,557	26,479	56,037	54,961
Total subscriber revenues	$168,909	$150,127	$320,698	$299,448
Other license revenues	223	170	679	333
Total revenues	$169,132	$150,297	$321,377	$299,781

Percentage of total subscriber revenues:
Fixed	83.1%	82.4%	82.5%	81.6%
Variable	16.9%	17.6%	17.5%	18.4%

Total revenues:
Number-based	$97,379	$98,488	$194,447	$197,179
Non-number-based	71,753	51,809	126,930	102,602
Total revenues	$169,132	$150,297	$321,377	$299,781

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)(3)	$14.01	$15.68
Cancel Rate(4)	2.5%	2.0%

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

(2)
As a result of the acquisition of Highwinds Capital, Inc. and Cloak Holdings, LLC (“Net Protect”) at the beginning of the second quarter of 2019, for purposes of the calculation of quarterly ARPU, the acquired customer base was assumed to have been included as of the end of the previous quarter in order to more accurately depict the quarterly ARPU for the three months ended June 30, 2019.

(3)	Cloud Services customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

(4)
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

Digital Media Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media business for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Visits	1,618	1,760	3,425	3,420
Page views	6,492	6,308	13,579	12,613
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2018 Annual Report on Form 10-K filed with the SEC on March 1, 2019. During the three months ended June 30, 2019, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2019
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

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
Revenues	$322,432	$287,889	12%	$622,325	$568,512	9%

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

Our revenues in 2019 have increased over the comparable three and six month periods of 2018 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
Cost of revenue	$60,266	$47,749	26%	$111,279	$95,894	16%
As a percent of revenue	19%	17%		18%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, content fees, editorial and production costs, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation. The increase in cost of revenues for the three and six months ended June 30, 2019 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2018 that resulted in additional network, customer service, hardware and processing fee costs. In addition, we incurred increased content fees associated with certain gaming titles within the Media segment in comparison to the prior comparable period.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
Sales and Marketing	$88,446	$83,171	6%	$175,326	$169,482	3%
As a percent of revenue	27%	29%		28%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended June 30, 2019 was $38.5 million (primarily consists of $28.1 million of third-party advertising costs and $9.6 million of personnel costs) compared to 2018 of $36.2 million (primarily consists of $23.6 million of third-party advertising costs and $9.8 million of personnel costs). Advertising cost for the six months ended June 30, 2019 was $74.7 million (primarily consists of $53.2 million of third-party advertising costs and $19.4 million of personnel costs) compared to 2018 of $74.7 million (primarily consists of $48.9 million of third-party advertising costs and $20.3 million of personnel costs). The increase in sales and marketing expenses for the three and six months ended June 30, 2019 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of businesses acquired in and subsequent to the second quarter 2018 within the Cloud Services business.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
Research, Development and Engineering	$11,938	$11,252	6%	$24,922	$23,462	6%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and six months ended June 30, 2019 versus the prior comparable period was primarily due to an increase in costs associated with businesses acquired in and subsequent to the second quarter 2018.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
General and Administrative	$105,168	$91,334	15%	$203,322	$179,133	14%
As a percent of revenue	33%	32%		33%	32%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and six months ended June 30, 2019 versus the prior comparable period was primarily due to additional amortization of intangible assets, increased depreciation expense, personnel costs relating to businesses acquired in and subsequent to the second quarter 2018; partially offset by lower bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$131	$129	$263	$250
Operating expenses:
Sales and marketing	389	467	793	832
Research, development and engineering	361	355	719	788
General and administrative	5,981	6,116	10,173	11,617
Total	$6,862	$7,067	$11,948	$13,487

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $17.3 million and $15.5 million for the three months ended June 30, 2019 and 2018, respectively, and $33.4 million and $31.3 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense, net increased over the prior comparable periods primarily due to our line of credit borrowings.

Other (income) expense, net. Our other (income) expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other (income) expense, net was $(0.4) million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively. Other (income) expense, net decreased for the three months ended June 30, 2019 versus the prior comparable period primarily due to reduced losses on currency exchange. Other (income) expense, net decreased for the six months ended June 30, 2019 versus the prior comparable period primarily due to decreased losses on equity securities and reduced losses on currency exchange.

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

Provision for income taxes amounted to $11.1 million and $7.0 million for the three months ended June 30, 2019 and 2018, respectively, and $10.9 million and $14.1 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 28.1% and 18.3% for the three months ended June 30, 2019 and 2018, respectively, and 15.0% and 21.8% for the six months ended June 30, 2019 and 2018, respectively.

The increase in our effective income tax rate for the three months ended June 30, 2019 was primarily attributable to the following:

1.	a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S;

2.	an increase in tax expense during 2019 from the settlement of tax issues with the Internal Revenue Service related to the 2013 and 2014 tax years; partially offset by

3.	a decrease in tax expense in 2019 due to an increased benefit from the Foreign-Derived Intangible Income deduction as part of the Tax Cuts and Jobs Act of 2017.

The decrease in our effective income tax rate for the six months ended June 30, 2019 was primarily attributable to the following:

1.	a decrease in tax expense during 2019 from a reduction in our reserve for uncertain tax positions;

2.	a decrease in tax expense during 2019 due to an increased benefit from the Foreign-Derived Intangible Income deduction as part of the Tax Cuts and Jobs Act of 2017; partially offset by

3.	a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the US.

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

Equity Method Investment

Net (income) loss in earnings of equity method investment. Net (income) loss in earnings of equity method investment is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The net (income) loss in earnings of equity method investment was $(4.1) million and $3.0 million, net of tax benefit for the three months ended June 30, 2019 and 2018, respectively, and $(3.6) million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized management fees of $0.8 million and $3.0 million, net of tax benefit, respectively, and for the six months ended June 30, 2019 and 2018, the Company recognized management fees of $1.5 million and $3.0 million, net of tax benefit, respectively.

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

Cloud Services
The following results are presented for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
External net sales	$169,132	$150,297	$321,377	$299,781
Inter-business net sales	—	—	—	—
Net sales	169,132	150,297	321,377	299,781
Cost of revenues	36,598	30,680	69,081	61,680
Gross profit	132,534	119,617	252,296	238,101
Operating expenses	70,187	61,435	131,415	123,029
Operating income	$62,347	$58,182	$120,881	$115,072

Cloud Services’ net sales of $169.1 million for the three months ended June 30, 2019 increased $18.8 million, or 12.5%, from the prior comparable period due to business acquisitions. Net sales of $321.4 million for the six months ended June 30, 2019 increased $21.6 million, or 7.2%, from the prior comparable period due to business acquisitions.
Cloud Services’ gross profit of $132.5 million for the three months ended June 30, 2019 increased $12.9 million, or 10.8% and gross profit of $252.3 million for the six months ended June 30, 2019 increased $14.2 million, or 6.0%, from the prior comparable periods primarily due to business acquisitions.
Cloud Services’ operating expenses of $70.2 million for the three months ended June 30, 2019 increased $8.8 million, and operating expenses of $131.4 million for the six months ended June 30, 2019 increased $8.4 million from the prior comparable periods primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs; (b) additional amortization of intangible assets; and (c) increased depreciation expense.
As a result of these factors, Cloud Services’ operating income of $62.3 million for the three months ended June 30, 2019 increased $4.2 million, or 7.2%, and operating income of $120.9 million for the six months ended June 30, 2019 increased $5.8 million, or 5.0% from the prior comparable periods.
Digital Media
 The following results are presented for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
External net sales	$153,298	$137,591	$300,945	$268,728
Inter-business net sales	61	—	97	24
Net sales	153,359	137,591	301,042	268,752
Cost of revenues	23,668	17,069	42,198	34,213
Gross profit	129,691	120,522	258,844	234,539
Operating expenses	128,158	117,309	258,326	234,747
Operating income (loss)	$1,533	$3,213	$518	$(208)
Digital Media’s net sales of $153.4 million for the three months ended June 30, 2019 increased $15.8 million, or 11.5%, and net sales of $301.0 million for the six months ended June 30, 2019 increased $32.3 million, or 12.0%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s gross profit of $129.7 million for the three months ended June 30, 2019 increased $9.2 million, or 7.6%, and gross profit of $258.8 million for the six months ended June 30, 2019 increased $24.3 million, or 10.4%, from the prior comparable periods primarily due to business acquisitions.

Digital Media’s operating expenses of $128.2 million for the three months ended June 30, 2019 increased $10.8 million and operating expenses of $258.3 million for the six months ended June 30, 2019 increased $23.6 million from the prior comparable periods primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional amortization of intangible assets; (b) increased depreciation expense; and (c) additional salary and related costs. Also, Digital Media incurred an increased allocation of certain shared Corporate operating costs in comparison to the prior comparable periods.
As a result of these factors, Digital Media’s operating income of $1.5 million for the three months ended June 30, 2019 decreased $1.7 million, or 52.3%, and operating income (loss) of $0.5 million for the six months ended June 30, 2019 increased $0.7 million, or 349.0%, from the prior comparable periods.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At June 30, 2019, we had cash and investments of $259.5 million compared to $293.3 million at December 31, 2018. The decrease in cash and investments resulted primarily from cash used in business acquisitions, dividends paid and purchases of property and equipment; partially offset by cash from provided by operating activities and proceeds from the line of credit. At June 30, 2019, cash and investments consisted of cash and cash equivalents of $155.5 million and long-term investments of $104.0 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of June 30, 2019, cash and investments held within domestic and foreign jurisdictions were $196.8 million and $62.7 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million (see Note 17 - Subsequent Events of Notes to Condensed Consolidated Financial Statements).The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of June 30, 2019, the Company had drawn $100.0 million on the Credit Facility.

On February 6, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4450 per share of J2 Global common stock payable on March 12, 2019 to all stockholders of record as of the close of business on February 25, 2019. On May 2, 2019, the Company’s Board of Directors approved a quarterly cash dividend of $0.4550 per share of J2 Global common stock payable on June 4, 2019 to all stockholders of record as of the close of business on May 20, 2019. Future dividends are subject to Board approval. However, based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future after the June 4, 2019 payment.

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

During the first six months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $19.3 million, inclusive of certain management fees, of which $14.7 million has been paid for the six months ended June 30, 2019.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $212.2 million and $206.3 million for the six months ended June 30, 2019 and 2018, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2019 compared to 2018 was primarily attributable to increased depreciation and amortization and an increase in accounts payable and accrued expenses; partially offset by lower uncertain tax position, increased tax payments and reduced deferred revenue. Our cash and cash equivalents were $155.5 million and $209.5 million at June 30, 2019 and December 31, 2018, respectively.

Net cash used in investing activities was $311.5 million and $154.1 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments. The increase in our net cash used in investing activities in 2019 compared to 2018 was primarily due to business acquisitions.

Net cash provided by (used in) financing activities was $44.8 million and $(43.2) million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, net cash provided by financing activities was primarily attributable to proceeds from the line of credit and exercise of stock options; partially offset by cash used for business acquisitions and dividends paid.  For the six months ended June 30, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. The change in net cash used in financing activities in 2019 compared to 2018 was primarily attributable to the proceeds from the line of credit; partially offset by business acquisitions and the payment of dividends.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. During the six month period ended June 30, 2019, we repurchased zero shares under this program. Cumulatively at June 30, 2019, 2.7 million shares were repurchased at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2019:

	Payments Due in (in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$402,500	$—	$—	$650,000	$1,052,500
Long-term debt - interest (b)	26,041	52,081	45,541	39,000	39,000	78,000	279,663
Line of credit - principal (c)	—	—	—	—	—	100,000	100,000
Operating leases (d)	9,997	19,715	17,943	16,031	14,126	26,279	104,091
Finance leases (e)	675	1,184	118	—	—	—	1,977
Telecom services and co-location facilities (f)	1,577	2,461	1,116	239	—	—	5,393
Short-term note payable (g)	5,500	—	—	—	—	—	5,500
Holdback payment (h)	2,394	3,231	—	—	—	—	5,625
Contingent consideration (i)	20,000	—	—	—	—	—	20,000
Transition Tax (j)	—	—	—	—	—	11,675	11,675
Self-Insurance (k)	6,168	284	—	—	—	—	6,452
Other (l)	3,490	662	614	598	—	—	5,364
Total	$75,842	$79,618	$467,832	$55,868	$53,126	$865,954	$1,598,240

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent principal on the line of credit.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(e)	These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts represent short-term note payable.

(h)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(i)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(j)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.

(k)	These amounts represent health and dental insurance plans in connection to self-insurance.

(l)	These amounts represent certain consulting and Board of Directors fee arrangements, software license and implementation commitments and others.

As of June 30, 2019, our liability for uncertain tax positions was $49.1 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2019, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2019, we had investments in debt securities with effective maturities greater than one year of approximately $22.1 million. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $155.5 million and $209.5 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million (see Note 17 - Subsequent Events of Notes to Condensed Consolidated Financial Statements). As of June 30, 2019, the Company had drawn $100.0 million on the Credit Facility.

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

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by $1.0 million as it relates to our Credit Facility that bear variable market interest rates.

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

Foreign exchange (gains) losses for the three months ended June 30, 2019 and 2018 were $(0.3) million and $0.2 million, respectively, and for the six months ended June 30, 2019 and 2018 were $1.9 million and $2.0 million, respectively. The decrease in losses to our earnings in the current period were attributable to decreased inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses for the six months ended June 30, 2019 remained consistent with the prior comparable period.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended June 30, 2019 and 2018 were $(1.2) million and $(14.6) million, respectively, and for the six months ended June 30, 2019 and 2018 were $(0.7) million and $(8.3) million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. Cumulatively at June 30, 2019, 2.7 million shares were repurchased under the 2012 Program at an aggregate cost of $101.1 million (including an immaterial amount of commission fees).

In December 2018, the Company acquired 600,000 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements).

As a result of the acquisition of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,338,689 shares of J2 Global common stock. During the six month period ended June 30, 2019, we repurchased zero shares under this program.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2019 - April 30, 2019	463	$87.55	—	1,338,689
May 1, 2019 - May 31, 2019	28,370	$87.80	—	1,338,689
June 1, 2019 - June 30, 2019	647	$86.79	—	1,338,689
Total	29,480		—	1,338,689

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

101
The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J2 Global, Inc.

Date:	August 9, 2019	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2019	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.