Form 10-Q
period 2019-09-30
J2 GLOBAL, INC.
filed 2019-11-08
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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

As of November 5, 2019, the registrant had 48,730,460 shares of common stock outstanding.

J2 GLOBAL, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$92,185	$209,474
Accounts receivable, net of allowances of $12,335 and $10,422, respectively	203,869	221,615
Prepaid expenses and other current assets	48,857	29,242
Total current assets	344,911	460,331
Long-term investments	96,788	83,828
Property and equipment, net	117,496	98,813
Operating lease right-of-use assets	90,134	—
Trade names, net	141,933	142,888
Customer relationships, net	257,260	191,208
Goodwill	1,626,266	1,380,376
Other purchased intangibles, net	205,713	192,372
Other assets	12,799	11,014
TOTAL ASSETS	$2,893,300	$2,560,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$226,366	$166,521
Income taxes payable, current	2,144	12,915
Deferred revenue, current	155,162	127,568
Operating lease liabilities, current	24,078	—
Other current liabilities	2,303	318
Total current liabilities	410,053	307,322
Long-term debt	1,150,515	1,013,129
Deferred revenue, noncurrent	11,807	13,200
Operating lease liabilities, noncurrent	70,927	—
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	50,758	59,644
Deferred income taxes, noncurrent	83,496	69,048
Other long-term liabilities	19,701	51,068
TOTAL LIABILITIES	1,808,932	1,525,086
Commitments and contingencies	—	—
Preferred stock, $0.01 par value. Authorized 1,000,000 and none issued	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000; total issued and outstanding zero	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000; total issued and outstanding zero	—	—
Common stock, $0.01 par value. Authorized 95,000,000; total issued 47,585,935 and 48,082,800 shares at September 30, 2019 and December 31, 2018, respectively; total outstanding 47,585,935 and 47,482,800 shares at September 30, 2019 and December 31, 2018, respectively.	476	481
Additional paid-in capital	369,973	354,210
Treasury stock, at cost (zero and 600,000 shares, at September 30, 2019 and December 31, 2018, respectively).	—	(42,543)
Retained earnings	768,192	769,575
Accumulated other comprehensive loss	(54,273)	(45,979)
TOTAL STOCKHOLDERS’ EQUITY	1,084,368	1,035,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,893,300	$2,560,830
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$344,141	$292,724	$966,466	$861,236

Cost of revenues (1)	61,716	49,217	172,995	145,112
Gross profit	282,425	243,507	793,471	716,124
Operating expenses:
Sales and marketing (1)	98,486	80,708	273,812	250,190
Research, development and engineering (1)	13,770	11,950	38,692	35,412
General and administrative (1)	110,810	93,792	314,132	272,926
Total operating expenses	223,066	186,450	626,636	558,528
Income from operations	59,359	57,057	166,835	157,596
Interest expense, net	17,271	15,175	50,625	46,428
Other expense, net	864	1,239	2,702	6,150
Income before income taxes and net loss (income) in earnings of equity method investment	41,224	40,643	113,508	105,018
Income tax expense	6,998	9,310	17,851	23,365
Net loss (income) in earnings of equity method investment	3,481	610	(126)	3,581
Net income	$30,745	$30,723	$95,783	$78,072

Net income per common share:
Basic	$0.63	$0.63	$1.98	$1.61
Diluted	$0.62	$0.61	$1.93	$1.57
Weighted average shares outstanding:
Basic	47,673,211	48,009,953	47,654,327	47,945,264
Diluted	49,064,272	49,279,217	48,892,523	49,068,653

(1) Includes share-based compensation expense as follows:
Cost of revenues	$127	$128	$390	$378
Sales and marketing	419	548	1,212	1,380
Research, development and engineering	373	399	1,092	1,187
General and administrative	5,527	6,831	15,700	18,448
Total	$6,446	$7,906	$18,394	$21,393

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$30,745	$30,723	$95,783	$78,072
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,166)	(2,934)	(8,852)	(11,272)
Change in fair value on available-for-sale investments, net of tax expense (benefit) of zero and $184 for the three and nine months ended September 30, 2019, respectively, and $58 and ($454) for the three and nine months ended September 30, 2018, respectively	—	178	558	(1,399)
Other comprehensive loss, net of tax	(8,166)	(2,756)	(8,294)	(12,671)
Comprehensive income	$22,579	$27,967	$87,489	$65,401

See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
Cash flows from operating activities:	2019	2018
Net income	$95,783	$78,072
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	170,409	132,850
Amortization of financing costs and discounts	9,072	8,692
Amortization of operating lease assets	14,474	—
Share-based compensation	18,394	21,393
Provision for doubtful accounts	9,217	13,992
Deferred income taxes, net	2,850	559
Changes in fair value of contingent consideration	8,044	14,400
(Income) loss on equity investments	(166)	8,421
Decrease (increase) in:
Accounts receivable	29,953	49,937
Prepaid expenses and other current assets	(10,094)	(3,771)
Other assets	(1,528)	1,714
Increase (decrease) in:
Accounts payable and accrued expenses	623	(38,508)
Income taxes payable	(15,179)	(4,304)
Deferred revenue	777	7,042
Operating lease liabilities	(13,612)	—
Liability for uncertain tax positions	(9,144)	3,678
Other long-term liabilities	(566)	(51)
Net cash provided by operating activities	309,307	294,116
Cash flows from investing activities:
Distribution from equity method investment	10,288	—
Purchases of equity method investment	(22,338)	(34,558)
Purchases of available-for-sale investments	—	(500)
Purchases of property and equipment	(49,483)	(44,928)
Acquisition of businesses, net of cash received	(411,349)	(191,567)
Purchases of intangible assets	(46)	(183)
Net cash used in investing activities	(472,928)	(271,736)
Cash flows from financing activities:
Payment of note payable	(5,100)	—
Proceeds from line of credit	185,000	—
Repayment of line of credit	(57,000)	—
Repurchase of common stock	(20,562)	(4,167)
Issuance of common stock under employee stock purchase plan	1,995	135
Exercise of stock options	5,274	1,419
Dividends paid	(43,507)	(60,654)
Deferred payments for acquisitions	(17,734)	(3,558)
Other	(1,514)	(330)
Net cash provided by (used in) financing activities	46,852	(67,155)
Effect of exchange rate changes on cash and cash equivalents	(520)	(2,646)
Net change in cash and cash equivalents	(117,289)	(47,421)
Cash and cash equivalents at beginning of period	209,474	350,945
Cash and cash equivalents at end of period	$92,185	$303,524
See Notes to Condensed Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2018 and 2019
(unaudited, in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, July 1, 2018	47,994,805	$480	$338,409	—	$—	$730,725	$(39,005)	$1,030,609
Net income	—	—	—	—	—	30,723	—	30,723
Other comprehensive income, net of tax expense of $58	—	—	—	—	—	—	(2,756)	(2,756)
Dividends ($0.4250 per share)	—	—	—	—	—	(20,928)	—	(20,928)
Exercise of stock options	3,090	—	79	—	—	—	—	79
Vested restricted stock	30,277	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(9,509)	—	(692)	—	—	(119)	—	(811)
Share based compensation	—	—	7,874	—	—	32	—	7,906
Balance, September 30, 2018	48,018,663	$480	$345,670	—	$—	$740,433	$(41,761)	$1,044,822

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, July 1, 2019	47,765,869	$478	$365,687	—	$—	$752,040	$(46,107)	$1,072,098
Net income	—	—	—	—	—	30,745	—	30,745
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	(8,166)	(8,166)
Vested restricted stock	26,989	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(9,053)	—	(672)	—	—	(102)	—	(774)
Repurchase of shares	—	—	—	(197,870)	(15,981)	—	—	(15,981)
Retirement of treasury stock	(197,870)	(2)	(1,488)	197,870	15,981	(14,491)	—	—
Share based compensation	—	—	6,446	—	—	—	—	6,446
Balance, September 30, 2019	47,585,935	$476	$369,973	—	$—	$768,192	$(54,273)	$1,084,368

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2018	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	78,072	—	78,072
Other comprehensive income, net of tax benefit of $454	—	—	—	—	—	—	(12,671)	(12,671)
Dividends ($1.2450 per share)	—	—	—	—	—	(61,263)	—	(61,263)
Exercise of stock options	63,098	—	1,419	—	—	—	—	1,419
Issuance of shares under employee stock purchase plan	1,781	—	135	—	—	—	—	135
Vested restricted stock	148,564	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(49,290)	—	(3,035)	—	—	(1,132)	—	(4,167)
Share based compensation	—	—	21,298	—	—	95	—	21,393
Balance, September 30, 2018	48,018,663	$480	$345,670	—	$—	$740,433	$(41,761)	$1,044,822

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2019	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	95,783	—	95,783
Other comprehensive income, net of tax expense $184	—	—	—	—	—	—	(8,294)	(8,294)
Dividends ($0.9000 per share)	—	—	—	—	—	(43,966)	—	(43,966)
Exercise of stock options	156,038	2	5,272	—	—	—	—	5,274
Issuance of shares under employee stock purchase plan	32,154	—	1,995	—	—	—	—	1,995
Vested restricted stock	167,746	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(54,933)	—	(3,959)	—	—	(622)	—	(4,581)
Repurchase of shares	—	—	—	(197,870)	(15,981)	—	—	(15,981)
Retirement of treasury stock	(797,870)	(8)	(5,873)	797,870	58,524	(52,643)	—	—
Share based compensation	—	—	18,329	—	—	65	—	18,394
Balance, September 30, 2019	47,585,935	$476	$369,973	—	$—	$768,192	$(54,273)	$1,084,368

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

As of September 30, 2019, the carrying value of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of available debt instruments with similar terms and maturities. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to J2 Global.

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

2.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. Each of the ASUs previously mentioned are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of these ASUs is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on its financial statements. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU is effective upon release. The Company has adopted this ASU on a prospective basis in the third quarter of 2019 and has determined there to be no impact on its financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Digital Media	2019	2018	2019	2018
Advertising	$123,463	$107,864	$339,024	$315,689
Subscription	47,048	34,791	128,402	95,718
Other	2,481	—	6,608	—
Total Digital Media revenues	$172,992	$142,655	$474,034	$411,407

Cloud Services
Subscription	$170,971	$149,892	$491,669	$449,341
Other	192	202	871	535
Total Cloud Services revenues	$171,163	$150,094	$492,540	$449,876

Corporate	$3	$2	$6	$4
Elimination of inter-segment revenues	(17)	(27)	(114)	(51)
Total Revenues	$344,141	$292,724	$966,466	$861,236

Timing of revenue recognition
Point in time	$10,371	$1,019	$24,315	$2,960
Over time	333,770	291,705	942,151	858,276
Total	$344,141	$292,724	$966,466	$861,236

The Company has recorded $20.5 million and $10.9 million of revenue for the three months ended September 30, 2019 and 2018, respectively, and $105.0 million and $67.9 million of revenue for the nine months ended September 30, 2019 and 2018, respectively, which was previously included in the contract liability balance as of the beginning of each respective year.

As of September 30, 2019, the Company acquired $27.5 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company’s Cloud Services business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security, CPP, and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•	Faxing capabilities are provided

•	Voice services are provided

•	Email marketing services are provided

•	Consumer privacy services are provided

•	Security solutions, including email and endpoint are provided

•	Online data backup capabilities are provided

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

The Company completed the following acquisitions during the first nine months of fiscal 2019, paying the purchase price with a combination of cash and note payable: (a) an asset purchase of iContact, LLC, acquired on January 22, 2019, a North Carolina-based provider of email marketing solutions; (b) a share purchase of the entire issued capital of Safe Send AS, acquired on March 29, 2019, a Norwegian-based provider of email security solutions; (c) a share purchase of the entire issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC, acquired on April 2, 2019, a Texas-based provider in solutions for virtual private network (“VPN”) services; (d) an asset purchase of OffsiteDataSync, Inc., acquired on July 1, 2019, a New York-based provider in backup and disaster recovery solutions; (e) an asset and a share purchase of the entire issued capital of BabyCenter LLC., acquired on August 19, 2019, a California-based provider in digital parenting and pregnancy resources; (f) a share purchase of the entire issued capital of Spiceworks, Inc., acquired on August 21, 2019, a Texas-based provider in digital media advertising solutions; and (g) other immaterial acquisitions of online data backup, consumer privacy and protection, and digital media businesses.

The condensed consolidated statement of income since the date of each acquisition and balance sheet as of September 30, 2019, reflect the results of operations of all 2019 acquisitions. For the nine months ended September 30, 2019, these acquisitions contributed $68.3 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $425.8 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for these acquisitions (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$22,668
Prepaid expenses and other current assets	4,533
Property and equipment	4,638
Operating lease right of use asset	4,982
Trade names	10,450
Customer relationships	121,803
Goodwill	254,807
Trademarks	32,540
Other intangibles	47,537
Other long-term assets	660
Accounts payable and accrued expenses	(31,128)
Other current liabilities	(560)
Deferred revenue	(27,473)
Operating lease liabilities, current	(1,768)
Operating lease liabilities, noncurrent	(3,215)
Income taxes payable	(762)
Liability for uncertain tax positions	(379)
Deferred tax liability	(12,509)
Other long-term liabilities	(1,001)
Total	$425,823

During the nine months ended September 30, 2019, the purchase price accounting has been finalized for the following acquisitions: (i) Mosaik Solutions, LLC; (ii) DemandShore Solutions Private Limited; (iii) DW PRIME Holdings, Inc.; (iv) The Communicator Corporation Limited; (v) iContact, LLC; and (vi) other immaterial backup businesses. The initial accounting for all other 2019 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2019, the Company recorded adjustments to prior period acquisitions due to the finalization of purchase accounting in the Fax and Martech businesses which resulted in a net increase in goodwill of $0.2 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $1.1 million (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the condensed consolidated statement of income for the nine months ended September 30, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with these acquisitions during the nine months ended September 30, 2019 is $254.8 million, of which $93.8 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and its 2019 acquisitions as if each acquisition had occurred on January 1, 2018 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$1,066,439	$1,029,851
Net income	$91,078	$58,122
EPS - Basic	$1.98	$1.61
EPS - Diluted	$1.93	$1.58

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
September 30, 2019
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

 The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Corporate debt securities	$23,256	$86	$(1,220)	$22,122
Total	$23,256	$86	$(1,220)	$22,122

December 31, 2018
Corporate debt securities	$23,256	$21	$(1,899)	$21,378
Total	$23,256	$21	$(1,899)	$21,378

At September 30, 2019, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	September 30, 2019	December 31, 2018
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	22,122	21,378
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$22,122	$21,378

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2019
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

As of September 30, 2019 and December 31, 2018, we did not recognize any other-than-temporary impairment losses.

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

In the first nine months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $22.3 million, inclusive of certain management fees, of which $22.3 million has been paid for the nine months ended September 30, 2019. During the three months ended September 30, 2019, the Company received a distribution from OCV of $10.3 million.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the three months ended September 30, 2019 and 2018, the Company recognized an investment loss of $3.5 million and $0.6 million, net of tax benefit, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized an investment (gain) loss of $(0.1) million and $3.6 million, net of tax (expense) benefit, respectively. The loss (income) is presented in the Company’s condensed consolidated statement of income as loss (income) from equity investments, net.

During the three months ended September 30, 2019 and 2018, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized management fees of $2.3 million and $3.7 million, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	September 30, 2019	December 31, 2018
Equity securities	$43,367	$31,151
Maximum exposure to loss	$43,367	$31,151

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of long-term debt at September 30, 2019 and December 31, 2018 was $1.4 billion and $1.1 billion, respectively (see Note 8 - Long-Term Debt).

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

In the second quarter of 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the third quarter of 2019, the Company paid down $5.1 million of the outstanding note. As of September 30, 2019, the carrying value of the note payable approximates fair value and is classified within Level 2.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$426	$—	$—	$426
Corporate debt securities	—	597	21,525	22,122
Total assets measured at fair value	$426	$597	$21,525	$22,548

Liabilities:
Contingent consideration	$—	$—	$39,613	$39,613
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$39,613	$40,381

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$450	$—	$—	$450
Corporate debt securities	—	532	20,846	21,378
Total assets measured at fair value	$450	$532	$20,846	$21,828

Liabilities:
Contingent consideration	$—	$—	$50,035	$50,035
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$50,035	$50,803

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the nine months ended September 30, 2019, there were no transfers that have occurred between levels.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2019	$768
Balance as of September 30, 2019	$768

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2019	$50,035
Contingent consideration	5,079
Total fair value adjustments reported in earnings	8,044	General and administrative
Contingent consideration payments	(23,545)	Not Applicable
Balance as of September 30, 2019	$39,613

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $20.0 million and $40.0 million at September 30, 2019 and December 31, 2018, respectively. Due to the Company’s achievement of certain EBITDA targets for the year ended December 31, 2018 and the amended contingent consideration agreement, $20.0 million was paid in the second quarter of 2019 and an additional $20.0 million remains payable and is classified as a current liability on the consolidated balance sheet.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $11.6 million and $3.7 million at September 30, 2019 and December 31, 2018, respectively.

In connection with the Company’s other acquisition activity, contingent consideration of up to $15.9 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $8.0 million and $6.3 million at September 30, 2019 and December 31, 2018, respectively. Due to the achievement of certain thresholds, $3.6 million was paid during the first nine months of 2019. In the third quarter of 2019, $0.3 million was no longer considered contingent in connection with a prior year acquisition. As a result, the amount was removed from contingent consideration and reclassified to accrued expenses on the consolidated balance sheet.

During the nine months ended September 30, 2019, the Company recorded an increase in the fair value of the contingent consideration of $8.0 million and reported such increase in general and administrative expenses.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2019	$366,270	$300,718	$666,988	$713,388	$1,380,376
Goodwill acquired (Note 4)	31,655	179,944	211,599	43,208	254,807
Purchase accounting adjustments (1)	177	—	177	(1,089)	(912)
Foreign exchange translation	(2,178)	(5,557)	(7,735)	(270)	(8,005)
Balance as of September 30, 2019	$395,924	$475,105	$871,029	$755,237	$1,626,266

(1) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2019 and December 31, 2018 as follows (in thousands):

	September 30, 2019	December 31, 2018
Trade names	$27,379	$27,379
Other	4,306	4,306
Total	$31,685	$31,685

Intangible Assets Subject to Amortization:

As of September 30, 2019, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.3 years	$192,396	$77,842	$114,554
Patent and patent licenses	6.5 years	67,903	62,513	5,390
Customer relationships (1)	8.5 years	623,966	366,706	257,260
Other purchased intangibles	4.5 years	386,144	190,127	196,017
Total		$1,270,409	$697,188	$573,221

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

During the nine months ended September 30, 2019, the Company completed acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	8.1 years	$10,450
Customer relationships	7.2 years	121,803
Trademark	6.2 years	32,540
Other purchased intangibles	3.7 years	47,537
Total		$212,330

As of December 31, 2018, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.9 years	$181,231	$65,722	$115,509
Patent and patent licenses	6.5 years	67,887	60,541	7,346
Customer relationships (1)	9.1 years	507,330	316,122	191,208
Other purchased intangibles	4.4 years	307,554	126,834	180,720
Total		$1,064,002	$569,219	$494,783

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the asset’s benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $50.4 million and $35.8 million for the three months ended September 30, 2019 and 2018, respectively, and $132.2 million and $102.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense is estimated to approximate $47.9 million, $145.4 million, $107.8 million, $85.9 million and $51.9 million for the remaining three months of fiscal year 2019 through fiscal year 2023, respectively, and $134.3 million thereafter through the duration of the amortization period.

8.    Long-Term Debt

6.0% Senior Notes

On June 27, 2017, j2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of September 30, 2019.

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

The Indenture contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of September 30, 2019, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The company is in compliance with its debt covenants as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $687.6 million and $645.5 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 6 - Fair Value Measurements).

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

As of September 30, 2019, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021, which management believes is the expected life of the Convertible Notes using an interest rate of 5.81%. As of September 30, 2019, the remaining period over which the unamortized debt discount will be amortized is 1.7 years.

The Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the Convertible Notes, which are Level 1 inputs (see Note 6 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Convertible Notes was approximately $572.6 million and $457.0 million, respectively.

Credit Facility

During the nine months ended September 30, 2019, the Company drew down $185.0 million and repaid $57.0 million under its Credit facility. See Note 10, “Commitments and Contingencies” for additional information.

Long-term debt as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30, 2019	December 31, 2018
6.0% Senior Notes	$650,000	$650,000
3.25% Convertible Notes	402,500	402,500
Line of Credit	128,000	—
Less: Unamortized discount	(25,446)	(33,191)
Deferred issuance costs	(4,539)	(6,180)
Total long-term debt	1,150,515	1,013,129
Less: Current portion	—	—
Total long-term debt, less current portion	$1,150,515	$1,013,129

9.Leases

J2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2027. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

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

The components of lease expense were as follows for the three and nine months ended (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$6,916	$18,975

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$90,134
Total operating lease right-of-use assets	$90,134

Operating lease liability, current	$24,078
Operating lease liabilities, noncurrent	70,927
Total operating lease liabilities	$95,005

Supplemental cash flow information related to leases was as follows (in thousands):

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,925
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,442

Other supplemental operating lease information consists of the following:

Operating leases:
Weighted average remaining lease term	4.6 years
Weighted average discount rate	4.25%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating Leases
Fiscal Year:
2019	$6,762
2020	24,662
2021	21,807
2022	19,500
2023	16,161
Thereafter	16,137
Total lease payments	$105,029
Less: Imputed interest	10,024
Present value of operating lease liabilities	$95,005

Rental expense for operating leases classified under ASC 840 for the three and nine months ended September 30, 2018 was $5.1 million and $15.4 million, respectively, and was predominantly recorded within general and administrative expenses. As of December 31, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2019	$19,267
2020	16,196
2021	13,881
2022	12,654
2023	10,977
Thereafter	5,456
Total minimum lease payments	$78,431

Sublease

Total sublease income for the three months ended September 30, 2019 and 2018 was $0.9 million and $0.7 million, respectively, and was $2.4 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. Total estimated aggregate sublease income to be received in the future is $10.5 million.

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

On February 17, 2011, Emmanuel Pantelakis (“Pantelakis”) filed suit against a J2 Global affiliate in the Ontario Superior Court of Justice (No. 11-50673), alleging that the J2 Global affiliate breached a contract relating to Pantelakis’s use of the Campaigner service. The J2 Global affiliate filed a responsive pleading on March 23, 2011 and responses to undertakings on July 16, 2012. On November 6, 2012, Pantelakis filed a second amended statement of claim, reframing his lawsuit as a negligence action. The J2 Global affiliate filed an amended statement of defense on April 8, 2013. Discovery has closed, with the exception of one issue. There is an anticipated trial date of February 2021.

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. The plaintiff has moved to remand and the J2 Global affiliates have opposed the motion.

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

Credit Agreement

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million. On August 16, 2019, the Company and MUFG Union Bank entered into the Second Amendment with respect to the Credit Agreement. Among other things, the Second Amendment increased the aggregate amount available under the Credit Facility from $150.0 million to $200.0 million through December 31, 2020. The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of September 30, 2019, $128.0 million was outstanding under the Credit Facility.

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

The Company has capitalized the total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the Credit Facility. As of September 30, 2019, these debt issuance costs, net of amortization, were $0.4 million. The related interest expense was $1.1 million for the three months ended September 30, 2019 and $2.3 million for the nine months ended September 30, 2019.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in certain jurisdictions where the Company believes such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there.
The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $21.6 million reserve established for these matters. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact our financial results.

11.Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 17.0% and 22.9% for the three months ended September 30, 2019 and 2018, respectively, and 15.7% and 22.2% for the nine months ended September 30, 2019 and 2018, respectively. Income before income taxes included income from domestic operations of $34.6 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively, and income from foreign operations of $78.9 million and $100.7 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had $50.8 million and $59.6 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s consolidated statement of income.

Cash paid for income taxes net of refunds received was $38.2 million and $21.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid taxes were $3.6 million and zero at September 30, 2019 and December 31, 2018, respectively.

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

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015.

In September 2019, the Company was notified by the French Tax Authorities that the audit of the 2011 to 2016 tax years has been concluded with no adjustments.

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

12.Stockholders’ Equity

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. In November 2018 and May 2019, the Company entered into Rule 10b5-1 trading plans with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the nine month period ended September 30, 2019, the Company repurchased 197,870 shares under this program at an aggregate cost of $16.0 million, which were subsequently retired. Cumulatively at September 30, 2019, 2.9 million shares were repurchased at an aggregate cost of $117.1 million (including an immaterial amount of commission fees).

As a result of the purchase of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,140,819 shares of J2 Global common stock.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the three month period ended September 30, 2019, the Company purchased 9,053 shares from plan participants for this purpose.

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

The 2007 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2019, 128,739 shares underlying options and 1,940 shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards and is intended as a successor plan to the 2007 Plan since no further grants will be made under the 2007 Plan. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of September 30, 2019, 423,000 shares underlying options and 22,689 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	707,777	$56.84
Granted	—	—
Exercised	(156,038)	33.80
Canceled	—	—
Outstanding at September 30, 2019	551,739	$63.36	6.5	$15,153,063
Exercisable at September 30, 2019	197,139	$42.54	3.4	$9,518,601
Vested and expected to vest at September 30, 2019	431,179	$60.10	6.0	$13,246,543

The total intrinsic values of options exercised during the nine months ended September 30, 2019 and 2018 were $8.0 million and $3.6 million, respectively.

The Company recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $7.1 million and $6.9 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 6.2 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 13.21% and 11.71% as of September 30, 2019 and 2018, respectively.

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

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2019 and 2018, the Company awarded 74,051 and 473,501 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2019 and 2018 were $69.99 and $52.95, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	September 30, 2019	September 30, 2018
Underlying stock price at valuation date	$84.58	$82.11
Expected volatility	28.3%	28.4%
Risk-free interest rate	2.53%	2.89%

Restricted stock award activity for the nine months ended September 30, 2019 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	1,207,011	$64.82
Granted	171,617	78.50
Vested	(155,799)	74.09
Canceled	(92,569)	72.38
Nonvested at September 30, 2019	1,130,260	$64.74

Restricted stock unit award activity for the nine months ended September 30, 2019 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	41,231
Granted	3,844
Vested	(11,947)
Canceled	(8,499)
Outstanding at September 30, 2019	24,629	2.3	$2,236,806
Vested and expected to vest at September 30, 2019	18,368	1.8	$1,668,217

The Company recognized $5.9 million and $7.5 million of compensation expense related to restricted stock and restricted stock units for the three months ended September 30, 2019 and 2018, respectively, and $16.7 million and $20.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost of approximately $51.9 million and $61.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 5.2 years for awards and 3.3 years for units.

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

J2 Global determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 0.78% and 0.10% as of September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 and 2018, 32,154 and 1,781 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $2.0 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, 1,557,827 shares were available under the Purchase Plan for future issuance.

The Company recognized $0.3 million and $0.3 million of compensation expense related to the Purchase Plan for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.4 million of compensation expense related to the Purchase Plan for the nine months ended September 30, 2019 and 2018, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	September 30, 2019	September 30, 2018
Risk-free interest rate	2.43%	2.02%
Expected term (in years)	0.5	0.5
Dividend yield	1.05%	1.03%
Expected volatility	26.80%	22.21%
Weighted average volatility	26.80%	22.21%

14.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$30,745	$30,723	$95,783	$78,072
Net income available to participating securities (a)	(511)	(426)	(1,361)	(1,065)
Net income available to J2 Global, Inc. common shareholders	$30,234	$30,297	$94,422	$77,007
Denominator:
Weighted-average outstanding shares of common stock	47,673,211	48,009,953	47,654,327	47,945,264
Dilutive effect of:
Equity incentive plans	68,413	147,916	73,906	140,396
Convertible debt (b)	1,322,648	1,121,348	1,164,290	982,993
Common stock and common stock equivalents	49,064,272	49,279,217	48,892,523	49,068,653
Net income per share:
Basic	$0.63	$0.63	$1.98	$1.61
Diluted	$0.62	$0.61	$1.93	$1.57

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

(b)
Represents the incremental shares issuable upon conversion of the Convertible Notes due June 15, 2029 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 8 - Long Term Debt).

For the three and nine months ended September 30, 2019 and 2018, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by reportable segment:
Fax and Martech	$95,300	$89,648	$284,151	$271,502
Voice, Backup, Security, and CPP	75,863	60,446	208,389	178,374
Cloud Services Total	171,163	150,094	492,540	449,876

Digital Media	172,992	142,655	474,034	411,407
Elimination of inter-segment revenues	(17)	(27)	(114)	(51)
Total segment revenues	344,138	292,722	966,460	861,232
Corporate (1)	3	2	6	4
Total revenues	$344,141	$292,724	$966,466	$861,236

Gross profit by reportable segment:
Fax and Martech	$79,590	$76,450	$239,915	$233,200
Voice, Backup, Security, and CPP	53,333	41,876	145,304	123,227
Cloud Services Total	132,923	118,326	385,219	356,427

Digital Media	149,516	125,206	408,360	359,745
Elimination of inter-segment gross profit	(17)	(27)	(114)	(52)
Total segment gross profit	282,422	243,505	793,465	716,120
Corporate (1)	3	2	6	4
Total gross profit	$282,425	$243,507	$793,471	$716,124

Direct costs by reportable segment (2):
Fax and Martech	$27,670	$32,067	$93,384	$97,390
Voice, Backup, Security, and CPP	44,308	29,170	110,009	86,876
Cloud Services Total	71,978	61,237	203,393	184,266

Digital Media	144,023	118,185	402,349	352,931
Elimination of inter-segment direct costs	(17)	(27)	(114)	(52)
Total segment direct costs	215,984	179,395	605,628	537,145
Corporate (1)	7,082	7,055	21,008	21,383
Total direct costs (2)	$223,066	$186,450	$626,636	$558,528

Operating income by reportable segment:
Fax and Martech	$51,920	$44,383	$146,531	$135,810
Voice, Backup, Security, and CPP	9,025	12,706	35,295	36,351
Cloud Services Total	60,945	57,089	181,826	172,161

Digital Media	5,493	7,021	6,011	6,814
Total segment operating income	66,438	64,110	187,837	178,975
Corporate (1)	(7,079)	(7,053)	(21,002)	(21,379)
Total income from operations	$59,359	$57,057	$166,835	$157,596

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

	September 30, 2019	December 31, 2018
Assets:
Cloud Services	$1,317,264	$1,047,245
Digital Media	1,518,077	1,455,620
Total assets from Cloud Services and Digital Media	2,835,341	2,502,865
Corporate	57,959	57,965
Total assets	$2,893,300	$2,560,830

	Nine Months Ended September 30,
	2019	2018
Capital expenditures:
Cloud Services	$17,216	$10,654
Digital Media	32,267	34,274
Total capital expenditures from Cloud Services and Digital Media	49,483	44,928
Corporate	—	—
Total capital expenditures	$49,483	$44,928

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization:
Cloud Services	$24,605	$15,046	$58,445	$44,236
Digital Media	38,990	30,580	110,067	85,751
Total depreciation and amortization from Cloud Services and Digital Media	63,595	45,626	168,512	129,987
Corporate	602	749	1,897	2,863
Total depreciation and amortization	$64,197	$46,375	$170,409	$132,850

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on jurisdictions where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$278,917	$221,031	$763,494	$649,103
Canada	16,825	18,353	51,178	56,503
Ireland	14,228	18,182	44,604	52,296
All other countries	34,171	35,158	107,190	103,334
	$344,141	$292,724	$966,466	$861,236

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$698,847	$530,785
All other countries	82,004	62,810
Total	$780,851	$593,595

16.Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the three months ended September 30, 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(860)	$(45,247)	$(46,107)
Other comprehensive loss	—	(8,166)	(8,166)
Net current period other comprehensive income loss	—	(8,166)	(8,166)
Ending balance	$(860)	$(53,413)	$(54,273)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the nine months ended September 30, 2019 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Beginning balance	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income (loss)	558	(8,852)	(8,294)
Net current period other comprehensive income (loss)	558	(8,852)	(8,294)
Ending balance	$(860)	$(53,413)	$(54,273)

17.Subsequent Events

None.

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

Cloud Services Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services business as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Subscriber revenues:
Fixed	$141,832	$123,111	$406,493	$367,598
Variable	29,139	26,781	85,176	81,743
Total subscriber revenues	$170,971	$149,892	$491,669	$449,341
Other license revenues	192	202	871	535
Total revenues	$171,163	$150,094	$492,540	$449,876

Percentage of total subscriber revenues:
Fixed	83.0%	82.1%	82.7%	81.8%
Variable	17.0%	17.9%	17.3%	18.2%

Total revenues:
Number-based	$97,219	$98,897	$291,666	$296,076
Non-number-based	73,944	51,197	200,874	153,800
Total revenues	$171,163	$150,094	$492,540	$449,876

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$14.15	$15.61
Cancel Rate(3)	2.4%	2.2%

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

Digital Media Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media business for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Visits	1,857	1,949	5,282	5,859
Page views	7,008	7,980	20,587	23,668
Sources: Google Analytics and Partner Platforms

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2018 Annual Report on Form 10-K filed with the SEC on March 1, 2019. During the three months ended September 30, 2019, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2019
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

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
Revenues	$344,141	$292,724	18%	$966,466	$861,236	12%

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

Our revenues in 2019 have increased over the comparable three and nine month periods of 2018 primarily due to a combination of acquisitions and organic growth within both the Digital Media and Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
Cost of revenue	$61,716	$49,217	25%	$172,995	$145,112	19%
As a percent of revenue	18%	17%		18%	17%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, content fees, editorial and production costs, network operations, customer service, online processing fees, software licenses for resale and equipment depreciation. The increase in cost of revenues for the three and nine months ended September 30, 2019 was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2018 that resulted in additional campaign fulfillment costs, network, customer service, processing fees and database hosting costs.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
Sales and Marketing	$98,486	$80,708	22%	$273,812	$250,190	9%
As a percent of revenue	29%	28%		28%	29%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the three months ended September 30, 2019 was $40.6 million (primarily consists of $28.3 million of third-party advertising costs and $11.3 million of personnel costs) compared to 2018 of $36.3 million (primarily consists of $24.4 million of third-party advertising costs and $10.2 million of personnel costs). Advertising cost for the nine months ended September 30, 2019 was $115.3 million (primarily consists of $81.5 million of third-party advertising costs and $30.7 million of personnel costs) compared to 2018 of $111.0 million (primarily consists of $73.2 million of third-party advertising costs and $30.6 million of personnel costs). The increase in sales and marketing expenses for the three and nine months ended September 30, 2019 versus the prior comparable periods was primarily due to increased personnel costs and advertising associated with the acquisition of businesses acquired in and subsequent to the third quarter 2018 within the Media and Cloud Services businesses.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
Research, Development and Engineering	$13,770	$11,950	15%	$38,692	$35,412	9%
As a percent of revenue	4%	4%		4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2019 versus the prior comparable periods was primarily due to an increase in costs associated with businesses acquired in and subsequent to the third quarter 2018.

General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
General and Administrative	$110,810	$93,792	18%	$314,132	$272,926	15%
As a percent of revenue	32%	32%		33%	32%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three and nine months ended September 30, 2019 versus the prior comparable periods was primarily due to additional amortization of intangible assets, increased depreciation expense, personnel costs relating to businesses acquired in and subsequent to the third quarter 2018; partially offset by lower bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$127	$128	$390	$378
Operating expenses:
Sales and marketing	419	548	1,212	1,380
Research, development and engineering	373	399	1,092	1,187
General and administrative	5,527	6,831	15,700	18,448
Total	$6,446	$7,906	$18,394	$21,393

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $17.3 million and $15.2 million for the three months ended September 30, 2019 and 2018, respectively, and $50.6 million and $46.4 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense, net increased over the prior comparable periods primarily due to our line of credit borrowings.

Other expense, net. Our other expense, net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense, net was $0.9 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $2.7 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively. Other expense, net decreased for the three months ended September 30, 2019 versus the prior comparable period primarily due to reduced losses on currency exchange. Other expense, net decreased for the nine months ended September 30, 2019 versus the prior comparable period primarily due to decreased losses on equity securities and reduced losses on currency exchange.

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

Provision for income taxes amounted to $7.0 million and $9.3 million for the three months ended September 30, 2019 and 2018, respectively, and $17.9 million and $23.4 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 17.0% and 22.9% for the three months ended September 30, 2019 and 2018, respectively, and 15.7% and 22.2% for the nine months ended September 30, 2019 and 2018, respectively.

The decrease in our effective income tax rate for the three months ended September 30, 2019 was primarily attributable to the following:

1.	a decrease in tax expense during 2019 from an overall reduction in our net reserve for uncertain tax positions; partially offset by

2.	a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

The decrease in our effective income tax rate for the nine months ended September 30, 2019 was primarily attributable to the following:

1.	a decrease in tax expense during 2019 from a reduction in our reserve for uncertain tax positions; and

2.	a decrease in the benefit of a portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S.

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

Equity Method Investment

Net loss (income) in earnings of equity method investment. Net loss (income) in earnings of equity method investment is generated from our investment in the OCV Fund for which we receive annual audited financial statements. The investment in the OCV Fund is presented net of tax and on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

The net loss (income) in earnings of equity method investment was $3.5 million and $0.6 million, net of tax benefit for the three months ended September 30, 2019 and 2018, respectively, and $(0.1) million and $3.6 million, net of tax (expense) benefit for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized management fees of $0.8 million and $0.8 million, net of tax benefit, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recognized management fees of $2.3 million and $3.7 million, net of tax benefit, respectively.

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
Cloud Services
The following results are presented for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
External net sales	$171,163	$150,094	$492,540	$449,876
Inter-business net sales	—	—	—	—
Net sales	171,163	150,094	492,540	449,876
Cost of revenues	38,240	31,768	107,321	93,449
Gross profit	132,923	118,326	385,219	356,427
Operating expenses	71,978	61,237	203,393	184,266
Operating income	$60,945	$57,089	$181,826	$172,161

Cloud Services’ net sales of $171.2 million for the three months ended September 30, 2019 increased $21.1 million, or 14.0%, from the prior comparable period due to business acquisitions. Net sales of $492.5 million for the nine months ended September 30, 2019 increased $42.7 million, or 9.5%, from the prior comparable period due to business acquisitions.
Cloud Services’ gross profit of $132.9 million for the three months ended September 30, 2019 increased $14.6 million, or 12.3% and gross profit of $385.2 million for the nine months ended September 30, 2019 increased $28.8 million, or 8.1%, from the prior comparable periods primarily due to business acquisitions.
Cloud Services’ operating expenses of $72.0 million for the three months ended September 30, 2019 increased $10.7 million, and operating expenses of $203.4 million for the nine months ended September 30, 2019 increased $19.1 million from the prior comparable periods primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs; and (b) additional amortization of intangible assets.
As a result of these factors, Cloud Services’ operating income of $60.9 million for the three months ended September 30, 2019 increased $3.9 million, or 6.8%, and operating income of $181.8 million for the nine months ended September 30, 2019 increased $9.7 million, or 5.6% from the prior comparable periods.

Digital Media
 The following results are presented for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
External net sales	$172,975	$142,628	$473,920	$411,356
Inter-business net sales	17	27	114	51
Net sales	172,992	142,655	474,034	411,407
Cost of revenues	23,476	17,449	65,674	51,662
Gross profit	149,516	125,206	408,360	359,745
Operating expenses	144,023	118,185	402,349	352,931
Operating income	$5,493	$7,021	$6,011	$6,814
Digital Media’s net sales of $173.0 million for the three months ended September 30, 2019 increased $30.3 million, or 21.3%, and net sales of $474.0 million for the nine months ended September 30, 2019 increased $62.6 million, or 15.2%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s gross profit of $149.5 million for the three months ended September 30, 2019 increased $24.3 million, or 19.4%, and gross profit of $408.4 million for the nine months ended September 30, 2019 increased $48.6 million, or 13.5%, from the prior comparable periods primarily due to business acquisitions.
Digital Media’s operating expenses of $144.0 million for the three months ended September 30, 2019 increased $25.8 million and operating expenses of $402.3 million for the nine months ended September 30, 2019 increased $49.4 million from the prior comparable periods primarily due to additional expense associated with businesses acquired in and subsequent to the prior comparable period including (a) additional salary and related costs including severance; (b) additional amortization of intangible assets; and (c) increased depreciation expense. Also, Digital Media incurred an increased allocation of certain shared Corporate operating costs in comparison to the prior comparable periods.
As a result of these factors, Digital Media’s operating income of $5.5 million for the three months ended September 30, 2019 decreased $1.5 million, or 21.8%, and operating income of $6.0 million for the nine months ended September 30, 2019 decreased $0.8 million, or 11.8%, from the prior comparable periods.
Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At September 30, 2019, we had cash and investments of $189.0 million compared to $293.3 million at December 31, 2018. The decrease in cash and investments resulted primarily from cash used in business acquisitions, dividends paid, repayment of the line of credit and note payable and repurchase of common stock; partially offset by cash provided by operating activities, proceeds from the line of credit and distribution from an equity method investment. At September 30, 2019, cash and investments consisted of cash and cash equivalents of $92.2 million and long-term investments of $96.8 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of September 30, 2019, cash and investments held within domestic and foreign jurisdictions were $141.9 million and $47.1 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million. On August 16, 2019, the Company and MUFG Union Bank entered into the Second Amendment with respect to the Credit Agreement. Among other things, the Second Amendment increased the aggregate amount available under the Credit Facility from $150.0 million to $200.0 million through December 31, 2020.The proceeds of the Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of September 30, 2019, $128.0 million was outstanding under the Credit Facility.

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

In the first nine months of 2019, the Company received capital call notices from the management of OCV Management, LLC. for $22.3 million, inclusive of certain management fees, of which $22.3 million has been paid for the nine months ended September 30, 2019. During the three months ended September 30, 2019, the Company received a distribution from OCV of $10.3 million.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $309.3 million and $294.1 million for the nine months ended September 30, 2019 and 2018, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2019 compared to 2018 was primarily attributable an increase in accounts payable and accrued expenses; partially offset by lower uncertain tax position, higher tax payments, an increase in accounts receivable, prepaid expenses and other current assets and reduced deferred revenue. Our cash and cash equivalents were $92.2 million and $209.5 million at September 30, 2019 and December 31, 2018, respectively.

Net cash used in investing activities was $472.9 million and $271.7 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, net cash used in investing activities was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments; partially offset by the distribution from an equity method investment. The increase in our net cash used in investing activities in 2019 compared to 2018 was primarily due to business acquisitions.

Net cash provided by (used in) financing activities was $46.9 million and $(67.2) million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, net cash provided by financing activities was primarily attributable to proceeds from the line of credit and exercise of stock options; partially offset by cash used for the repayment of the line of credit and note payable, business acquisitions, repurchase of common stock and dividends paid.  For the nine months ended September 30, 2018, net cash used in financing activities was primarily attributable to dividends paid, repurchases of stock and business acquisitions. The change in net cash used in financing activities in 2019 compared to 2018 was primarily attributable to the net proceeds from the line of credit, lower dividends paid; partially offset by the repurchase of common stock, business acquisitions and repayment of note payable.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. During the nine month period ended September 30, 2019, we repurchased 197,870 shares under this program. Cumulatively at September 30, 2019, 2.9 million shares were repurchased at an aggregate cost of $117.1 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2019:

	Payments Due in (in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$402,500	$—	$—	$650,000	$1,052,500
Long-term debt - interest (b)	6,541	52,081	45,541	39,000	39,000	78,000	260,163
Line of credit - principal (c)	—	—	—	—	—	128,000	128,000
Operating leases (d)	6,762	26,453	23,814	21,570	18,294	33,174	130,067
Finance leases (e)	453	1,567	486	144	—	—	2,650
Telecom services and co-location facilities (f)	1,737	2,816	1,358	397	—	—	6,308
Short-term note payable (g)	400	—	—	—	—	—	400
Holdback payment (h)	807	6,450	—	—	—	—	7,257
Contingent consideration (i)	67	20,008	—	—	—	—	20,075
Transition Tax (j)	—	—	—	—	—	11,675	11,675
Self-Insurance (k)	3,334	—	—	—	—	—	3,334
Other (l)	2,423	662	614	598	—	—	4,297
Total	$22,524	$110,037	$474,313	$61,709	$57,294	$900,849	$1,626,726

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)	These amounts represent principal on the line of credit.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.

(e)	These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.

(f)	These amounts represent service commitments to various telecommunication providers.

(g)	These amounts represent short-term note payable.

(h)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(i)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(j)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.

(k)	These amounts represent health and dental insurance plans in connection to self-insurance.

(l)	These amounts represent certain consulting and Board of Directors fee arrangements, software license and implementation commitments and others.

As of September 30, 2019, our liability for uncertain tax positions was $50.8 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with such authorities.

We have not presented contingent consideration associated with acquisitions (other than contingent consideration which we have deemed as certain in terms of amount and timing) in the table above due to the uncertainty of the amounts and the timing of cash settlements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings under our Credit Facility that bear variable market interest rates. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2019, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2019, we had investments in debt securities with effective maturities greater than one year of approximately $22.1 million. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $92.2 million and $209.5 million, respectively.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided J2 Cloud Services with a credit facility of $100.0 million (the “Credit Facility”) with an option to request an increase of up to $50.0 million. On July 1, 2019, the Company increased its Credit Facility to $150.0 million. On August 16, 2019, the Company and MUFG Union Bank entered into the Second Amendment with respect to the Credit Agreement. Among other things, the Second Amendment increased the aggregate amount available under the Credit Facility from $150.0 million to $200.0 million through December 31, 2020. As of September 30, 2019, $128.0 million was outstanding under the Credit Facility.

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

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by $1.3 million as it relates to our Credit Facility that bear variable market interest rates.

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

Foreign exchange losses for the three months ended September 30, 2019 and 2018 were $1.0 million and $1.6 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $2.8 million and $3.6 million, respectively. The decrease in losses to our earnings in the three and the nine months ended September 30, 2019 were attributable to decreased inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the three months ended September 30, 2019 and 2018 were $(8.2) million and $(2.9) million, respectively, and for the nine months ended September 30, 2019 and 2018 were $(8.9) million and $(11.3) million, respectively.

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

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2020. Cumulatively at September 30, 2019, 2.9 million shares were repurchased under the 2012 Program at an aggregate cost of $117.1 million (including an immaterial amount of commission fees).

In August 2019, the Company acquired 197,870 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in the same month. In December 2018, the Company acquired 600,000 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements).

During the nine month period ended September 30, 2019, we repurchased 197,870 shares under this program. As a result of the acquisition of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,140,819 shares of J2 Global common stock.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2019 - July 31, 2019	1,611	$89.02	—	1,338,689
August 1, 2019 - August 31, 2019	205,312	$80.89	197,870	1,140,819
September 1, 2019 - September 30, 2019	—	$—	—	1,140,819
Total	206,923		197,870	1,140,819

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1
Second Amendment to Credit Agreement, dated as of August 16, 2019, among j2 Cloud Services, LLC, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as Agent (3)

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

101
The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL
(1)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.
(3)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on August 16, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J2 Global, Inc.

Date:	November 8, 2019	By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer and a Director
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2019	By:	/s/ STEVE P. DUNN
Steve P. Dunn
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of j2 Global, Inc., dated as of June 10, 2014 (1)

3.2	Amendment to Amended and Restated Certificate of Incorporation of J2 Global, Inc. dated as of September 5, 2019 (2)

3.3	Third Amended and Restated By-Laws (2)

10.1
Second Amendment to Credit Agreement, dated as of August 16, 2019, among j2 Cloud Services, LLC, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as Agent (3)

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

101
The following financial information from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - the cover page from J2 Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL

(1)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 10, 2014.
(2)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.
(3)    Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on August 16, 2019.