Form 10-K
period 2019-12-31
J2 GLOBAL, INC.
filed 2020-03-02
CIK 1084048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25965
J2 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1053457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 S. Flower Street, 15th Floor, Los Angeles, California 90017, (323) 860-9200
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JCOM	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the NASDAQ Global Select Market was $2,989,464,390. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2020, the registrant had 48,712,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 7, 2020 are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K includes 131 pages with the Index to Exhibits located on page 126.

PART I
Item 1.    Business

Overview
J2 Global, Inc., together with its subsidiaries (“J2 Global”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud-based subscription services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, security, privacy, data backup, email marketing and voice products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, healthcare, and international markets, offering content, tools and services to consumers and businesses.
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
Cloud Services
Consumers and businesses of all sizes are increasingly subscribing to cloud-based services to meet their communication, messaging, security, privacy, data backup, hosting, customer marketing and other needs. Cloud-based services represent a model for delivering and consuming, independent of location, real time business technology services, resources and solutions over the internet. Their goal is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security. Our eFax®, MyFax® and sFax® online fax services enable users to securely send and receive faxes via the internet and email. Our Vipre security solutions protect our customers from cyber threats with endpoint and email security and threat intelligence. IPVanish and encrypt.me provide virtual private networks that encrypt our customers’ data and activity on the internet. KeepItSafe®, LiveVault®, OffsiteDataSync and Livedrive® enable our customers to securely back up their data and dispose of tape or other physical systems. Campaigner®, iContact and SMTP provide our customers enhanced email marketing and delivery solutions. eVoice®, Onebox® and Line2 provide our customers a virtual phone system with various available enhancements. All of these services represent software-as-a-service solutions except online backup which represents both a software-as-a-service solution and an infrastructure-as-a-service solution. We believe these services represent more efficient and less expensive solutions than many existing alternatives, and provide increased security, privacy, flexibility and mobility.
We generate substantially all of our Cloud Services revenues from “fixed” subscription revenues for basic customer subscriptions and, to a lesser extent, “variable” usage revenues generated from actual usage by our subscribers. Our online fax, virtual phone, email, customer marketing and online backup products have both a fixed and variable subscription component with the substantial majority of revenues derived from the fixed portion. In addition, the cost structures of all our Cloud Services are very similar in terms of fixed and variable components and include capital expenditures that are in proportion to revenue for each product offering. We also generate Cloud Services revenues from patent licensing.
We market our Cloud Services offerings to a broad spectrum of prospective business customers including sole proprietors, small to medium-sized businesses, enterprises and government organizations. We also market our Cloud Services offerings to consumers. Our marketing efforts include enhancing brand awareness; utilizing online advertising, search engines and affiliate programs; and selling through both a telesales and direct sales force. We continuously seek to extend the number of distribution channels through which we acquire paying customers and improve the cost and volume of customers obtained through our current channels.

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
Security
VIPRE™ software solutions protect people and businesses from costly and malicious cyber threats. VIPRE offerings include comprehensive endpoint and email security, along with threat intelligence for real-time malware analysis.
Excel Micro™ is a Cloud Security distributor focusing on providing email security, web security, and endpoint protection. Their solutions are offered to thousands of resellers in the United States who provide the product to their end customers.
Privacy

IPVanish offers one of the fastest virtual private network services in the industry. The IPVanish network spans 1,300+ servers across more than 75 locations around the world, enabling users to browse the internet securely and anonymously, without restriction.

Encrypt.me is an easy-to-use virtual private network (“VPN”) service that protects individuals, families and teams. Encrypt.me has a global server infrastructure and offers the option of self-hosted cloud VPN servers which users can set up in their homes, offices or remote data centers.

Backup

KeepItSafe® provides fully managed and monitored online backup and disaster recovery solutions for businesses, using its ISO-certified platform. KeepItSafe solutions for business continuity, backup and recovery fully protect the customer’s physical, virtual and cloud resources.

LiveDrive® provides online backup and sync storage features for professionals and individuals. The customers can access their files from anywhere at any time so long as they have access to the internet.

LiveVault® provides cloud backup and recovery services. LiveVault® services include, among other items, offsite protection of data combined with local backup, web based access to protected data and a mirrored data center to ensure recoverability.

OffsiteDataSync is a Platinum Veeam Service Provider with the Veeam Accredited Service Partner (“VASP”) designation, providing managed end-to-end solutions to secure physical, virtual, hybrid, and cloud-to-cloud environments.

SugarSync® provides online file backup, synchronization and sharing of all of a customer’s documents, photos, music and movies across all of the customer’s computers and mobile devices.

Email Marketing
Campaigner® and iContact provide email marketing solutions to help small, medium and large businesses strengthen customer relationships and drive sales. Campaigner and iContact offer professional email campaign creation, advanced list management and segmentation tools, marketing automation, attribution reports and campaign tracking, and targeted email autoresponders and workflows.
SMTP is our cloud-based solution for email delivery that enables our customers to begin using an email relay service. Using our SMTP platform, customers control all aspects of their email distribution and can review email campaign statistics through a dashboard. We have a team of experts that help our customers’ setup and optimize the SMTP relay.

Voice
eVoice® is a virtual phone system that provides small and medium-sized businesses on-demand voice communications services. Customers can assign departmental and individual extensions that can connect to multiple numbers, including land-line and mobile phones and IP networks, and can enhance reachability through “find me/follow me” capabilities. These services also include advanced integrated voicemail for each extension.
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
Customer Support Services
Our Cloud Services customer service organizations support our customers through a combination of online self-help, email communications, interactive chat sessions and telephone calls. Our internet-based online self-help tools enable customers to resolve simple issues on their own, eliminating the need to speak or write to our customer service representatives. We use internal personnel and contracted third parties (on a dedicated personnel basis) to answer our customer emails and telephone calls and to participate in interactive chat sessions.
Live sales and customer support services are available in various languages, including English, Spanish, Dutch, German, French, Japanese and Cantonese.
Competition
Our Cloud Services business faces competition from, among others, online fax-providers, traditional fax machine or multi-function printer companies, unified messaging/communications providers, telephone companies, voicemail providers, companies offering PBX systems and outsourced PBX solutions, email marketing solution providers, various data backup and hosting providers, cyber security software and service vendors, and virtual private networks. Historically, our most popular solutions have related to online faxing, including the ability of our customers to access faxes via email and our outbound desktop faxing capabilities. These solutions compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.
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
Digital Media
Our Digital Media business operates a portfolio of web properties and apps which includes IGN, Mashable, PC Mag, Humble Bundle, Speedtest, Offers, Black Friday, AskMen, MedPageToday, Everyday Health, What to Expect, among others. During 2019, our Digital Media web properties attracted approximately 7.5 billion visits and 29.3 billion page views.
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
BlackFriday.com, TheBlackFriday.com, BestBlackFriday.com and DealsofAmerica.com are resources for shoppers to find the best deals and offers from retailers during the height of the holiday shopping season.
Ookla provides customers fixed broadband and mobile network testing applications, data and analysis. Over ten million tests are actively initiated by consumers each day across all of Ookla’s Speedtest platforms, with more than 27 billion completed to date. As a result, Ookla maintains comprehensive analytics on worldwide internet performance and accessibility. Ookla solutions have been adopted by a significant number of internet service providers and mobile carriers worldwide and have been translated into over 30 languages for use by thousands of businesses, governments, universities and trade organizations.
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

Gaming

IGN Entertainment is an internet media brand focused on the video game and entertainment enthusiast markets. IGN reaches more than 235 million monthly users and is followed by more than 16 million subscribers on YouTube and 40 million users on social platforms.
HumbleBundle.com is a digital subscription and storefront for video games, ebooks, and software. Customers purchase monthly subscriptions, product bundles, and individual products through our website. In addition, raising money for charity is a core mission for Humble Bundle. Each product sale transaction at Humble Bundle results in a charitable contribution.
Healthcare
Everyday Health Group properties include a collection of health and wellness content and services for the consumer, expecting and new parents and healthcare professionals.
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

We own and operate Castle Connolly Medical Ltd., a premier brand in healthcare research and physician ratings and publisher of the renowned Top Doctor series, including America’s Top Doctors.

Everyday Health Pregnancy & Parenting
We own and operate the BabyCenter brand, the leading global digital pregnancy and parenting resource. BabyCenter operates 10 international versions in nine different languages along with multiple international app editions delivered via websites, mobile apps and online communities. We also operate the digital properties for the What to Expect brand, a leading pregnancy and parenting media resource. Based on the best-selling pregnancy book, What to Expect When You’re Expecting, by author Heidi Murkoff, the What to Expect website and mobile applications contain content on conception planning and pregnancy, as well as information on newborns and toddlers.

Everyday Health Professional Properties

For healthcare professionals, we provide digital content that enables healthcare professionals to stay abreast of clinical, industry, legislative and regulatory developments across all major medical specialties. Our flagship professional property, MedPage Today, delivers daily breaking medical news across all major medical specialties and major public policy developments from Washington D.C. MedPage Today coordinates with leading researchers, clinicians and academic medical centers to aid in gathering in-depth information for its coverage. MedPage Today’s excellence has been recognized with awards from the American Society of Healthcare Business Editors, the National Institute for Healthcare Management, the eHealthcare Leadership Awards, the Medical Marketing and Media Awards and the Web Health Awards. Additionally, MedPage Today was named as a finalist for the Jesse M. Neal Award and the Gerald M. Loeb Award.

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

Our digital media business competes with online publishers including CNET, GameSpot, WebMD, Healthline, Medscape, Vox and others as well as with portals, advertising networks, social media sites and other platforms, including Google, Facebook, Twitch and others. We believe that the primary competitive factors determining our success in the market for our digital media include the reputation of brands as trusted sources of objective information and our ability to attract internet users and advertisers to our web properties.

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
We own and use a number of trademarks in connection with our services, including word and/or logo trademarks for eFax, MyFax, eFax Corporate, Sfax, eVoice, KeepItSafe, Onebox, PCMag, IGN, Everyday Health, AskMen, Humble Bundle, Mashable, Health eCareers, Ookla, Speedtest, and Geek.com, among others. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names, including “efax.com”, “efaxcorporate.com”, “myfax.com”, “fax.com”, “evoice.com”, “keepitsafe.com”, “campaigner.com”, “onebox.com”, “pcmag.com”, “techbargains.com”, “ign.com”, “askmen.com”, “speedtest.net”, “offers.com”, “humblebundle.com”, “mashable.com”, “healthecareers.com”, and “geek.com”, among others. We have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

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
We devote significant resources to develop new services and service enhancements. Our research, development and engineering expenditures were $54.4 million, $48.4 million and $46.0 million for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2019, we had approximately 3,090 employees, the majority of whom are in the U.S.

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
Web Availability of Reports
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.J2.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov.

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
Our future success depends in part on the ability of our Digital Media business to aggregate compelling content and deliver that content through our online properties. We believe that users will increasingly demand high-quality content and services including more video and mobile-specific content. Such content and services may require us to make substantial payments to third parties if we are unable to develop content of our own. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to monetize the activity on these alternative devices including mobile devices which may supplant current traffic that we monetize. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling content and personalization of this content for users in order to differentiate our properties from other businesses. Although we generally develop compelling content of our own, when are unable to do so we engage freelance services or obtain licensed content which may not be at reasonable prices and which could harm our operating results.

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

Our operations are dependent on our network being free from material interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. We have experienced automated log in attempts to gain unauthorized access to customer accounts. To date, these events have not resulted in the material impairment of any business operations.

Also, many of our services are web-based, and the amount of data we store for our users on our servers has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors and other third parties, may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our vendors, partners, other third parties, subscribers, employees or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services. Moreover, a significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our Cloud Services customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a material compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Our Board is briefed on cybersecurity risks and we implement cybersecurity risk management under our Board’s oversight. We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows, or cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, these events have not resulted in the material impairment of any business operations.

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

Currently, fax-to-email revenue constitutes approximately 23% of our consolidated revenues. The success of our business is therefore dependent upon the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, online backup, email, unified messaging solutions and services related to our Digital Media business. If the demand for online fax-to-email as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage or cancellation of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Users access health-related content through our Everyday Health Group properties, including information regarding particular medical conditions, diagnosis and treatment and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers or professionals who rely on that content or others may make claims against us with various causes of action. Although our properties contain terms and conditions, including disclaimers of liability, that are intended to reduce or eliminate our liability, third parties may claim that these online agreements are unenforceable.

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

Further, the impact on the global economy as a result of unforeseen global crises such as war, strife, strikes, global health pandemics, earthquakes or major weather events or other uncontrollable events could negatively impact our revenue and operating results.

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

Moreover, we are currently under audit for indirect taxes in various states, municipalities and foreign jurisdictions. We currently have a $21.2 million reserve established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

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

In addition, (i) the indenture governing the 6.0% Senior Notes of our subsidiary, J2 Cloud Services, LLC (“J2 Cloud Services”) and (ii) the Credit Agreement, dated as of January 7, 2019 (as amended, the “MUFG Credit Facility”), by and among J2 Cloud Services, the lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent, contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

Holders of the 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”) will have the right to require us to repurchase their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 and upon the occurrence of a fundamental change (as defined in the indenture governing the 3.25% Convertible Notes), in each case, at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of the Senior Notes also have the right to require our subsidiary, J2 Cloud Services, to repurchase the Senior Notes upon the occurrence of a change in control (as defined in the indenture governing the Senior Notes) at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Holders of our 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes,” and together with the 3.25% Convertible Notes, the “Convertible Notes”) also will have the right to require us to repurchase their 1.75% Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 1.75% Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 1.75% Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. It is our intention to satisfy our conversion obligation by paying and delivering a combination of cash and shares of our common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of our common stock. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes or Senior Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or Senior Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the applicable Convertible Notes indenture would constitute a default under the Convertible Notes indenture. A default under any indenture or the fundamental change or change of control itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or the Senior Notes or make cash payments upon conversions of the Convertible Notes.

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

The conditional conversion feature of the 3.25% Convertible Notes was triggered for the quarter ended December 31, 2019 and, unless our stock price decreases, it is reasonably likely that it will be triggered in subsequent quarters. If J2 elects to convert all or a portion of the 3.25% Convertible Notes into shares of the Company’s common stock, our common stock will be diluted which could adversely affect our stock price.

Our interest deductions attributable to the 3.25%Convertible Notes may be deferred, limited or eliminated under certain conditions.

We believe that the 3.25% Convertible Notes are subject to the IRS contingent payment debt instrument regulations. This conclusion is subject to complex factual and legal uncertainty and is not binding on the IRS or the courts. If the IRS takes a contrary position and a court sustains the IRS’ position, our tax deductions would be severely diminished with a resulting adverse effect on our cash flow and ability to service the 3.25% Convertible Notes.

The accounting method for convertible debt securities that may be settled in cash, such as the 1.75% Convertible Notes and the 3.25% Convertible Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 1.75% Convertible Notes and the 3.25% Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 1.75% Convertible Notes and the 3.25% Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 1.75% Convertible Notes and the 3.25% Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 1.75% Convertible Notes and the 3.25% Convertible Notes to their face amount over the respective terms of the 1.75% Convertible Notes and the 3.25% Convertible Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock and other securities.

In addition, under certain circumstances, convertible debt instruments (such as the 1.75% Convertible Notes and the 3.25% Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 1.75% Convertible Notes and the 3.25% Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the current exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. If the exposure draft is adopted in its current form, this could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if-converted” method may reduce our reported diluted earnings per share. The comment period for the current exposure draft concluded in October 2019, and, following deliberations, the FASB reaffirmed the changes described above. As of February 5, 2020, the FASB is drafting the final accounting standards update, which is scheduled to go into effect for us for fiscal years beginning after December 15, 2021, with option early adoption for fiscal periods beginning after December 15, 2020. We cannot be sure when or if the final accounting standards update will be issued, or whether it will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the 1.75% Convertible Notes or the 3.25% Convertible Notes, or otherwise, that could have an adverse impact on our financial statements.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (“EU”) in a national referendum (“BREXIT”), and on January 31, 2020 the United Kingdom exited the EU. The results of the United Kingdom’s BREXIT have caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. We are continuing to evaluate the effects of BREXIT, which could potentially disrupt our access to human capital and some of our target markets and jurisdictions in which we operate, and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, BREXIT could lead to legal uncertainty and potentially divergent national laws and regulations. Any of these effects of BREXIT, among others, and other adverse changes in global financial markets could have a materially adverse impact on our results of operations, financial condition, cash flows and could render us either unable to access global financial markets or able to access these markets only at higher interest costs and with restrictive financial or other conditions.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We do not collect and remit sales and use, telecommunications, or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit such taxes there. The U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc., No. 17-494 reversed existing constitutional precedent that remote sellers are not required to collect and remit such taxes. The Company is evaluating the impact of the ruling. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

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

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., J2 Global, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., the Privacy Shield may not be adequate for all data transfers between the EU and U.S. It is also unclear whether the United Kingdom (“UK”) will offer a similar program to Privacy Shield now that the UK has left the EU. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. We cannot predict how or if this issue will be resolved nor can we evaluate any potential liability at this time.

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

On June 28, 2018, the California legislature enacted the CCPA, which took effect on January 1, 2020 and will be enforceable starting July 1, 2020. The CCPA, which covers business that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. Based on the draft implementation regulations released by the California Attorney General in October 2019, we believe we have implemented such links where necessary and our privacy policies have been updated and posted on our websites. There is currently no industry consensus on the applicability of the CCPA “Do Not Sell” right on the targeted advertising activities of our Digital Media business. Until the California Attorney General provides final implementing regulations, we cannot predict the impact to our Digital Media business, if any. Other states are proposing similar privacy laws and if those are passed, our Company may be subject to additional requirements and restrictions that could have an impact on our business.

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

Moreover, our Everyday Health Group business may be subject to government oversight or regulation by Congress, the FDA, the U.S. Department of Health and Human Services and state legislatures and regulatory agencies. In addition, certain services provided by Everyday Health Group constituent businesses are also subject to private regulation both directly by accrediting bodies and indirectly by industry codes followed by commercial supporters of CME and CE programs.
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

Many of our users voluntarily provide us with demographic and other information when they register for one of our service or properties. In order for our Everyday Health Group brands to deliver marketing and communications solutions to pharmaceutical and medical device companies, health insurers, hospital systems, and other customers, we rely on data provided by our users. We also purchase data from third-party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities and better target our marketing programs. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites and applications refusing to provide us with information such as demographic information, information about their specific health interests, or profession information, our ability to personalize content for our users and provide targeted marketing solutions would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs to our customers.

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

New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. Similarly, exercise of the “Do Not Sell” right under the CCPA limits a business’ ability to monetize certain personal information collected online. These laws and regulations could have a significant impact on the operation of our advertising and data businesses. U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilizes cookies or other tracking tools. Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices.

We may be required or otherwise choose to adopt Do Not Track mechanisms or self-regulation principles, or provide opt-outs from the sale of certain user data, in which case our ability to use our existing tracking technologies, to collect and sell user behavioral data, and permit their use by other third parties could be impaired. This could cause our net revenues to decline and adversely affect our operating results.

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

A significant portion of Everyday Health Group’s advertising and sponsorship revenues is derived from the healthcare industry, including pharmaceutical, medical device, over-the-counter and consumer-packaged-goods companies, and could be affected by changes affecting healthcare spending. Industry changes affecting healthcare spending could impact the market for these offerings. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulation or private initiatives that affect the manner in which healthcare industry participants interact with consumers and the general public;

•	consolidation of healthcare industry participants;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting pharmaceutical and medical device companies or other healthcare industry participants.

Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. For example, use of our content offerings and the sale of our products and services could be affected by:

•	changes in the design and provision of health insurance plans;

•	a decrease in the number of new drugs or pharmaceutical and medical device products coming to market; and

•
decreases in marketing expenditures by pharmaceutical or medical device companies as a result of governmental regulation or private initiatives that discourage or prohibit advertising or sponsorship activities by pharmaceutical or medical device companies.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies with our Everyday Health Group set of brands.

The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Existing and future laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, and their application may not be clear. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply with such laws and regulations, could create liability for us. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses. Additionally, government actions, investigations, or pronouncements, or a change in self-regulatory organization rules or healthcare industry norms might impact healthcare industry customer views of risks associated with purchasing our services and result in a reduction in their expenditures.

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

Further, we derive revenues from the sale of advertising and promotion of prescription and over-the-counter drugs and medical devices. If the FDA or the FTC finds that any of the information provided on our properties violates FDA or FTC regulations, they may take regulatory or judicial action against us and/or the advertiser of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Any increase or change in regulation of advertising and promotion in the healthcare industry could make it more difficult for us to generate and grow our advertising and sponsorship revenues.

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
A portion of our display revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. We or our third-party service providers may be exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service providers are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue.
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

Risks Related To Our Stock

The fundamental change purchase features of the Convertible Notes and the change of control features of the Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to offer to purchase the Convertible Notes for cash in the event of a fundamental change (as defined in the indenture governing the 3.25% Convertible Notes and the indenture governing the 1.75% Convertible Notes), and the terms of the Senior Notes require our subsidiary, J2 Cloud Services, to offer to repurchase the Senior Notes for cash in the event of a change of control (as defined in the indenture governing the Senior Notes). These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

In addition, dividends, loans or other distributions to us from such subsidiaries are subject to contractual and other restrictions and are subject to other business considerations. J2 Cloud Services, is subject to restrictions on dividends in its existing indenture with respect to the Senior Notes and in the MUFG Credit Facility. The Senior Notes indenture generally prohibits dividends except out of a basket of 50% of cumulative net income (as defined in the Senior Notes indenture) and proceeds from equity offerings, although it permits any dividends if J2 Cloud Services’ pro forma leverage ratio (as calculated as required by the Senior Notes indenture) is less than 3.0 to 1. The MUFG Credit Facility generally prohibits dividends (as long as commitments from the lenders or amounts remain outstanding thereunder), except when certain conditions are met, including conditions relating to J2 Cloud Services’ total leverage ratio and EBITDA and the condition that J2 Cloud Services must have at least $25 million in cash and cash equivalents on its balance sheet after giving effect to such dividend. While J2 Cloud Services is currently in compliance with such covenants, its ability to comply with such covenants is subject to conditions outside its control. If we cannot obtain cash from our subsidiaries, we may not be able to pay dividends on our stock, pay interest on the Convertible Notes and fund other operating company expenses without additional sources of cash.

Future sales of our common stock may negatively affect our stock price.

As of February 25, 2020, substantially all of our outstanding shares of common stock were available for resale, subject to volume and manner of sale limitations applicable to affiliates under SEC Rule 144. Sales of a substantial number of shares of common stock in the public market or the perception of such sales could cause the market price of our common stock to decline. These sales also might make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

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

Our stock price may be volatile or may decline.

Our stock price and trading volumes have been volatile and we expect that this volatility will continue in the future due to factors, such as:

•	Assessments of the size of our subscriber base and our average revenue per subscriber, and comparisons of our results in these and other areas versus prior performance and that of our competitors;

•	Variations between our actual results and investor expectations;

•	Regulatory or competitive developments affecting our markets;

•	Investor perceptions of us and comparable public companies;

•	Conditions and trends in the communications, messaging and internet-related industries;

•	Announcements of technological innovations and acquisitions;

•	Introduction of new services by us or our competitors;

•	Developments with respect to intellectual property rights;

•	Conditions and trends in the internet and other technology industries;

•	Rumors, gossip or speculation published on public chat or bulletin boards;

•	General market conditions;

•	Geopolitical events such as war, threat of war or terrorist actions; and

•	Global health pandemics.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we leased approximately 43,000 square feet of office space for our global headquarters in Los Angeles, California under a lease that expired on January 31, 2020. In April 2019, the Cloud Services business entered into a new lease and has relocated our global headquarters where we occupy approximately 48,000 square feet of office space beginning late January 2020. The Digital Media business is headquartered in New York City, where it leases approximately 39,000 square feet of office space pursuant to a lease that extends through April 2024. Digital Media’s Everyday Health division occupies 80,000 square feet of office space pursuant to a lease that extends through October 2023. Additionally, we have smaller leased offices throughout Asia, North America, Europe and Australia.

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019, the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. The J2 Global affiliates have moved to dismiss the amended pleading.

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

Holders

We had 258 registered stockholders as of February 25, 2020. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We initiated a quarterly cash dividend program in August 2011 with a payment of $0.20 per share of common stock on September 19, 2011. We have paid an increasing quarterly cash dividend in each subsequent calendar quarter through June 4, 2019.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Effective February 15, 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021 (see Note 22 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). Cumulatively at December 31, 2019, we had repurchased 2.9 million shares under the 2012 Program at an aggregated cost of $117.1 million (including an immaterial amount of commission fees).

In August 2019, the Company acquired 197,870 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in the same month. In December 2018, the Company acquired 600,000 shares of J2 Global common stock in connection with the 2012 Program and subsequently retired the shares in March 2019 (see Note 14 - Stockholders’ Equity of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). As a result of the acquisition of J2 Global common stock through the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,140,819 shares of J2 Global common stock as of December 31, 2019.

The following table details the repurchases that were made under and outside the 2012 Program during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	1,365	$95.06	—	1,140,819
November 1, 2019 - November 30, 2019	14,416	$97.44	—	1,140,819
December 1, 2019 - December 31, 2019	363	$94.06	—	1,140,819
Total	16,144		—	1,140,819

(1)
Includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with employee stock options and/or the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 regarding shares outstanding and available for issuance under J2 Global’s existing equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	518,341	$65.77	3,720,536
Equity compensation plans not approved by security holders	—	—	—
Total	518,341	$65.77	3,720,536

The number of securities remaining available for future issuance includes 2,196,968 and 1,523,568 under our 2015 Stock Option Plan and 2001 Employee Stock Purchase Plan, respectively. Please refer to Note 15 to the accompanying consolidated financial statements for a description of these Plans as well as our 2007 Stock Option Plan, which terminated on February 14, 2017.

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

J2 Global’s peer group index for 2019 consists of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., LogMeIn, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp. and Tyler Technologies, Inc. The Company removed The Ultimate Software Group, Inc. since it was acquired during the current year and added Tyler Technologies, Inc.

J2 Global’s 2018 peer group index consisted of IAC/InterActive Corp., TripAdvisor, Inc., LivePerson, Inc., LogMeIn, Inc., Zillow Group, Inc., Salesforce.com, Inc., Open Text Corp. and The Ultimate Software Group, Inc.

Measurement points are December 31, 2014 and the last trading day in each of J2 Global’s fiscal quarters through the end of fiscal 2019. The graph assumes that $100 was invested on December 31, 2014 in J2 Global’s common stock and in each of the indices, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement		NASDAQ	2019 Peer	2018 Peer
Date	J2 Global	Computer Index	Group Index	Group Index
Dec-14	100.00	100.00	100.00	100.00
Mar-15	106.41	101.29	109.41	109.37
Jun-15	110.06	101.49	112.91	112.60
Sep-15	114.77	96.39	108.54	106.93
Dec-15	133.28	106.24	121.91	119.76
Mar-16	99.85	107.15	110.36	109.93
Jun-16	102.43	102.92	122.18	120.36
Sep-16	107.99	117.92	116.92	114.55
Dec-16	132.51	119.28	109.77	108.52
Mar-17	135.93	134.64	125.13	124.15
Jun-17	137.85	140.28	134.59	133.05
Sep-17	119.78	152.54	142.27	141.22
Dec-17	121.65	165.52	151.73	151.08
Mar-18	127.94	169.69	173.57	172.39
Jun-18	140.36	181.63	195.89	195.40
Sep-18	134.31	195.73	222.12	221.91
Dec-18	112.60	159.43	190.25	191.30
Mar-19	140.40	189.23	217.24	218.86
Jun-19	144.10	196.55	213.87	214.71
Sep-19	146.48	205.26	209.24	207.57
Dec-19	151.15	239.67	231.80	229.52

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except for share and per share amounts)
Statement of Income Data:
Revenues	$1,372,054	$1,207,295	$1,117,838	$874,255	$720,815
Cost of revenues	237,323	201,074	172,313	147,100	122,958
Gross profit	1,134,731	1,006,221	945,525	727,155	597,857
Operating expenses:
Sales and marketing	379,183	338,304	330,296	206,871	159,009
Research, development and engineering	54,396	48,370	46,004	38,046	34,329
General and administrative	424,072	375,267	323,517	239,672	205,137
Total operating expenses	857,651	761,941	699,817	484,589	398,475
Income from operations	277,080	244,280	245,708	242,566	199,382
Interest expense, net	69,546	61,987	67,777	41,370	42,458
Other expense (income), net	7,936	4,706	(22,035)	(10,243)	5
Income before income taxes and net loss in earnings of equity method investment	199,598	177,587	199,966	211,439	156,919
Income tax (benefit) expense	(19,376)	44,760	60,541	59,000	23,283
Net loss in earnings of equity method investment	168	4,140	—	—	—
Net income	$218,806	$128,687	$139,425	$152,439	$133,636

Net income per common share:
Basic	$4.52	$2.64	$2.89	$3.15	$2.76
Diluted	$4.39	$2.59	$2.83	$3.13	$2.73
Weighted average shares outstanding:
Basic	47,647,397	47,950,746	47,586,242	47,668,357	47,627,853
Diluted	49,025,684	48,927,791	48,669,027	47,963,226	48,087,760
Cash dividends declared per common share	$0.90	$1.68	$1.52	$1.36	$1.22

	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$575,615	$209,474	$350,945	$123,950	$255,530
Working capital	53,786	153,009	355,325	(106,090)	286,151
Total assets	3,505,846	2,560,830	2,453,093	2,062,328	1,783,719
Other long-term liabilities	10,228	51,068	31,434	3,475	18,228
Total stockholders’ equity	$1,311,192	$1,035,744	$1,020,305	$914,536	$890,208

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

Overview

J2 Global, Inc., together with its subsidiaries (“J2 Global”, “the Company”, “our”, “us” or “we”), is a leading provider of internet services. Through our Cloud Services business, we provide cloud-based subscription services to consumers and businesses and license our intellectual property (“IP”) to third parties. In addition, the Cloud Services business includes fax, security, privacy, data backup, email marketing and voice products. Our Digital Media business specializes in the technology, gaming, broadband, business to business, healthcare, and international markets offering content, tools and services to consumers and businesses.
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

Cloud Services Performance Metrics

The following table sets forth certain key operating metrics for our Cloud Services business for the years ended December 31, 2019, 2018 and 2017 (in thousands, except for percentages):

	Years ended December 31,
	2019	2018	2017
Subscriber revenues:
Fixed	$549,739	$488,948	$471,269
Variable	111,075	108,333	102,928
Total subscriber revenues	660,814	597,281	574,197
Other license revenues	1,021	694	4,759
Total revenues	$661,835	$597,975	$578,956
Percentage of total subscriber revenues:
Fixed	83.2%	81.9%	82.1%
Variable	16.8%	18.1%	17.9%
Total revenues:
Number-based	$388,334	$393,079	$384,929
Non-number-based	273,501	204,896	194,027
Total revenues	$661,835	$597,975	$578,956

Average monthly revenue per Cloud Business Customer (ARPU) (1)(2)	$14.54	$15.61	$15.31
Cancel rate (3)	2.4%	2.1%	2.0%

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

Digital Media Performance Metrics

The following table sets forth certain key operating metrics for our Digital Media business for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Years ended December 31,
	2019	2018	2017
Visits	7,542	7,706	5,720
Page views	29,292	31,727	23,731
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

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our security and data backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

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

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the consolidated statements of income.

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

We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying value of definite-lived intangibles and long-lived assets may not be recoverable and noted no indicators of potential impairment for the years ended December 31, 2019, 2018 and 2017.

Business Combinations and Valuation of Goodwill and Purchased Intangible Assets

We apply the acquisition method of accounting for business combinations in accordance with GAAP, which requires us to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

In the fourth quarter of 2018, there was a change to our reporting units. As a result of this change, we allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately before and after the reallocation and determined no impairment existed. Further, we completed the required impairment review for the years ended December 31, 2019, 2018 and 2017 and noted no impairment. Consequently, no impairment charges were recorded.

Contingent Consideration

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

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

Non-Income Tax Contingencies

The Company does not collect and remit sales and use, telecommunication, or similar taxes in certain jurisdictions where the Company believes that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there.

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $21.2 million reserve established for these matters which is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2019. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a materially impact on our financial results.

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

Results of Operations

Years Ended December 31, 2019, 2018 and 2017

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

The following table sets forth, for the years ended December 31, 2019, 2018 and 2017, information derived from our statements of income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2019	2018	2017
Revenues	100%	100%	100%
Cost of revenues	17	17	15
Gross profit	83	83	85
Operating expenses:
Sales and marketing	28	28	30
Research, development and engineering	4	4	4
General and administrative	31	31	29
Total operating expenses	63	63	63
Income from operations	20	20	22
Interest expense, net	5	5	6
Other expense (income), net	1	—	(2)
Income before income taxes and net loss in earnings of equity method investment	15	15	18
Income tax (benefit) expense	(1)	4	5
Net loss in earnings of equity method investment	—	—	—
Net income	16%	11%	12%

Revenues

(in thousands, except percentages)	2019	2018	2017	Percentage Change 2019 versus 2018	Percentage Change 2018 versus 2017
Revenues	$1,372,054	$1,207,295	$1,117,838	14%	8%

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

Cost of Revenues

(in thousands, except percentages)	2019	2018	2017	Percentage Change 2019 versus 2018	Percentage Change 2018 versus 2017
Cost of revenue	$237,323	$201,074	$172,313	18%	17%
As a percent of revenue	17%	17%	15%

Cost of revenues is primarily comprised of costs associated with content fees, data and voice transmission, numbers, editorial and production costs, network operations, customer service, online processing fees and software licenses for resale. The increase in cost of revenues for the year ended December 31, 2019 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2018 that resulted in additional campaign fulfillment, partner inventory, network operations and customer service costs. The increase in cost of revenues for the year ended December 31, 2018 was primarily due to an increase in costs associated with businesses acquired in and subsequent to fiscal 2017 that resulted in additional content fees.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)	2019	2018	2017	Percentage Change 2019 versus 2018	Percentage Change 2018 versus 2017
Sales and Marketing	$379,183	$338,304	$330,296	12%	2%
As a percent of revenue	28%	28%	30%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Advertising cost for the years ended December 31, 2019, 2018 and 2017 was $158.2 million (primarily consisting of $112.4 million of third-party advertising costs and $41.3 million of personnel costs), $149.7 million (primarily consisting of $100.5 million of third-party advertising costs and $40.8 million of personnel costs) and $143.3 million (primarily consisting of $95.4 million of third-party advertising costs and $41.0 million of personnel costs), respectively. The increase in sales and marketing expenses from 2018 to 2019 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2018. The increase in sales and marketing expenses from 2017 to 2018 was primarily due to increased personnel costs and advertising associated with the businesses acquired in and subsequent to fiscal 2017.

Research, Development and Engineering.

(in thousands, except percentages)	2019	2018	2017	Percentage Change 2019 versus 2018	Percentage Change 2018 versus 2017
Research, Development and Engineering	$54,396	$48,370	$46,004	12%	5%
As a percent of revenue	4%	4%	4%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs from 2018 to 2019 was primarily due to personnel costs associated with acquisitions within the Digital Media business. The increase in research, development and engineering costs from 2017 to 2018 was primarily due to personnel costs associated with acquisitions within the Cloud Service business.

General and Administrative.

(in thousands, except percentages)	2019	2018	2017	Percentage Change 2019 versus 2018	Percentage Change 2018 versus 2017
General and Administrative	$424,072	$375,267	$323,517	13%	16%
As a percent of revenue	31%	31%	29%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, changes in the fair value associated with contingent consideration, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense from 2018 to 2019 was primarily due to additional amortization of intangible assets, increased depreciation expense and personnel costs relating to acquisitions closed during 2018 and 2019. The increase in general and administrative expense from 2017 to 2018 was primarily due to additional amortization of intangible assets, increased depreciation expense and personnel costs relating to acquisitions closed during 2017 and 2018.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years ended December 31,
	2019	2018	2017
Cost of revenues	$525	$510	$500
Operating expenses:
Sales and marketing	1,547	1,798	1,723
Research, development and engineering	1,477	1,553	1,182
General and administrative	20,373	24,232	19,332
Total	$23,922	$28,093	$22,737

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to outstanding debt, partially offset by interest income earned on cash, cash equivalents and investments. Interest expense, net was $69.5 million, $62.0 million, and $67.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase from 2018 to 2019 was primarily due to increased interest expense associated with our line of credit borrowings and issuance of our 1.75% convertible senior notes in the fourth quarter 2019. The decrease from 2017 to 2018 was primarily due to decreased interest expense associated with the loss on extinguishment recognized in 2017 following the redemption of our $250 million of 8.0% senior notes recognized in 2017.

Other expense (income), net. Our other expense (income), net is generated primarily from miscellaneous items, gain or losses on currency exchange and gains or losses on investments. Other expense (income), net was $7.9 million, $4.7 million, and $(22.0) million for the years ended December 31, 2019, 2018 and 2017, respectively. The change from 2018 to 2019 was attributable to an impairment loss on equity securities and currency exchange losses. The change from 2017 to 2018 was attributable to gains earned in the prior period related to the sales of subsidiaries in our Digital Media and Cloud businesses.

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

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) of $166.2 million after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended. We estimate that all of the above-mentioned federal NOLs will be available for use before their expiration. $143.0 million of the NOLs expire through the year 2036 and $23.2 million of the NOLs carry forward indefinitely depending on the year the loss was incurred.

As of December 31, 2019 and 2018, the Company has no foreign tax credit carryovers. In addition, as of December 31, 2019 and 2018, we had available unrecognized state research and development tax credits of $3.2 million and $4.6 million, respectively, which last indefinitely.

Income tax (benefit) expense amounted to $(19.4) million, $44.8 million and $60.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our effective tax rates for 2019, 2018 and 2017 were (9.7)%, 25.2% and 30.3%, respectively.

The decrease in our annual effective income tax rate from 2018 to 2019 was primarily attributable to the following:

1.
a decrease during 2019 from an intra-entity transfer as part of the reorganization of our international operating structure resulting in recognition of $53.7 million tax benefit and corresponding deferred tax asset; and

2.	a decrease in tax expense during 2019 from an overall reduction in our net reserve for uncertain tax positions; partially offset by:

3.	a decrease in the benefit for the portion of our income being taxed in foreign jurisdictions and subject to lower tax rates than in the U.S. (relative to income from U.S. domestic operations).

The decrease in our annual effective income tax rate from 2017 to 2018 was primarily attributable to the following:

1.	a decrease during 2018 from the reduction in the U.S. federal statutory income tax rate from 35% to 21% effective on January 1, 2018; partially offset by:

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

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	United Kingdom	Canada
Statutory tax rate	12.5%	19.0%	26.5%
Effective tax rate (1)	9.8%	21.3%	27.5%
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

The net loss in earnings of equity method investment was $0.2 million, $4.1 million and zero, net of tax benefit for the years ended December 31, 2019, 2018, and 2017 respectively. During the years ended December 31, 2019, 2018, and 2017 the Company recognized management fees of $3.0 million, $4.5 million and zero, net of tax benefit, respectively.

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
Cloud Services
The following results are presented for fiscal years 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
External net sales	$661,835	$597,975	$578,956
Inter-business net sales	—	—	—
Net sales	661,835	597,975	578,956
Cost of revenues	144,270	122,154	118,746
Gross profit	517,565	475,821	460,210
Operating expenses	279,761	245,701	234,166
Operating income	$237,804	$230,120	$226,044
Net sales of $661.8 million in 2019 increased $63.9 million, or 10.7%, and net sales of $598.0 million in 2018 increased $19.0 million, or 3.3%, from the prior comparable period primarily due to business acquisitions.
Gross profit of $517.6 million in 2019 increased $41.7 million from 2018 and gross profit of $475.8 million in 2018 increased $15.6 million from 2017 primarily due to an increase in net sales from acquisitions between the periods. The gross profit as a percentage of revenues for 2019 and 2018 was consistent with the previous comparable period.
Operating expenses of $279.8 million in 2019 increased $34.1 million from 2018 primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period; and (b) an increase in marketing costs and amortization of intangible assets. Operating expenses of $245.7 million in 2018 increased $11.5 million from 2017 primarily due to (a) additional expense associated with businesses acquired in and subsequent to the prior comparable period; and (b) an allocation of certain shared Corporate operating costs.
As a result of these factors, operating earnings of $237.8 million in 2019 increased $7.7 million, or 3.3%, from 2018, and operating earnings of $230.1 million in 2018 increased $4.1 million, or 1.8%, from 2017. Our Cloud Services business consists of several services which have similar economic characteristics, including the nature of the services and their production processes, the type of customers, as well as the methods used to distribute these services.
Digital Media

The following results are presented for fiscal years 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
External net sales	$710,811	$609,314	$538,882
Inter-business net sales	(300)	60	57
Net sales	710,511	609,374	538,939
Cost of revenues	93,053	78,919	53,574
Gross profit	617,458	530,455	485,365
Operating expenses	550,834	489,019	437,297
Operating income	$66,624	$41,436	$48,068

Net sales of $710.5 million in 2019 increased $101.1 million, or 16.6%, and net sales of $609.4 million in 2018 increased $70.4 million, or 13.1%, from the prior comparable period primarily due to business acquisitions subsequent to the prior comparable periods.

Gross profit of $617.5 million in 2019 increased $87.0 million and gross profit of $530.5 million in 2018 increased $45.1 million from the prior comparable periods primarily due to an increase in net sales between the periods. Gross profit as a percentage of revenues in 2019 and 2018 was consistent with the previous comparable period. Gross profit as a percentage of revenues in 2018 and 2017 was lower than the prior comparable period due to additional content fees; partially offset by a decrease in campaign fulfillment costs.

Operating expenses of $550.8 million in 2019 increased $61.8 million from the prior comparable period primarily due to (a) additional expense associated with businesses acquired in and subsequent to 2018 comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs. Operating expenses of $489.0 million in 2018 increased $51.7 million from the prior comparable period primarily due to (a) additional expense associated with businesses acquired in and subsequent to 2017 comprised primarily of salary and related costs, marketing costs, changes in fair value of contingent consideration and amortization of intangible assets; and (b) an allocation of certain shared Corporate operating costs.

As a result of these factors, operating income of $66.6 million in 2019 increased $25.2 million, or 60.8%, from 2018, and operating income of $41.4 million in 2018 decreased $6.6 million, or 13.8%, from 2017.

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

At December 31, 2019, we had cash, cash equivalents, and investments of $675.7 million compared to $293.3 million at December 31, 2018. The increase in cash, cash equivalents, and investments resulted primarily from the proceeds from the issuance of $550.0 million in aggregate principal amount of 1.75% Convertible Notes in the fourth quarter 2019, cash provided from operations, and distribution from an equity method investment; partially offset by business acquisitions, dividends paid, repurchase of common stock, purchases of property and equipment and investments. At December 31, 2019, cash, cash equivalents, and investments consisted of cash and cash equivalents of $575.6 million and long-term investments of $100.1 million. Our investments consist of equity and debt securities. For financial statement presentation, we classify our debt securities primarily as short- and long-term based upon their maturity dates. Short-term investments mature within one year of the date of the financial statements and long-term investments mature one year or more from the date of the financial statements. As of December 31, 2019 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $604.7 million and $71.0 million, respectively. As of December 31, 2018 cash, cash equivalents, and investments held within domestic and foreign jurisdictions were $177.3 million and $116.0 million, respectively.

The Company’s Board of Directors approved two quarterly cash dividends during the year ended December 31, 2019, totaling $0.900 per share of common stock. Future dividends are subject to Board approval. However, based on the significant number of current investment opportunities within the Company’s portfolio of businesses and the historic returns from prior investments, the Board of Directors suspended dividend payments for the foreseeable future after the June 4, 2019 payment.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August, the Lenders provided J2 Cloud Services with a credit facility of $200.0 million (the “MUFG Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the MUFG Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of December 31, 2019, zero was outstanding under the MUFG Credit Facility.

On November 15, 2019, the Company issued $550.0 million aggregate principal amount of 1.75% Convertible Notes and received net proceeds of $537.1 million in cash, net of initial purchasers’ discounts, commissions and other debt issuance costs. The net proceeds were used pay off all amounts outstanding under the MUFG Credit Facility. The Company expects to use the remainder of the net proceeds for general corporate purposes including acquisitions.

On June 10, 2014, J2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”). During the fourth quarter of 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes are convertible at the option of the holder during the quarter beginning January 1, 2020 and ending March 31, 2020. Since the Company currently intends to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes is classified within current liabilities on the consolidated balance sheet as of December 31, 2019.

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

During 2019, the Company received capital call notices from the management of OCV Management, LLC for $29.6 million, inclusive of certain management fees, of which $29.6 million has been paid for the year ended December 31, 2019. During 2019, the Company received a distribution from OCV of $10.3 million. During 2018, the Company received capital call notices from the management of OCV Management, LLC for $36.8 million inclusive of certain management fees, of which $36.8 million has been paid for the year ended December 31, 2018.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $412.5 million, $401.3 million and $264.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and interest payments associated with our debt. The increase in our net cash provided by operating activities in 2019 compared to 2018 was primarily attributable to an increase in accounts payable and accrued expenses due to the timing of payments; partially offset by an increase in accounts receivable, prepaid expenses and other current assets, higher tax payments, lower uncertain tax positions and reduced deferred revenue. The increase in our net cash provided by operating activities in 2018 compared to 2017 was primarily attributable to an increase in deferred income tax balances; partially offset by a decrease in income tax payable. In addition, the increase in our net cash provided by operating activities was due to a decrease in accounts receivable, an increase in depreciation and amortization, changes in the fair value of contingent consideration and an increase in deferred revenue. Our prepaid tax payments were $3.7 million and zero at December 31, 2019 and 2018, respectively. Our cash and cash equivalents and short-term investments were $575.6 million, $209.5 million and $350.9 million at December 31, 2019, 2018 and 2017, respectively.

Net cash used in investing activities was $505.3 million, $406.6 million and $158.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used in investing activities in 2019 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and the purchase of investments; partially offset by the distribution from an equity method investment. Net cash used in investing activities in 2018 was primarily attributable to business acquisitions, capital expenditures associated with the purchase of property and equipment and purchases of equity method investments.

Net cash provided by (used in) financing activities was $456.7 million, $(131.4) million and $111.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash provided by financing activities in 2019 was primarily attributable to net proceeds from the issuance of 1.75% Convertible Notes, proceeds from the line of credit and exercise of stock options; partially offset by payment of the line of credit, dividends paid, repurchase of stock, business acquisitions and repayment of note payable. Net cash used in financing activities in 2018 was primarily attributable to dividends paid, repurchase of common stock and business acquisitions. Net cash provided by financing activities in 2017 was primarily attributable to proceeds from the issuance of long-term debt, additional borrowings under our line of credit and exercise of stock options; partially offset by the repayment in full of the line of credit and other debt, dividends paid, repurchases of stock and business acquisitions.

Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of our common stock through February 20, 2013 which was subsequently extended through February 20, 2021 (see Note 22 - Subsequent Events of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference). During the year ended December 31, 2019 and 2018, we repurchased 197,870 and 600,000 shares under this program, respectively. Cumulatively at December 31, 2019, 2.9 million shares were repurchased at an aggregate cost of $117.1 million (including an immaterial amount of commission fees).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$402,500	$—	$1,200,000	$1,602,500
Long-term debt - interest (b)	61,303	103,791	97,250	58,250	320,594
Operating leases (c)	28,517	52,835	33,739	34,195	149,286
Finance leases (d)	1,664	679	—	—	2,343
Telecom services and co-location facilities (e)	3,282	2,450	—	—	5,732
Short-term note payable (f)	400	—	—	—	400
Holdback payment (g)	5,835	—	—	—	5,835
Contingent consideration (h)	35,066	—	—	—	35,066
Transition tax (i)	—	—	—	11,675	11,675
Self-Insurance (j)	12,330	186	—	—	12,516
Other (k)	1,443	1,211	—	—	2,654
Total	$149,840	$563,652	$130,989	$1,304,120	$2,148,601

(a)	These amounts represent principal on long-term debt.

(b)	These amounts represent interest on long-term debt.

(c)
These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases and includes renewal options the Company has determined to be reasonably assured to exercise.

(d)	These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.

(e)	These amounts represent service commitments to various telecommunication providers.

(f)	These amounts represent short-term note payable.

(g)	These amounts represent the holdback amounts in connection with certain business acquisitions.

(h)	These amounts represent the contingent earn-out liabilities in connection with certain business acquisitions.

(i)	These amounts represent commitments related to the transition tax on unrepatriated foreign earnings reduced by the 2017 overpayment of US Federal Income Tax.

(j)	These amounts represent health and dental insurance plans in connection to self-insurance.

(k)	These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2019, our liability for uncertain tax positions was $52.5 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. J2 Global undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2020.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objectives of our investment activities are to preserve our principal while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and investments in a mix of instruments that meet high credit quality standards, as specified in our investment policy or otherwise approved by the Board of Directors. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2019, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2019, we had investments in debt securities with effective maturities greater than one year of approximately $22.7 million. As of December 31, 2019 and December 31, 2018, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $575.6 million and $209.5 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement with certain lenders from time to time party thereto and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders. Pursuant to the Credit Agreement, as amended in July and August, the Lenders provided J2 Cloud Services with the MUFG Credit Facility of $200.0 million through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the MUFG Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of December 31, 2019, zero was outstanding under the MUFG Credit Facility.

At J2 Cloud’s option, amounts borrowed under the Credit Agreement will bear interest at either (i) a base rate equal to the greatest of (x) the Federal Funds Effective Rate (as defined in the Credit Agreement) in effect on such day plus 1/2 of 1% per annum, (y) the rate of interest per annum most recently announced by the Agent as its U.S. Dollar “Reference Rate” and (z) one month LIBOR plus 1.00% or (ii) a rate per annum equal to LIBOR divided by 1.00 minus the LIBOR Reserve Requirements (as defined in the Credit Agreement), in each case, plus an applicable margin. The applicable margin relating to any base rate loan will range from 0.50% to 1.50% and the applicable margin relating to any LIBOR loan will range from 1.50% to 2.50%, in each case, depending on the total leverage ratio of J2 Cloud. The final maturity of the MUFG Credit Facility will occur on January 7, 2024. J2 Cloud is permitted to make voluntary prepayments of the MUFG Credit Facility at any time without payment of a premium or penalty.

If the LIBOR-based interest rates or Federal Funds Effective Rate would have increased by 100 basis points, annual interest expense would have increased by zero as it relates to our MUFG Credit Facility that bears variable market interest rates due to the fact there are no amounts outstanding under such facility at December 31, 2019.

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

For the years ended December 31, 2019, 2018 and 2017, foreign exchange losses amounted to $4.0 million, $2.3 million and $5.8 million, respectively. The increase in losses to our earnings in the current period were primarily attributable to increased inter-company balances between the periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar. Foreign exchange losses were not material to our earnings in 2019, 2018 and 2017, respectively.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2019, 2018 and 2017, was $(1.6) million, $(15.5) million, and $25.6 million respectively.

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

Shareholders and Board of Directors
J2 Global, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J2 Global, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020, expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases and Revenue

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company changed its method for accounting for leases as a result of the adoption of Accounting Standards Codification (“ASC”) 842, Leases effective January 1, 2019 under the modified retrospective approach.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method for accounting for revenue from contracts with customers effective January 1, 2018 as a result of adopting ASC 606, Revenue from Contract with Customers. The Company adopted this new revenue standard using a modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed acquisitions for the aggregate purchase consideration of approximately $429.5 million during the year ended December 31, 2019. Certain of these acquisitions included a significant amount of identified intangible assets and goodwill, specifically (i) iContact, LLC, (ii) Highwinds Capital, Inc. and Cloak Holdings, LLC, (iii) BabyCenter LLC, and (iv) Spiceworks, Inc. Management was required to determine fair values of the identifiable assets and liabilities at the acquisition date.

We identified management’s judgments used to determine the fair value of identifiable intangible assets related to certain acquisitions as a critical audit matter. The Company’s determination of fair values of certain identifiable intangible assets is complex and included management’s judgments over significant unobservable inputs and assumptions utilized including revenue growth rates, gross margins, royalty rates, discount rates and terminal growth rate assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the design and testing operating effectiveness of certain controls over the development of significant assumptions used to determine the fair values of certain identifiable intangible assets, and controls over the selection of the valuation models used by management.

•
Assessing the reasonableness of significant unobservable inputs and assumptions used by management through: (i) assessing cash flow projections used against prior acquisitions of similar businesses, (ii) evaluating historical performance of the target entity, (iii) performing sensitivity analysis and evaluating potential effect of changes in certain assumptions to evaluate the effect of changes in assumptions on the fair value calculation.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing cash flow projections used against guideline companies, (ii) assessing the appropriateness of valuation models used, and (iii) evaluating the reasonableness of certain significant assumptions incorporated into the various valuation models, including royalty rates, discount rates and terminal growth rate assumptions and comparing the resulting value to management’s calculations for reasonableness.

Accounting for Income Taxes

As described in Note 13 to the consolidated financial statements, total tax benefit for the year ended December 31, 2019 was $19.4 million and the net deferred income tax liability balance as of December 31, 2019 was $47.5 million. The Company is a U.S. based multinational entity subject to taxes in the U.S. and multiple foreign jurisdictions. The provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules.

We identified the accounting for income taxes as a critical audit matter. The Company’s tax provision included the following areas of complexity: (i) the global legal structure, (ii) the pervasive impact of the Tax Cuts and Jobs Act and the application of the resulting tax law given the uncertainty over the interpretation of certain provisions as proposed for which there is a significant amount of pending guidance and a limited body of precedence, and (iii) the tax impact associated with significant acquisitions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skillsets and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Agreeing certain amounts used in the consolidated income tax provision calculation to the accounting records and to the related disclosures.

•	Utilizing domestic and international tax specialists to assist in the following procedures:

◦	Evaluating the appropriateness and consistency of management’s methods and estimates used to calculate the consolidated income tax provision.

◦
Evaluating management’s judgments, assumptions and documentation, including relevant accounting policies and information obtained by management from third-party tax specialists, pertaining to certain complex and material components of the consolidated income tax provision.

◦
Evaluating the appropriateness of management’s application of new and updated regulatory and legislative guidance in the U.S., Canada and the United Kingdom, as well as the reasonableness of management’s interpretation and application of new tax provisions in the U.S. for which there is pending guidance and a limited body of precedence.

◦
Testing mathematical accuracy and computation of the consolidated income tax provision by re-performing or independently calculating significant portions of the consolidated tax provision and reviewing relevant source documents supporting deferred tax assets and liabilities. Agreeing material portions of the consolidated income tax provision to the trial balances, relevant source documents and applicable enacted U.S. and non-U.S. jurisdictional tax rates.

◦
Assessing the reasonableness of management’s judgments used and testing the computation of the income tax provision at the acquisition date for significant acquisitions by reviewing relevant source documents supporting deferred tax assets and liabilities and re-performing or independently calculating the significant portions of the acquirees’ tax provisions. Agreeing material portions of the acquirees’ tax provisions to the trial balances as of the acquisition date, and relevant source documents, including the valuations used for the purchase price allocation and the applicable tax rates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
March 2, 2020

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands, except share amounts)

	2019	2018
ASSETS
Cash and cash equivalents	$575,615	$209,474
Accounts receivable, net of allowances of $12,701 and $10,422, respectively	261,928	221,615
Prepaid expenses and other current assets	49,347	29,242
Total current assets	886,890	460,331
Long-term investments	100,079	83,828
Property and equipment, net	127,817	98,813
Operating lease right-of-use assets	125,822	—
Trade names, net	138,029	142,888
Customer relationships, net	238,502	191,208
Goodwill	1,633,033	1,380,376
Other purchased intangibles, net	180,022	192,372
Deferred income taxes, noncurrent	59,976	—
Other assets	15,676	11,014
TOTAL ASSETS	$3,505,846	$2,560,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$238,059	$166,521
Income taxes payable, current	17,758	12,915
Deferred revenue, current	162,855	127,568
Operating lease liabilities, current	26,927	—
Current portion of long-term debt	385,532	—
Other current liabilities	1,973	318
Total current liabilities	833,104	307,322
Long-term debt	1,062,929	1,013,129
Deferred revenue, noncurrent	12,744	13,200
Operating lease liabilities, noncurrent	104,070	—
Income taxes payable, noncurrent	11,675	11,675
Liability for uncertain tax positions	52,451	59,644
Deferred income taxes, noncurrent	107,453	69,048
Other long-term liabilities	10,228	51,068
TOTAL LIABILITIES	2,194,654	1,525,086
Commitments and contingencies	—	—
Preferred stock - Series A, $0.01 par value. Authorized 6,000 at December 31, 2019 and 2018, respectively; total issued and outstanding is zero and zero at December 31, 2019 and 2018, respectively.	—	—
Preferred stock - Series B, $0.01 par value. Authorized 20,000 at December 31, 2019 and 2018, respectively; total issued and outstanding is zero and zero at December 31, 2019 and 2018, respectively.	—	—
Common stock, $0.01 par value. Authorized 95,000,000 at December 31, 2019 and 2018; total issued 47,654,929 and 48,082,800 shares at December 31, 2019 and 2018, respectively; total outstanding 47,654,929 and 47,482,800 shares at December 31, 2019 and 2018, respectively.	476	481
Additional paid-in capital	465,652	354,210
Treasury stock, at cost (zero and 600,000 shares, respectively, at December 31, 2019 and 2018, respectively).	—	(42,543)
Retained earnings	891,526	769,575
Accumulated other comprehensive loss	(46,462)	(45,979)
TOTAL STOCKHOLDERS’ EQUITY	1,311,192	1,035,744
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,505,846	$2,560,830
See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share and per share data)

	2019	2018	2017
Total revenues	$1,372,054	$1,207,295	$1,117,838

Cost of revenues (1)	237,323	201,074	172,313
Gross profit	1,134,731	1,006,221	945,525
Operating expenses:
Sales and marketing (1)	379,183	338,304	330,296
Research, development and engineering (1)	54,396	48,370	46,004
General and administrative (1)	424,072	375,267	323,517
Total operating expenses	857,651	761,941	699,817
Income from operations	277,080	244,280	245,708
Interest expense, net	69,546	61,987	67,777
Other expense (income), net	7,936	4,706	(22,035)
Income before income taxes and net loss in earnings of equity method investment	199,598	177,587	199,966
Income tax (benefit) expense	(19,376)	44,760	60,541
Net loss in earnings of equity method investment	168	4,140	—
Net income	$218,806	$128,687	$139,425

Net income per common share:
Basic	$4.52	$2.64	$2.89
Diluted	$4.39	$2.59	$2.83
Weighted average shares outstanding:
Basic	47,647,397	47,950,746	47,586,242
Diluted	49,025,684	48,927,791	48,669,027
Cash dividends paid per common share	$0.90	$1.68	$1.52

(1) Includes share-based compensation expense as follows:
Cost of revenues	$525	$510	$500
Sales and marketing	1,547	1,798	1,723
Research, development and engineering	1,477	1,553	1,182
General and administrative	20,373	24,232	19,332
Total	$23,922	$28,093	$22,737

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	2019	2018	2017

Net income	$218,806	$128,687	$139,425
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,626)	(15,471)	25,559
Change in fair value on available-for-sale investments, net of tax expense (benefit) of $149, ($460) and zero for the years ended 2019, 2018 and 2017, respectively	1,143	(1,418)	—
Other comprehensive (loss) income, net of tax	(483)	(16,889)	25,559
Comprehensive income	$218,323	$111,798	$164,984

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
 (In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$218,806	$128,687	$139,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232,032	187,174	162,041
Amortization of financing costs and discounts	14,038	11,385	11,952
Amortization of operating lease assets	21,419	—	—
Share-based compensation	23,922	28,093	22,737
Provision for doubtful accounts	13,134	17,338	13,159
Deferred income taxes, net	(63,444)	25,050	(21,432)
Loss on extinguishment of debt and related interest expense	—	—	7,962
Gain on sale of businesses	—	—	(27,681)
Changes in fair value of contingent consideration	6,318	18,944	2,300
Loss on equity method investments	139	10,506	—
Impairment loss on equity securities	4,164	—	—
Decrease (increase) in:
Accounts receivable	(30,680)	4,034	(37,546)
Prepaid expenses and other current assets	(8,685)	2,211	4,001
Other assets	(4,083)	2,391	(2,712)
Increase (decrease) in:
Accounts payable and accrued expenses	(770)	(35,220)	(34,116)
Income taxes payable	(1,738)	(29,042)	14,888
Deferred revenue	6,844	11,991	941
Operating lease liabilities	(20,240)	—	—
Liability for uncertain tax positions	(453)	7,694	4,936
Other long-term liabilities	1,816	10,089	3,564
Net cash provided by operating activities	412,539	401,325	264,419
Cash flows from investing activities:
Distribution from equity method investment	10,288	—	—
Purchases of equity method investment	(29,584)	(36,635)	—
Purchases of available-for-sale investments	—	(500)	(4)
Purchases of property and equipment	(70,588)	(56,379)	(39,595)
Acquisition of businesses, net of cash received	(415,343)	(312,430)	(174,951)
Proceeds from sale of businesses, net of cash divested	—	—	58,300
Purchases of intangible assets	(46)	(669)	(2,240)
Net cash used in investing activities	(505,273)	(406,613)	(158,490)
Cash flows from financing activities:
Issuance of long-term debt	550,000	—	650,000
Debt issuance cost	(12,862)	—	(13,515)
Payment of debt	(5,100)	(2,204)	(255,000)
Proceeds from line of credit	185,000	—	44,981
Repayment of line of credit	(185,000)	—	(225,000)
Repurchase of common stock	(20,803)	(47,102)	(9,850)
Issuance of common stock under employee stock purchase plan	4,512	2,084	259
Exercise of stock options	5,274	1,540	1,108
Dividends paid	(43,533)	(81,679)	(73,469)
Deferred payments for acquisitions	(18,876)	(3,558)	(7,637)
Other	(1,917)	(443)	(54)
Net cash provided by (used in) financing activities	456,695	(131,362)	111,823
Effect of exchange rate changes on cash and cash equivalents	2,180	(4,821)	9,243
Net change in cash and cash equivalents	366,141	(141,471)	226,995
Cash and cash equivalents at beginning of year	209,474	350,945	123,950
Cash and cash equivalents at end of year	$575,615	$209,474	$350,945
See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except share amounts)

							Accumulated
	Common stock		Additional paid-in	Treasury stock		Retained	other comprehensive	Total Stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income/(loss)	Equity
Balance, January 1, 2017	47,443,716	$474	$308,329	—	$—	$660,382	$(54,649)	$914,536
Net income	—	—	—	—	—	139,425	—	139,425
Other comprehensive income, net of tax expense of zero	—	—	—	—	—	—	25,559	25,559
Dividends	—	—	—	—	—	(73,469)	—	(73,469)
Exercise of stock options	38,183	1	1,107	—	—	—	—	1,108
Issuance of shares under Employee Stock Purchase Plan	3,283	—	259	—	—	—	—	259
Vested restricted stock	397,781	4	(4)	—	—	—	—	—
Repurchase and retirement of common stock	(117,076)	(1)	(6,441)	—	—	(3,408)	—	(9,850)
Exchange of Series B preferred stock	88,623	1	(1)	—	—	—	—	—
Share based compensation	—	—	22,605	—	—	132	—	22,737
Balance, December 31, 2017	47,854,510	$479	$325,854	—	$—	$723,062	$(29,090)	$1,020,305
Cumulative effect of change in accounting principle	—	—	—	—	—	1,599	—	1,599
Net income	—	—	—	—	—	128,687	—	128,687
Other comprehensive income, net of tax benefit $460	—	—	—	—	—	—	(16,889)	(16,889)
Dividends	—	—	—	—	—	(82,573)	—	(82,573)
Exercise of stock options	67,898	1	1,539	—	—	—	—	1,540
Issuance of shares under Employee Stock Purchase Plan	33,262	—	2,084	—	—	—	—	2,084
Vested restricted stock	169,512	2	(2)	—	—	—	—	—
Repurchase and retirement of common stock	(52,912)	(1)	(3,230)	—	—	(1,328)	—	(4,559)
Exchange of Series B preferred stock	10,530	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	(600,000)	(42,543)	—	—	(42,543)
Share based compensation	—	—	27,965	—	—	128	—	28,093
Balance, December 31, 2018	48,082,800	$481	$354,210	(600,000)	$(42,543)	$769,575	$(45,979)	$1,035,744
Net income	—	—	—	—	—	218,806	—	218,806
Other comprehensive income, net of tax expense $149	—	—	—	—	—	—	(483)	(483)
Dividends	—	—	—	—	—	(43,918)	—	(43,918)
Exercise of stock options	189,436	2	5,272	—	—	—	—	5,274
Issuance of shares under Employee Stock Purchase Plan	66,413	1	4,511	—	—	—	—	4,512
Equity portion of 1.75% convertible debt	—	—	88,138	—	—	—	—	88,138
Vested restricted stock	185,227	1	(1)	—	—	—	—	—
Repurchase and retirement of common stock	(71,077)	(1)	(4,462)	—	—	(359)	—	(4,822)
Repurchase of shares	—	—	—	(197,870)	(15,981)	—	—	(15,981)
Retirement of treasury stock	(797,870)	(8)	(5,872)	797,870	58,524	(52,644)	—	—
Share based compensation	—	—	23,856	—	—	66	—	23,922
Balance, December 31, 2019	47,654,929	$476	$465,652	—	$—	$891,526	$(46,462)	$1,311,192

See Notes to Consolidated Financial Statements

J2 GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about investment classifications and the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, valuation and impairment of investments, its assessment of ownership interests as variable interest entities and the related determination of consolidation, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”)

Prior to the transition to ASC 606 on January 1, 2018, J2 Global recognized revenue when persuasive evidence of an arrangement existed, services have been provided, the sales price was fixed and determinable and collection was probable.

Principal vs. Agent

The Company determined whether revenue should have been reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company was acting as the principal in a transaction, the Company reported revenue on a gross basis. If the Company was acting as an agent in a transaction, the Company reported revenue on a net basis. In determining whether the Company acted as the principal or an agent, the Company followed the accounting guidance under Topic 605 for principal-agent considerations and placed the most weight on three factors: whether or not the Company (i) was the primary obligor in the arrangement, (ii) had latitude in determining pricing and (iii) bore credit risk.

ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”, “ASC 606” or the “new revenue standard”)

Following the transition to ASC 606, J2 Global recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

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

As of December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, interest receivable, accounts payable, accrued expenses, interest payable, customer deposits and long-term debt are reflected in the financial statements at cost. With the exception of certain investments and long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to J2 Global.

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

The Company has concluded that, as a limited partner, although the obligations to absorb losses or benefit from the gains is not insignificant, the Company does not have “power” over OCV because it does not have the ability to direct the significant decisions which impact the economics of OCV. J2 believes that the OCV general partner, as a single decision maker, holds the ability to make the decisions about the activities that most significantly impact the OCV Fund’s economic performance. As a result, the Company has concluded that it will not consolidate OCV, as it is not the primary beneficiary of the OCV Fund, and will account for this investment under the equity-method of accounting (see Note 5 - Investments).

OCV qualifies as an investment company under ASC 946 - Financial Services, Investment Companies (“ASC 946”). Under ASC Topic 323, Investments - Equity Method and Joint Ventures, an investor that holds investments that qualify for specialized industry accounting for investment companies in accordance with ASC 946 should record its share of the earnings or losses, realized or unrealized, as reported by its equity method investees in the consolidated statements of income.

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

J2 Global capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs and discounts as a reduction to the debt amount. These costs and discounts are amortized and included in interest expense over the life of the borrowing using the effective interest method. Debt issuance costs associated with entering into a $200.0 million credit facility (the “MUFG Credit Facility”) with MUFG Union Bank (see Note 10 - Long-Term Debt), a credit facility that was subsequently reduced to $100.0 million, are recorded on the consolidated balance sheets as an asset and amortized and included in interest expense over the contractual term of the credit agreement.

(j)	Derivative Instruments

J2 Global currently holds an embedded derivative instrument related to contingent interest in connection with its 3.25% Convertible Notes issued on June 10, 2014. This embedded derivative instrument is carried at fair value with changes recorded to interest expense (see Note 7 - Fair Value Measurements).

(k)	Concentration of Credit Risk

All of the Company’s cash, cash equivalents and marketable securities are invested at major financial institutions primarily within the United States, United Kingdom and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. The Company’s investment policy also requires that investments in marketable securities be in only highly rated instruments, with limitations on investing in securities of any single issuer. However, these investments are not insured against the possibility of a total or near complete loss of earnings or principal and are inherently subject to the credit risk related to the continued credit worthiness of the underlying issuer and general credit market risks. At December 31, 2019, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States and United Kingdom, however, the Company has accounts within several other countries including Australia, Austria, China, Denmark, France, Germany, Italy, Japan, New Zealand, Netherlands, Norway, and Sweden.

(l)	Foreign Currency

Some of J2 Global’s foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive income/(loss). Net translation (loss)/gain was $(1.6) million, $(15.5) million and $25.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Realized gains and losses from foreign currency transactions are recognized within other expense (income), net. Foreign exchange losses amounted to $4.0 million, $2.3 million and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(m)	Property and Equipment

Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years.

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

J2 Global assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in fiscal year 2019, 2018 or 2017.

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

(o)	Business Combinations and Valuation of Goodwill and Intangible Assets

J2 Global applies the acquisition method of accounting for business combinations in accordance with GAAP, which requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. J2 Global uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years. In accordance with FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if J2 Global believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In accordance with ASC 350, the Company performed the annual impairment test for goodwill for fiscal year 2019 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. In addition, it performed a quantitative assessment for its data backup reporting unit for which no impairment was found. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2019 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. J2 Global concluded that there were no impairments in 2019, 2018 and 2017.

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

J2 Global accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, J2 Global measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, J2 Global may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of our employees.

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

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 was $158.2 million, $149.7 million and $143.3 million, respectively.

(x)	Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU and all the related amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is meant to clarify the guidance in ASU No. 2016-02, Leases. This ASU does not change the core principle of the guidance in Topic 842. Instead, the amendments provide clarifying guidance in a few narrow areas. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides another transition method for entities who have not yet adopted the new leasing standard by allowing entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, this ASU provides a practical expedient to lessors to not separate nonlease components from the associated lease components similar to the expedient that is afforded to lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This ASU amends guidance related to sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components. The ASU provides for an accounting policy election for lessors similar to that provided in ASU 2016-12; it clarifies that costs excluded from the consideration in a contract that are paid directly to a third party by a lessor and reimbursed by the lessee are lessor costs to be accounted for as vendor payments; requires lessors to exclude from variable payments and, thus from lease revenue, lessor costs paid by a lessee directly to a third party; and clarifies the accounting by lessors for variable payments that relate to both a lease component and a nonlease component. The Company has adopted the new lease standard and related amendments in the first quarter of 2019 using the optional transition method. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840 (see Note 11 - Leases).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements. In addition, the amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842: Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. The amendments in this ASU further clarify certain aspects of ASU No. 2016-13. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU provide transition relief for ASU No. 2016-13 by providing an option to irrevocably elect the fair value option for certain financial assets measured at an amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU clarifies the effective dates of each related standards update and staggers such dates among filers and other types of entities. Also in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies or addresses certain aspects of Update 2016-13. Specifically, it addresses (1) expected recoveries for purchased financial assets with credit deterioration; (2) transition relief for troubled debt restructuring; (3) disclosures related to accrued interest variables; (4) financial assets secured by collateral maintenance provisions; and (6) conforming Amendment to Subtopic 805-20. Each of the ASUs previously mentioned are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects to adopt these ASUs January 1, 2020 using the modified retrospective method and does not expect the adoption to have a material impact on its financial statements and related disclosures. The Company continues to review the analysis performed to determine the effects of adoption and believes the most significant change relates to its available-for-sale debt securities.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. federal tax legislation, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Tax Act is recognized. The Company has adopted this ASU in the first quarter of 2019 and has determined that there is no impact on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has adopted this ASU on a prospective basis in the first quarter of 2019 and has determined there to be no impact on its financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU clarify certain aspects of the guidance related to: reporting comprehensive income, debt modification and extinguishment, income taxes related to stock compensation, income taxes related to business combinations, derivatives and hedging, fair value measurements, brokers and dealers liabilities, and plan accounting. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this ASU on a modified-retrospective basis in the first quarter of 2019 and has determined there to be no impact on its financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software). The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service to (1) determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense; (2) expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (3) apply the existing impairment guidance to the capitalized implementation costs as if the costs were long-lived assets; (4) present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting arrangements; and (5) present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted this ASU on a prospective basis in the fourth quarter of 2019 and has determined there to not be a material impact on its financial statements. The Company has hosting arrangements that are service contracts related to the implementation of various internally-used software solutions. The deferred implementation costs are classified as other assets on the consolidated balance sheet and the amortization is classified as general and administrative expenses on the consolidated statement of income.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321,

Topic 323, and Topic 815. The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options under Topic 815. This ASU identifies two main areas for improvement (1) accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and (2) scope considerations for forward contracts and purchased options on certain securities. The amendment states, as it is related to the first area of improvement, that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment also states, as it is related to forward contracts and purchased options on certain securities, an entity should consider certain criteria to determine the accounting for those forward contracts and purchased options. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

(y)	Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2019 presentation.

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

Along with our numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through our security and data backup lines of business. These third-party solutions, along with our proprietary products, allow the Company to offer customers a variety of solutions to better meet their needs. The Company records revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

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

The Company adopted ASU 2014-09 and its related standard updates in January 2018 using a modified-retrospective approach with the cumulative effect of initially applying the standard recognized at the date of application in retained earnings. The change in accounting principle in the first quarter of 2018 resulted in an adjustment to the Company’s retained earnings of $1.6 million (see consolidated statements of stockholders’ equity).

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
Digital Media	2019	2018	2017
Advertising	$515,702	$468,325	$455,647
Subscription	185,559	138,689	70,794
Other	9,250	2,360	12,498
Total Digital Media revenues	$710,511	$609,374	$538,939

Cloud Services
Subscription	$660,814	$597,281	$574,197
Other	1,021	694	4,759
Total Cloud Services revenues	$661,835	$597,975	$578,956

Corporate	$8	$6	$—
Elimination of inter-business revenues	(300)	(60)	(57)
Total Revenues	$1,372,054	$1,207,295	$1,117,838

Timing of revenue recognition
Point in time	$32,983	$4,752	$22,559
Over time	1,339,071	1,202,543	1,095,279
Total	$1,372,054	$1,207,295	$1,117,838

The Company has recorded $122.7 million and $80.0 million of revenue for the years ended December 31, 2019 and 2018, respectively, which was previously included in the contract liability balance as of the beginning of each respective year.

As of December 31, 2019, the Company acquired $28.0 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

The Company completed the following acquisitions during the year ended December 31, 2019, paying the purchase price with a combination of cash and note payable: (a) an asset purchase of iContact, LLC, acquired on January 22, 2019, a North Carolina-based provider of email marketing solutions; (b) a share purchase of the entire issued capital of Safe Send AS, acquired on March 29, 2019, a Norwegian-based provider of email security solutions; (c) a share purchase of the entire issued capital of Highwinds Capital, Inc. and Cloak Holdings, LLC, acquired on April 2, 2019, a Texas-based provider in solutions for virtual private network (“VPN”) services; (d) an asset purchase of OffsiteDataSync, Inc., acquired on July 1, 2019, a New York-based provider in backup and disaster recovery solutions; (e) an asset and a share purchase of the entire issued capital of BabyCenter LLC., acquired on August 19, 2019, a California-based provider in digital parenting and pregnancy resources; (f) a share purchase of the entire issued capital of Spiceworks, Inc., acquired on August 21, 2019, a Texas-based provider in digital media advertising solutions; and (g) other immaterial acquisitions of online data backup, consumer privacy and protection, and digital media businesses.

The consolidated statement of income since the date of each acquisition and balance sheet as of December 31, 2019, reflect the results of operations of all 2019 acquisitions. For the year ended December 31, 2019, these acquisitions contributed $126.3 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $429.5 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for all 2019 acquisitions (in thousands):

Assets and Liabilities	Valuation

Accounts receivable	$22,796
Prepaid expenses and other current assets	4,528
Property and equipment	4,625
Operating lease right of use asset	4,982
Trade names	10,773
Customer relationships	123,611
Goodwill	253,096
Trademarks	32,540
Other intangibles	48,446
Other long-term assets	660
Accounts payables and accrued expenses	(31,292)
Other current liabilities	(516)
Deferred revenue	(27,953)
Operating lease liabilities, current	(1,768)
Operating lease liabilities, noncurrent	(3,215)
Income taxes payable	(762)
Liability for uncertain tax positions	(170)
Deferred tax liability	(10,229)
Other long-term liabilities	(635)
Total	$429,517

During 2019, the purchase price accounting has been finalized for the following acquisitions: (i) Mosaik Solutions, LLC; (ii) DemandShore Solutions Private Limited; (iii) DW PRIME Holdings, Inc.; (iv) The Communicator Corporation Limited; (v) Ekahau Inc.; (vi) iContact, LLC; (vii) Safe Send AS; and (viii) other immaterial backup and digital media businesses. The initial accounting for all other 2019 acquisitions is incomplete and subject to change, which may be significant. J2 Global has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the year ended December 31, 2019, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Fax and Martech business which resulted in a net increase in goodwill of $0.2 million. In addition, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill of $0.9 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with these acquisitions during the year ended December 31, 2019 is $253.1 million, of which $95.1 million is expected to be deductible for income tax purposes.

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

The supplemental information on an unaudited pro forma financial basis presents the combined results of J2 Global and its 2019 acquisitions as if each acquisition had occurred on January 1, 2018 (in thousands, except per share amounts):

	Year ended
	December 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
Revenues	$1,474,132	$1,427,914
Net income	$211,303	$104,710
EPS - Basic	$4.36	$2.15
EPS - Diluted	$4.24	$2.11

2018

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

The following table summarizes the allocation of the purchase consideration for all 2018 acquisitions (in thousands):

Assets and Liabilities	Valuation

Cash (1)	$15,532
Accounts receivable	11,321
Prepaid expenses and other current assets	3,480
Property and equipment	4,755
Trade names	33,750
Customer relationships	66,516
Goodwill	194,282
Trademarks	3,285
Other intangibles	84,907
Other long-term assets	341
Deferred tax asset	821
Accounts payables and accrued expenses	(10,864)
Deferred revenue	(37,113)
Finance lease	(956)
Income taxes payable	(1,458)
Deferred tax liability	(22,990)
Other long-term liabilities	(5,410)
Total	$340,199

(1) Cash contains an immaterial amount of restricted cash associated with a pre-acquisition relationship with a vendor. The entire balance has been released during the third quarter of 2018.

During the year ended December 31, 2018, the Company recorded adjustments to prior period acquisitions due to the finalization of the purchase accounting in the Voice, Backup, Security and CPP business (CPP established in 2019) which resulted in a net decrease in goodwill of $1.0 million. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net increase in goodwill of $0.2 million (see Note 9 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2018.

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

2017

The Company completed the following acquisitions during the year ended December 31, 2017, paying the purchase price in cash for each transaction: (a) an asset purchase of sFax, acquired on March 31, 2017, an Austin-based provider of mobile cloud faxing for health care; (b) a share purchase of the entire issued capital of WeCloud AB, acquired on June 12, 2017, a Swedish-based provider of cloud-based internet security services; (c) an asset purchase of MyPhoneFax.com, acquired on June 30, 2017, a provider of online fax services; (d) an asset purchase of EZ Publishing (dba “StreamSend”), acquired on August 22, 2017, a provider of email marketing solutions; (e) a share purchase of all the issued capital of Humble Bundle Inc., acquired on October 13, 2017, a digital storefront for video games based in California; (f) an asset purchase of blackfriday.com, acquired on November 7, 2017, an online solution that markets popular Black Friday ads that are centrally located connecting shoppers with retailers; (g) a share purchase of all the issued capital of OnTargetJobs, Inc., acquired on December 4, 2017, a provider of online recruitment solutions for job seekers and employers in North America; (h) a share purchase of all the issued capital of Mashable Inc., acquired on December 5, 2017, a global, multi-platform media and entertainment company providing tech, digital culture and entertainment content around the globe; and (i) other immaterial acquisitions of online data backup, email marketing and email security businesses.

The consolidated statement of income since the date of each acquisition and balance sheet, as of December 31, 2017, reflect the results of operations of all 2017 acquisitions. For the year ended December 31, 2017, these acquisitions contributed $34.7 million to the Company’s revenues. Net income contributed by these acquisitions was not separately identifiable due to J2 Global’s integration activities and is impracticable to provide. Total consideration for these transactions was $203.9 million, net of cash acquired and assumed liabilities and subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

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

During the year ended December 31, 2017, the Company recorded adjustments to prior period acquisitions primarily due to the finalization of the purchase accounting in the Fax and Martech business as well as the Voice, Backup, Security and CPP business (CPP established in 2019) which resulted in net decreases in goodwill of $0.7 million and $25.0 thousand, respectively. In addition, the Company recorded adjustments to the initial working capital related to prior period acquisitions in the Digital Media business, which resulted in a net decrease in goodwill in the amount of $4.7 million. Such adjustments had an immaterial impact to amortization expense within the consolidated statement of income for the year ended December 31, 2017.

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

5.	Investments

Investments consist of equity and debt securities.

The following table summarizes the gross unrealized losses and estimated fair values for the Company’s securities without a readily determinable fair value (in thousands):

	Cost	Impairment	Adjustments	Reported Amount
December 31, 2019
Equity securities	$34,977	$(4,164)	$(3,678)	$27,135
Total	$34,977	$(4,164)	$(3,678)	$27,135

December 31, 2018
Equity securities	$34,977	$—	$(3,678)	$31,299
Total	$34,977	$—	$(3,678)	$31,299

During the year ended December 31, 2019, the Company recorded a $4.2 million impairment loss related to a portion of its equity securities without a readily determinable fair market value which is reflected in other expense (income), net in the consolidated statements of operations.

During the year ended December 31, 2018, the Company recorded an unrealized loss to earnings because an observable price for a similar instrument was observed in the market at an amount that was below the original carrying price of the investment.

The following table summarizes the gross unrealized gains and losses and fair values for investments classified as available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Corporate debt securities	$23,256	$112	$(698)	$22,670
Total	$23,256	$112	$(698)	$22,670

December 31, 2018
Corporate debt securities	$23,256	$21	$(1,899)	$21,378
Total	$23,256	$21	$(1,899)	$21,378

At December 31, 2019, the Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income.

The following table summarizes J2 Global’s corporate debt securities designated as available-for-sale, classified by the contractual maturity date of the security (in thousands):

	December 31, 2019	December 31, 2018
Due within 1 year	$—	$—
Due within more than 1 year but less than 5 years	22,670	21,378
Due within more than 5 years but less than 10 years	—	—
Due 10 years or after	—	—
Total	$22,670	$21,378

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

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$—	$—	$22,047	$(698)	$22,047	$(698)
Total	$—	$—	$22,047	$(698)	$22,047	$(698)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)
Total	$20,846	$(1,899)	$—	$—	$20,846	$(1,899)

As of December 31, 2019, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses on its debt securities.

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

During 2019, the Company received capital call notices from the management of OCV Management, LLC for $29.6 million inclusive of certain management fees, of which $29.6 million has been paid for the year ended December 31, 2019. During 2019, the Company received a distribution from OCV of $10.3 million. During 2018, the Company received capital call notices from the management of OCV Management, LLC for $36.8 million inclusive of certain management fees, of which $36.8 million has been paid for the year ended December 31, 2018.

The Company recognizes its equity in the net earnings or losses relating to the investment in OCV on a one-quarter lag due to the timing and availability of financial information from OCV. If the Company becomes aware of a significant decline in value that is other-than-temporary, the loss will be recorded in the period in which the Company identifies the decline.

During the years ended December 31, 2019, 2018, and 2017 the Company recognized a net investment loss of $0.2 million, $4.1 million, and zero, net of tax benefit, respectively, inclusive of management fees. The loss is presented in the Company’s consolidated statement of income as loss from equity investments, net. During the years ended December 31, 2019, 2018, and 2017 the Company recognized management fees of $3.0 million, $4.5 million, and zero, net of tax benefit, respectively.

The following table discloses the carrying amount for the Company’s equity method investment (in thousands):

	December 31, 2019	December 31, 2018
Equity securities	$50,274	$31,151
Maximum exposure to loss	$50,274	$31,151

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

6.	Assets Held for Sale and Subsequently Disposed

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

The fair value of our senior notes is determined using quoted market prices or dealer quotes for instruments with similar maturities and other terms and credit ratings, which are Level 2 inputs. The fair value of the MUFG Credit Facility approximates its carrying amount due to its variable interest rate, which approximates a market interest rate, and is considered a Level 2 input. The fair value of long-term debt was $1.8 billion and $1.1 billion, at December 31, 2019 and December 31, 2018, respectively (see Note 10 - Long-Term Debt).

In addition, the 3.25% Convertible Notes contain terms that may require the Company to pay contingent interest on the 3.25% Convertible Notes which is accounted for as a derivative with fair value adjustments being recorded to interest expense (see Note 10 - Long Term Debt). The fair value of this derivative is determined using a binomial lattice convertible bond pricing model using historical and implied market information, which are Level 2 inputs.

In the second quarter of 2019, the Company entered into a $5.5 million note payable that was short-term in nature and associated with the quarter’s acquisition activity. In the third quarter of 2019, the Company paid down $5.1 million of the outstanding note. As of December 31, 2019, the carrying value of the note payable approximates fair value and is classified within Level 2.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$395,664	$—	$—	$395,664
Corporate debt securities	—	623	22,047	22,670
Total assets measured at fair value	$395,664	$623	$22,047	$418,334

Liabilities:
Contingent consideration	$—	$—	$37,887	$37,887
Total liabilities measured at fair value	$—	$—	$37,887	$37,887

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market and other funds	$450	$—	$—	$450
Corporate debt securities	—	532	20,846	21,378
Total assets measured at fair value	$450	$532	$20,846	$21,828

Liabilities:
Contingent consideration	$—	$—	$50,035	$50,035
Contingent interest derivative	—	768	—	768
Total liabilities measured at fair value	$—	$768	$50,035	$50,803

At the end of each reporting period, management reviews the inputs to the fair value measurements of financial and non-financial assets and liabilities to determine when transfers between levels are deemed to have occurred. For the year ended December 31, 2019, there were no transfers that occurred between levels. For the year ended December 31, 2018, $20.8 million of the Company’s debt securities were transferred from Level 2 investments to Level 3.

The following table presents a reconciliation of the Company’s derivative instruments (in thousands):

	Amount	Affected line item in the Statement of Income
Derivative Liabilities:
Level 2:
Balance as of January 1, 2018	$768
Total fair value adjustments reported in earnings	—	Interest expense, net
Balance as of December 31, 2018	$768
Total fair value adjustments reported in earnings	(768)	Interest expense, net
Balance as of December 31, 2019	$—

The following tables presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2018	$20,477
Contingent consideration	11,391
Total fair value adjustments reported in earnings	18,944	General and administrative
Contingent consideration payments	(777)	Not Applicable
Balance as of December 31, 2018	$50,035
Contingent consideration	5,079
Total fair value adjustments reported in earnings	6,318	General and administrative
Contingent consideration payments	(23,545)	Not Applicable
Balance as of December 31, 2019	$37,887

In connection with the acquisition of Humble Bundle, on October 13, 2017, contingent consideration of up to an aggregate of $40.0 million may be payable upon achieving certain future EBITDA thresholds and had a fair value of $20.0 million and $40.0 million at December 31, 2019 and December 31, 2018, respectively. Due to the Company’s achievement of certain EBITDA targets for the year ended December 31, 2018 and the amended contingent consideration agreement, $20.0 million was paid in the second quarter of 2019 and an additional $20.0 million remains payable and is classified as a current liability on the consolidated balance sheet.

In connection with the acquisition of Ekahau Inc., on October 10, 2018, contingent consideration of up to an aggregate of $15.0 million may be payable upon achieving certain future revenue thresholds and had a fair value of $9.1 million and $3.7 million at December 31, 2019 and December 31, 2018, respectively.

In connection with the Company’s other acquisition activity, contingent consideration of up to $15.9 million may be payable upon achieving certain future EBITDA, revenue, and/or unique visitor thresholds and had a combined fair value of $8.8 million and $6.3 million at December 31, 2019 and December 31, 2018, respectively. Due to the achievement of certain thresholds, $3.6 million was paid during the year ended December 31, 2019. In the third quarter of 2019, $0.3 million was no longer considered contingent in connection with a prior year acquisition. As a result, the amount was removed from contingent consideration and reclassified to accrued expenses on the consolidated balance sheet.

During the year ended December 31, 2019, the Company recorded a net increase in the fair value of the contingent consideration of $6.3 million and reported such increase in general and administrative expenses.

The following tables presents a reconciliation of the Company’s Level 3 financial assets related to certain available-for-sale debt securities that are measured at fair value on a recurring basis (in thousands):

Level 3
Balance as of January 1, 2018	$—
Transfer in to Level 3	20,846
Balance as of December 31, 2018	$20,846
Total fair value adjustments reported in other comprehensive income	1,201
Balance as of December 31, 2019	$22,047

8.	Property and Equipment

Property and equipment, stated at cost, at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Computers and related equipment	$334,768	$272,067
Furniture and equipment	1,977	2,391
Leasehold improvements	17,374	14,706
	354,119	289,164
Less: Accumulated depreciation and amortization	(226,302)	(190,351)
Total property and equipment, net	$127,817	$98,813

Depreciation and amortization expense was $51.4 million, $41.3 million and $33.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Total disposals of long-lived assets for the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $0.4 million and $4.0 million, respectively. The disposals during 2017 were primarily related to the sale of Cambridge, Web24, and Tea Leaves (see Note 6 - Assets Held for Sale and Subsequently Disposed).

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

During 2018, the Company separated certain reporting units held within the Cloud Services business (See Note 18 - Segment Information). As a result, the Company allocated goodwill to its new reporting units using a relative fair value approach. Further, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately before and after the reallocation and determined no impairment existed.

The changes in carrying amounts of goodwill for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services	Digital Media	Consolidated
Balance as of January 1, 2018	$346,814	$256,939	$603,753	$592,858	$1,196,611
Goodwill acquired (Note 4)	5,561	67,817	73,378	120,904	194,282
Purchase Accounting Adjustments (1)	—	(1,014)	(1,014)	240	(774)
Foreign exchange translation	(2,146)	(6,983)	(9,129)	(614)	(9,743)
Allocation to new reportable segments	16,041	(16,041)	—	—	—
Balance as of December 31, 2018	$366,270	$300,718	$666,988	$713,388	$1,380,376
Goodwill acquired (Note 4)	31,672	179,293	210,965	42,131	253,096
Purchase accounting adjustments (1)	177	—	177	(858)	(681)
Foreign exchange translation	(331)	73	(258)	500	242
Balance as of December 31, 2019	$397,788	$480,084	$877,872	$755,161	$1,633,033

(1) Purchase accounting adjustments relate to adjustments to goodwill in connection with prior year business acquisitions (see Note 4 - Business Acquisitions).

Intangible assets are summarized as of December 31, 2019 and 2018 as follows (in thousands):

Intangible Assets with Indefinite Lives:

	2019	2018
Trade names	$27,379	$27,379
Other	4,306	4,306
Total	$31,685	$31,685

Intangible Assets Subject to Amortization:

As of December 31, 2019, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	10.2 years	$193,202	$82,552	$110,650
Patent and patent licenses	6.5 years	67,921	63,143	4,778
Customer relationships (1)	8.5 years	630,730	392,228	238,502
Other purchased intangibles	4.3 years	383,195	212,257	170,938
Total		$1,275,048	$750,180	$524,868

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

During the year ended December 31, 2019, the Company completed acquisitions which were individually immaterial. The identified intangible assets recognized as part of these acquisition and their respective estimated weighted average amortizations were as follows (in thousands):

	Weighted-Average Amortization Period	Fair Value
Trade names	8.0 years	$10,773
Customer relationships	7.1 years	123,611
Trademark	6.2 years	32,540
Other purchased intangibles	3.7 years	48,446
Total		$215,370

Expected amortization expenses for intangible assets subject to amortization at December 31, 2019 are as follows (in thousands):

Fiscal Year:
2020	$156,283
2021	115,875
2022	71,835
2023	54,246
2024	34,556
Thereafter	92,073
Total expected amortization expense	$524,868

Amortization expense was $180.6 million, $145.9 million and $129.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10.	Long-Term Debt

6.0% Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “6.0% Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. J2 Cloud received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the condensed consolidated balance sheets as of December 31, 2019. The proceeds were used to redeem all of

J2 Cloud’s 8.0% notes due in 2020, and to distribute sufficient net proceeds to J2 Global to pay off all amounts outstanding under its existing 2016 credit facility, with the remaining net proceeds to be used for general corporate purposes, including acquisitions.

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

The Indenture contains certain restrictive and other covenants applicable to J2 Cloud and subsidiaries designated as restricted subsidiaries including, but not limited to, restrictions on (i) paying dividends or making distributions on J2 Cloud’s membership interests or repurchasing J2 Cloud’s membership interests; (ii) making certain restricted payments; (iii) creating liens or entering into sale and leaseback transactions; (iv) entering into transactions with affiliates; (v) merging or consolidating with another company; and (vi) transferring and selling assets. These covenants include certain exceptions. Violation of these covenants could result in a default which could result in the acceleration of outstanding amounts if such default is not cured or waived within the time periods outlined in the Indenture. Restricted payments, specifically dividend payments, are applicable only if J2 Cloud and subsidiaries designated as restricted subsidiaries has a leverage ratio of greater than 3.0 to 1.0. In addition, if such leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including an exception for the payment of restricted payments up to $75 million. These contractual provisions did not, as of December 31, 2019, restrict J2 Cloud’s ability to pay dividends to J2 Global, Inc. The company is in compliance with its debt covenants as of December 31, 2019.

As of December 31, 2019 and December 31, 2018, the estimated fair value of the 6.0% Senior Notes was approximately $689.8 million and $645.5 million, respectively, and was based on the quoted market prices of debt instruments with similar terms, credit rating and maturities of the 6.0% Senior Notes which are Level 2 inputs (see Note 7 - Fair Value Measurements).

The following table provides additional information related to our 6% Senior Notes (in thousands):

	2019	2018

Principal amount of 6% Senior Notes	$650,000	$650,000
Less: Unamortized discount	8,425	9,657
Less: Debt issuance costs	1,466	1,975
Net carrying amount of 6% Senior Notes	$640,109	$638,368

8.0% Senior Notes

On August 1, 2017, J2 Cloud redeemed all of its outstanding $250 million 8.0% senior unsecured notes due in 2020 for $265 million, including a redemption premium and relevant accrued interest which resulted in a loss on extinguishment of $8.0 million recorded which was recorded in Interest expense, net.

3.25% Convertible Notes

On June 10, 2014, J2 Global issued $402.5 million aggregate principal amount of 3.25% convertible senior notes due June 15, 2029 (the “3.25% Convertible Notes”). J2 Global received proceeds of $391.4 million in cash, net of purchasers’ discounts and commissions. The net proceeds were available for general corporate purposes. The 3.25% Convertible Notes bear interest at a rate of 3.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year. Beginning with the six-month interest period commencing on June 15, 2021, the Company must pay contingent interest on the 3.25% Convertible Notes during any six-month interest period if the trading price per $1,000 principal amount of the 3.25% Convertible Notes for each of the five trading days immediately preceding the first day of such interest period equals or exceeds $1,300. Any contingent interest payable on the 3.25% Convertible Notes will be in addition to the regular interest payable on the 3.25% Convertible Notes.

Holders may surrender their 3.25% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date only if one or more of the following conditions is satisfied: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the closing sale price of J2 Global common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs is more than 130% of the applicable conversion price of the 3.25% Convertible Notes on each such trading day; (ii) during the five consecutive business day period following any ten consecutive trading day period in which the trading price for the 3.25% Convertible Notes for each such trading day was less than 98% of the product of (a) the closing sale price of J2 Global common stock on each such trading day and (b) the applicable conversion rate on each such trading day; (iii) if J2 Global calls any or all of the 3.25% Convertible Notes for redemption, at any time prior to the close of business on the business day prior to the redemption date; (iv) upon the occurrence of specified corporate events; or (v) during either the period beginning on, and including, March 15, 2021 and ending on, but excluding, June 20, 2021 or the period beginning on, and including, March 15, 2029 and ending on, but excluding, the maturity date. J2 Global will settle conversions of 3.25% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock.

During the fourth quarter of 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 3.25% Convertible Notes are convertible at the option of the holder during the quarter beginning January 1, 2020 and ending March 31, 2020. Since the Company currently intends to settle the principal amount in cash, the net carrying amount of the 3.25% Convertible Notes is classified within current liabilities on the consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, the conversion rate is 14.7632 shares of J2 Global common stock for each $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $67.74 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 3.25% Convertible Notes, but will not be adjusted for accrued interest. In addition, following certain corporate events that occur on or prior to June 20, 2021, J2 Global will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate event.

J2 Global may not redeem the 3.25% Convertible Notes prior to June 20, 2021. On or after June 20, 2021, J2 Global may redeem for cash all or part of the 3.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 3.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 3.25% Convertible Notes.

Holders have the right to require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes on each of June 15, 2021 and June 15, 2024 at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if a fundamental change, as defined in the indenture governing the 3.25% Convertible Notes, occurs prior to the maturity date, holders may require J2 Global to repurchase for cash all or part of their 3.25% Convertible Notes at a repurchase price equal to 100% of the principal amount of the 3.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 3.25% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the 3.25% Convertible

Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

Accounting for the 3.25% Convertible Notes

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

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.79% for the 3.25% Convertible Notes and determined the debt discount to be $59.0 million. As a result, a conversion premium after tax of $37.7 million was recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the first stated repurchase date on June 15, 2021 which management believes is the expected life of the 3.25% Convertible Notes using an interest rate of 5.81%. As of December 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 1.5 years.

The 3.25% Convertible Notes are carried at face value less any unamortized debt discount and debt issuance costs. The fair value of the 3.25% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 3.25% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2019 and 2018, the estimated fair value of the 3.25% Convertible Notes was approximately $583.6 million and $457.0 million, respectively.

As of December 31, 2019 and 2018, the if-converted value of our 3.25% Convertible Notes exceeded the principal amount of $402.5 million by $154.3 million and $8.0 million, respectively.

The following table provides additional information related to our 3.25% Convertible Notes (in thousands):

	2019	2018
Additional paid-in capital	$37,700	$37,700

Principal amount of 3.25% Convertible Notes	$402,500	$402,500
Less: Unamortized discount of the liability component	14,363	23,534
Less: Carrying amount of debt issuance costs	2,605	4,205
Net carrying amount of 3.25% Convertible Notes	$385,532	$374,761

The following table provides the components of interest expense related to our 3.25% Convertible Notes (in thousands):

	2019	2018	2017
Cash interest expense (coupon interest expense)	$13,081	$13,081	$13,081
Non-cash amortization of discount on 3.25% Convertible Notes	9,171	8,655	8,167
Amortization of debt issuance costs	1,600	1,462	1,335
Total interest expense related to 3.25% Convertible Notes	$23,852	$23,198	$22,583

The Company has recorded changes in fair value associated with the contingent interest feature of the 3.25% Convertible Notes in interest expense for the years ended December 31, 2019, 2018, and 2017 of $(0.8) million, zero, and $(0.2) million, respectively (see Note 7 - Fair Value Measurements).

1.75% Convertible Notes

On November 15, 2019, J2 Global issued $550.0 million aggregate principal amount of 1.75% convertible senior notes due November 1, 2026 (the “1.75% Convertible Notes”). J2 Global received proceeds of $537.1 million in cash, net of purchasers’ discounts and commissions and other debt issuance costs. The net proceeds were used to pay off all amounts outstanding under the MUFG Credit Facility (see Note 12 - Commitments and Contingencies). The 1.75% Convertible Notes bear interest at a rate of 1.75% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 1.75% Convertible Notes will mature on November 1, 2026, unless earlier converted or repurchased.

Holders may surrender their 1.75% Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding July 1, 2026 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of J2 Global common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding the calendar quarter is greater than 130% of the applicable conversion price of the 1.75% Convertible Notes on each such applicable trading day; (ii) during the five business day period following any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 1.75% Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of J2 Global common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after July 1, 2026, and prior to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. J2 Global will settle conversions of the 1.75% Convertible Notes by paying or delivering, as the case may be, cash, shares of J2 Global common stock or a combination thereof at J2 Global’s election. The Company currently intends to satisfy its conversion obligation by paying and delivering a combination of cash and shares of the Company’s common stock, where cash will be used to settle each $1,000 of principal and the remainder, if any, will be settled via shares of the Company’s common stock. Holders of the notes will have the right to require the Company to repurchase for cash all or any portion of their notes upon the occurrence of certain corporate events, subject to certain conditions. As of December 31, 2019, the market trigger conditions have not been met. Therefore, the net carrying amount of the 1.75% Convertible Notes are classified as long-term debt on the consolidated balance sheets.

The initial conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents an initial conversion price of approximately $125.21 per share of J2 Global common stock. The conversion rate is subject to adjustment for certain events as set forth in the indenture governing the 1.75% Convertible Notes, but will not be adjusted for accrued interest. In addition, upon the occurrence of a “Make-Whole Fundamental Change” (as defined in the 1.75% Convertible Note Indenture), J2 Global will increase the conversion rate for a holder that elects to convert its 1.75% Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2019, the conversion rate is 7.9864 shares of J2 Global common stock for each $1,000 principal amount of 1.75% Convertible Notes, which represents a conversion price of approximately $125.21 per share of J2 Global common stock.

J2 Global may not redeem the 1.75% Convertible Notes prior to November 1, 2026, and no sinking fund is provided for the 1.75% Convertible Notes.

The 1.75% Convertible Notes are the Company’s general senior unsecured obligations and rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 1.75% Convertible Notes; (ii) equal in right of payment to the Company’s existing and future indebtedness that is not so subordinated, including its existing 3.25% Convertible Notes due 2029; (iii) effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all existing and future indebtedness and other liabilities incurred by the Company’s subsidiaries, including the existing 6% Senior Notes due 2025.

Accounting for the 1.75% Convertible Notes

In accordance with ASC 470-20, Debt with Conversion and Other Options, convertible debt that can be settled for cash is required to be separated into the liability and equity component at issuance, with each component assigned a value. The value assigned to the liability component is the effective fair value, as of the issuance date, of similar debt without the conversion feature. The difference between the cash proceeds and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. This debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the maturity date of November 1, 2026.

J2 Global estimated the borrowing rates of similar debt without the conversion feature at origination to be 5.5% for the

1.75% Convertible Notes and determined the debt discount to be $118.9 million. As a result, a conversion premium after tax of $88.1 million (net of $2.8 million of the deferred issuance costs) are recorded in additional paid-in capital. The aggregate debt discount is amortized as interest expense over the period from the issuance date through the maturity date of November 1, 2026, which management believes is the expected life of the 1.75% Convertible Notes using an interest rate of 5.5%. As of December 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 6.8 years.

In connection with the issuance of the 1.75% Convertible Notes, the Company incurred $12.9 million of deferred issuance costs, which primarily consisted of the underwriters’ discount, legal and other professional service fees. Of the total deferred issuance costs incurred, $10.1 million of such deferred issuance costs were attributable to the liability component and are recorded within other assets and are being amortized to interest expense through the maturity date. The unamortized balance, as of December 31, 2019, was $10.0 million. The remaining $2.8 million of the deferred issuance costs were netted with the equity component in additional paid-in capital at the issuance date.

The 1.75% Convertible Notes are carried at face value less any unamortized debt discount and issuance costs. The fair value of the 1.75% Convertible Notes at each balance sheet date is determined based on recent quoted market prices or dealer quotes for the 1.75% Convertible Notes, which are Level 1 inputs (see Note 7 - Fair Value Measurements). If such information is not available, the fair value is determined using cash-flow models of the scheduled payments discounted at market interest rates for comparable debt without the conversion feature. As of December 31, 2019, the estimated fair value of the 1.75% Convertible Notes was approximately $559.6 million.

The following table provides additional information related to our 1.75% Convertible Notes (in thousands):

2019
Additional paid-in capital	$88,138

Principal amount of 1.75% Convertible Notes	$550,000
Less: Unamortized discount of the liability component	117,193
Less: Carrying amount of debt issuance costs	9,987
Net carrying amount of 1.75% Convertible Notes	$422,820

The following table provides the components of interest expense related to our 1.75% Convertible Notes (in thousands):

2019
Cash interest expense (coupon interest expense)	$1,174
Non-cash amortization of discount on 1.75% Convertible Notes	1,718
Amortization of debt issuance costs	122
Total interest expense related to 1.75% Convertible Notes	$3,014

MUFG Credit Facility

During the year ended December 31, 2019, the Company drew down $185.0 million and repaid $185.0 million under its MUFG Credit Facility. The Company has capitalized the total of $0.4 million in debt issuance costs, which are being amortized to interest expense over the life of the MUFG Credit Facility. As of December 31, 2019, these debt issuance costs, net of amortization, were $0.3 million. The related interest expense was $3.4 million and zero for the years ended December 31, 2019 and 2018, respectively. See Note 12, “Commitments and Contingencies” for additional information.

Long-term debt as of December 31, 2019 and 2018 consists of the following (in thousands):

	2019	2018
6.0% Senior Notes	$650,000	$650,000
Convertible Notes:
3.25% Convertible Notes	402,500	402,500
1.75% Convertible Notes	550,000	—
Total Notes	1,602,500	1,052,500
Less: Unamortized discount	139,981	33,191
Deferred issuance costs	14,058	6,180
Total long-term debt	$1,448,461	$1,013,129
Less: Current portion	385,532	—
Total long-term debt, less current portion	$1,062,929	$1,013,129

At December 31, 2019, future principal payments for debt were as follows (in thousands):

Years Ended December 31,
2020	$—
2021	402,500
2022	—
2023	—
2024	—
Thereafter	1,200,000
$1,602,500

Interest expense was $70.2 million, $63.5 million and $59.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11.	Leases

J2 Global leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

As of December 31, 2019, the Company leased approximately 43,000 square feet of office space for its global headquarters in Los Angeles, California under a lease that expired on January 31, 2020. In April 2019, the Company entered into a new lease to relocate its global headquarters. Upon the lease commencement date in December 2019, the Company recorded $29.0 million of right-of-use assets after considering prepaid rent and $28.8 million of operating lease liabilities.

The Company has adopted the new lease standard and related amendments as of January 1, 2019 using the optional transition method. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840. Finance leases are not material to the Company’s consolidated financial statements and are therefore not included in the disclosures. Upon adoption of ASU 2016-02 and its related Updates, the Company recorded approximately $72.0 million of right-of-use assets and approximately $75.0 million of operating lease liabilities.

The components of lease expense were as follows for the year ended (in thousands):

December 31, 2019

Operating lease cost	$23,681
Short-term lease cost	1,918
Total lease cost	$25,599

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating leases
Operating lease right-of-use assets	$125,822
Total operating lease right-of-use assets	$125,822

Operating lease liability, current	$26,927
Operating lease liabilities, noncurrent	104,070
Total operating lease liabilities	$130,997

Supplemental cash flow information related to leases was as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,750
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73,163

Other supplemental operating lease information consists of the following:

Operating leases:
Weighted average remaining lease term	5.9 years
Weighted average discount rate	3.95%

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
Fiscal Year:
2020	$28,517
2021	27,515
2022	25,320
2023	20,132
2024	13,607
Thereafter	34,195
Total lease payments	$149,286
Less: Imputed interest	18,289
Present value of operating lease liabilities	$130,997

Rental expense for operating leases classified under ASC 840 for the years ended December 31, 2018 and 2017 was $21.0 million and $15.3 million, respectively and was predominantly recorded within general and administrative expenses.

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows (in thousands):

Lease Payments
Fiscal Year:
2019	$19,267
2020	16,196
2021	13,881
2022	12,654
2023	10,977
Thereafter	5,456
Total minimum lease payments	$78,431

Sublease

Total sublease income for the years ended December 31, 2019, 2018 and 2017 was $3.5 million, $2.8 million and $0.7 million, respectively. Total estimated aggregate sublease income to be received in the future is $9.8 million.

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

In addition, the Company elected and applied the available transition practical expedients upon adoption. By electing these practical expedients, the Company did:

•	not reassess whether expired or existing contracts contain leases under the new definition of a lease;

•	not reassess lease classification for expired or existing leases; and

•	not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

12.	Commitments and Contingencies

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

On January 21, 2016, Davis Neurology, P.A. filed a putative class action against two J2 Global affiliates in the Circuit Court for the County of Pope, State of Arkansas (58-cv-2016-40), alleging violations of the TCPA. The case was removed to the U.S. District Court for the Eastern District of Arkansas (No. 4:16-cv-00682). On March 20, 2017, the District Court granted a motion for judgment on the pleadings filed by the J2 Global affiliates and dismissed all claims against the J2 Global affiliates. On July 23, 2018, the Eighth Circuit Court of Appeals vacated the judgment and remanded to district court with instructions to return the case to state court. On January 29, 2019, after further appeals were exhausted, the case was remanded to the Arkansas state court. On April 1, 2019, the state court granted a motion for class certification filed by the plaintiff in 2016. Because the prior removal to federal court had deprived the state court of jurisdiction, the J2 Global affiliates had not yet filed an opposition brief to the 2016 motion when the state court granted the motion. The J2 Global affiliates appealed the order. On July 15, 2019, the J2 Global affiliates removed the case to federal court pursuant to the Class Action Fairness Act of 2005. On November 26, 2019 the court denied the Plaintiff’s motion to remand. On December 20, 2019, the court granted the Plaintiff’s motion for leave to amend its complaint. The J2 Global affiliates have moved to dismiss the amended pleading.

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

Credit Agreements

On December 5, 2016, J2 Global entered into a Credit Agreement (the “2016 Credit Agreement”) with MUFG Union Bank, N.A., as administrative agent, and certain other lenders from time to time party thereto (collectively, the “2016 Lenders”). Pursuant to the 2016 Credit Agreement, the 2016 Lenders provided J2 Global with a credit facility of $225.0 million. On June 27, 2017, the Company paid off the entire line of credit of $225.0 million, in addition to interest and miscellaneous fees of $0.5 million and terminated the 2016 Credit Agreement.

On January 7, 2019, J2 Cloud Services, LLC entered into a Credit Agreement (the “Credit Agreement”) with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as sole lead arranger and as administrative agent for the Lenders (the “Agent”). Pursuant to the Credit Agreement, as amended in July and August, the Lenders provided J2 Cloud Services with a credit facility of $200.0 million (the “MUFG Credit Facility”) through December 31, 2020. On November 15, 2019, the Company reduced its borrowing capacity from $200.0 million to $100.0 million. The proceeds of the MUFG Credit Facility are intended to be used for working capital and general corporate purposes of J2 Cloud and its subsidiaries, including to finance certain permitted acquisitions and capital expenditures in accordance with the terms of the Credit Agreement. As of December 31, 2019, zero was outstanding under the MUFG Credit Facility.

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

The final maturity of the MUFG Credit Facility will occur on January 7, 2024. J2 Cloud is permitted to make voluntary prepayments of the MUFG Credit Facility at any time without payment of a premium or penalty.

The obligations under the MUFG Credit Facility and certain cash management are and will be fully and unconditionally guaranteed by certain of J2 Cloud’s existing and subsequently acquired or organized direct and indirect domestic subsidiaries pursuant to a guarantee agreement and secured by a lien on the equity interests of certain of J2 Cloud’s foreign subsidiaries.

The Credit Agreement contains financial maintenance covenants, including (i) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.00:1.00 for J2 Cloud and its restricted subsidiaries; (ii) a maximum total leverage ratio as of the last date of any fiscal quarter not to exceed 3.25:1.00 for J2 and its restricted subsidiaries; and (iii) a minimum EBITDA of not less than $50.0 million for any fiscal quarter for J2 Cloud and its restricted subsidiaries. The Credit Agreement also contains restrictive covenants that limit, among other things, J2 Cloud’s and its restricted subsidiaries’ ability to incur additional indebtedness, create, incur or assume liens, consolidate, merge, liquidate or dissolve, pay dividends or make other distributions or other restricted payments, make or hold any investments, enter into certain transactions with affiliates, sell assets other than on terms specified by the Credit Agreement, amend the terms of certain other indebtedness and organizational documents and change their lines of business and fiscal years, in each case, subject to customary exceptions. The Credit Agreement also sets forth customary events of default, including, among other things, the failure to make timely payments under the MUFG Credit Facility, the failure to satisfy certain covenants, cross-default and cross-acceleration to other material debt for borrowed money, the occurrence of a change of control and specified events of bankruptcy and insolvency.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes in certain jurisdictions where the Company believes that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there.

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $21.2 million reserve established for these matters which is included in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2019. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could materially impact our financial results.

13.	Income Taxes

Income tax (benefit) expense amounted to $(19.4) million, $44.8 million and $60.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s effective tax rates for 2019, 2018 and 2017 were (9.7)%, 25.2% and 30.3%, respectively.

The provision for income tax consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$23,306	$17,233	$55,804
State	4,774	(617)	3,265
Foreign	15,988	3,094	22,904
Total current	44,068	19,710	81,973

Deferred:
Federal	(1,903)	16,083	(15,682)
State	(5,620)	2,965	962
Foreign	(55,921)	6,002	(6,712)
Total deferred	(63,444)	25,050	(21,432)
Total provision	$(19,376)	$44,760	$60,541

A reconciliation of the statutory federal income tax rate with J2 Global’s effective income tax rate is as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory tax rate	21%	21%	35%
State income taxes, net	0.9	1.2	0.8
Foreign rate differential	(3.8)	(7.7)	(16.1)
Foreign income inclusion	1.4	1.5	7.2
Foreign tax credit	(0.9)	(1.4)	(6.2)
Reserve for uncertain tax positions	(0.4)	4.1	3.9
Valuation allowance	0.2	0.2	(0.9)
IRC Section 199 deductions	—	—	(1.6)
Intra-entity tax benefit	(26.9)	—	—
The 2017 Tax Act - provisional transition tax	—	—	24.6
Impact on deferred taxes of enacted tax law and rate changes	(1.3)	0.1	(16.1)
Contingent liabilities	0.6	2.4	—
Unrecognized loss on intercompany sale	—	1.9	—
Other	(0.5)	1.9	(0.3)
Effective tax rates	(9.7)%	25.2%	30.3%

The effective tax rate for the year ended December 31, 2019 differs from the federal statutory rate primarily due to a tax benefit recognized as a result of an intra-entity asset transfer. In December 2019, the Company completed an intra-entity asset transfer between two of its foreign subsidiaries as part of the reorganization of its international operating structure. The transfer caused the recognition of a net tax benefit for $53.7 million and a corresponding deferred tax asset. Additionally, the jurisdictional mix of income and disallowance of certain losses and expenses caused further differences from the federal statutory rate. The effective tax rate for 2018 differs from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and disallowance of certain losses and expenses. The effective tax rate for 2017 differs from the federal statutory rate primarily as a result of the 2017 Tax Act.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$43,352	$36,038
Tax credit carryforwards	4,152	4,784
Accrued expenses	9,946	5,717
Allowance for bad debt	2,547	1,776
Share-based compensation expense	4,669	5,038
Impairment of investments	1,675	1,466
Deferred revenue	—	1,948
State taxes	3,206	2,097
Other	9,958	9,917
	79,505	68,781
Less: valuation allowance	(608)	(44)
Total deferred tax assets	$78,897	$68,737

Deferred tax liabilities:
Basis difference in property and equipment	$(15,767)	$(6,568)
Basis difference in intangible assets	(42,880)	(96,869)
Prepaid insurance	(1,847)	(2,149)
Convertible debt	(65,217)	(31,994)
Other	(663)	(205)
Total deferred tax liabilities	(126,374)	(137,785)
Net deferred tax liabilities	$(47,477)	$(69,048)

The Company had approximately $78.9 million and $68.7 million in deferred tax assets as of December 31, 2019 and 2018, respectively, related primarily to net operating loss carryforwards, basis difference in intangible assets including differences related to intra-entity transfers, tax credit carryforwards and accrued expenses treated differently between its financial statements and its tax returns. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, J2 Global records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely that not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2019, the Company had federal net operating loss carryforwards (“NOLs”) of $166.2 million, after considering substantial restrictions on the utilization of these NOLs due to “ownership changes”, as defined in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). J2 Global currently estimates that all of the above-mentioned federal NOLs will be available for use before their expiration. $143.0 million of NOLs for losses incurred prior to January 1, 2018 expire through the year 2036. The NOLs for losses incurred after January 1, 2018 of $23.2 million have an indefinite carryforward period.

As of December 31, 2019 and 2018, the Company had no foreign tax credit carryforward. In addition, as of December 31, 2019 and 2018, the Company had state research and development tax credits of $3.2 million and $4.6 million, respectively, which last indefinitely.

The Company has not provided deferred taxes on approximately $471.9 million of undistributed earnings from foreign subsidiaries as of December 31, 2019. We have not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, the determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted is not practicable.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the consolidated balance sheet. The Company’s prepaid tax payments were $3.7 million and zero at December 31, 2019 and 2018, respectively.

Income before income taxes included income from domestic operations of $81.6 million, $19.9 million and $61.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and income from foreign operations of $118.0 million, $157.7 million and $138.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, the total amount of unrecognized tax benefits was $46.7 million, of which $43.9 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2018, the total amount of unrecognized tax benefits was $51.3 million, of which $46.8 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2017, the total amount of unrecognized tax benefits was $45.0 million, of which $39.8 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2019, 2018 and 2017, is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$51,271	$45,012	$41,218
Increases related to tax positions during a prior year	5,285	2,508	—
Decreases related to tax positions taken during a prior year	(7,441)	—	(401)
Increases related to tax positions taken in the current year	4,069	3,751	7,223
Settlements	(5,831)	—	(2,639)
Decreases related to expiration of statute of limitations	(650)	—	(389)
Ending balance	$46,703	$51,271	$45,012

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2019, 2018 and 2017, the total amount of interest and penalties accrued was $5.8 million, $8.4 million and $7.2 million, respectively, which is classified as a liability for uncertain tax positions on the consolidated balance sheets. In connection with tax matters, the Company recognized interest and penalty (benefit) expense in 2019, 2018 and 2017 of $(1.8) million, $1.2 million and $2.1 million, respectively.

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

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. As of December 31, 2019, the audits are ongoing.

The Company is under audit by the California Franchise Tax Board (“FTB”) for its tax years 2012 and 2013. The FTB, however, has agreed to suspend its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of December 31, 2019, the audit is ongoing.

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

14.	Stockholders’ Equity

Preferred Stock Exchange

In November 2014, the Company provided holders of the Company’s Series A Preferred Stock (“J2 Series A Stock”) and the Company’s Series B Preferred Stock (“J2 Series B Stock”) an exchange right in which shares may be exchanged for J2 common stock. The exchange right associated with the shares of J2 Series A Stock provided that such shares were immediately exercisable at an exchange ratio of 20.4319 shares of J2 common stock per share of J2 Series A Stock (the “Series A Exchange Ratio”). Both holders of the J2 Series A Stock exercised this exchange right which resulted in the issuance of 235,665 shares of J2 common stock. The exchange right associated with the vested shares of the J2 Series B Stock is exercisable during specified exchange periods at an exchange ratio of 31.8094 shares of J2 common stock per share of J2 Series B Stock (the “Series B Exchange Ratio”). Holders of vested J2 Series B Stock exercised this exchange right which resulted in the issuance of zero and 10,530 shares of J2 common stock during fiscal years 2019 and 2018, respectively.

In connection with the exercise of the exchange right and the resulting extinguishment of the J2 Series A Stock, the Company recorded the difference between the carrying value of the Series A and the fair value of the J2 common stock exchanged within retained earnings as a preferred stock dividend. In connection with the exercise of the exchange right associated with J2 Series B Stock, the Company recognized incremental fair value in the amount of $6.3 million and recorded additional share-based compensation in the amount of zero and $1.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2018, all incremental fair value associated with the exchange right of J2 Series B Stock had been recognized.

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

Common Stock Repurchase Program

In February 2012, the Company’s Board of Directors approved a program authorizing the repurchase of up to five million shares of J2 Global common stock through February 20, 2013 (the “2012 Program”) which was subsequently extended through February 20, 2021 (see Note 22 - Subsequent Events). In November 2018 and May 2019, the Company entered into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase program. 600,000 shares were repurchased under the share repurchase program in 2018 at an aggregate cost of $42.5 million and were subsequently retired in March 2019. During the year ended December 31, 2019, the Company repurchased 197,870 shares under this program at an aggregate cost of $16.0 million which were subsequently retired in the same year. No shares were repurchased under the share repurchase program for the year ended December 31, 2017. Cumulatively at December 31, 2019, 2.9 million shares were repurchased at an aggregate cost of $117.1 million (including an immaterial amount of commission fees).

As a result of the Company’s share repurchase program, the number of shares available for purchase under the 2012 Program is 1,140,819  shares of J2 Global common stock available for purchase under this program.

Periodically, participants in J2 Global’s stock plans surrender to the Company shares of J2 Global stock to pay the exercise price or to satisfy tax withholding obligations arising upon the exercise of stock options or the vesting of restricted stock. During the year ended December 31, 2019, the Company purchased 71,077 shares from plan participants for this purpose.

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

15.	Stock Options and Employee Stock Purchase Plan

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

At December 31, 2019, 2018 and 2017, options to purchase 163,741, 298,577 and 361,875 shares of common stock were exercisable under and outside of the 2015 Plan and the 2007 Plan combined, at weighted average exercise prices of $45.94, $32.15, and $29.92, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

Stock option activity for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	413,858	$31.09
Granted	—	—
Exercised	(38,183)	29.03
Canceled	—	—
Options outstanding at December 31, 2017	375,675	$31.30
Granted	400,000	75.03
Exercised	(67,898)	22.68
Canceled	—	—
Options outstanding at December 31, 2018	707,777	$56.84
Granted	—	—
Exercised	(189,436)	32.39
Canceled	—	—
Options outstanding at December 31, 2019	518,341	$65.77	6.6	$14,480,395
Exercisable at December 31, 2019	163,741	$45.94	3.6	$7,821,139
Vested and expected to vest at December 31, 2019	401,776	$63.09	6.2	$12,301,167

For the years ended December 31, 2019, 2018 and 2017, J2 Global granted zero, 400,000 and zero options, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vest 20% per year and expire 10 years from the date of grant.

The per share weighted-average grant-date fair values of stock options granted during the period ended December 31, 2018 was $19.39. There were no stock options granted during the years 2019 and 2017.

The total intrinsic values of options exercised during the years ended December 31, 2019, 2018 and 2017 was $10.4 million, $3.8 million, and $2.1 million, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $0.1 million and $0.6 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017 was $5.3 million, $1.5 million and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled $2.4 million, $0.9 million and $0.7 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable December 31, 2019	Weighted Average Exercise Price
$22.92	41,530	0.35 years	$22.92	41,530	$22.92
29.34	45,351	1.36 years	29.34	45,351	29.34
29.53	8,460	2.17 years	29.53	8,460	29.53
67.35	23,000	5.35 years	67.35	18,400	67.35
75.03	400,000	8.00 years	75.03	50,000	75.03
$22.92 - $75.03	518,341	6.59 years	$65.77	163,741	$45.94

As discussed in Note 14, “Stockholders’ Equity”, the Company provided holders of J2 Series B Stock an exchange right in which J2 Series B Stock may be exchanged for J2 common stock during specified exchange periods. The Company determined that such exchange right represents a grant under the 2007 Plan for the year ended December 31, 2014, and accordingly, reduced the awards available under the 2007 Plan. At December 31, 2019, there were 2,196,968 additional shares underlying options, shares of restricted stock and other share-based awards available for grant under the 2015 Plan, and no additional shares are available for grant under or outside of the 2007 Plan.

The Company recognized $0.9 million, $0.9 million and $0.4 million of compensation expense related to stock options for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $6.8 million of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan and the 2007 Plan. That expense is expected to be recognized ratably over a weighted average period of 5.93 years (i.e., the remaining requisite service period).

Fair Value Disclosure

J2 Global uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Company’s common stock. The Company estimates the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 13.9%, 11.8% and 14.3% as of December 31, 2019, 2018 and 2017, respectively.

The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years ended December 31,
	2019	2018	2017
Risk-free interest rate	—%	2.4%	—%
Expected term (in years)	0.0	6.7	0.0
Dividend yield	—%	2.2%	—%
Expected volatility	—%	29.2%	—%
Weighted average volatility	—%	29.2%	—%

Restricted Stock and Restricted Stock Units

J2 Global has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 2007 Plan and the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Company granted 117,566, 376,799 and 214,505 shares of restricted stock and restricted units (excluding awards with market conditions below) during the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock - Awards with Market Conditions

J2 Global has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the years ended December 31, 2019, 2018, and 2017 the Company awarded 74,051, 473,501, and 85,825 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 were $69.99, $52.95 and $72.20, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31, 2019	December 31, 2018	December 31, 2017
Underlying stock price at valuation date	$84.58	$82.11	$91.17
Expected volatility	28.3%	28.4%	29%
Risk-free interest rate	2.53%	2.89%	2.17%

The Company recognized $21.7 million, $26.4 million and $22.2 million, respectively of compensation expense related to its restricted stock, restricted stock units, and market-based restricted stock. As of December 31, 2019, the Company had unrecognized share-based compensation cost of $46.1 million associated with these awards. This cost is expected to be recognized over a weighted-average period of 4.9 years for awards and 3.0 years for units. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $12.7 million, $9.7 million and $15.1 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled $2.4 million, $2.4 million and $2.3 million, respectively, for the years ended December 31, 2019, 2018 and 2017. In accordance with ASC 718, share-based compensation is recognized on dividends paid related to nonvested restricted stock not expected to vest, which amounted to approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

 Restricted stock award activity for the years ended December 31, 2019, 2018 and 2017 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	705,015	$41.40
Granted	289,230	61.34
Vested	(381,411)	39.71
Canceled	(7,268)	76.08
Nonvested at December 31, 2017	605,566	$51.57
Granted	830,256	63.55
Vested	(157,972)	61.29
Canceled	(70,839)	74.84
Nonvested at December 31, 2018	1,207,011	$64.82
Granted	187,773	79.00
Vested	(172,884)	73.65
Canceled	(116,841)	72.58
Nonvested at December 31, 2019	1,105,059	$64.76

Restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	51,950
Granted	11,100
Vested	(16,370)
Canceled	(8,280)
Outstanding at December 31, 2017	38,400
Granted	20,044
Vested	(11,540)
Canceled	(5,673)
Outstanding at December 31, 2018	41,231
Granted	3,844
Vested	(12,343)
Canceled	(11,858)
Outstanding at December 31, 2019	20,874	2.1	$1,956,103
Vested and expected to vest at December 31, 2019	15,903	1.6	$1,490,255

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

J2 Global performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $1.3 million, $0.7 million and zero of compensation expense related to the Purchase Plan for the years ended December 31, 2019, 2018 and 2017, respectively. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 5.80%, 1.96% and zero as of December 31, 2019, 2018, and 2017, respectively.

During 2019, 2018 and 2017, 66,413, 33,262 and 3,283 shares, respectively were purchased under the Purchase Plan at price ranging from $62.04 to $73.47 per share during 2019. As of December 31, 2019, 1,523,568 shares were available under the Purchase Plan for future issuance.

16.	Defined Contribution 401(k) Savings Plan

J2 Global has several 401(k) Savings Plans that qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of $3.7 million, $3.6 million and $3.0 million, respectively, for contributions to these 401(k) Savings Plans.

17.	Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator for basic and diluted net income per common share:
Net income attributable to J2 Global, Inc. common shareholders	$218,806	$128,687	$139,425
Net income available to participating securities (a)	(3,496)	(1,885)	(1,792)
Net income available to J2 Global, Inc. common shareholders	$215,310	$126,802	$137,633
Denominator:
Weighted-average outstanding shares of common stock	47,647,397	47,950,746	47,586,242
Dilutive effect of:
Equity incentive plans	78,076	146,906	228,166
Convertible debt (b)	1,300,211	830,139	854,619
Common stock and common stock equivalents	49,025,684	48,927,791	48,669,027
Net income per share:
Basic	$4.52	$2.64	$2.89
Diluted	$4.39	$2.59	$2.83

(a)	Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid)

(b)
Represents the incremental shares issuable upon conversion of the 3.25% Convertible Notes due June 15, 2029 and 1.75% Convertible Notes due November 1, 2026 by applying the treasury stock method when the average stock price exceeds the conversion price of the Convertible Notes (see Note 10 - Long Term Debt)

For the years ended December 31, 2019, 2018 and 2017, there were zero options outstanding, respectively, which were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

18.	Segment Information

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

Information on reportable segments and reconciliation to consolidated income from operations is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue by reportable segment:
Fax and Martech	$366,727	$360,479	$350,542
Voice, Backup, Security, and CPP	295,108	237,496	228,414
Cloud Services Total	661,835	597,975	578,956

Digital Media	710,511	609,374	538,939
Elimination of inter-segment revenues	(300)	(60)	(57)
Total segment revenues	1,372,046	1,207,289	1,117,838
Corporate (1)	8	6	—
Total revenues	1,372,054	1,207,295	1,117,838

Gross profit by reportable segment:
Fax and Martech	317,065	323,855	311,942
Voice, Backup, Security, and CPP	200,500	151,966	148,268
Cloud Services Total	517,565	475,821	460,210

Digital Media	617,458	530,455	485,365
Elimination of inter-segment gross profit	(300)	(60)	(50)
Total segment gross profit	1,134,723	1,006,216	945,525
Corporate (1)	8	5	—
Total gross profit	1,134,731	1,006,221	945,525

Direct costs by reportable segment (2):
Fax and Martech	124,589	128,898	135,157
Voice, Backup, Security, and CPP	155,172	116,803	99,009
Cloud Services Total	279,761	245,701	234,166

Digital Media	550,834	489,019	437,297
Elimination of inter-segment direct costs	(300)	(60)	(50)
Total segment direct costs	830,295	734,660	671,413
Corporate (1)	27,356	27,281	28,404
Total direct costs (2)	857,651	761,941	699,817

Operating income by reportable segment:
Fax and Martech	192,476	194,957	176,785
Voice, Backup, Security, and CPP	45,328	35,163	49,259
Cloud Services Total	237,804	230,120	226,044

Digital Media	66,624	41,436	48,068
Total segment operating income	304,428	271,556	274,112
Corporate (1)	(27,348)	(27,276)	(28,404)
Total income from operations	$277,080	$244,280	$245,708

(1) Corporate includes costs associated with general and administrative and other expenses that are managed on a global basis and that are not directly attributable to any particular segment. In addition, in fiscal year 2018, the Company determined certain patent assets and related income and expenses associated with Advanced Messaging Technologies, Inc. should be reclassified from Cloud Services to Corporate.

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

	2019	2018
Assets:
Cloud Services	$1,466,969	$1,047,245
Digital Media	1,561,024	1,455,620
Total assets from Cloud Services and Digital Media	3,027,993	2,502,865
Corporate (1)	477,853	57,965
Total assets	$3,505,846	$2,560,830

	2019	2018	2017
Capital expenditures:
Cloud Services	$21,826	$13,832	$7,031
Digital Media	48,736	42,547	32,564
Total capital expenditures from Cloud Services and Digital Media	70,562	56,379	39,595
Corporate (1)	26	—	—
Total capital expenditures	$70,588	$56,379	$39,595

Depreciation and amortization:
Cloud Services	$80,970	$60,754	$68,436
Digital Media	148,575	122,843	93,605
Total depreciation and amortization from Cloud Services and Digital Media	229,545	183,597	162,041
Corporate (1)	2,487	3,577	—
Total depreciation and amortization	$232,032	$187,174	$162,041

(1) In fiscal year 2018, the Company determined certain patent assets and related income and expenses associated with Advanced Messaging Technologies, Inc. should be reclassified from Cloud Services to Corporate.

J2 Global maintains operations in the U.S., Canada, Ireland, Japan and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Years ended December 31,
	2019	2018	2017
Revenues:
United States	$1,100,298	$924,051	$830,800
Canada	67,518	73,742	78,099
Ireland	59,009	69,291	74,430
All other countries	145,229	140,211	134,509
Total	$1,372,054	$1,207,295	$1,117,838

	December 31, 2019	December 31, 2018
Long-lived assets:
United States	$701,580	$530,785
All other countries	76,927	62,810
Total	$778,507	$593,595

19.	Supplemental Cash Flows Information

Cash paid for interest during the years ended December 31, 2019, 2018 and 2017 was $55.4 million, $54.0 million and $35.8 million, respectively, substantially all of which related to interest on outstanding debt and foreign taxes.

Cash paid for income taxes net of refunds received was $45.9 million, $37.6 million and $51.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019, 2018 and 2017, J2 Global recorded the tax benefit from the exercise of stock options and restricted stock as a reduction of its income tax liability of $4.8 million, $3.3 million and $2.9 million, respectively.

20.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive loss (income), net of tax, for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Total
Balance as of January 1, 2017	$—	$(54,649)	$(54,649)
Other comprehensive income before reclassifications	—	25,559	25,559
Net current period other comprehensive income	—	25,559	25,559
Balance as of December 31, 2017	$—	$(29,090)	$(29,090)
Other comprehensive loss before reclassifications	(1,418)	(15,471)	(16,889)
Net current period other comprehensive loss	(1,418)	(15,471)	(16,889)
Balance as of December 31, 2018	$(1,418)	$(44,561)	$(45,979)
Other comprehensive income (loss) before reclassifications	1,143	(1,626)	(483)
Net current period other comprehensive income (loss)	1,143	(1,626)	(483)
Balance as of December 31, 2019	$(275)	$(46,187)	$(46,462)

There were zero reclassifications out of accumulated other comprehensive loss (income) for the years ended December 31, 2019, 2018, and 2017.

21.	Quarterly Results (unaudited)

The following tables contain selected unaudited statement of income information for each quarter of 2019 and 2018 (in thousands, except share and per share data). J2 Global believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$405,588	$344,141	$322,432	$299,893
Gross profit	341,260	282,425	262,166	248,880
Net income (1)	123,023	30,745	32,589	32,449

Net income per common share:
Basic	$2.54	$0.63	$0.67	$0.67
Diluted	$2.45	$0.62	$0.66	$0.66
Weighted average shares outstanding
Basic	47,626,833	47,673,211	47,727,786	47,560,749
Diluted	49,425,395	49,064,272	49,102,879	48,509,181

	Year Ended December 31, 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	$346,059	$292,724	$287,889	$280,623
Gross profit	290,097	243,507	240,140	232,478
Net income	50,614	30,723	28,479	18,871

Net income per common share:
Basic	$1.04	$0.63	$0.59	$0.39
Diluted	$1.03	$0.61	$0.57	$0.38
Weighted average shares outstanding
Basic	47,967,014	48,009,953	47,951,326	47,873,007
Diluted	48,505,023	49,279,217	49,218,521	48,706,717

(1) The increase in the Company’s net income in the fourth quarter of 2019 is primarily driven by the tax benefit recognized as a result of an intra-entity asset transfer (see Note 13 - Income Taxes).

22.    Subsequent Events

On February 10, 2020, the Company announced that it extended the Company’s share repurchase program set to expire February 20, 2020 by an additional year.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

J2 Global’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for J2 Global. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that J2 Global’s internal control over financial reporting was effective as of December 31, 2019. Management did not assess the effectiveness of internal control over financial reporting of all the 2019 acquisitions (see Note 4 - Business Acquisitions) because of the timing of these acquisitions. These acquisitions combined constituted 16.8% of total assets as of December 31, 2019 and 9.2% of revenues for the year then ended. Our internal controls over financial reporting as of December 31, 2019 have been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
J2 Global, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited J2 Global, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 2, 2020, expressed an unqualified opinion thereon.

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
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2019 acquisitions, which are included in the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquisitions combined constituted 16.8% of total assets as of December 31, 2019, and 9.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the 2019 acquisitions because of the timing of these acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2019 acquisitions.

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
March 2, 2020

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2020 Proxy Statement”) for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2020 Proxy Statement.

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

Exhibit No.	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of June 10, 2014 (8)
3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of J2 Global, Inc., dated as of September 5, 2019 (18)
3.2	Second Amended and Restated By-Laws (12)
4.1	Specimen of Common Stock Certificate (6)
4.2.1	Indenture, dated as of July 26, 2012 (7)
4.2.2	First Supplemental Indenture, dated as of June 10, 2014 (8)
4.2.3	Indenture, dated as of June 10, 2014 (9)
4.2.4	First Supplemental Indenture, dated as of June 17, 2014 (10)
4.3	Indenture, dated as of June 27, 2017 (14)
4.4	Indenture, dated as of November 15, 2019 (19)
4.5	Description of Registered Securities
10.1	J2 Global, Inc. 2007 Stock Option Plan (5)
10.2	J2 Global, Inc. 2015 Stock Option Plan (11)
10.3	Form of Restricted Stock Agreement Pursuant to J2 Global, Inc. 2015 Stock Option Plan (13)
10.4	Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (4)
10.4.1	Amendment to Amended and Restated J2 Global, Inc. 2001 Employee Stock Purchase Plan (15)
10.5	Letter Agreement, dated as of April 1, 2001, between J2 Global, Inc. and Orchard Capital Corporation (2)
10.5.1	Amendment to Letter Agreement, dated as of December 31, 2001, between J2 Global, Inc. and Orchard Capital Corporation (3)
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

10.7	Second Amended and Restated Limited Partnership Agreement, dated as of January 19, 2018, by and among OCV I GP, LLC and J2 Global, Inc. (16)
10.8	Credit Agreement, dated as of January 7, 2019, among J2 Cloud Services, LLC, MUFG Union Bank, N.A., as Administrative Agent, and MUFG Union Bank, N.A., as Sole Lead Arranger (17)
10.8.1	First Amendment to Credit Agreement, dated July 1, 2019 (20)
10.8.2	Second Amendment to Credit Agreement, dated August 16, 2019 (21)
21.1	List of subsidiaries of J2 Global, Inc.
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(12)    Incorporated by reference to J2 Global’s Current Registration Statement on Form S-8 filed with the Commission on May
6, 2015.
(13) Incorporated by reference to J2 Global’s Annual Report on Form 10-K filed with the Commission on March 1, 2017.
(14) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on June 27, 2017.
(15) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on February 8, 2018.
(16) Incorporated by reference to J2 Global’s Current Report on Form 10-K filed with the Commission on March 1, 2018.
(17) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on January 9, 2019.
(18) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 1, 2019.
(19) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on November 15, 2019.
(20) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on July 1, 2019.
(21) Incorporated by reference to J2 Global’s Current Report on Form 8-K filed with the Commission on August 16, 2019.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

J2 Global, Inc.

By:	/s/ VIVEK SHAH
Vivek Shah
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on March 2, 2020.

Signature	Title

/s/ VIVEK SHAH	Chief Executive Officer and a Director
Vivek Shah	(Principal Executive Officer)

/s/ R. SCOTT TURICCHI	President and Chief Financial Officer
R. Scott Turicchi	(Principal Financial Officer)

/s/ STEVE P. DUNN	Chief Accounting Officer
Steve P. Dunn

/s/ RICHARD S. RESSLER	Chairman of the Board and a Director
Richard S. Ressler

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ROBERT J. CRESCI	Director
Robert J. Cresci

/s/ SARAH FAY	Director
Sarah Fay

/s/ JON MILLER	Director
Jon Miller

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ WILLIAM B. KRETZMER	Director
William B. Kretzmer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$10,422	$13,134	$(10,855)	$12,701
Deferred tax asset valuation allowance	$44	$595	$(31)	$608
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8,701	$17,338	$(15,617)	$10,422
Deferred tax asset valuation allowance	$197	$—	$(153)	$44
Year Ended December 31, 2017:
Allowance for doubtful accounts	$7,988	$13,159	$(12,446)	$8,701
Deferred tax asset valuation allowance	$12,028	$70	$(11,901)	$197
______________________

(1)     Represents specific amounts written off that were considered to be uncollectible.